Form 10-Q
period 2015-03-31
STORE CAPITAL Corp
filed 2015-05-15
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

As of May 14, 2015, there were 115,288,537 shares of the registrant’s $0.01 par value common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$913,149	$843,843
Buildings and improvements	1,960,169	1,790,530
Intangible lease assets	69,589	60,184
Total real estate investments	2,942,907	2,694,557
Less accumulated depreciation and amortization	(117,106)	(98,671)
	2,825,801	2,595,886
Real estate investments held for sale, net	6,809	—
Loans and direct financing receivables	145,850	111,354
Net investments	2,978,460	2,707,240
Cash and cash equivalents	30,324	136,313
Deferred costs, net	36,385	37,136
Other assets	20,684	32,923
Total assets	$3,065,853	$2,913,612

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$162,000	$—
Non-recourse debt obligations of consolidated special purpose entities, net	1,279,220	1,284,151
Dividends payable	28,822	13,123
Accounts payable and accrued expenses	21,067	30,486
Other liabilities	3,044	3,168
Total liabilities	1,494,153	1,330,928
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 115,289,827 and 115,212,541 shares issued and outstanding, respectively	1,153	1,152
Capital in excess of par value	1,637,124	1,636,203
Distributions in excess of retained earnings	(66,160)	(54,405)
Accumulated other comprehensive loss	(417)	(266)
Total stockholders’ equity	1,571,700	1,582,684
Total liabilities and stockholders’ equity	$3,065,853	$2,913,612

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental revenues	$58,838	$37,534
Interest income on loans and direct financing receivables	2,598	1,790
Other income	23	5
Total revenues	61,459	39,329
Expenses:
Interest	17,229	14,405
Transaction costs	259	398
Property costs	295	37
General and administrative	6,635	4,183
Depreciation and amortization	18,892	11,561
Provision for impairment of real estate	1,000	—
Total expenses	44,310	30,584
Income from continuing operations before income taxes	17,149	8,745
Income tax expense	83	52
Income from continuing operations	17,066	8,693
Income from discontinued operations	—	846
Net income	$17,066	$9,539
Net income per share of common stock—basic and diluted:
Continuing operations	$0.15	$0.14
Discontinued operations	—	0.01
Net income	$0.15	$0.15
Weighted average common shares outstanding:
Basic	114,633,300	63,025,215
Diluted	114,633,300	63,025,215
Dividends declared per common share	$0.2500	$0.2395

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$17,066	$9,539
Other comprehensive (loss) income:
Change in unrealized losses on cash flow hedges	(228)	(110)
Cash flow hedge losses reclassified to interest expense	77	79
Total other comprehensive loss	(151)	(31)
Total comprehensive income	$16,915	$9,508

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$17,066	$9,539
Adjustments to net income:
Depreciation and amortization	18,892	11,561
Provision for impairment of real estate	1,000	—
Amortization of deferred financing costs	1,546	1,359
Amortization of debt (premium) and discount, net	(149)	(25)
Amortization of equity-based compensation	897	373
Gain on dispositions of real estate	—	(743)
Noncash revenue and other	333	(496)
Changes in operating assets and liabilities:
Deferred costs	(361)	(366)
Other assets	82	4,149
Accounts payable and other liabilities	(3,233)	(4,375)
Net cash provided by operating activities	36,073	20,976
Investing activities
Acquisition of and additions to real estate	(264,245)	(248,536)
Investment in loans and direct financing receivables	(34,683)	(36,046)
Collections of principal on loans and direct financing receivables	175	4,884
Proceeds from disposition of real estate	48	6,687
Transfers from (to) restricted deposits	12,996	(2,903)
Net cash used in investing activities	(285,709)	(275,914)
Financing activities
Borrowings under credit facilities	172,000	167,080
Repayments under credit facilities	(10,000)	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	26,175
Repayments under non-recourse debt obligations of consolidated special purpose entities	(4,782)	(4,291)
Financing costs paid	(8)	(487)
Proceeds from the issuance of common stock	1	75,001
Offering costs paid	(441)	—
Dividends paid	(13,123)	(15,140)
Net cash provided by financing activities	143,647	248,338
Net decrease in cash and cash equivalents	(105,989)	(6,600)
Cash and cash equivalents, beginning of period	136,313	61,814
Cash and cash equivalents, end of period	$30,324	$55,214

Supplemental disclosure of noncash investing activities:
Accrued tenant improvement advances included in real estate investments	$—	$1,885
Accrued financing costs	$494	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$15,358	$12,805
Cash paid during the period for income and franchise taxes	$483	$209

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2015

1. Organization and Formation Activities

STORE Capital Corporation (STORE Capital or the Company) was formed in Maryland on May 17, 2011 to acquire single‑tenant operational real estate to be leased on a long‑term, net basis to companies that operate across a wide variety of industries within the service, retail and industrial sectors of the United States economy. From time to time, it may also provide mortgage financing to its customers.

On November 21, 2014, the Company completed the initial public offering (IPO) of its common stock.  The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.  The Company was originally formed as a wholly-owned subsidiary of STORE Holding Company, LLC (STORE Holding), a Delaware limited liability company. In March 2015, STORE Holding redeemed all of its Series A membership interests that were held by members of the Company’s board and senior management through the distribution of common shares of the Company to those members. Following this redemption, the voting interests of STORE Holding are entirely owned by entities managed by a global investment management firm. At March 31, 2015, there were 115,289,827 shares of the Company’s common stock outstanding, of which 82,148,644 shares were held by STORE Holding, representing a 71.25% ownership of the Company.

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year.  Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Certain of the Company’s wholly‑owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At March 31, 2015 and December 31, 2014, assets totaling $2.7 billion and $2.5 billion, respectively, were held and third-party liabilities totaling $1.3 billion were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results. During the three months ended March 31, 2015, the Company recorded a  provision for impairment of its real estate of $1.0 million.  No impairment charges were recorded during the three months ended March 31, 2014.

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

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $5.8 million and $4.7 million of accrued straight‑line rental revenue, net of allowances of $2.1 million and $1.7 million, at March 31, 2015 and December 31, 2014, respectively, included in other assets on the consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

For leases that have contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Less than 1.5% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales.

The Company suspends revenue recognition if the collectibility of amounts due pursuant to a lease is not reasonably assured or if the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier. The Company reviews its rent receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write‑off of the specific rent receivable will be made. As of March 31, 2015, the Company had a $0.3 million provision for uncollectible contractual rent payments due from tenants; there was no provision at December 31, 2014.

Loans Receivable

STORE Capital holds its loans receivable for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2015 and December 31, 2014, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at March 31, 2015 or December 31, 2014.

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

Restricted Cash and Escrow Deposits

The Company had $2.4 million and $15.4 million of restricted cash and deposits in escrow at March 31, 2015 and December 31, 2014, respectively which were included in other assets on the consolidated balance sheets.

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

Derivative Instruments and Hedging Activities

The Company may enter into derivatives contracts as part of its overall financing strategy to manage the Company’s exposure to changes in interest rates associated with current and/or future debt issuances. The Company does not use derivatives for trading or speculative purposes. The Company records its derivatives on the balance sheet at fair value as either an asset or liability. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction.

As of March 31, 2015, the Company had entered into two interest rate swap agreements with current notional amounts of $12.6 million and $6.6 million that were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due 2019 (Note 4).

Fair Value Measurement

The Company estimates fair value of financial and non-financial assets and liabilities based on the framework established in fair value accounting guidance.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Share‑based Compensation

Certain directors and employees of the Company have been granted long‑term incentive awards, including restricted shares and stock units of the Company’s common stock and profits interests units issued by STORE Holding, which provide them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders.

During the three months ended March 31, 2015, the Company granted restricted share awards (RSAs) representing 79,018 shares of restricted common stock to its executive officers and certain directors and other employees.  During the same period, 153,331 shares of restricted stock vested and 1,732 shares of restricted stock were forfeited. As of March 31, 2015, the Company had 579,861 restricted common shares outstanding. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings.

In March 2015, the Company issued 348,220 restricted stock units (RSUs) with both a market condition and a service condition to its executive officers.  The number of common shares to be received at vesting will range from zero to 100% of the total RSUs granted based on total shareholder return (TSR) on the Company’s common stock measured against the benchmark TSR of a peer group over a three-year performance period ending December 31, 2017.  The TSR is a measure of stock price appreciation plus dividends paid during the measurement period.  To the extent market and service conditions are met, the RSUs vest 50% at the end of 2017 and, subject to continued employment, 50% at the end of 2018. The Company valued the RSUs using a Monte Carlo simulation model on the date of grant which resulted in a grant date fair value of $4.4 million.  The Monte Carlo simulation was computed based on a volatility assumption of 23.51%, a risk-free interest rate of 0.84% and a dividend yield of zero. The RSUs accrue dividend equivalents which are paid only if the award vests. At March 31, 2015, there were 348,220 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Tax returns filed for 2011 through 2014 are subject to examination by these jurisdictions. As of March 31, 2015 and December 31, 2014, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at March 31, 2015 or December 31, 2014.

Net Income Per Common Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per common share. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted income per common share (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$17,066	$9,539
Less: earnings attributable to unvested restricted shares	(143)	(116)
Net income used in basic and diluted income per share	$16,923	$9,423
Denominator:
Weighted average common shares outstanding	115,215,833	63,436,513
Less: Weighted average number of shares of unvested restricted stock	(582,533)	(411,298)
Weighted average shares outstanding used in basic income per share	114,633,300	63,025,215
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—
Weighted average shares outstanding used in diluted income per share	114,633,300	63,025,215

(a)	For the three months ended March 31, 2015 and 2014, excludes 199,528 shares and 62,745 shares, respectively, related to unvested restricted shares as the effect would be antidilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or the SEC. The Company adopts the new pronouncements as of the specified effective date. When permitted, the Company may elect to early adopt the new pronouncements. Unless otherwise discussed, these new accounting pronouncements include technical corrections to existing guidance or introduce new guidance related to specialized industries or entities and therefore will have minimal, if any, impact on the Company’s financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles‑based approach for accounting for revenue from contracts with customers. Lease contracts covered by Topic 840, Leases, are excluded from the scope of this new guidance. At the time of issuance, this new standard was effective for public companies for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. On April 29, 2015, the FASB issued an exposure draft regarding deferral of the effective date of the standard.  The exposure draft proposes that the effective date of the standard for public companies will be for annual reporting periods beginning after December 15, 2017 and early adoption would be permitted but only as of an annual reporting period beginning after December 15, 2016.  As leases are excluded from this guidance, the Company does not anticipate this standard to have a material impact on its financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.  This guidance was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability and, therefore, make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums.  This new standard is effective for public companies for annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Upon adoption, the new guidance is required to be applied retrospectively.  The Company is currently evaluating the impact of the adoption of this new standard which is expected to result in reclassifications of certain deferred costs on the Company’s balance sheets but will not have an impact on its results of operations or cash flows.

3. Investments

At March 31, 2015, STORE Capital had investments in 1,073 property locations representing 1,059 owned properties (of which 12 are accounted for as direct financing receivables), eight ground lease interests and six properties which secure certain mortgage loans. The gross acquisition cost of real estate investments totaled $2.95 billion at March 31, 2015. In addition, the Company held loans and direct financing receivables with an aggregate carrying amount at March 31, 2015 of $145.8 million. As of March 31, 2015, a substantial portion of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During the three months ended March 31, 2015, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2014	947	$2,805,911
Acquisition of and additions to real estate (b)(c)	123	256,833
Investment in loans and direct financing receivables	3	34,683
Sales of real estate	—	(48)
Principal collections on loans and direct financing receivables	—	(175)
Provision for impairment of real estate		(1,000)
Other		(11)
Gross investments, March 31, 2015 (d)		3,096,193
Less accumulated depreciation and amortization (d)		(117,733)
Net investments, March 31, 2015	1,073	$2,978,460

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Excludes $7.4 million of tenant improvement advances disbursed in 2015 which were accrued as of December 31, 2014.
(c)	Includes $0.2 million of interest capitalized to properties under construction.
(d)	Includes the dollar amount of investments ($7.4 million) and the accumulated depreciation ($0.6 million) related to real estate investments held for sale at March 31, 2015.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of March 31, 2015 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	540	$866,861	28%
Health clubs	44	243,689	8
Early childhood education centers	121	229,183	7
Movie theaters	27	210,866	7
Sporting goods stores	15	122,693	4
Furniture stores	22	121,566	4
Colleges and professional schools	6	79,101	2
All other service industries	178	672,043	22
All other retail industries	53	223,768	7
All industrial	67	326,423	11
	1,073	$3,096,193	100%

(a)

The dollar amount of investments includes the gross investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 246 customers geographically dispersed throughout 46 states. Only one state, Texas (13%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2015. None of the Company’s 246 customers represented more than 10% of the Company’s real estate investment portfolio at March 31, 2015, with the largest customer representing less than 4% of the total investment portfolio. On an annualized basis, the largest customer also represented less than 4% of the Company’s annualized investment portfolio revenues as of March 31, 2015. The Company’s customers operate their businesses across 227 concepts and none of these concepts represented more than 4% of the Company’s annualized investment portfolio revenues as of March 31, 2015.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31,	December 31,
	2015	2014
In-place lease assets	$52,017	$47,359
Above-market lease assets	10,273	5,526
Ground lease interest assets	7,299	7,299
Total intangible lease assets	69,589	60,184
Accumulated amortization	(7,606)	(6,006)
Net intangible lease assets	$61,983	$54,178

Aggregate lease intangible amortization included in expense was $1.4 million and $0.8 million during the three months ended March 31, 2015 and 2014, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $231,000 for the three months ended March 31, 2015.

Based on the balance of the intangible assets at March 31, 2015, the aggregate amortization expense is expected to be $3.9 million for the remainder of 2015, $5.1 million in 2016, $5.0 million in 2017, $4.8 million in 2018, $4.6 million in 2019 and $4.1 million in 2020 and the amount expected to be amortized as a decrease to rental revenue is expected to be $0.9 million for the remainder of 2015 and $1.2 million in each of the next five years. The weighted average remaining amortization period is approximately 11 years for the in‑place lease intangibles, approximately nine years for the above‑market lease intangibles and approximately 75 years for the amortizing ground lease interests.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at March 31, 2015 was approximately 15 years. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties. At March 31, 2015, all of the properties were subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases at March 31, 2015, are as follows (in thousands):

Remainder of 2015	$186,836
2016	249,820
2017	249,906
2018	250,041
2019	250,203
2020	248,557
Thereafter	2,278,194
Total future minimum rentals (a)	$3,713,557

(a)	Includes $43.2 million (approximately $3.6 million annually through February 2027) of future rentals associated with two leases terminated subsequent to March 31, 2015.

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At March 31, 2015, the Company held 11 loans receivable with an aggregate carrying amount of $95.8 million and had $50.0 million of investments in transactions accounted for as direct financing leases. Ten of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. The other loan is secured by a tenant’s equipment.

Two of the mortgage loans are short‑term loans and require monthly interest‑only payments with balloon payments at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40‑year amortization period with balloon payments, if any, at maturity. The other secured loan requires the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

	Stated
	Interest	Maturity	March 31,	December 31,
Type	Rate	Date	2015	2014
Mortgage loan receivable	8.50%	Apr. 2015	$4,300	$4,300
Mortgage loan receivable	9.09%	Jan. 2017	1,933	1,933
Mortgage loan receivable	8.35%	Jan. 2028	3,772	3,775
Mortgage loan receivable	8.75%	Jul. 2032	23,969	23,998
Mortgage loan receivable	7.45%	Jan. 2035	500	—
Mortgage loan receivable	9.00%	Mar. 2053	14,580	14,595
Mortgage loan receivable	8.75%	Jun. 2053	6,352	6,357
Mortgage loan receivable	8.50%	Jun. 2053	6,691	6,697
Mortgage loan receivable	8.25%	Aug. 2053	3,335	3,337
Mortgage loan receivable (a)	8.50%	Feb. 2055	28,500	—
Total mortgage loans receivable			93,932	64,992
Equipment loan receivable			—	94
Equipment loan receivable	7.75%	Mar. 2017	1,063	—
Total principal amount outstanding—loans receivable			94,995	65,086
Unamortized loan origination costs			883	497
Direct financing receivables			49,972	45,771
Total loans and direct financing receivables			$145,850	$111,354

(a)

Mortgage loan receivable has an initial interest rate of 8.50% and is subject to increases over the term of the loan.  The loan allows for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.

The long‑term mortgage loans receivable generally allow for prepayments in whole, but not in part, without penalty or with penalties typically ranging from 1% to 5%, depending on the timing of the prepayment, except as noted in the table above. All other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled	Balloon	Total
	Principal	Payments	Payments
Remainder of 2015	$233	$4,300	$4,533
2016	332	—	332
2017	361	2,996	3,357
2018	394	—	394
2019	429	—	429
2020	449	—	449
Thereafter	61,632	23,869	85,501
Total principal repayments	$63,830	$31,165	$94,995

The components of the investments accounted for as direct financing receivables as of March 31, 2015 were as follows (in thousands):

Minimum lease payments receivable	$129,018
Estimated residual value of leased assets	5,076
Unearned income	(84,122)
Net investment	$49,972

4. Debt

Credit Facilities

In September 2014, the Company entered into a new $300 million unsecured revolving credit facility with a group of lenders which replaced the Company’s previous two secured credit facilities that aggregated $300 million. The  facility is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.

This facility, which includes an accordion feature that allows the size of the facility to be increased up to $500 million, is for an initial term of three years and includes a one-year extension option subject to certain conditions and the payment of a 0.2% extension fee. The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC, one of the Company’s direct wholly-owned subsidiaries. Borrowings under this facility require monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus a credit spread ranging from 1.75% to 2.50%, or (2) the Base Rate, as defined in the agreement, plus a credit spread ranging from 0.75% to 1.50%. The credit spread used is based on the Company’s leverage ratio as defined in the agreement; based on the most recent leverage ratio calculations, borrowings under the facility made on or after April 1, 2015 will bear interest at one-month LIBOR plus 1.75%. The Company must also pay a 0.25% non-use fee on the unused portion of the facility. Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At March 31, 2015, the Company had $162 million of borrowings outstanding and a pool of eligible unencumbered assets aggregating approximately $1.1 billion.

The Company is subject to various financial and nonfinancial covenants under this unsecured credit facility including a maximum leverage of 65%,  a  minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $600 million plus 75% of additional equity raised after September 2014, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the agreement. As of March 31, 2015, the Company was in compliance with these covenants.

On April 8, 2015, the Company entered into a four-month (including the one-month extension option),  $50 million unsecured loan facility with a bank as a temporary supplement to borrowing capacity under its unsecured revolving credit facility.  This loan facility is subject to the same borrowing limitations and covenants as the unsecured revolving credit facility discussed above.    Borrowings under this loan facility require monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus 2.00%, or (2) the Base Rate, as defined in the agreement.

Prior to September 19, 2014, the Company had two bank credit facilities that were secured by real estate properties which were pledged as collateral under the facilities as well as the Company’s equity interests in certain of its special purpose entity subsidiaries and the Company’s holdings of the Class B notes issued under its STORE Master Funding debt program (see below). These previous secured credit facilities bore interest at one-month LIBOR plus a credit spread ranging from 2.45% to 3.00%.

The financing costs related to the establishment of the Company’s credit facilities are deferred and amortized to interest expense over the term of the credit facilities. At March 31, 2015 and December 31, 2014, unamortized financing costs related to the Company’s credit facility totaled $2.1 million and $2.4 million, respectively.

Non‑Recourse Debt Obligations of Consolidated Special Purpose Entities

During 2012, the Company implemented a debt issuance program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $78.0 million at March 31, 2015.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium. As of March 31, 2015, the aggregate collateral pool securing the net‑lease mortgage notes is comprised primarily of single tenant commercial real estate properties with an aggregate investment amount of approximately $1.6 billion.

On April 16, 2015, the consolidated special purpose entities issued an additional series of net-lease mortgage notes consisting of $365.0 million of Class A notes and $30.0 million of Class B notes.  The Class A notes are segregated into two tranches:  $95.0 million of seven-year notes with an interest rate of 3.75% and $270.0 million of ten-year notes with an interest rate of 4.17%.  The Class B notes were retained by the Company.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their owned real estate properties with traditional first mortgage debt. The notes require monthly principal and interest payments with balloon payments at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $327.3 million at March 31, 2015.

The mortgage notes payable, which are obligations of the consolidated special purpose entities as described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants. As of March 31, 2015, the Company had one variable-rate mortgage note (outstanding principal balance of $19.2 million) which had effectively been converted to a fixed-rate note through the use of two interest rate swaps. The Company has an agreement with the counterparty to the interest rate swaps which contains a provision that, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its interest rate swap obligations. As of March 31, 2015, the termination value of the Company’s interest rate swaps was a liability of approximately $0.5 million.

Financing costs related to the issuance of the non‑recourse debt obligations are deferred and amortized to interest expense over the terms of the related notes. As of March 31, 2015 and December 31, 2014, unamortized financing costs related to all non‑recourse debt obligations of the consolidated special purpose entities totaled $30.1 million and $30.9 million, respectively.

The non‑recourse debt obligations of the consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		March 31,	December 31,
	Date	Rate		2015	2014
Non-recourse net-lease mortgage notes:
Series 2012-1, Class A	Aug. 2019	5.77%		$206,698	$207,503
Series 2013-1, Class A-1	Mar. 2020	4.16%		145,259	145,876
Series 2013-2, Class A-1	Jul. 2020	4.37%		104,324	104,740
Series 2013-3, Class A-1	Nov. 2020	4.24%		75,473	75,767
Series 2014-1, Class A-1	Apr. 2021	4.21%		119,500	119,650
Series 2013-1, Class A-2	Mar. 2023	4.65%		98,776	99,196
Series 2013-2, Class A-2	Jul. 2023	5.33%		94,574	94,951
Series 2013-3, Class A-2	Nov. 2023	5.21%		98,016	98,398
Series 2014-1, Class A-2	Apr. 2024	5.00%		139,417	139,592
Non-recourse mortgage notes payable:
$21,443 note issued July 2005 (a)	Aug. 2015	5.26	% (a)	18,849	18,956
$4,000 note issued August 2006 (b)	Sept. 2016	6.33	% (b)	3,299	3,326
$3,800 note issued September 2006 (c)	Oct. 2016	6.47	% (c)	3,498	3,512
$7,088 note issued April 2007 (d)	May 2017	6.00	% (d)	6,648	6,676
$4,400 note issued August 2007 (e)	Sept. 2017	6.7665	% (e)	3,780	3,807
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		7,444	7,511
$20,530 note issued December 2011 and amended February 2012	Jan. 2019	5.275	% (f)	19,202	19,317
$6,500 note issued December 2012	Dec. 2019	4.806%		6,170	6,207
$2,956 note issued June 2013	Jun. 2020	3.173	% (g)	2,812	2,827
$16,100 note issued February 2014	Mar. 2021	4.83%		15,771	15,857
$13,000 note issued May 2012	May 2022	5.195%		12,253	12,326
$14,950 note issued July 2012	Aug. 2022	4.95%		13,774	13,863
$26,000 note issued August 2012	Sept. 2022	5.05%		24,660	24,805
$6,400 note issued November 2012	Dec. 2022	4.71%		6,090	6,127
$11,895 note issued March 2013	Apr. 2023	4.73%		11,410	11,478
$17,500 note issued August 2013	Sept. 2023	5.46%		17,003	17,091
$10,075 note issued March 2014	Apr. 2024	5.10%		9,947	9,984
$7,750 note issued February 2013	Mar. 2038	4.81	% (h)	7,424	7,468
$6,944 notes issued March 2013	Apr. 2038	4.50	% (i)	6,643	6,684
				1,278,714	1,283,495
Unamortized net premium				506	656
Total non-recourse debt obligations of consolidated special purpose entities				$1,279,220	$1,284,151

(a)	Note was assumed in June 2014 at a premium; estimated effective yield at assumption of 3.69%.
(b)	Note was assumed in July 2012 at a premium; estimated effective yield at assumption of 5.15%.
(c)	Note was assumed in April 2014 at a premium; estimated effective yield at assumption of 3.88%.
(d)	Note was assumed in December 2013 at a premium; estimated effective yield at assumption of 4.45%.
(e)	Note was assumed in September 2014 at a premium; estimated effective yield at assumption of 3.40%.
(f)

Note is a variable‑rate note which resets monthly at one‑month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $12.6 million portion and a $6.6 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively (Note 2).

(g)	Note is a variable‑rate note which resets monthly at one‑month LIBOR + 3.00%; rate shown is effective rate at March 31, 2015.
(h)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(i)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

As of March 31, 2015, the scheduled debt maturities, including balloon payments, during the next five years and thereafter are as follows (in thousands):

	Scheduled	Balloon
	Principal	Payments	Total
Remainder of 2015	$14,408	$18,710	$33,118
2016	19,789	6,549	26,338
2017	20,517	9,921	30,438
2018	21,070	6,665	27,735
2019	19,765	213,539	233,304
2020	13,942	295,985	309,927
Thereafter	36,906	580,948	617,854
	$146,397	$1,132,317	$1,278,714

5. Stockholders’ Equity

On November 3, 2014, the Company’s board of directors declared a 1.67‑for‑one split of its common stock effected through a dividend to its stockholders. The stock dividend was treated as a stock split for accounting purposes; the $0.01 par value of the common stock was unchanged. The Company declared dividends payable to common stockholders totaling $28.8 million and $15.1 million during the three months ended March 31, 2015 and 2014, respectively.

On March 30, 2015, STORE Holding redeemed all of its Series A membership interests that were held by members of the Company’s board and senior management through the distribution of 653,382 common shares of the Company to those members.  STORE Holding held 82,148,644 of the Company’s common shares at March 31, 2015 and 82,802,026 common shares at December 31, 2014.

6. Income from Discontinued Operations

Periodically, the Company may sell real estate properties it owns. Effective January 1, 2014, the Company adopted ASU No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014‑08), under which only disposals representing a strategic shift in operations of the Company and that have (or will have) a major effect on the Company’s operations and financial results are to be presented as discontinued operations. The Company was required to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively; therefore, the gains and losses from these property dispositions and all operations from these properties were reclassified to discontinued operations, net of any related income tax, in the consolidated statements of income. This presentation has no impact on net income or cash flow. The Company did not classify any additional property disposals as discontinued operations subsequent to December 31, 2013.

Amounts reclassified to discontinued operations during the three months ended March 31, 2014 included $103,000 of income from real estate operations and $743,000 of gain on disposition of properties related to assets that had been classified as held for sale prior to the Company’s adoption of ASU 2014‑08.

7. Commitments and Contingencies

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

As of March 31, 2015, the Company had approximately $39.0 million in commitments to fund improvements to real estate properties previously acquired which will generally result in increases to the rental revenue due under the related contracts.

The Company has employment agreements with each of its executive officers which will expire in November 2018.  The agreements provide for minimum annual base salaries and annual incentive compensation based on the satisfactory achievement of reasonable performance criteria and objectives to be adopted by the Company’s Board of Directors each year.  In addition, each officer is eligible to receive equity awards as determined by the Company’s Board of Directors. In the event an executive officer is terminated without cause or terminates employment for good reason, the Company is liable for a lump‑sum severance payment in an amount equal to, in the case of the Company’s Chief Executive Officer, the sum of (i) two times his base salary and (ii) two times the target cash bonus for which he was eligible in the prior fiscal year (whether or not received); and, in the case of the Company’s other executive officers, the sum of (i) 1.5 times his or her base salary and (ii) 1.5 times the target cash bonus for which he or she was eligible in the prior fiscal year (whether or not received); plus, in the case of all executive officers, certain other specified termination benefits.  In the event of a termination without cause, as defined in the employment agreements, the executive officer is entitled to immediate vesting of any and all outstanding unvested shares of the Company’s restricted stock that he or she has been awarded as part of the Company’s incentive compensation program.  For unvested RSUs, in the event of a qualified termination, as defined in the award agreement, the executive officer is entitled to a portion of any earned award, as determined under the award agreement, based on the elapsed performance period.

8. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives  (interest rate swaps) at March 31, 2015 and December 31, 2014 was a liability of $417,000 and $266,000, respectively, included in other liabilities on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, accounts receivable, accounts payable and tenant deposits. Generally these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes that the carrying value of borrowings under its credit facility approximate fair value based upon their nature, terms and variable interest rate. Additionally, the Company believes the carrying values of its fixed‑rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the non‑recourse debt obligations of consolidated special purpose entities have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2015, the Company’s non‑recourse debt obligations of consolidated special purpose entities had a carrying value of $1,279.2 million and an estimated fair value of $1,377.7 million. At December 31, 2014, these debt obligations had a carrying value of $1,284.2 million and an estimated fair value of $1,349.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 10, 2015.

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this quarterly report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

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

The growth of our Company from inception in May 2011 until November 2014 was funded by STORE Holding Company, LLC, or STORE Holding, a Delaware limited liability company, all of which is owned, directly or indirectly, by certain investment funds managed by Oaktree Capital Management, L.P.  In November 2014, we took the Company public on the New York Stock Exchange and now our common stock trades under the ticker symbol “STOR”.  STORE Holding is still our primary stockholder, owning approximately 71% of our outstanding common stock as of March 31, 2015. In November 2014, prior to our initial public offering, or IPO, our board of directors declared a stock split effected through the distribution of 1.67 shares for each share of common stock then outstanding; accordingly, all share and per share information included in this report has been retroactively restated to take into account the effect of the stock split.

Since our inception in 2011, we have selectively originated a real estate investment portfolio totaling $3.1 billion, consisting of investments in 1,073 property locations across 46 states as of March 31, 2015. All of the real estate we acquire is held by our wholly-owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if expressed on an annual basis, currently averaging approximately 1.7%), which allows the monthly lease payments we receive to rise somewhat in an inflationary economic environment. As of March 31, 2015, approximately 97% of our leases (based on annualized base rent) are referred to as “triple net”, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Since our properties are single‑tenant properties under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2015, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 15 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 98% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 6% of our base rent provide our tenant the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

Liquidity and Capital Resources

At the beginning of 2015, our real estate investment portfolio totaled $2.8 billion, consisting of investments in 947 property locations with base rent and interest due from our customers aggregating approximately $19.8 million per month, excluding future rent payment escalations. By March 31, 2015, our investment portfolio had grown to $3.1 billion, consisting of investments in 1,073 property locations with base rent and interest aggregating approximately $21.9 million per month. Substantially all of our cash from operations is generated by our real estate portfolio.

Our primary cash expenditures are the monthly principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of servicing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we would incur these property costs during the time it would take to locate a substitute tenant.  Also, we will occasionally incur nominal property‑level expenses that are not paid by our customers, such as the costs of periodically making site inspections of our properties. As of March 31, 2015, our portfolio was 100% occupied and leases on only four properties are scheduled to expire during the remainder of 2015, representing less than one-third of one percent of our annualized base rent and interest.  In April 2015, leases associated with two of these four properties were renewed by the tenant.  As of May 1, 2015, six of our properties were vacant and not subject to a lease. Accordingly, we expect that our property costs will be at an elevated level, as compared to our historical experience, during the period that these vacant properties are being remarketed.

We intend to continue to grow primarily through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions which are consistent with our underwriting guidelines and raise future additional capital. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders.

Our debt capital is provided on a temporary basis through our variable‑rate unsecured revolving credit facility with a group of banks, until our short-term borrowings are sufficiently large to enable the economic issuance of long-term fixed-rate notes from our Master Funding program. We also, from time to time, obtain fixed-rate non‑recourse mortgage financing from banks and insurance companies secured by specific property we pledge as collateral. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We target a level of debt within a range of six to seven times our earnings before interest, taxes, depreciation and amortization.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of this is the period during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term debt facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. As of March 31, 2015, we had no significant near-term debt maturities, with balloon payments due during the remainder of 2015 representing just $19 million, or 1.5%, of our total long-term debt, and our weighted average debt maturity is approximately seven years. As our outstanding debt matures, we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility. Because our long-term debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization reduces our refinancing risk upon maturity of the debt. The long-term debt we have issued as of March 31, 2015 is comprised, almost exclusively, of secured non-recourse borrowings with a weighted average loan-to-cost ratio of 67% and approximately 61% of our portfolio serves as collateral for this long-term debt.  The remaining portfolio properties, aggregating almost $1.2 billion, are unencumbered and this unencumbered pool of properties provides us flexibility for future borrowings or as substitute collateral for existing indebtedness.

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

Typically, we use our short‑term unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of term notes under our Master Funding conduit, the proceeds from which we use to repay the amounts outstanding under our credit facility. In September 2014, we entered into a $300 million unsecured revolving credit facility with a group of lenders, which replaced our two previous secured credit facilities. This facility, which includes an accordion feature that allows the size of the facility to be increased up to $500 million, is for an initial term of three years and includes a one‑year extension option subject to certain conditions and the payment of a 20 basis point extension fee. The facility bears interest at a rate selected by us equal to either one‑month LIBOR plus a leverage‑based credit spread ranging from 1.75% to 2.50%, or a Base Rate, as defined in the debt agreement, plus a leverage‑based credit spread ranging from 0.75% to 1.50%, and also includes a fee of 0.25% assessed on the average unused portion of the facility. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time. At March 31, 2015, we had $162 million of borrowings outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $1.2 billion, substantially all of which is eligible as collateral under the credit facility.  Covenants under this facility include: maximum leverage of 65%, minimum fixed charge coverage of 1.5x, minimum net worth of $600 million plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly‑owned subsidiaries. We remain in compliance with these covenants.

As of March 31, 2015, essentially all of our long‑term debt was fixed‑rate debt, or was effectively converted to a fixed‑rate for the term of the debt. Our primary long‑term debt funding option is STORE Master Funding, which we began to use in 2012. As summarized below, a large portion of our real estate investment portfolio serves as collateral for outstanding borrowings under this debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. The ABS notes are generally issued to institutional investors through the asset‑backed securities market. These ABS notes are issued in two classes, Class A and Class B. The Class A notes, which represent approximately 70% of the appraised value of the underlying real estate collateral, are currently rated A+ by Standard & Poor’s Ratings Services. The Class A notes generally require monthly payments of principal and interest with balloon payments due at their respective maturity dates, either seven or 10 years from the date of issuance. We have historically retained the Class B notes, which are subordinated to the Class A notes as to principal repayment. The Class B notes, currently rated BBB by Standard & Poor’s Rating Services, aggregate $78.0 million in principal amount outstanding at March 31, 2015 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since these Class B notes are issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

The ABS notes outstanding at March 31, 2015 totaled $1.1 billion in Class A principal amount supported by a collateral pool valued at $1.6 billion representing 647 property locations operated by 146 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

On April 16, 2015, our consolidated special purpose entities issued an additional series of STORE Master Funding net-lease mortgage notes consisting of $365.0 million of Class A notes and $30.0 million of Class B notes.  The Class A notes are segregated into two tranches:  $95.0 million of 7-year notes with an interest rate of 3.75% and $270.0 million of 10-year notes with an interest rate of 4.17%.  The Class B notes were retained by us.  The net proceeds from the issuance of the net-lease mortgage notes were used to pay-off the then-existing outstanding balances on our credit facilities and provided liquidity to continue to acquire real estate assets.

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Funding debt program. For the twelve months ended March 31, 2015, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $55 million on cash collections of $128 million, which represents an overall ratio of cash collections to debt service of approximately 1.7 to 1 on the Master Funding program. If at any time the debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than 1.3 to 1, excess cash flow from the Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the Master Funding program will remain well above program minimums.

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

As of March 31, 2015, the long‑term, non‑recourse debt of our consolidated special purpose entities had an aggregate outstanding principal balance of approximately $1.3 billion, a weighted average maturity of 6.6 years and a weighted average interest rate of 4.89%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2015:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,082	$1,573	$—	$1,573
Other mortgage notes payable	197	327	—	327
Total long-term debt	1,279	1,900	—	1,900
Short-term debt - unsecured credit facility	162	—	—	—
Unencumbered real estate assets	—	864	332	1,196
	$1,441	$2,764	$332	$3,096

Our decision to use STORE Master Funding or non‑recourse traditional mortgage loan borrowings depends on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of the collateral pool. As we continue to acquire real estate, we expect to balance the overall degree of leverage on our portfolio by growing a pool of portfolio assets that are unencumbered. A growing pool of unencumbered assets will increase our financial flexibility by providing us with assets that could support unsecured short‑term financing or that could serve as substitute collateral. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and any additional equity capital raises.

As shown in the table below, net cash provided by operating activities rose primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to make headway into our target market by identifying and acquiring real estate, primarily through sale‑leaseback transactions. Real estate investment activity in the first quarter of 2015 was primarily funded with a combination of cash on hand from our November 2014 IPO, cash from operations and borrowings under our short-term credit facility.  Proceeds from 2014 sales of properties from the STORE Master Funding collateral pool that were held in restricted cash for reinvestment in substitute real estate assets as of December 31, 2014 were also used to fund a portion of the real estate investment activity in 2015.  During the three months ended March 31, 2014, real estate investment activity was funded with cash from operations and borrowings on our short-term credit facilities, as well as with proceeds from the issuance of common stock in our private stock offerings and proceeds from the sale of a property. Dividends paid during the three months ended March 31, 2015 totaled $13.1 million, representing a pro-rated dividend per common share of $0.1139, or $1.00 per share on an annualized basis, for the period from the closing of the IPO through December 31, 2014. Dividends paid during the three months ended March 31, 2014 totaled $15.1 million, representing a full quarter’s dividend. Cash and cash equivalents totaled $30.3 million and $136.3 million at March 31, 2015 and December 31, 2014, respectively.

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$36,073	$20,976
Net cash used in investing activities	(285,709)	(275,914)
Net cash provided by financing activities	143,647	248,338
Net decrease in cash and cash equivalents	$(105,989)	$(6,600)

Management believes that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2015, our current borrowing capacity on our revolving credit facility and our access to long‑term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we intend to raise additional equity capital through the sale of our common stock.

Real Estate Portfolio Information

As of March 31, 2015, our total investment in real estate and loans approximated $3.1 billion, representing investments in 1,073 property locations, substantially all of which are profit centers for our customers.  These investments generate our cash flows from more than 380 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases.  As of March 31, 2015, all of our owned single‑tenant properties were subject to leases and the weighted average non‑cancellable remaining term of our leases was approximately 15 years.

Our real estate portfolio is highly diversified.  As of March 31, 2015, our 1,073 property locations were operated by 246 customers across 46 states.  None of our customers represented more than 4% of our portfolio at March 31, 2015, and our top ten largest customers represented less than 19% of annualized base rent and interest.  Our customers operate their businesses across 227 brand names or business concepts in more than 65 industries.  Our top five concepts as of March 31, 2015 were Ashley Furniture HomeStore, Gander Mountain, Applebee’s, Popeyes Louisiana Kitchen and Starplex Cinemas; combined, these concepts represented 14% of annualized base rent and interest.  Our top five industries as of March 31, 2015 are restaurants, health clubs, early childhood education centers, movie theaters and furniture stores.  Combined, these industries represented 54% of annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on March 31, 2015, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of March 31, 2015, our 1,073 property locations were operated by our 246 customers.  The following table identifies our ten largest customers as of March 31, 2015(1):

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Gander Mountain Company	3.22%	12
SMH Theatres, Inc.	2.74	10
O'Charley's LLC	2.16	30
Sailormen, Inc.	1.72	41
FreedomRoads, LLC	1.67	8
Rainbow Early Education Holding, LLC	1.54	34
Heald College, LLC (1)	1.38	5
Conn's, Inc.	1.35	7
RMH Franchise Holdings, Inc.	1.34	17
Hill Country Holdings, LLC	1.32	6
All other customers (236 customers)	81.56	903
Total	100.00%	1,073

(1)	Subsequent to March 31, 2015, we terminated our two leases with Heald College, LLC (Heald); as a result, Heald is no longer one of our top ten customers.

Diversification by Concept

As of March 31, 2015, our customers operated their businesses across 227 concepts.  The following table identifies the top ten concepts as of March 31, 2015:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	3.28%	17
Gander Mountain	3.22	12
Applebee's	2.74	36
Popeyes Louisiana Kitchen	2.29	57
Starplex Cinemas	2.27	8
O'Charley's	2.16	30
KFC	1.67	51
FreedomRoads	1.67	8
Rainbow Child Care Center	1.54	34
Captain D's	1.44	58
All other concepts (217 concepts)	77.72	762
Total	100.00%	1,073

Diversification by Industry

As of March 31, 2015, our customers’ business concepts were diversified across more than 65 industries within the service, retail and industrial sectors of the U.S. economy.  The following table summarizes those industries as of March 31, 2015:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry	Interest	Properties	(in thousands)
Service:
Restaurants—full service	16.90%	235	1,685
Restaurants—limited service	10.72	305	896
Health clubs	7.80	44	1,447
Early childhood education centers	7.62	121	1,209
Movie theaters	6.76	27	1,017
Colleges and professional schools	2.96	6	466
Junior colleges	2.53	10	709
Family entertainment	1.84	6	336
All other service industries (27 industries)	17.28	162	3,776
Total service:	74.41	916	11,541
Retail:
Furniture stores	4.00	22	1,037
Sporting goods stores	3.80	15	983
All other retail industries (10 industries)	7.16	53	2,442
Total retail:	14.96	90	4,462
Industrial:
All industrial (22 industries)	10.63	67	6,772
Total	100.00%	1,073	22,775

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,073 property locations can be found in 46 of the 50 states (excluding Alaska, Delaware, Hawaii and Rhode Island).  The following table details the top ten geographical locations of the properties as of March 31, 2015:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.89%	84
Illinois	6.41	53
Tennessee	5.88	70
Georgia	5.68	76
California	4.97	19
Florida	4.69	62
Ohio	4.55	61
Arizona	4.34	36
Pennsylvania	4.01	20
North Carolina	3.85	75
All other states (36 states) (1)	42.73	517
Total	100.00%	1,073

(1)	Includes one property in Ontario, Canada which represents less than 0.2% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of March 31, 2015:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties
Remainder of 2015	0.30%	4
2016	—	—
2017	0.37	4
2018	0.39	2
2019	0.88	6
2020	0.72	3
2021	1.11	4
2022	0.38	4
2023	3.35	38
2024	2.27	19
2025	2.52	14
2026	3.42	30
2027	9.07	63
2028	14.76	119
2029	17.58	195
2030	3.23	38
Thereafter	39.65	530
Total	100.00%	1,073

(1)	Expiration year of contracts in place as of March 31, 2015 and excludes any tenant option renewal periods.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2015 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014

	Three Months Ended
	March 31,		Increase
(In thousands)	2015	2014	(Decrease)
Total revenues	$61,459	$39,329	$22,130
Expenses:
Interest	17,229	14,405	2,824
Transaction costs	259	398	(139)
Property costs	295	37	258
General and administrative	6,635	4,183	2,452
Depreciation and amortization	18,892	11,561	7,331
Provisions for impairment of real estate	1,000	—	1,000
Total expenses	44,310	30,584	13,726
Income from continuing operations before income taxes	17,149	8,745	8,404
Income tax expense	83	52	31
Income from continuing operations	17,066	8,693	8,373
Income from discontinued operations	—	846	(846)
Net income	$17,066	$9,539	$7,527

Overview

As of March 31, 2015, our real estate investment portfolio had grown to $3.1 billion, consisting of investments in 1,073 property locations in 46 states, operated by 246 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loans and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets. All of our owned properties were subject to a lease as of March 31, 2015.

Revenues

Revenues rose to $61.5 million for the three months ended March 31, 2015 from $39.3 million for the three months ended March 31, 2014, driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from $1.7 billion in gross investment amount representing 622 properties at the beginning of 2014 to $3.1 billion in gross investment amount representing 1,073 properties at March 31, 2015. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, the vast majority of the increase in revenues between periods is primarily related to recognizing revenue in 2015 for acquisitions that were made during 2014. Similarly, the full revenue impact of acquisitions made during the first three months of 2015 will not be seen until the second quarter of 2015. The weighted average real estate investment amounts outstanding during the three-month periods were $2.93 billion in 2015 and $1.84 billion in the comparable period of 2014.

The weighted average initial real estate capitalization rate (generally calculated as the initial annualized base rent divided by the purchase price of the properties) on the properties we acquired during the three months ended March 31, 2015 and 2014 was approximately 8.3% and 8.5%, respectively.

The initial rental rates we receive on sale‑leaseback transactions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals and the market rents in the area. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease with the tenant based on their business needs, whereas the properties listed in online commercial real estate marketplaces are often subject to existing leases and are offered by third‑party sellers. Since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. In general, because we provide tailored customer lease solutions, our lease rates have been historically subject to less variance than the auction marketplace as a whole. We have seen a general decrease of approximately 0.35% between March 2014 and March 2015 in real estate capitalization rates listed in online commercial real estate marketplaces. While we have experienced less downward lease rate pressures with the investments we funded thus far in 2015, we have seen some lease rate compression. The impact of the lower lease rates may be wholly or partially offset by opportunities for lower long‑term borrowing costs. For example, we were able to achieve a lower weighted average borrowing cost of 4.1% on the April 2015 issuance of STORE Master Funding bonds mentioned earlier as compared to the 4.6% weighted average rate of our STORE Master Funding bonds issued in May of 2014;  although there is no assurance we will always be able to realize such opportunities.

Interest Expense

Interest expense increased to $17.2 million for the three months ended March 31, 2015 from $14.4 million in 2014 due primarily to an increase in long‑term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. We funded the growth in our real estate investment portfolio with added equity and long‑term debt, using our short‑term credit facilities to temporarily finance the properties we acquired.

The following table summarizes our interest expense for the periods.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest expense—short-term credit facilities (includes non-use fees)	$383	$759
Interest expense—non-recourse debt obligations of consolidated special purpose entities	15,666	12,312
Capitalized interest	(217)	—
Amortization of deferred financing costs and other	1,397	1,334
Total interest expense	$17,229	$14,405
Secured short-term credit facilities:
Average debt outstanding	$35,856	$71,986
Average interest rate (includes non-use fees)	4.3%	4.2%
Non-recourse debt obligations of consolidated special purpose entities:
Average debt outstanding	$1,281,146	$998,400
Average interest rate	4.9%	4.9%

The average amount of long-term debt outstanding was $1.28 billion during the three months ended March 31, 2015, up from $1.0 billion during the same period in 2014, which is the primary driver for the increase in interest expense on long-term debt.  Long-term debt added after March 31, 2014 included one series of STORE Master Funding net‑lease mortgage notes payable aggregating $260 million in principal amount with a weighted average interest rate of 4.64% and $26.5 million of traditional mortgage debt.  As of March 31, 2015, we had $1.28 billion of outstanding long-term debt with a weighted average interest rate of 4.9%. The average debt outstanding on our credit facilities decreased from $72.0 million during the three months ended March 31, 2014 to $35.9 million during the same period in 2015, primarily due to the availability of net equity proceeds from our IPO that we used to make real estate investments during 2015. From time to time, we may have construction activities on one or more of our real estate properties; interest capitalized as a part of those activities represented $0.2 million during the three months ended March 31, 2015.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs were capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease. Costs incurred on real estate transactions where we acquired properties that are subject to an existing lease were expensed to operations as incurred. Transaction costs expensed during the three months ended March 31, 2015 totaled $0.3 million, as compared to $0.4 million incurred during the same period in 2014. Whether the real estate we acquire is subject to an existing lease or not determines how we account for the related transaction costs and, accordingly, may cause variability in the level of such costs expensed to operations from year to year.

Property Costs

Approximately 96% of our leases are triple-net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period where one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements.  As of March 31, 2015, all of our properties were under lease and we have few near-term scheduled lease maturities; however, we expect to incur some property costs related to terminated leases on five properties due to a tenant default that occurred subsequent to March 31, 2015, until such time as those properties are relet to new tenants.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $6.6 million for the three months ended March 31, 2015 as compared to $4.2 million for the same period in 2014 with the increase being primarily due to the growth of our portfolio and additions to our staff due to the growth in our operations and to the increased costs of being a public company. Expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Our number of employees grew from 45 employees at March 31, 2014 to 54 employees as of March 31, 2015; the added positions expanded our portfolio management and servicing team and other operations support functions and contributed to the increase in compensation and employee benefits expense. A portion of the increase in expenses for the three months ended March 31, 2015 as compared to 2014 was due to costs related to being a public company, including the costs of public company governance and reporting and meeting other regulatory requirements. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense generally rises in proportion to the increase in the size of our real estate portfolio and, accordingly, such expense rose from $11.6 million for the three months ended March 31, 2014 to $18.9 million for the comparable period in 2015.

Net Income

Our net income rose to $17.1 million for the three months ended March 31, 2015 from the $9.5 million in net income reported for the comparable period in 2014. The increase in net income is primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Net income for the three months ended March 31, 2015, includes the impact of a $1.0 million provision for impairment of one property, associated with a lease that we terminated after March 31, 2015, based on the likelihood that the property may be sold in the near term.  We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio.  There were no gains or losses recognized on property disposition transactions during the three months ended March 31, 2015; net income for the three months ended March 31, 2014 includes a $0.7 million gain on the sale of one property.

Non‑GAAP Measures

Our reported results are presented in accordance with GAAP. We also disclose Funds from Operations, or FFO, and Adjusted Funds from Operations, or AFFO, both of which are non‑GAAP measures. We believe these two non‑GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net income	$17,066	$9,539
Depreciation and amortization of real estate assets	18,810	11,491
Provisions for impairment of real estate	1,000	—
Gain on dispositions of real estate	—	(743)
Funds from Operations	36,876	20,287
Adjustments:
Straight-line rental revenue, net	(108)	(616)
Transaction costs	259	398
Non-cash equity-based compensation	897	373
Non-cash interest expense	1,397	1,334
Amortization of lease-related intangibles and costs	220	109
Adjusted Funds from Operations	$39,541	$21,885

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At March 31, 2015, substantially all of our outstanding long‑term debt carried a fixed interest rate and the weighted average debt maturity was approximately seven years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of March 31, 2015, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s design and operation of these disclosure controls and procedures are effective at the reasonable assurance level described above.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed with the Securities and Exchange Commission.  Please review the Risk Factors set forth in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of the date of this quarterly report, our IPO has terminated and all of the securities registered for sale by us pursuant to our registration statement on Form S-11 have been sold. The joint book-running managers of the IPO were Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC. The joint lead managers of the IPO were Citigroup Global Markets Inc., Deutsche Bank Securities Inc., KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC. BMO Capital Markets Corp., Raymond James & Associates, Inc., Robert W. Baird & Co. Incorporated, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Comerica Securities, Inc. acted as co-managers for the IPO.

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

The net proceeds to us from the IPO totaled approximately $546 million, after deducting the underwriting discounts and commissions and other offering expenses.  At the time of the completion of the IPO, we used approximately $223 million of the net offering proceeds to repay the outstanding balance under our credit facility and $125,000 to redeem all outstanding shares of our Series A Preferred Stock.  As of March 31, 2015, we have deployed all the remaining proceeds for property acquisitions.

Unregistered Sales and Repurchases of Equity Securities

The Company did not sell or repurchase any of its equity securities during the three months ended March 31, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
                (Registrant)

Date:  May 15, 2015By: /s/ Catherine Long

      Catherine Long
      Executive Vice President and Chief Financial Officer

         (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1

Fourth Amended and Restated Master Indenture dated as of April 16, 2015, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to Net-Lease Mortgage Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the Securities and Exchange Commission on April 20, 2015 (Commission File No. 001-36739)).

4.2

Series 2015-1 Indenture Supplement dated as of April 16, 2015, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, each a Delaware limited liability company, and Citibank, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the Securities and Exchange Commission on April 20, 2015 (Commission File No. 001-36739)).

10.1

Fourth Amended and Restated Property Management and Servicing Agreement dated as of April 16, 2015, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Mastering Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, each a Delaware limited liability company, collectively as issuers, STORE Capital Corporation, a Maryland corporation, as property manager and special servicer, and Midland Loan Services, Inc., a Delaware corporation, as back-up manager and Citibank, N.A., as indenture trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the Securities and Exchange Commission on April 20, 2015 (Commission File No. 001-36739)).

10.2

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the Securities and Exchange Commission on March 30, 2015 (Commission File No. 001-36739)).

10.3

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the Securities and Exchange Commission on March 30, 2015 (Commission File No. 001-36739)).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1

Bridge Loan Credit Agreement dated as of April 8, 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 8, 2015 and filed with the Securities and Exchange Commission on April 13, 2015 (Commission File No. 001-36739)).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document