Form 10-Q
period 2015-09-30
STORE CAPITAL Corp
filed 2015-11-13
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015.

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

As of November 12, 2015, there were 126,858,765 shares of the registrant’s $0.01 par value common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$1,116,373	$843,843
Buildings and improvements	2,333,346	1,790,530
Intangible lease assets	74,910	60,184
Total real estate investments	3,524,629	2,694,557
Less accumulated depreciation and amortization	(160,341)	(98,671)
	3,364,288	2,595,886
Loans and direct financing receivables	197,249	111,354
Net investments	3,561,537	2,707,240
Cash and cash equivalents	28,969	136,313
Deferred costs, net	42,870	37,136
Other assets	38,082	32,923
Total assets	$3,671,458	$2,913,612

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$192,000	$—
Non-recourse debt obligations of consolidated special purpose entities, net	1,635,886	1,284,151
Dividends payable	34,252	13,123
Accounts payable and accrued expenses	28,234	30,486
Other liabilities	5,565	3,168
Total liabilities	1,895,937	1,330,928
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 126,858,765 and 115,212,541 shares issued and outstanding, respectively	1,269	1,152
Capital in excess of par value	1,864,231	1,636,203
Distributions in excess of retained earnings	(89,493)	(54,405)
Accumulated other comprehensive loss	(486)	(266)
Total stockholders’ equity	1,775,521	1,582,684
Total liabilities and stockholders’ equity	$3,671,458	$2,913,612

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$70,813	$48,820	$195,313	$128,963
Interest income on loans and direct financing receivables	3,938	2,092	9,753	5,941
Other income	40	16	84	375
Total revenues	74,791	50,928	205,150	135,279
Expenses:
Interest	21,391	19,081	59,257	50,123
Transaction costs	137	460	1,003	2,018
Property costs	471	256	1,122	401
General and administrative	7,138	4,960	20,983	14,026
Depreciation and amortization	23,271	15,480	63,731	40,190
Provision for impairment of real estate	—	—	1,000	—
Total expenses	52,408	40,237	147,096	106,758
Income from continuing operations before income taxes	22,383	10,691	58,054	28,521
Income tax expense	72	69	238	171
Income from continuing operations	22,311	10,622	57,816	28,350
Income from discontinued operations	—	19	—	1,115
Income before gain on dispositions of real estate	22,311	10,641	57,816	29,465
Gain on dispositions of real estate	687	114	1,882	1,251
Net income	$22,998	$10,755	$59,698	$30,716
Net income per share of common stock—basic and diluted:
Continuing operations	$0.18	$0.13	$0.50	$0.40
Discontinued operations	—	—	—	0.02
Net income	$0.18	$0.13	$0.50	$0.42
Weighted average common shares outstanding:
Basic	126,281,114	82,931,635	119,516,758	72,196,315
Diluted	126,281,114	82,931,635	119,516,758	72,196,315
Dividends declared per common share	$0.2700	$0.2870	$0.7700	$0.7720

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$22,998	$10,755	$59,698	$30,716
Other comprehensive (loss) income:
Change in unrealized losses on cash flow hedges	(235)	66	(451)	(274)
Cash flow hedge losses reclassified to interest expense	77	81	231	240
Total other comprehensive (loss) income	(158)	147	(220)	(34)
Total comprehensive income	$22,840	$10,902	$59,478	$30,682

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$59,698	$30,716
Adjustments to net income:
Depreciation and amortization	63,731	40,190
Provision for impairment of real estate	1,000	—
Amortization of deferred financing costs and other noncash interest expense	4,843	5,687
Amortization of equity-based compensation	3,450	1,697
Gain on dispositions of real estate	(1,882)	(2,220)
Noncash revenue and other	(65)	(1,315)
Changes in operating assets and liabilities:
Deferred costs	(1,248)	(1,135)
Other assets	(2,086)	878
Accounts payable and other liabilities	3,144	(1,091)
Net cash provided by operating activities	130,585	73,407
Investing activities
Acquisition of and additions to real estate	(863,723)	(773,464)
Investment in loans and direct financing receivables	(90,633)	(40,829)
Collections of principal on loans and direct financing receivables	4,705	6,047
Proceeds from disposition of real estate	26,998	20,374
Transfers (to) from restricted deposits	(72)	4,158
Net cash used in investing activities	(922,725)	(783,714)
Financing activities
Borrowings under credit facilities	553,000	565,080
Repayments under credit facilities	(361,000)	(367,080)
Borrowings under non-recourse debt obligations of consolidated special purpose entities	385,964	286,089
Repayments under non-recourse debt obligations of consolidated special purpose entities	(33,834)	(13,222)
Financing costs paid	(9,951)	(11,435)
Proceeds from the issuance of common stock	234,142	290,412
Offering costs paid	(9,865)	(1,064)
Dividends paid	(73,660)	(55,889)
Net cash provided by financing activities	684,796	692,891

Net decrease in cash and cash equivalents	(107,344)	(17,416)
Cash and cash equivalents, beginning of period	136,313	61,814
Cash and cash equivalents, end of period	$28,969	$44,398

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvement advances included in real estate investments	$10,985	$5,224
Acquisition of collateral property securing a mortgage note receivable	$—	$1,939
Non-recourse debt obligations assumed in conjunction with acquisition of property	$—	$27,458
Accrued financing costs	$51	255
Accrued offering costs	$—	1,880
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$53,609	$43,932
Cash paid during the period for income and franchise taxes	$1,003	$540

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

On November 21, 2014, the Company completed the initial public offering (IPO) of its common stock.  The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.  The Company was originally formed as a wholly-owned subsidiary of STORE Holding Company, LLC (STORE Holding), a Delaware limited liability company. In March 2015, STORE Holding redeemed all of its Series A membership interests that were held by members of the Company’s board and senior management through the distribution of common shares of the Company to those members. Following this redemption, the voting interests of STORE Holding are entirely owned by entities managed by a global investment management firm. In June 2015, the Company completed a follow-on stock offering in which the Company issued and sold 11,562,500 shares of common stock and STORE Holding sold 9,712,500 shares from its holdings of the Company’s common stock.  At September 30, 2015, there were 126,858,765 shares of the Company’s common stock outstanding, of which 72,436,144 shares were held by STORE Holding, representing a 57.1% ownership of the Company.

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

Certain of the Company’s wholly‑owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2015 and December 31, 2014, assets totaling $3.2 billion and $2.5 billion, respectively, were held and third-party liabilities totaling $1.7 billion and  $1.3 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

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

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $8.3 million and $4.7 million of accrued straight‑line rental revenue, net of allowances of $2.9 million and $1.7 million, at September 30, 2015 and December 31, 2014, respectively, included in other assets on the consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

For leases that have contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Less than 1.5% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales.

The Company suspends revenue recognition if the collectibility of amounts due pursuant to a lease is not reasonably assured or if the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier. The Company reviews its rent receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write‑off of the specific rent receivable will be made. As of September 30, 2015, the Company had a $0.5 million provision for uncollectible contractual rent payments due from tenants; there was no provision at December 31, 2014.

Loans Receivable

STORE Capital holds its loans receivable for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2015 and December 31, 2014, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at September 30, 2015 or December 31, 2014.

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

Restricted Cash and Escrow Deposits

The Company had $16.1 million and $15.4 million of restricted cash and deposits in escrow at September 30, 2015 and December 31, 2014, respectively, which were included in other assets on the consolidated balance sheets.

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

As of September 30, 2015, the Company had entered into two interest rate swap agreements with current notional amounts of $12.5 million and $6.5 million that were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4).

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

During the nine months ended September 30, 2015, the Company granted restricted share awards (RSAs) representing 86,746 shares of restricted common stock to its executive officers and certain directors and other employees.  During the same period, 161,979 shares of restricted stock vested and 3,022 shares of restricted stock were forfeited. As of September 30, 2015, the Company had 577,651 shares of restricted common stock outstanding. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings.

In March 2015, the Company issued 348,220 restricted stock units (RSUs) with both a market condition and a service condition to its executive officers.  The number of common shares to be received at vesting will range from zero to 100% of the total RSUs granted based on total shareholder return (TSR) on the Company’s common stock measured against the benchmark TSR of a peer group over a three-year performance period ending December 31, 2017.  The TSR is a measure of stock price appreciation plus dividends paid during the measurement period.  To the extent market and service conditions are met, the RSUs vest 50% at the end of 2017 and, subject to continued employment, 50% at the end of 2018. The Company valued the RSUs using a Monte Carlo simulation model on the date of grant which resulted in a grant date fair value of $4.4 million.  The Monte Carlo simulation was computed based on a volatility assumption of 23.51%, a risk-free interest rate of 0.84% and a dividend yield of zero. The RSUs accrue dividend equivalents which are paid only if the award vests. At September 30, 2015, there were 348,220 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2011 and tax returns filed for 2012 through 2014 are subject to examination by these jurisdictions. As of September 30, 2015 and December 31, 2014, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at September 30, 2015 or December 31, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$22,998	$10,755	$59,698	$30,716
Less: preferred stock dividends	—	—	—	(8)
Net income attributable to common stockholders	22,998	10,755	59,698	30,708
Less: earnings attributable to unvested restricted shares	(157)	(139)	(442)	(375)
Net income used in basic and diluted income per share	$22,841	$10,616	$59,256	$30,333
Denominator:
Weighted average common shares outstanding	126,858,765	83,417,633	120,096,234	72,657,686
Less: Weighted average number of shares of unvested restricted stock	(577,651)	(485,998)	(579,476)	(461,371)
Weighted average shares outstanding used in basic income per share	126,281,114	82,931,635	119,516,758	72,196,315
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—	—	—
Weighted average shares outstanding used in diluted income per share	126,281,114	82,931,635	119,516,758	72,196,315

(a)

For the three months ended September 30, 2015 and 2014, excludes 179,540 shares and 86,238 shares, respectively, and for the nine months ended September 30, 2015 and 2014, excludes 183,426 shares and 74,736 shares, respectively, related to unvested restricted shares as the effect would be antidilutive.

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

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company will plan to adopt the provisions of ASU 2015-15 upon adoption of ASU 2015-03 (discussed above).

3. Investments

At September 30, 2015, STORE Capital had investments in 1,246 property locations representing 1,232 owned properties (of which 24 are accounted for as direct financing receivables), nine ground lease interests and five properties which secure certain mortgage loans. The gross investment portfolio totaled $3.72 billion at September 30, 2015 and consisted of the gross acquisition cost of the real estate investments totaling $3.52 billion and loans and direct financing receivables with an aggregate carrying amount of $197.2 million. As of September 30, 2015, a substantial portion of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During the nine months ended September 30, 2015, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2014	947	$2,805,911
Acquisition of and additions to real estate (b)(c)	293	858,866
Investment in loans and direct financing receivables	15	90,633
Sales of real estate	(7)	(27,193)
Principal collections on loans and direct financing receivables	(1)	(4,705)
Provision for impairment of real estate		(1,000)
Other	(1)	(634)
Gross investments, September 30, 2015		3,721,878
Less accumulated depreciation and amortization		(160,341)
Net investments, September 30, 2015	1,246	$3,561,537

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Includes $0.6 million of interest capitalized to properties under construction.
(c)	Excludes $15.8 million of tenant improvement advances disbursed in 2015 which were accrued as of December 31, 2014.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of September 30, 2015 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	615	$992,236	27%
Health clubs	48	266,727	7
Movie theaters	33	264,832	7
Early childhood education centers	129	249,744	7
Furniture stores	26	166,610	4
Sporting goods stores	16	131,584	4
Colleges and professional schools	6	79,101	2
All other service industries	229	865,409	23
All other retail industries	59	247,431	7
All industrial	85	458,204	12
	1,246	$3,721,878	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 288 customers geographically dispersed throughout 46 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2015. None of the Company’s 288 customers represented more than 10% of the Company’s real estate investment portfolio at September 30, 2015, with the largest customer representing less than 3% of the total investment portfolio. On an annualized basis, the largest customer also represented less than 3% of the Company’s annualized investment portfolio revenues as of September 30, 2015. The Company’s customers operate their businesses across 274 concepts and the largest of these concepts represented 3% of the Company’s annualized investment portfolio revenues as of September 30, 2015.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30,	December 31,
	2015	2014
In-place lease assets	$57,165	$47,359
Above-market lease assets	10,273	5,526
Ground lease interest assets	7,472	7,299
Total intangible lease assets	74,910	60,184
Accumulated amortization	(10,377)	(6,006)
Net intangible lease assets	$64,533	$54,178

Aggregate lease intangible amortization included in expense was $1.4 million and $1.1 million during the three months ended September 30, 2015 and 2014, respectively, and was $4.2 million and $2.8 million during the nine months ended September 30, 2015 and 2014, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, and was $0.8 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Based on the balance of the intangible assets at September 30, 2015, the aggregate amortization expense is expected to be $1.4 million for the remainder of 2015, $5.7 million in 2016, $5.6 million in 2017, $5.4 million in 2018, $5.1 million in 2019 and $4.6 million in 2020 and the amount expected to be amortized as a decrease to rental revenue is expected to be $0.3 million for the remainder of 2015 and $1.2 million in each of the next five years. The weighted average remaining amortization period is approximately ten years for the in‑place lease intangibles, approximately eight years for the above‑market lease intangibles and approximately 75 years for the amortizing ground lease interests.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at September 30, 2015 was approximately 15 years. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties. At September 30, 2015, two of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases at September 30, 2015, are as follows (in thousands):

Remainder of 2015	$73,287
2016	293,954
2017	294,160
2018	294,234
2019	294,189
2020	292,410
Thereafter	2,815,257
Total future minimum rentals	$4,357,491

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At September 30, 2015, the Company held 13 loans receivable with an aggregate carrying amount of $92.6 million. Ten of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. The three other loans are secured by the tenant’s equipment. One of the mortgage loans is a short‑term loan that requires monthly interest‑only payments with a  balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40‑year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The other secured loans typically require the borrower to make monthly interest‑only payments for an established period and then either monthly principal and interest payments through maturity or a  balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

	Stated
	Interest	Maturity	September 30,	December 31,
Type	Rate	Date	2015	2014
Mortgage loan receivable	8.50%		$—	$4,300
Mortgage loan receivable	9.09%	Jan. 2017	1,933	1,933
Mortgage loan receivable	8.35%	Jan. 2028	3,765	3,775
Mortgage loan receivable	8.75%	Jul. 2032	23,924	23,998
Mortgage loan receivable	7.45%	Jan. 2035	495	—
Mortgage loan receivable	9.00%	Mar. 2053	14,558	14,595
Mortgage loan receivable	8.75%	Jun. 2053	6,341	6,357
Mortgage loan receivable	8.50%	Jun. 2053	6,743	6,697
Mortgage loan receivable	8.25%	Aug. 2053	3,328	3,337
Mortgage loans receivable (a)	8.50%	Feb. 2055	28,457	—
Total mortgage loans receivable			89,544	64,992
Equipment loan receivable	10.00%		—	94
Equipment loan receivable	7.75%	Mar. 2017	1,063	—
Equipment loan receivable	8.75%	May 2022	642	—
Equipment loan receivable	7.00%	Aug. 2023	250	—
Total principal amount outstanding—loans receivable			91,499	65,086
Unamortized loan origination costs			1,092	497
Direct financing receivables			104,658	45,771
Total loans and direct financing receivables			$197,249	$111,354

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

	Scheduled	Balloon	Total
	Principal	Payments	Payments
Remainder of 2015	$88	$—	$88
2016	357	—	357
2017	449	2,996	3,445
2018	535	—	535
2019	583	—	583
2020	634	—	634
Thereafter	61,988	23,869	85,857
Total principal repayments	$64,634	$26,865	$91,499

As of September 30, 2015, the Company had $104.7 million of investments in transactions accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

Minimum lease payments receivable	$270,982
Estimated residual value of leased assets	12,405
Unearned income	(178,729)
Net investment	$104,658

4. Debt

Credit Facilities

In September 2015, the Company expanded its $300 million unsecured revolving credit facility with a group of lenders to $400 million. The  facility, which began in September 2014, is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.

The amended facility, which includes an expanded accordion feature that allows the size of the facility to be increased up to $800 million, matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC, one of the Company’s direct wholly-owned subsidiaries. Borrowings under this facility require monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base  Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The credit spread used is based on the Company’s leverage ratio as defined in the credit agreement. Based on leverage ratio calculations in effect at the time of the amendment, borrowings under the facility made on or after September 22, 2015 generally bear interest at one-month LIBOR plus 1.35%. The Company must also pay a  non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding.  Previous to the amendment, borrowings under this facility required monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus a credit spread ranging from 1.75% to 2.50%, or (2) the Base Rate, as defined in the agreement, plus a credit spread ranging from 0.75% to 1.50%.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At September 30, 2015, the Company had $192 million of borrowings outstanding and  a pool of unencumbered assets aggregating approximately $1.36 billion, most of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the amended unsecured revolving credit facility including a maximum leverage of 65%, a  minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1 billion plus 75% of additional equity raised after September 2015, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. As of September 30, 2015, the Company was in compliance with these covenants.

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

Prior to September 19, 2014, the Company had two bank credit facilities, which aggregated $300 million, that were secured by real estate properties which were pledged as collateral under the facilities as well as the Company’s equity interests in certain of its special purpose entity subsidiaries and the Company’s holdings of the Class B notes issued under its STORE Master Funding debt program discussed below. These previous secured credit facilities bore interest at one-month LIBOR plus a credit spread ranging from 2.45% to 3.00%.

The financing costs related to the establishment of the Company’s credit facilities are deferred and amortized to interest expense over the term of the credit facilities. At September 30, 2015 and December 31, 2014, unamortized financing costs related to the Company’s credit facility totaled $3.4 million and $2.4 million, respectively.

Non‑Recourse Debt Obligations of Consolidated Special Purpose Entities

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $108.0 million at September 30, 2015.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium. As of September 30, 2015, the aggregate collateral pool securing the net‑lease mortgage notes is comprised primarily of single tenant commercial real estate properties with an aggregate investment amount of approximately $2.0 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $327.8 million at September 30, 2015.

The mortgage notes payable, which are obligations of the consolidated special purpose entities as described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants. As of September 30, 2015, the Company had one variable-rate mortgage note (outstanding principal balance of $19.0 million) which had effectively been converted to a fixed-rate note through the use of two interest rate swaps. The Company has an agreement with the counterparty to the interest rate swaps which contains a provision that, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its interest rate swap obligations. As of September 30, 2015, the termination value of the Company’s interest rate swaps was a liability of approximately $0.5 million.

Financing costs related to the issuance of the non‑recourse debt obligations are deferred and amortized to interest expense over the terms of the related notes. As of September 30, 2015 and December 31, 2014, unamortized financing costs related to all non‑recourse debt obligations of the consolidated special purpose entities totaled $34.7 million and $30.9 million, respectively.

The non‑recourse debt obligations of the consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		September 30,	December 31,
	Date	Rate		2015	2014
Non-recourse net-lease mortgage notes:
Series 2012-1, Class A	Aug. 2019	5.77%		$205,057	$207,503
Series 2013-1, Class A-1	Mar. 2020	4.16%		144,001	145,876
Series 2013-2, Class A-1	Jul. 2020	4.37%		103,477	104,740
Series 2013-3, Class A-1	Nov. 2020	4.24%		74,873	75,767
Series 2014-1, Class A-1	Apr. 2021	4.21%		119,200	119,650
Series 2015-1, Class A-1	Apr. 2022	3.75%		94,802	—
Series 2013-1, Class A-2	Mar. 2023	4.65%		97,921	99,196
Series 2013-2, Class A-2	Jul. 2023	5.33%		93,806	94,951
Series 2013-3, Class A-2	Nov. 2023	5.21%		97,238	98,398
Series 2014-1, Class A-2	Apr. 2024	5.00%		139,067	139,592
Series 2015-1, Class A-2	Apr. 2025	4.17%		269,438	—
Non-recourse mortgage notes payable:
$21,443 note issued July 2005; assumed in June 2014	Aug. 2015	5.26%		—	18,956
$4,000 note issued August 2006 (a)	Sept. 2016	6.33	% (a)	3,245	3,326
$3,800 note issued September 2006 (b)	Oct. 2016	6.47	% (b)	3,469	3,512
$7,088 note issued April 2007 (c)	May 2017	6.00	% (c)	6,597	6,676
$4,400 note issued August 2007 (d)	Sept. 2017	6.7665	% (d)	3,728	3,807
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		7,311	7,511
$20,530 note issued December 2011 and amended February 2012	Jan. 2019	5.275	% (e)	18,968	19,317
$6,500 note issued December 2012	Dec. 2019	4.806%		6,096	6,207
$2,956 note issued June 2013	Jun. 2020	3.1986	% (f)	2,772	2,827
$16,100 note issued February 2014	Mar. 2021	4.83%		15,603	15,857
$13,000 note issued May 2012	May 2022	5.195%		12,112	12,326
$14,950 note issued July 2012	Aug. 2022	4.95%		13,598	13,863
$26,000 note issued August 2012	Sept. 2022	5.05%		24,376	24,805
$6,400 note issued November 2012	Dec. 2022	4.707%		6,017	6,127
$11,895 note issued March 2013	Apr. 2023	4.7315%		11,279	11,478
$17,500 note issued August 2013	Sept. 2023	5.46%		16,833	17,091
$10,075 note issued March 2014	Apr. 2024	5.10%		9,878	9,984
$21,125 note issued July 2015	Aug. 2025	4.36%		21,125	—
$7,750 note issued February 2013	Mar. 2038	4.81	% (g)	7,339	7,468
$6,944 notes issued March 2013	Apr. 2038	4.50	% (h)	6,560	6,684
				1,635,786	1,283,495
Unamortized net premium				100	656
Total non-recourse debt obligations of consolidated special purpose entities				$1,635,886	$1,284,151

(a)	Note was assumed in July 2012 at a premium; estimated effective yield at assumption of 5.15%.
(b)	Note was assumed in April 2014 at a premium; estimated effective yield at assumption of 3.88%.
(c)	Note was assumed in December 2013 at a premium; estimated effective yield at assumption of 4.45%.
(d)	Note was assumed in September 2014 at a premium; estimated effective yield at assumption of 3.40%.
(e)

Note is a variable‑rate note which resets monthly at one‑month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $12.5 million portion and a $6.5 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(f)	Note is a variable‑rate note which resets monthly at one‑month LIBOR + 3.00%; rate shown is effective rate at September 30, 2015.
(g)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(h)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

As of September 30, 2015, the scheduled debt maturities, including balloon payments, during the next five years and thereafter are as follows (in thousands):

	Scheduled	Balloon
	Principal	Payments	Total
Remainder of 2015	$5,282	$—	$5,282
2016	21,613	6,549	28,162
2017	22,450	9,921	32,371
2018	23,236	6,665	29,901
2019	21,946	213,539	235,485
2020	16,137	295,988	312,125
Thereafter	45,172	947,288	992,460
	$155,836	$1,479,950	$1,635,786

5. Stockholders’ Equity

On November 3, 2014, the Company’s board of directors declared a 1.67‑for‑one split of its common stock effected through a dividend to its stockholders. The stock dividend was treated as a stock split for accounting purposes; the $0.01 par value of the common stock was unchanged. The Company declared dividends payable to common stockholders totaling $94.8 million and $55.9 million during the nine months ended September 30, 2015 and 2014, respectively.

On March 30, 2015, STORE Holding redeemed all of its Series A membership interests that were held by members of the Company’s board and senior management through the distribution of 653,382 common shares of the Company to those members.  In June 2015, the Company completed a follow-on stock offering in which the Company issued and sold 11,562,500 shares of common stock and STORE Holding sold 9,712,500 shares from its holdings of the Company’s common stock.  The Company received $224.7 million in proceeds, net of both underwriters’ discount and offering expenses, in connection with this offering. STORE Holding held 72,436,144 of the Company’s common shares at September 30, 2015 and 82,802,026 common shares at December 31, 2014.

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

Amounts reclassified to discontinued operations during the three months ended September 30, 2014 included $19,000 of income from real estate operations and, during the nine months ended September 30, 2014, included $146,000 of income from real estate operations and  $969,000 of gain on disposition of properties related to assets that had been classified as held for sale prior to the Company’s adoption of ASU 2014‑08.

7. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. At the time the Company purchases a property, the Company may also agree to fund future improvements to the property. As of September 30, 2015, the Company had approximately $57.4 million in commitments to fund improvements to real estate properties previously acquired which will generally result in increases to the rental revenue due under the related contracts.

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

8. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives  (interest rate swaps) at September 30, 2015 and December 31, 2014 was a liability of $486,000 and $266,000, respectively, included in other liabilities on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, accounts receivable, accounts payable and tenant deposits. Generally these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets.  The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the carrying values of its fixed‑rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the non‑recourse debt obligations of consolidated special purpose entities have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2015,  these debt obligations had a carrying value of $1,635.9 million and an estimated fair value of $1,673.6 million. At December 31, 2014, these debt obligations had a carrying value of $1,284.2 million and an estimated fair value of $1,349.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

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

Business Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Properties, which is our target market and the inspiration for our name.  A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Examples of operational real estate include restaurants, health clubs, movie theaters, early childhood education centers, furniture stores, sporting goods stores and colleges and professional schools.  By acquiring the real estate from the operators and then leasing the real estate back to them, they become our long‑term tenants, and we refer to them as our customers. We provide a source of long‑term capital to our customers by enabling them to avoid the need to incur debt and employ equity in order to finance the real estate that is essential to their business.

We are a Maryland corporation organized as an internally managed real estate investment trust, or REIT.  As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all of our taxable income to our stockholders and meet other requirements.

The growth of our Company from inception in May 2011 until November 2014 was privately funded by STORE Holding Company, LLC, or STORE Holding, a Delaware limited liability company, all of which is owned, directly or indirectly, by certain investment funds managed by Oaktree Capital Management, L.P.  In November 2014, we took the Company public on the New York Stock Exchange and now our common stock trades under the ticker symbol “STOR”.  In November 2014, prior to our initial public offering, or IPO, our board of directors declared a stock split effected through the distribution of 1.67 shares for each share of common stock then outstanding; accordingly, all share and per share information included in this report has been retroactively restated to take into account the effect of the stock split.  In June 2015, we completed a follow-on stock offering in which the Company issued and sold 11,562,500 shares of our common stock and STORE Holding sold 9,712,500 shares from its holdings of the Company’s common stock.  STORE Holding is still our primary stockholder, owning approximately 57% of our outstanding common stock as of September 30, 2015.

Since our inception in 2011, we have selectively originated a real estate investment portfolio totaling $3.7 billion as of September 30, 2015, consisting of investments in 1,246 property locations across 46 states. All of the real estate we acquire is held by our wholly-owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if expressed on an annual basis, currently averaging approximately 1.7%), which allows the monthly lease payments we receive to rise somewhat in an inflationary economic environment. As of September 30, 2015, approximately 97% of our leases (based on annualized base rent) are referred to as “triple net”, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Since our properties are single‑tenant properties under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2015, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 15 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 98% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 7% of our base rent provide our tenant the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

Liquidity and Capital Resources

At the beginning of 2015, our real estate investment portfolio totaled $2.8 billion, consisting of investments in 947 property locations with base rent and interest due from our customers aggregating approximately $19.8 million per month, excluding future rent payment escalations. By September 30, 2015, our investment portfolio had grown to $3.7 billion, consisting of investments in 1,246 property locations with base rent and interest aggregating approximately $26.0 million per month. Substantially all of our cash from operations is generated by our real estate portfolio.

Our primary cash expenditures are the monthly principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we would incur these property costs during the time it would take to locate a substitute tenant.  Also, we will occasionally incur nominal property‑level expenses that are not paid by our customers, such as the costs of periodically making site inspections of our properties. During the first nine months of 2015, leases associated with three properties due to expire in 2015 were renewed by the tenant and one property, which was vacated upon lease expiration, has since been leased to another of our tenants.  As of September 30, 2015, two of our 1,246 property locations were vacant and not subject to a lease which represents a 99.8% occupancy rate.  We expect that we will incur some property costs from time to time during periods that vacant properties are being remarketed; however, we do not anticipate that such costs will be significant.

We intend to continue to grow primarily through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions which are consistent with our underwriting guidelines and raise future additional capital. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.

Our debt capital is provided on a temporary basis through our variable‑rate unsecured revolving credit facility with a group of banks, until our short-term borrowings are sufficiently large to enable the economic issuance of long-term fixed-rate notes. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We target a level of debt within a range of six to seven times our earnings before interest, taxes, depreciation and amortization.

To date, our primary long-term debt financing strategy has involved our STORE Master Funding secured debt program described below. We also, from time to time, obtain fixed-rate non‑recourse mortgage financing from banks and insurance companies secured by specific property we pledge as collateral. With our recent receipt of an investment-grade credit rating of BBB- from Fitch Ratings, we have positioned STORE Capital to also have the ability to issue senior unsecured long-term debt, which we expect to do for the first time as early as the fourth quarter of 2015.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of this is the period during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term debt facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. As of September 30, 2015, we had no significant near-term debt maturities, with no balloon payments due during the remainder of 2015 and just $23.1 million due in the following three years. Our weighted average debt maturity is approximately seven years. As our outstanding debt matures, we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility. In July 2015, we refinanced debt that was scheduled to mature in August 2015 with $21.1 million in nonrecourse fixed-rate debt due in August 2025. Because our long-term debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization reduces our refinancing risk upon maturity of the debt. The long-term debt we have issued as of September 30, 2015 is comprised, almost exclusively, of secured non-recourse borrowings with a weighted average loan-to-cost ratio of approximately 70% and approximately 64% of our portfolio serves as collateral for this long-term debt.  The remaining portfolio properties, aggregating approximately $1.36 billion, are unencumbered and this unencumbered pool of properties provides us flexibility for future secured or unsecured borrowings or as substitute collateral for existing indebtedness.

We intend to raise debt capital through several different markets, including the asset‑backed and commercial mortgage‑backed securities markets, as well as the market for senior unsecured term debt financing. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different debt investors, thus increasing our access to a potentially larger pool of debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

Typically, we use our unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In September 2015, we expanded our $300 million unsecured revolving credit facility to $400 million. The amended facility, which includes an expanded accordion feature that allows the size of the facility to be increased up to $800 million, matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. The amended facility bears interest at a rate selected by us equal to either (1) one-month LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a leverage-based credit spread ranging from 0.35% to 1.15% and also includes a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time. At September 30, 2015, we had $192 million of borrowings outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $1.36 billion, substantially all of which is eligible as collateral under the credit facility.  Covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from

Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly‑owned subsidiaries. We remain in compliance with these covenants.

As of September 30, 2015, essentially all of our long‑term debt was fixed‑rate debt, or was effectively converted to a fixed‑rate for the term of the debt. Substantially all of our long‑term debt issued to date is through our own debt conduit, STORE Master Funding, which we began to use in 2012. As summarized below, just over half of our real estate investment portfolio serves as collateral for outstanding borrowings under this debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. The ABS notes are generally issued to institutional investors through the asset‑backed securities market. These ABS notes are issued in two classes, Class A and Class B. The Class A notes, which represent approximately 70% of the appraised value of the underlying real estate collateral, are currently rated A+ by Standard & Poor’s Ratings Services. The Class A notes generally require monthly payments of principal and interest with balloon payments due at their respective maturity dates, either seven or 10 years from the date of issuance. We have historically retained the Class B notes, which are subordinated to the Class A notes as to principal repayment. The Class B notes, currently rated BBB by Standard & Poor’s Rating Services, aggregate $108.0 million in principal amount outstanding at September 30, 2015 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since these Class B notes are issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

The ABS notes outstanding at September 30, 2015 totaled $1.4 billion in Class A principal amount supported by a collateral pool valued at $2.0 billion representing 795 property locations operated by 177 customers.  The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the nine months ended September 30, 2015, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $53 million on cash collections of $117 million, which represents an overall ratio of cash collections to debt service of greater than 1.80 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio (as defined in the STORE Master Funding program documents) generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

To complement STORE Master Funding, we also obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to 10 years from the date of issuance. We generally obtain discrete secured borrowings from institutional commercial mortgage lenders, who subsequently securitize (that is, sell) the loans within the commercial mortgage‑backed securities, or CMBS, market. We have also occasionally used similar types of financing from insurance companies and commercial banks. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.  In addition, as noted earlier, we have recently received an investment-grade credit rating of BBB- from Fitch Ratings, providing us with the ability to also issue senior unsecured long-term debt, which we expect to do for the first time as early as the fourth quarter of 2015.

As of September 30, 2015, the long‑term, non‑recourse debt of our consolidated special purpose entities had an aggregate outstanding principal balance of approximately $1.6 billion, a weighted average maturity of 6.9 years and a weighted average interest rate of 4.70%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2015:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,439	$2,038	$—	$2,038
Other mortgage notes payable	197	328	—	328
Total long-term debt	1,636	2,366	—	2,366
Unsecured credit facility	192	—	—	—
Unencumbered real estate assets	—	935	421	1,356
	$1,828	$3,301	$421	$3,722

Our decision to use STORE Master Funding, other non‑recourse traditional mortgage loan borrowings or senior unsecured term debt depends on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of the real estate pool. As we continue to acquire real estate, we expect to balance the overall degree of leverage on our portfolio by growing a pool of portfolio assets that are unencumbered. A growing pool of unencumbered assets will increase our financial flexibility by providing us with assets that could support senior unsecured financing or that could serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and any additional equity capital raises.

On June 9, 2015, we completed a follow-on stock offering in which the Company issued and sold 11,562,500 shares of our common stock and STORE Holding sold 9,712,500 shares from its holdings of the Company’s common stock at a price to the public of $20.25 per share.  We generated approximately $225 million of net proceeds from this offering which were used to pay down $100 million of borrowings outstanding under our credit facility and the remainder was used to fund real estate acquisition transactions.

As shown in the table below, net cash provided by operating activities rose primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to make headway into our target market by identifying and acquiring real estate, primarily through sale‑leaseback transactions. Real estate investment activity in the first nine months of 2015 was primarily funded with a combination of cash on hand from our November 2014 IPO, cash from operations, proceeds from the April 2015 issuance of notes under our STORE Master Funding debt program, proceeds from our follow-on common stock offering in June 2015 and borrowings on our credit facility.  During the nine months ended September 30, 2014, real estate investment activity was funded with cash from operations and proceeds from the issuance of STORE Master Funding notes, as well as with proceeds from the issuance of common stock in our private stock offerings and borrowings on our revolving credit facility. Dividends paid during the nine months ended September 30, 2015 totaled $73.7 million, including dividends paid in January of 2015 totaling $13.1 million and representing a pro-rated dividend for the period from the closing of the IPO through December 31, 2014. Dividends paid during the nine months ended September 30, 2014 totaled $55.9 million. Cash and cash equivalents totaled $29.0 million and $136.3 million at September 30, 2015 and December 31, 2014, respectively.

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$130,585	$73,407
Net cash used in investing activities	(922,725)	(783,714)
Net cash provided by financing activities	684,796	692,891
Net decrease in cash and cash equivalents	(107,344)	(17,416)
Cash and cash equivalents, beginning of period	136,313	61,814
Cash and cash equivalents, end of period	$28,969	$44,398

Management believes that the cash generated by our operations, our current borrowing capacity on our expanded revolving credit facility and our access to long‑term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we intend to raise additional equity capital through the sale of our common stock.

Real Estate Portfolio Information

As of September 30, 2015, our total investment in real estate and loans approximated $3.7 billion, representing investments in 1,246 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from more than 400 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases.  As of September 30, 2015, only two of our single‑tenant properties were vacant and not subject to leases.  The weighted average non‑cancellable remaining term of our leases was approximately 15 years.

Our real estate portfolio is highly diversified.  As of September 30, 2015, our 1,246 property locations were operated by 288 customers across 46 states.  None of our customers represented more than 3% of our portfolio at September 30, 2015, and our top ten largest customers represented less than 18% of annualized base rent and interest.  Our customers operate their businesses across 274 brand names or business concepts in more than 80 industries.  Our top five concepts as of September 30, 2015 were Ashley Furniture HomeStore, Gander Mountain, Applebee’s, Popeyes Louisiana Kitchen and Starplex Cinemas; combined, these concepts represented 13% of annualized base rent and interest.  Our top five industries as of September 30, 2015 are restaurants, health clubs, movie theaters, early childhood education centers and furniture stores.  Combined, these industries represented 52% of annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on September 30, 2015, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of September 30, 2015, our 1,246 property locations were operated by 288 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Gander Mountain Company	2.92%	13
SMH Theatres, Inc. (1) (Starplex/Showplex)	2.32	10
RMH Franchise Holdings, Inc. (Applebee's)	2.10	33
O'Charley's LLC	1.83	30
Sailormen, Inc. (Popeyes Louisiana Kitchen)	1.47	41
FreedomRoads, LLC (Camping World)	1.44	8
Rainbow Early Education Holding, LLC	1.41	36
Bellisio Foods, Inc.	1.36	2
Hill Country Holdings, LLC (Ashley Furniture HomeStore)	1.14	6
Conn's, Inc.	1.14	7
All other (278 customers)	82.87	1,060
Total	100.00%	1,246

(1)	SMH Theatres, Inc. has announced that it has entered into an agreement to be acquired by AMC Entertainment Holdings, Inc., subject to regulatory approval and customary closing conditions.

Diversification by Concept

As of September 30, 2015, our customers operated their businesses across 274 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	3.28%	19
Gander Mountain	2.92	13
Applebee's	2.61	42
Popeyes Louisiana Kitchen	1.95	57
Starplex Cinemas	1.92	8
O'Charley's	1.83	30
FreedomRoads/Camping World	1.44	8
Rainbow Child Care Center	1.41	36
Captain D's	1.38	65
KFC	1.37	49
All other (264 concepts)	79.89	919
Total	100.00%	1,246

Diversification by Industry

As of September 30, 2015, our customers’ business concepts were diversified across more than 80 industries within the service, retail and industrial sectors of the U.S. economy.  The following table summarizes those industries:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry	Interest	Properties	(in thousands)
Service:
Restaurants—full service	16.76%	287	2,071
Restaurants—limited service	9.66	328	940
Health clubs	7.17	48	1,574
Movie theaters	7.04	33	1,296
Early childhood education centers	6.82	129	1,342
Colleges and professional schools	2.53	6	466
Automotive repair and maintenance facilities	1.76	42	168
Family entertainment centers	1.55	6	336
All other service (34 industries)	19.67	181	5,706
Total service:	72.96	1,060	13,899
Retail:
Furniture stores	4.55	26	1,574
Sporting goods stores	3.41	16	1,050
All other retail (11 industries)	6.63	59	2,542
Total retail:	14.59	101	5,166
Industrial:
All industrial (26 industries)	12.45	85	8,893
Total	100.00%	1,246	27,958

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,246 property locations can be found in 46 of the 50 states (excluding Alaska, Delaware, Hawaii and Rhode Island).  The following table details the top ten geographical locations of the properties as of September 30, 2015:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.31%	96
Illinois	7.51	88
Georgia	5.93	89
Ohio	5.69	71
Tennessee	5.64	78
Florida	4.58	66
California	4.42	21
Arizona	4.28	45
North Carolina	3.86	83
Pennsylvania	3.85	32
All other (36 states) (1)	41.93	577
Total	100.00%	1,246

(1)	Includes one property in Ontario, Canada which represents less than 0.2% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of September 30, 2015:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2015	—%	—
2016	—	—
2017	0.33	4
2018	0.40	3
2019	0.90	9
2020	0.67	4
2021	1.18	7
2022	0.33	5
2023	2.84	38
2024	1.85	21
Thereafter	91.50	1,153
Total	100.00%	1,244

(1)	Expiration year of contracts in place as of September 30, 2015 and excludes any tenant option renewal periods.
(2)	Excludes two properties which were vacant and not subject to a lease as of September 30, 2015.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2015 unaudited condensed consolidated financial statements.

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

Results of Operations

Overview

As of September 30, 2015, our real estate investment portfolio had grown to $3.7 billion. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loans and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets. Of our 1,246 property locations, only two properties were vacant and not subject to a lease as of September 30, 2015.

Three and Nine months Ended September 30, 2015 Compared to Three and Nine months Ended September 30, 2014

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In thousands)	2015	2014	(Decrease)	2015	2014	(Decrease)
Total revenues	$74,791	$50,928	$23,863	$205,150	$135,279	$69,871
Expenses:
Interest	21,391	19,081	2,310	59,257	50,123	9,134
Transaction costs	137	460	(323)	1,003	2,018	(1,015)
Property costs	471	256	215	1,122	401	721
General and administrative	7,138	4,960	2,178	20,983	14,026	6,957
Depreciation and amortization	23,271	15,480	7,791	63,731	40,190	23,541
Provision for impairment of real estate	—	—	—	1,000	—	1,000
Total expenses	52,408	40,237	12,171	147,096	106,758	40,338
Income from continuing operations before income taxes	22,383	10,691	11,692	58,054	28,521	29,533
Income tax expense	72	69	3	238	171	67
Income from continuing operations	22,311	10,622	11,689	57,816	28,350	29,466
Income from discontinued operations	—	19	(19)	—	1,115	(1,115)
Income before gain on dispositions of real estate	22,311	10,641	11,670	57,816	29,465	28,351
Gain on dispositions of real estate	687	114	573	1,882	1,251	631
Net income	$22,998	$10,755	$12,243	$59,698	$30,716	$28,982

Revenues

The increase in revenues period over period is driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. The weighted average real estate investment amounts outstanding during the three-month periods were $3.57 billion in 2015 and $2.41 billion in the comparable period of 2014.  During the nine-month periods, the weighted average real estate investment amounts outstanding were $3.26 billion in 2015 and $2.11 billion in 2014. Our real estate investment portfolio grew from $1.7 billion in gross investment amount representing 622 properties at the beginning of 2014 to $3.7 billion in gross investment amount representing 1,246 properties at September 30, 2015. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire periods presented; accordingly, the vast majority of the increase in revenues between periods is primarily related to recognizing revenue in 2015 for acquisitions that were made during the latter part of 2014 and early 2015. Similarly, the full revenue impact of acquisitions made during the first nine months of 2015 will not be seen until 2016.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on their business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. During 2015, we have experienced a small decrease in the weighted average lease rate achieved as compared to the same period in 2014 and our expectations for the future do include the possibility that we may continue to see some compression in lease rates similar to our more recent experience.  The weighted average initial real estate capitalization rate on the properties we acquired during the three months ended September 30, 2015 and 2014 was approximately 7.8% and 8.2%, respectively, and was approximately 8.1% and 8.4%, respectively, during the nine months ended September 30, 2015 and 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense— credit facilities (includes non-use fees)	$480	$755	$1,326	$2,274
Interest expense—non-recourse debt obligations of consolidated special purpose entities	19,297	15,798	53,684	42,509
Capitalized interest	(178)	(347)	(596)	(347)
Amortization of deferred financing costs and other	1,792	2,875	4,843	5,687
Total interest expense	$21,391	$19,081	$59,257	$50,123
Credit facilities:
Average debt outstanding	$61,674	$67,239	$51,418	$68,503
Average interest rate (includes non-use fees)	3.1%	4.5%	3.4%	4.4%
Non-recourse debt obligations of consolidated special purpose entities:
Average debt outstanding	$1,637,692	$1,289,733	$1,501,276	$1,155,440
Average interest rate	4.7%	4.9%	4.8%	4.9%

The average amount of long-term debt outstanding was $1.64 billion during the three months ended September 30, 2015, up from $1.29 billion during the same period in 2014 and, for the nine months ended September 30, 2015, the average amount of long-term debt outstanding was $1.50 billion up from $1.16 billion for the same period in 2014.  The increase in debt outstanding is the primary driver for the increase in interest expense on long-term debt for the periods presented.  Long-term debt added after September 30, 2014 included the April 2015 series of STORE Master Funding net‑lease mortgage notes payable aggregating $365 million in principal amount and $21.1 million of traditional mortgage debt added in July 2015 when we refinanced maturing secured debt.

The average debt outstanding on our credit facilities decreased from $67.2 million during the three months ended September 30, 2014 to $61.7 million during the same period in 2015, primarily due to cash proceeds from the follow-on common stock offering in June 2015. The average debt outstanding on our credit facilities decreased from

$68.5 million during the nine months ended September 30, 2014 to $51.4 million during the same period in 2015 primarily due to the availability of net equity proceeds from our IPO that we used to make real estate investments during the first quarter of 2015.  From time to time, we may have construction activities on one or more of our real estate properties; interest capitalized as a part of those activities represented $0.2 million and $0.6 million during the three and nine months ended September 30, 2015, respectively, and $0.3 million during both the three and nine months ended September 30, 2014.

Interest expense was also impacted by lower weighted average interest rates on both our long-term debt and our credit facilities in 2015, as compared to 2014.  For example, we were able to achieve a lower weighted average borrowing cost of 4.1% on the April 2015 issuance of STORE Master Funding notes as compared to the 4.6% weighted average rate of our STORE Master Funding notes issued in May of 2014.  In addition, interest expense in 2014 includes a $1.2 million charge to accelerate the amortization of deferred financing costs associated with our two previous secured credit facilities which were replaced with our unsecured credit facility in September 2014.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs were capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease. Costs incurred on real estate transactions where we acquired properties that are subject to an existing lease were expensed to operations as incurred. Transaction costs expensed during the three and nine months ended September 30, 2015 totaled $0.1 million and $1.0 million, respectively, as compared to $0.5 million and $2.0 million, respectively, incurred during the same periods in 2014. Whether the real estate we acquire is subject to an existing lease or not determines how we account for the related transaction costs and, accordingly, may cause variability in the level of such costs expensed to operations from year to year.

Property Costs

Approximately 97% of our leases are triple-net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period where one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements.  As of September 30, 2015, only two of our properties were vacant and not subject to a lease and we have no scheduled lease maturities during the remainder of 2015; we expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $7.1 million and $21.0 million for the three and nine months ended September 30, 2015, respectively, as compared to $5.0 million and $14.0 million, respectively, for the same periods in 2014 with the increase being primarily due to the growth of our portfolio and related staff additions, and to the increased costs of being a public company since our initial public offering in November 2014. Expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Personnel were added to expand our portfolio management and servicing team and other operations support functions, which contributed to the increase in compensation and employee benefits expense. Our number of employees grew from 48 employees at September 30, 2014 to 58 employees as of September 30, 2015.  A portion of the increase in general and administrative expenses was due to costs related to being a public company, including the costs of public company governance and reporting and meeting other regulatory requirements. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $15.5 million and $40.2 million for the three and nine months ended September 30, 2014, respectively, to $23.3 million and $63.7 million, respectively, for the comparable periods in 2015.

Net Income

For the three months ended September 30, 2015, our net income rose to $23.0 million from the $10.8 million in net income reported for the comparable period in 2014. Our net income rose to $59.7 million for the nine months ended September 30, 2015 from the $30.7 million in net income reported for the same period 2014. The increase in net income is primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income.  Net income for the nine months ended September 30, 2015, includes the impact of a $1.0 million provision for impairment of one property recognized in the first quarter based on the likelihood that the property would be sold in the near term; this property was sold in the third quarter.

We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio.  For the nine months ended September 30, 2015, net income includes a $1.9 million gain from the sale of seven properties; three of these properties were sold in the third quarter of 2015 and represented a gain of $0.7 million.  Similarly, during the nine months ended September 30, 2014, net income includes a $2.2 million gain on the sale of eight properties; two of these eight properties were sold in the third quarter of 2014 and represented a gain of $0.1 million.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$22,998	$10,755	$59,698	$30,716
Depreciation and amortization of real estate assets	23,181	15,403	63,474	39,968
Provision for impairment of real estate	—	—	1,000	—
Gain on dispositions of real estate	(687)	(114)	(1,882)	(2,220)
Funds from Operations	45,492	26,044	122,290	68,464
Adjustments:
Straight-line rental revenue, net	(414)	(694)	(1,513)	(2,196)
Transaction costs	137	460	1,003	2,018
Non-cash equity-based compensation	1,290	557	3,450	1,697
Non-cash interest expense	1,792	2,875	4,843	5,687
Amortization of lease-related intangibles and costs	292	30	847	479
Adjusted Funds from Operations	$48,589	$29,272	$130,920	$76,149

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At September 30, 2015, substantially all of our outstanding long‑term debt carried a fixed interest rate and the weighted average debt maturity was approximately seven years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of September 30, 2015, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s design and operation of these disclosure controls and procedures are effective at the reasonable assurance level described above.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, the Company did not repurchase any of its equity securities, nor did it sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: November 13, 2015	By:	/s/ Catherine Long
Catherine Long
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

First Amendment to the Fourth Amended and Restated Property Management and Servicing Agreement effective as of July 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015, filed with the SEC on August 14, 2015 (Commission File No. 001-36739)).

10.2

Credit Agreement dated as of September 19, 2014, by and among STORE Capital Corporation, as Borrower, KeyBank National Association, the other Lenders which are parties thereto and other Lenders that may become parties thereto, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, BMO Harris Bank, N.A. and Regions Bank, as Co-Documentation Agents, and KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014 (File No. 333-198486)).

10.3

First Amendment to Credit Agreement and other Loan Documents, dated as of September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2015 and filed with the SEC on September 25, 2015 (Commission File No. 001-36739)).

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