Form 10-K
period 2015-12-31
STORE CAPITAL Corp
filed 2016-02-25
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $1.1 billion based on the last reported sale price of $20.10 per share on the New York Stock Exchange on June 30, 2015.

As of February 22, 2016, there were 140,879,389 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I

In this Annual Report on Form 10-K, or this Annual Report, we refer to STORE Capital Corporation, a Maryland corporation, as “we,” “us,” “our,” “the Company” or “S|T|O|R|E,” unless we specifically state otherwise or the context indicates otherwise.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Annual Report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” elsewhere in this Annual Report.

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

S|T|O|R|E continues the investment activities of our senior leadership team, which has been investing in single‑tenant operational real estate for over 35 years.  We are one of the largest and fastest‑growing net‑lease REITs, and own a large, well‑diversified portfolio that consists of investments in 1,325 property locations operated by more than 300 customers across 46 states as of December 31, 2015.  Our customers operate across a wide variety of industries within the service, retail and industrial sectors of the U.S. economy, with restaurants, movie theaters, health clubs, early childhood education centers and furniture stores representing the top industries in our portfolio.

The following table depicts the growth in our investment portfolio since our inception in 2011.

Our Total Investment Portfolio at Quarter End

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Annual Report as the “Code,” commencing with our initial taxable year ended December 31, 2011. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually.

Prior to December 7, 2015, we were a “controlled company” (within the meaning of the rules of the New York Stock Exchange, or NYSE) because a large portion of our common stock was owned indirectly by certain investment funds managed by Oaktree Capital Management, L.P., or Oaktree.  As of the closing of an equity offering of our common stock on December 7, 2015, Oaktree’s indirect ownership of the outstanding shares of our common stock fell to just under 50%.  As a result, we no longer are a controlled company and no longer qualify for exemptions from certain corporate governance requirements. Subsequent to December 31, 2015, Oaktree’s indirect ownership of the outstanding shares of our common stock fell to just under 40% as a result of a secondary offering by STORE Holding Company, LLC, or STORE Holding, the entity through which Oaktree owns its indirect interest in our common stock. Oaktree is a global investment management firm specializing in alternative investments with approximately $97 billion in assets under management as of December 31, 2015.

2015 Highlights

•	During the year ended December 31, 2015, we invested over $1.2 billion in 394 property locations.
•

For the year ended December 31, 2015, we declared dividends totaling $1.04 per share of common stock to our stockholders. In the third quarter of 2015, we raised our quarterly dividend 8% from our previous quarterly dividend amount.

•

As of December 31, 2015, our total gross investment in real estate had reached approximately $4.0 billion, of which $1.6 billion is unencumbered.  Our long-term outstanding debt totaled $1.8 billion at December 31, 2015, up from $1.3 billion at the end of 2014; approximately $1.6 billion of our total long-term debt is secured debt and approximately $2.4 billion of our investment portfolio serves as collateral for these outstanding borrowings.

•	In April 2015, we issued our sixth series of A+ rated STORE Master Funding net-lease mortgage notes payable, aggregating $365 million in principal amount.
•

During 2015, we received a BBB- rating from Fitch Ratings, Inc. and, in November 2015, we closed on our inaugural offering of investment-grade senior unsecured notes in an aggregate principal amount of $175 million.

•

During 2015, we completed two follow-on public offerings in which we issued and sold an aggregate of 25,562,500 shares of our common stock and STORE Holding sold an aggregate of 11,812,500 shares from its holdings of our common stock. We received proceeds aggregating $521 million, net of underwriters’ discounts and offering expenses, in connection with these offerings.

•

On December 1, 2015, we filed a “shelf” registration statement with the Securities and Exchange Commission, which allows us to sell from time to time various securities, including additional shares of our common stock and debt securities.  At the same time we filed our shelf registration statement, we also filed a shelf registration statement on behalf of our principal stockholder, STORE Holding, which allows it to sell shares of our common stock owned by it from time to time.  STORE Holding is owned, directly or indirectly, by certain investment funds managed by Oaktree.

Our Target Market

We are the leader in providing real estate financing solutions principally to middle‑market and larger businesses that own STORE Properties and operate within the broad-based service, retail and industrial sectors of the U.S. economy.  Our net‑lease solutions are designed to provide a long‑term, lower‑cost way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership.    We estimate the market for STORE Properties to exceed $2.5 trillion in market value and to include more than 1.6 million properties.

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

We believe the demand for our net‑lease solutions is even greater today as a result of the current bank regulatory environment.  In our view, the increased scrutiny and regulation of the banking industry over the past several years in response to the collapse of the housing and mortgage industries from 2007 to 2009, particularly with the passage of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the Basel Accords issued by the Basel Committee on Banking Supervision, have made commercial banks even less responsive to the long‑term capital needs of the middle‑market companies we target.  These companies have historically depended on commercial banks for much of their financing.

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

Service	Retail	Industrial
Restaurants	Big box retail	Industrial profit-centers
Education	Specialty retail	Light manufacturing
Fitness centers	Grocery
Transportation	Drug stores
Automotive services	Automotive (new and used)
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

Our Asset Class:  STORE Properties

Single Tenant Operational Real Estate, or STORE Properties, is a unique asset class that inspired the formation of S|T|O|R|E and our company name.  STORE Properties are profit-center real estate locations on which our tenants conduct their businesses and generate their revenues and profits.  The defining characteristic of STORE Properties is the number of payment sources:  STORE Properties have the following three payment sources, whereas all other commercial real estate assets have just two.

•

Unit-Level Profitability:  STORE Properties are distinguished by the primary source of their rent payment, which comes directly from the profits produced by the business operations at the real estate locations we own, which we refer to as “unit-level profitability.”  While it is a common perception that the tenant is the primary source of the rent payment (as distinguished from the business unit operating at the leased site), the historic pattern we have observed is tenants in corporate insolvencies vacating unprofitable locations and retaining profitable ones, which indicates that the profitability of the location is the main indicator of payment.  Because tenants historically retain profitable locations and vacate unprofitable ones in the event of insolvency, it is fundamentally important for S|T|O|R|E to collect and review the unit-level financial statements of our tenants at our real estate locations, which is a key component of our business model.  As of December 31, 2015, we receive unit-level financial statements on approximately 95% of the properties in our portfolio (based on annualized base rent and interest).  Without having access to unit-level financial reporting for the business activities conducted on the properties we own, we would not have an accurate assessment of the essential nature of our real estate to our customer’s business; without this, we would be speculating about the quality of the most important, and primary, payment source.

•

Tenant Credit Quality.  In addition to the unit-level profitability of the business on the real estate we own, credit quality serves as an additional, but not primary, source of payment.  The tenant’s credit can become the primary payment source if our unit is not profitable and the tenant is required to divert cash flows from its other units or other resources to pay our rents.  However, we have seen that tenant credit quality tends to be subject to greater volatility over time than unit-level profitability, because tenant credit quality is not only a function of the unit-level profitability of the operations at our locations, but of the profitability of potentially many other existing and new assets owned and operated by our tenant.  Corporate financial health is also a function of many other decisions, such as capital structure or growth strategies, as well as conditions in the marketplace for the tenant’s products and services, which can change over time and which may have profound impacts on tenant creditworthiness.

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

The following diagram illustrates the three sources of payment that are common among STORE Properties:

The S|T|O|R|E Credit Pyramid

The investment, management and capitalization competencies we have developed over more than 35 years, like our credit pyramid, arise from the distinctive characteristics of the large asset class of STORE Properties we address.

Our Competitive Strengths

Our objective is to build upon our market‑leading platform for the acquisition, investment and management of STORE Properties that simultaneously creates value for stockholders and customers through our five corporate competencies.  Each member of our senior leadership team is primarily responsible for one of our five competencies, which are described below:

•

Investment Origination.  S|T|O|R|E was formed to fill a need for efficient long-term real estate capital for middle-market and larger customers. We do this principally by creating lease contracts that address our customers’ needs and create strong alignments of interest that benefit our stockholders. Our solutions-oriented approach strives to create superior value for our customers over other financial options they may have to capitalize their businesses.  As a result, more than 75% of our investments, by dollar volume, have been originated by our internal origination team through direct customer relationships. By creating demand for our services, and not simply taking market share or aggregating assets, we have maintained a large pipeline of investment opportunities, which we estimate to be $7.4 billion as of December 31, 2015.  Our objective is to be both selective and achieve higher rates of return than our stockholders could achieve if they sought to acquire profit-center real estate on their own.

•

Investment Underwriting.  Our methods of risk evaluation have been developed by our senior leadership team over 35 years, with investments of more than $13 billion and over 8,500 STORE Property assets.  Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments.  These three areas represent our credit pyramid, which is reflective of the characteristics of the STORE Property asset class.  At S|T|O|R|E, we have combined our underwriting approach with our portfolio management systems to capture tenant credit ratings and lease contract ratings (referred to as a STORE Score) as tools to monitor ongoing portfolio performance. Our collective experience has enabled us to develop sophisticated risk evaluation tools and insights that are designed to offer greater risk-adjusted investment results than those available to most real estate investors.

The following table compares our tenant credit ratings (determined using Moody’s RiskCalc) with the STORE Score:

Portfolio Median STORE Score (Contract Risk): A3

Portfolio Median Expected Default Frequency (Tenant Risk): Ba1

Median
EDF
Median
STORE
Score
Annualized Rent & Interest ($MM)
70
60
50
40
30
20
10
NR
Caa
B3
B2
B1
Ba3
Ba2
Ba1
Baa3
Baa2
Baa1
A3
A2
A1
Aa3
Aa2
Aa1
Aaa
Moody's Riskcalc Rating
STORE Score

•

Investment Documentation.  We believe lease contracts, and not tenant credit quality, are the principal determinants of investment risk. Part of contract creation is embodied in the investment underwriting process, which focuses on the prices we pay for the real estate; the unit-level profitability of the businesses operated on our real estate; the rents and escalations we receive; and the support offered to the investment by tenant credit quality.  These factors are ultimately incorporated into our contracts and supported by third party diligence, including appraisals, property condition reports, environmental reports and other diligence. Finally, the contracts we create foster alignments of interest through the use of features such as master leases and bankruptcy-remote investment structures. Altogether, our documentation process, like our approach to underwriting, has evolved over decades and, we believe, offers investors in S|T|O|R|E a value that most could not create for themselves.

•

Portfolio Management.  Net-lease real estate investment portfolios require active management to realize superior risk-adjusted rates of return.  S|T|O|R|E represents our senior leadership team’s third, and most highly developed and scalable, servicing platform.  We are virtually paperless and have access to detailed information on our large diversified portfolio from practically anywhere and anytime.  For over 35 years, our senior leadership team has learned how to monitor unit-level profit and loss statements, tenant corporate financial statements and the timely payment of property taxes and insurance in order to gauge portfolio quality.  Having such systems helps us effectively monitor and reduce tenant credit risk at the property level, which, in turn, allows us to place greater focus on the minority of investments that may have a higher risk potential to experience future problems.  We believe these systems, when combined with our high degree of financial and operating flexibility, allow us to realize better stockholder risk-adjusted rates of return on our invested capital.

•

Financial Reporting and Treasury.  We consider and evaluate our corporate financing strategies with the same emphasis as our real estate investment strategies.  Under our financing strategy, borrowings must prudently improve stockholder returns; they must be structured to provide portfolio flexibility and minimize our exposure to changes in long-term interest rates; they must be structured to optimize our cost of financing that will enhance investor rates of return; and finally, a liability strategy should contribute to corporate governance by enhancing corporate flexibility.  Our senior leadership team has extensive experience with diverse liability strategies. Today, we are one of the few REITs to employ our own A+ rated borrowing source.  Our senior leadership team developed our master funding conduit strategy in 2005, which is ideally suited to finance diverse portfolios of profit-center real estate, such as ours. The strategies we implement are designed to add value to our investors by offering a more efficient means to finance real estate than they could otherwise do on their own.  At the same time, the flexibility we derive from our liability strategies can also result in important flexibility for our customers.

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

•

Realize Stable Income and Internal Growth.  We seek to make investments that generate strong and stable current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long‑term debt).  We augment that income with internal growth.  We seek to realize superior internal growth through a combination of (1) a target dividend payout ratio that permits a level of free cash flow reinvestment and (2) cash generated from the estimated 1.7% weighted average annual escalation of base rent and interest in our portfolio (as of December 31,  2015, as if the escalations in all of our leases were expressed on an annual basis).  We benefit from contractual rent escalations, as approximately 98% of our leases and loans (by annualized base rent and interest) have escalations that are either fixed (24%) or based on the Consumer Price Index, or CPI (74%).    We believe this will enable strong dividend growth without relying exclusively on future common stock issuances to fund new portfolio investments.

•

Capitalize on Direct Origination Capabilities for External Growth.  As the market leader in STORE Property investment originations, we plan to complement our internal growth with continued new investments that are funded through future equity issuances and borrowings to expand our platform and raise investor cash flows.

•

Actively Manage our Balance Sheet to Maximize Capital Efficiency.  We seek to select funding sources designed to lock in long‑term investment spreads and limit interest rate sensitivity.  We also seek to maintain a prudent balance between the use of debt (which includes our own STORE Master Funding program, commercial mortgage-backed securities borrowings, insurance borrowings, bank borrowings and possibly preferred stock issuances) and equity financing.  In addition, during 2015, we received a BBB- rating from Fitch Ratings, Inc. and issued our first investment-grade senior unsecured term notes in November 2015; we expect that our ability to access this additional form of long-term debt will continue to enhance our ability to efficiently manage our capital structure in the future. As of December 31, 2015, our secured and unsecured long‑term debt had an aggregate outstanding principal balance of $1.8 billion, a weighted average maturity of 6.8 years and a weighted average interest rate of 4.7%.  On an annualized basis, our fourth quarter adjusted debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, was 6x and, as we move forward, we are targeting a ratio of between 6x and 7x.
•

Increase our portfolio diversity.  As of December 31, 2015, we had invested approximately $4.0 billion in 1,325 property locations, substantially all of which are profit centers for our customers.  Our portfolio is highly diversified with over 300 customers operating across more than 300 different brand names, or business concepts, across 46 states and over 80 industry groups.  None of our customers represented more than 3% of our portfolio as of December 31, 2015, based on annualized base rent and interest.  Our portfolio’s diversity decreases the impact on us of an adverse event affecting a specific customer, industry or region, thereby increasing the stability of our cash flows.  We expect that additional acquisitions in the future will further increase the diversity of our portfolio and, from time to time, we may sell properties in our portfolio to improve overall portfolio credit quality or diversity.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including but not limited to traded and non‑traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices), some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the willingness to accept more risk.  We also believe that competition for real estate financing comes from middle‑market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses.  The competition we face may increase the demand for STORE Properties and, therefore, reduce the number of suitable acquisition opportunities available to us or increase the price we must pay to acquire STORE Properties.  This competition will increase if investments in real estate become more attractive relative to other forms of investment.

Employees

As of December 31, 2015, we had 60 full‑time employees, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement.  We consider our employee relations to be good.

Principal Executive Offices

Our principal offices are located at 8501 East Princess Drive, Suite 190, Scottsdale, Arizona 85255.  We currently occupy approximately 14,500 square feet of space leased from an unaffiliated third party.  We believe that our offices are adequate for our present operations and that adequate additional space will be available in or around our current office location if needed in the future.

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

Regulation

Our properties are subject to various laws and regulations, including regulations relating to fire and safety requirements, affirmative and negative covenants and, in some instances, common area obligations.  Our tenants and borrowers have primary responsibilities for compliance with these requirements pursuant to our lease and loan agreements.  We believe that each of our tenants and borrowers have the necessary permits and approvals to operate and conduct their businesses on our properties.

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

CERCLA.  The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, imposes strict liability on present and past “owners” and “operators” of a contaminated site for the costs of clean‑up.  A secured lender may be liable as an “owner” or “operator” of a contaminated site if agents or employees of the lender have participated in the management of such site or in the operations of the tenant.  Excluded from CERCLA’s definition of “owner” or “operator” however, is a person “who without participating in the management of the facility, holds indicia of ownership primarily to protect his security interest.”  This is the so called “secured creditor exemption.”

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

With respect to most of the assets in our investment portfolio, we are the owner of the real property.  However, with respect to a few of the assets in our investment portfolio, we are not the owner of the property but have a mortgage loan on the property.  We believe we meet the secured creditor exemption.

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

Emerging Growth Company Status

As of December 31, 2015, we determined that we no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, which means that we are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 1A.  RISK FACTORS

There are many factors that affect our business and the results of our operations, some of which are beyond our control.  The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Annual Report.  Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Risks Related to Our Business

Our business depends on our customers successfully operating their businesses on real estate we own or finance for them, and their failure to do so could materially and adversely affect our business.  Substantially all of our properties are leased by customers operating a business at those locations where sales and profits are generated for their businesses.  We underwrite and evaluate investment risk based on our belief that the most important, and primary, source of payment for our leases and loans is unit‑level profitability.  While a tenant may have other sources of payment to meet its obligations, we believe the success of our investments materially depends upon whether our customers successfully operate their businesses, and thus generate unit‑level profitability, at the location or locations we are acquiring or financing.  Our customers may be adversely affected by many factors beyond our control that might render one or more of their locations uneconomic.  These factors include poor management, changing demographics, a downturn in general economic conditions or changes in consumer trends that decrease demand for our customers’ products or services.  The occurrence of any of these may cause our customers to fail to pay rent when due, fail to pay real estate taxes when due, fail to pay insurance premiums when due or become insolvent or declare bankruptcy, any of which could materially and adversely affect our business.

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

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.  In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flows and cash distributions; and
•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

We depend on the asset‑backed securities, or ABS, and the commercial mortgage‑backed securities, or CMBS, markets for a substantial portion of our long‑term debt financing.  We depend on, and we likely will continue to depend on, the ABS and CMBS markets for a substantial portion of our long‑term debt financing.  Substantially all of the long‑term debt on our balance sheet has been obtained from debt offerings in the ABS and CMBS markets. This ABS debt is issued by bankruptcy remote, special purpose entities that we or our subsidiaries own.  These special purpose entities issue multiple series of investment‑grade ABS notes from time to time as additional collateral is added to the collateral pool.  Our CMBS debt is generally in the form of first mortgage debt incurred by other special purpose entities that we or our subsidiaries own.  Our ABS and CMBS debt is generally non‑recourse.  However, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities.

Historically, we have raised a significant amount of debt capital through our STORE Master Funding program, which accesses the ABS market and, to a lesser extent, through our access to the CMBS market.  We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions.  As of December 31, 2015, we had issued notes under our STORE Master Funding program in six series with an aggregate outstanding principal balance of $1.4 billion.  Collectively these notes are referred to as the “Master Trust Notes” and had a weighted average maturity of 6.5 years, as of December 31, 2015. In addition, we had CMBS and other mortgage loans with an aggregate outstanding principal balance of $196 million and an average maturity of seven years, as of December 31, 2015.  Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our STORE Master Funding program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time.  No assurance can be given that the ABS or the CMBS markets will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our STORE Master Funding program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.

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

A significant portion of our assets have been pledged to secure the borrowings of our subsidiaries, and the failure of our subsidiaries to make the required payments could materially and adversely affect us.  A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long‑term borrowings of those subsidiaries.  As of December 31, 2015, the total outstanding principal balance of non‑recourse debt obligations of our consolidated special purpose entity subsidiaries was $1.6 billion, and approximately $2.4 billion in assets held by those subsidiaries had been pledged to secure those borrowings.  We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities.  If our subsidiaries fail to make the required payments on this indebtedness, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable.  If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated.  In this case, our ability to make distributions to our stockholders could be materially and adversely affected.

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

We attempt to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements. However, these arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to our hedging arrangements may not honor their obligations. Failure to hedge effectively against changes in interest rates on our borrowings may materially and adversely affect us.

Loss of our key personnel could materially impair our ability to operate successfully.  As an internally managed company, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our senior leadership team. We rely on our senior leadership team to, among other things, identify and consummate acquisitions, design and implement our financing strategies, manage our investments and conduct our day‑to‑day operations.  In particular, our success depends upon the performance of Christopher H. Volk, our Chief Executive Officer, and other members of our senior leadership team.

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

Each member of our senior leadership team holds equity interests, or profits interests, in the form of Series B Units in our principal stockholder, STORE Holding.  The Series B Units are subject to vesting and forfeiture provisions, with 75% of the Series B Units vesting ratably over five years (15% vesting each year on the anniversary of the respective grant dates) and 25% remaining subject to forfeiture if a termination occurs under certain circumstances.   The Series B Units were issued and designed to provide a long-term incentive and, through deferred vesting, to serve as a retention device for our senior leadership team.  In order for the holders of the Series B Units to receive any cash distributions with respect to their Series B Units, the equity investors of STORE Holding must first be returned all of their invested capital plus a specified cash return on such capital, which has not yet occurred.  Once this occurs, members of our senior leadership will be entitled to cash distributions, which may be substantial and may reduce the retention value of the Series B Units.  Also, in the event of a change in control, as defined in the Limited Liability Company Agreement of STORE Holding, dated as of May 17, 2011, as amended (the “LLC Agreement”), each member of our senior leadership team’s vested and unvested Series B Units will be liquidated in accordance with the provisions of the LLC Agreement.    The liquidation of the Series B Units will significantly reduce their retention value and could result in the loss of the services of some or all of the members of our senior leadership team.

Our success depends in part on the creditworthiness of our customers, and we lease most of our properties to non-rated customers.  Our underwriting and risk‑management procedures that we use to evaluate a potential customer’s credit risk may be faulty, deficient or otherwise fail to accurately reflect the risk of our investment.  Our customers are mostly middle‑market companies, which generally are not rated by any nationally recognized rating agency.  We use external and internal tools to evaluate risk and predict the risk of default.  When we review a potential investment, we view our sources of payment to be, in order of priority, unit‑level profitability, tenant credit quality and residual real estate valuation.  Additionally, we review a potential customer’s management team and the macroeconomic trends of the industry in which that customer operates.  We evaluate the risk of company insolvency using a third‑party model, Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database and which provides us an Estimated Default Frequency, or EDF, for each of our customers.  We then estimate the risk of lease or loan rejection by assigning a probability of termination based on the unit‑level fixed charge coverage ratio, or unit FCCRs, at the property or properties we own.  We then estimate the long‑term default risk of an investment by multiplying the EDF score by our estimated probability that our lease will be rejected in bankruptcy, which we call the “STORE Score.”

Our methods may not adequately assess the risk of an investment.  Moody’s Analytics RiskCalc, our methodology of estimating probability of lease rejection and the STORE Score, may be inaccurate, incomplete or otherwise fail to adequately assess default risk.  An EDF score from Moody’s Analytics RiskCalc is not the same as a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating.  EDF scores and FCCRs are calculated based on financial information provided to us by our customers and prospective customers without independent verification by us.  The probability of lease rejection we assign an investment based on unit FCCR or other factors may be inaccurate.  Moreover, the risks we have identified as our principal risks may omit significant risks to our investments.  If our underwriting procedures fail to properly assess the unit‑level profitability, tenant or corporate credit risk or real estate value of potential investments, then we may invest in properties that result in tenant defaults, and we may be unable to recover our investment by re‑leasing or selling the related property, which could materially and adversely affect our operating results and financial position.

The agreements governing our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.  The agreements governing our indebtedness contain restrictions and covenants that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements may have cross default provisions, which provide that a default under one of our financing agreements would lead to a default on some or all of our debt financing agreements.

The covenants and other restrictions under our debt agreements may affect, among other things, our ability to:

•	incur indebtedness;
•	create liens on assets;
•	sell or substitute assets;
•	modify certain terms of our leases;
•	prepay debt with higher interest rates;
•	manage our cash flows; and
•	make distributions to equity holders.

Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

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

As leases expire, we may be unable to renew those leases or re‑lease the space on favorable terms or at all.  Our success depends in part upon our ability to cause our properties to be occupied and generating revenue.  As of December 31, 2015, leases and loans representing approximately 11% of our annualized base rent and interest will expire prior to 2026.  We cannot guarantee that we will be able to renew leases or re‑lease space (i) without an interruption in the rental revenue from those properties, (ii) at or above our current rental rates, or (iii) without having to offer substantial rent abatements, tenant improvement allowances, early termination rights or below‑market renewal options.  The difficulty, delay and cost of renewing leases, re‑leasing space and leasing vacant space could materially and adversely affect us.

Certain provisions of our leases or loan agreements may be unenforceable, which could adversely impact us.  Our rights and obligations with respect to our leases, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing our security interest in the underlying collateral of a borrower or lessee. We could be adversely impacted if this were to happen with respect to an asset or group of assets.

Our ability to realize future rent increases may be adversely affected by changes in the Consumer Price Index, or CPI.  A substantial portion of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease.  Our leases that have contingent rent escalators indexed to future increases in the Consumer Price Index primarily adjust over a one‑year period but may adjust over multiple‑year periods. Generally, these escalators increase rent at the lesser of (i) 1 to 1.25 times the change in the CPI over a specified period or (ii) a fixed percentage.  If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of deflation or low inflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts.

The geographic concentration of our properties could make us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or other negative impacts on our results of operations.  As of December 31, 2015, the five states from which we derive the largest amount of our annualized base rent and interest were Texas (12.4%), Illinois (8.2%), Georgia (6.2%), Ohio (5.4%) and Tennessee (5.3%). As a result of these concentrations, the conditions of local economies and real estate markets, changes in state or local governmental rules and regulations, acts of nature and other factors in these states could result in a decrease in the demand for the products offered by the businesses operating on the properties in those states, which would have an adverse impact on our customers’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their obligations to us.

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

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions. We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, below-market renewal options or other lease incentive payments in order to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties, which could materially and adversely affect us.

We also face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices), some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the willingness to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

A decrease in demand for restaurant space or a downturn in the restaurant industry could materially and adversely affect us.  As of December 31, 2015, real estate investments operated by customers in the restaurant industry represented approximately 25.5% of the dollar amount of our investment portfolio and 25.2% of our annualized base rent and interest, and, in the future, it is likely we will acquire additional restaurant properties.  Because the restaurant industry represents a significant portion of our portfolio, a downturn in the restaurant industry may have a material adverse effect on us.

We have investments in industries that depend upon discretionary spending by consumers.  A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our customers and potential customers could reduce the demand for our net‑lease solutions.  Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations.  Restaurants, movie theaters, health clubs, early childhood education centers and furniture stores represent the largest industries in our portfolio; and Ashley Furniture HomeStore, Gander Mountain, Applebee’s, Popeyes Louisiana Kitchen and Starplex Cinemas represent the largest concepts in our portfolio.  The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services.  A downturn in the economy could cause consumers to reduce their discretionary spending, which may have a material adverse effect on us.

Service and retail businesses using physical outlets also face increasing competition from alternate methods of purchasing goods and services, including online service providers and retailers.  As consumers increasingly use alternate methods to obtain goods and services, including the internet, this trend could adversely impact the success of physical service centers and retail business locations.  Because we lease real estate to service and retail businesses, a decrease in purchases at these locations may have a material adverse effect on us.

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

We may be unable to identify and complete acquisitions of suitable properties, and the competition for acquisitions may reduce the number of acquisitions we can complete, either of which may impede our growth and the continued diversification of our portfolio.  Our ability to continue to acquire suitable properties may be constrained by numerous factors, including the following:

•

Our ability to locate properties with attractive economic terms or lease rates.  We target investments that have a spread between our cost of capital and the lease rate of the properties we acquire.  If that spread decreases, our ability to profitably grow our company will decrease.

•

We compete with numerous investors, including publicly traded and non‑traded REITs, institutional, private equity and individual investors and other investment funds including family offices, some of whom have greater financial resources and more favorable capital costs when compared to us.

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

Some of our customers operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.  As of December 31, 2015, 19.5% of our properties (based on investment amount) are operated by our customers under franchise or license agreements.  Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases.  In addition, a tenant’s or borrower’s rights as a franchisee or licensee typically may be terminated and the tenant or borrower may be precluded from competing with the franchisor or licensor upon termination.  Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement.  This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases or loans.  A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant or borrower to make payments under its lease or loan, which could materially and adversely affect us.

A small percentage of the businesses operating on our properties have limited operating histories, which increases the risk that the tenants operating those businesses may default on rent payments to us. As of December 31, 2015, 39 of the 1,325 properties in our investment portfolio had been open for less than 12 months or were under construction.  The businesses operating on these properties, whether newly constructed or recently opened, may not perform as anticipated, and the tenant may become unable to pay rent to us, which may materially and adversely affect us.

If a tenant defaults under either the ground lease or mortgage loan of a hybrid lease, we may be required to take judicial or administrative action or begin foreclosure proceedings before we can re‑lease or sell the property.  As of December 31, 2015, 5.1% of our annualized base rent and interest was derived from hybrid leases.  A hybrid lease is a modified sale‑leaseback transaction, where the customer sells us their land, leases the land back from us under a ground lease and we simultaneously make a mortgage loan to the customer secured by the improvements the customer continues to own.  If a customer defaults under a hybrid lease, we may: (1) evict the customer under the ground lease and assume ownership of the improvements; or (2) if required by a court, foreclose on the mortgage loan that is secured by the improvements.  Under a ground lease, we as ground lessor generally become the owner of the improvements on the land at lease maturity or if the tenant defaults.  It is possible that a court could require us to foreclose on the mortgage secured by the improvements rather than simply evicting the defaulting tenant under the ground lease.  If foreclosure is required rather than simple eviction, we might encounter delays and expenses in obtaining possession of the land and improvements, which in turn could delay our ability to sell or re‑lease the property in a prompt manner, which could materially and adversely affect us.

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

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties, which restrictions are not applicable to other types of real estate companies.  In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest.  Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect our operations, cash flows and ability to pay distributions on our common stock.

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

Our investments in mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans.  As of December 31, 2015, we had investments in mortgage loans having an aggregate unpaid principal balance of $96 million.  Investments in mortgage loans are subject to the risk of default by the borrowers and interest‑rate risks.  To the extent we incur delays in liquidating defaulted mortgage loans, we may not be able to obtain all amounts due to us under such loans.  Further, the values of the properties securing the mortgage loans may not remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans.  If the values of the underlying properties decline, the value of the collateral securing our mortgage loans will also decline, and if we were to foreclose on any of the properties securing the mortgage loans, we may not be able to sell or lease them for an amount equal to the unpaid amounts due to us under the mortgage loans.  As a result, defaults on mortgage loans in which we may invest may materially and adversely affect us.

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos‑containing materials in the event of the remodeling, renovation or demolition of a building. Such laws, as well as common‑law standards, may impose liability for releases of ACMs and may impose fines and penalties against us or our tenants for failure to comply with these requirements or provide for third parties to seek recovery from us or our tenants.

If we or our tenants or borrowers become subject to any of the above‑mentioned environmental risks, we may be materially and adversely affected.

Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.  In the recent past, the credit markets have experienced significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the financial markets, making financing terms for borrowers less attractive, and in certain cases, have resulted in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.

Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us.

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

Our proprietary information technology, or IT, platform may not capture all of the necessary information to allow us to properly monitor and analyze our tenants’ and borrowers’ credit risk, which may materially and adversely affect us.  We have a proprietary IT platform, which we developed to proactively manage our investment portfolio. Our IT platform offers customer relationship management and general ledger and servicing system integration.  Another component of our IT platform is the STORE Universal Database System, or SUDS, which provides our management with access to lease abstracts, tenant information, document scans, property data and servicing information.  Our IT platform and SUDS may not capture all the information needed to mitigate the risk of tenant or borrower default.

We rely on IT in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.  We rely on IT networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information. Although we have taken steps to protect the security of the data maintained in our information systems, our security measures may not be able to prevent the systems’ improper functioning, or the theft of intellectual property, personal information, or personal property, such as in the event of cyber-attacks. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, result in theft of company assets, damage our reputation, subject us to liability claims and could adversely affect our business, financial condition and results of operations.

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

Our future results will suffer if we do not effectively manage our growth.  We expect to continue to grow our business through additional sale-leaseback transactions and possibly other strategic transactions.  Our future success will depend, in part, upon our ability to manage our growth, successfully monitor our internal operations, costs and regulatory compliance, and continue to develop and maintain other necessary systems, processes and internal controls. If we fail to manage our growth effectively, our business may be adversely affected.

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

Construction and renovation risks could adversely affect our profitability. In certain instances, we provide financing to our customers for the construction and renovation of their properties. We are therefore subject to the risks that this construction or renovation may not be completed.  Construction and renovation costs for a property may exceed a tenant’s original estimates due to increased costs for materials or labor or other costs that are unexpected.  A tenant may also be unable to complete construction or renovation of a property on schedule, which could result in increased debt service expense or construction costs.  These additional expenses may affect the ability of the tenant to make payments to us.

Some of our financing arrangements involve balloon payment obligations, which could materially and adversely affect us if we are unable to refinance or sell on acceptable terms.  Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have certain balloon maturities totaling $23 million in the next three years. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral.

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations and expose us to liabilities to tenants, employees, capital providers, and other third parties. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. These cyber incidents could negatively impact us, our tenants or the capital markets.

Future investment in international markets could subject us to additional risks. If we expand our operating strategy to include investment in international markets, we could face additional risks, including foreign currency exchange rate fluctuations, operational risks due to local economic and political conditions and laws and policies of the United States affecting foreign investment.

Risks Related to Our Organization and Structure

Oaktree Capital Management, L.P., or Oaktree, by virtue of its ownership and control of STORE Holding (our principal stockholder), has substantial influence over our business, and its interests, and the interests of certain members of our management, may differ from our interests or those of our other stockholders.  As of February 1, 2016, Oaktree indirectly beneficially owned just under 40% of our outstanding shares of common stock.  Pursuant to our stockholders agreement with STORE Holding, Oaktree, as its controlling member, currently has the right to designate three members of our board of directors, which currently consists of nine directors.

The interests of Oaktree may differ from the interests of our other stockholders, and the concentration of stock ownership held indirectly by Oaktree will limit other stockholders’ ability to influence corporate matters. In addition, members of our management have equity interests, or profits interests, in the form of Series B Units in our principal stockholder, STORE Holding, which may cause them to have interests that differ from our other stockholders. The concentration of ownership and voting power of STORE Holding may also delay, defer or even prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without the support of Oaktree, even if such events are in the best interests of our other stockholders. The concentration of voting power that Oaktree has may have an adverse effect on the price of our common stock. As a result of this concentration, we may take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment in us to decline.

As of December 7, 2015, we ceased to be a “controlled company” as defined in the NYSE Listed Company Manual and, as a result, no longer qualify for exemptions from certain corporate governance requirements. If we are unable to comply with applicable corporate governance requirements, we may become subject to enforcement actions by the NYSE or delisting. Prior to December 7, 2015, STORE Holding held more than 50% of the voting power for the election of our directors and we relied upon the “controlled company” exception with respect to certain NYSE corporate governance requirements. Pursuant to this exception, we were exempt from the rules that would have otherwise required that our board of directors consist of a majority of independent directors and that our compensation committee and nominating and corporate governance committee be composed entirely of independent directors.

Following the closing of a public offering on December 7, 2015, STORE Holding no longer held more than 50% of the voting power for the election of directors and, as a result, we are no longer a “controlled company” as defined in the NYSE Listed Company Manual. Under the NYSE Listed Company Manual transitional rules, both our nominating and corporate governance committee and compensation committee must consist of a majority of independent directors on or before March 6, 2016, and on or before December 6, 2016, both committees must consist solely of independent directors and our board of directors must consist of a majority of independent directors. At the meeting of our board of directors on February 18, 2016, independent directors were appointed to both committees such that each committee now consists of a majority of independent directors. During this transition period, our stockholders will not have the same protections afforded to stockholders of companies that have committees of their boards of directors that consist solely of independent directors and boards of directors that consist of a majority of independent directors. Further, if, within the phase-in periods, we are not able to recruit additional directors that would qualify as independent, or we are not able to otherwise comply with the NYSE listing requirements, we may be subject to enforcement actions by the NYSE or delisting.

Our board of directors may change our investment strategy, financing strategy or leverage policies without stockholder consent.  Our board of directors may change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, asset allocation, growth, operations, indebtedness, financing and distributions at any time without the consent of our stockholders, which could result in our acquiring properties that are different from, and possibly riskier than, the types of single‑tenant real estate and related investments described in this Annual Report.  These changes could materially and adversely affect us.

Our board of directors’ power to increase the number of authorized shares of our stock without stockholder approval may negatively impact our existing stockholders.  Our charter authorizes us to issue up to 375,000,000 shares of common stock, and up to 125,000,000 shares of preferred stock, $0.01 par value per share. Our charter authorizes our board of directors, with the approval of a majority of the board of directors and without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we are authorized to issue.  Accordingly, our board of directors could authorize the issuance of shares of common stock or another class or series of stock, including a class or series of preferred stock, that could have the effect of delaying, deferring or preventing a change in control of us that our existing stockholders may view as favorable.  In addition, our board of directors may increase our authorized stock in order to issue additional shares in connection with future financings and other transactions.  These additional issuances could dilute the ownership interests of our existing stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.  As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

Termination of the employment agreements with certain members of our senior management team could be costly and prevent a change in control of our company.  The employment agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to pay them significant amounts of severance compensation, including gross-ups for tax liabilities, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.

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

We will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance.  We incur, and will continue to incur, significant legal, accounting, insurance and other expenses as a result of being a public company.  The Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd‑Frank Act, and the Sarbanes‑Oxley Act, as well as related rules implemented by the SEC and the NYSE, have required changes in corporate governance practices of public companies.  As of December 31, 2015, we determined that we no longer qualify as an “emerging growth company” under the JOBS Act, and as a result of the additional regulatory and other requirements, we will experience a substantial increase in legal, accounting, insurance and certain other expenses.  In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd‑Frank Act are expected to require additional changes.  We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes‑Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time‑consuming and costly.  We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers.

Risks Related to Our Tax Status and Other Tax Related Matters

We would incur adverse tax consequences if we fail to qualify as a REIT.    We have elected to be taxed as a REIT under the Code.  Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involves the determination of various factual matters and circumstances not entirely within our control.  We expect that our current organization and methods of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future.  In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect.  The Protecting Americans from Tax Hikes Act (“PATH Act”) was enacted in December 2015, and included numerous changes in the U.S. federal income tax laws applicable to REITs.  The provisions have various effective dates beginning as early as 2016.  We expect that the changes will not materially impact us under our current methods of operation.  Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income.  Also, unless the Internal Revenue Service, or the IRS, granted us relief under certain statutory provisions, we could not re‑elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT.  The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders.  This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders.  Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

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

Gain on disposition of assets deemed held for sale in the ordinary course of business is subject to 100% tax.  If we sell any of our assets, the IRS may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business.  Gain from this kind of sale generally will be subject to a 100% tax.  Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale.  Although we will attempt to comply with the terms of safe-harbor provisions in the Code prescribing when asset sales will not be so characterized, we cannot assure you that we will be able to do so.

The IRS may treat sale‑leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.  The IRS may take the position that specific sale‑leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans.  If a sale‑leaseback transaction were so re‑characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re‑characterization unless we elect to make an additional distribution to maintain our REIT status.

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

As a result of acquiring C corporations in carry-over basis transactions, we may inherit material tax liabilities and other tax attributes from such acquired corporations, and we may be required to distribute earnings and profits.  From time to time, we have and may continue to acquire C corporations in transactions in which the basis of the corporations’ assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations, or carry-over basis transactions.

If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax on such a built-in gain at the highest regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits accumulated by the C corporation prior to the acquisition by the close of the taxable year in which we acquire the corporation.

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

Risks Related to Ownership of Our Common Stock

Changes in market conditions and volatility of stock prices could adversely affect the market price of our common stock.    The stock markets, including the NYSE, on which our common stock is listed, have experienced significant price and volume fluctuations.  As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.  In addition to the risks discussed or referred to in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

•	general market and economic conditions;
•	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our common stock;
•	changes in our funds from operations or earnings estimates;
•	difficulties or inability to access capital or extend or refinance existing debt;
•	changes in market valuations of similar companies;
•	publication of research reports about us or the real estate industry;
•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities;
•

general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends;

•	a change in ratings issued by any analyst following us or any nationally recognized statistical rating organization;
•	additions or departures of key management personnel;
•	adverse market reaction to any additional debt we may incur in the future;

•	speculation in the press or investment community;
•

terrorist activity which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing further erosion of business and consumer confidence and spending;

•	failure to continue to qualify as a REIT;
•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	failure to satisfy listing requirements of the NYSE;
•	governmental regulatory action and changes in tax laws; and
•	the issuance of additional shares of our common stock, or the perception that such sales might occur.

Many of the factors listed above are beyond our control.  These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or our prospects.

Furthermore, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us in particular, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.

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

Increases in market interest rates may have an adverse effect on the value of our common stock if prospective purchasers of our common stock expect a higher dividend yield and increased borrowing costs may decrease our funds available for distribution.  The market price of our common stock will generally be influenced by the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher dividend yield. However, higher market interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

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

In accordance with the registration rights agreement we entered into with STORE Holding, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on behalf of STORE Holding, pursuant to which STORE Holding may offer and sell from time to time any or all of the shares of our common stock that it owns.  STORE Holding may also sell such shares in the public market in accordance with, and subject to the limitations on sales by affiliates as provided in, Rule 144 under the Securities Act. As of February 1, 2016,  we had 140,858,765 shares of common stock outstanding, of which 56,336,144 shares of our common stock were held by STORE Holding.

We filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of up to 7,314,221 shares of our common stock or securities convertible into or exchangeable for shares of our common stock that may be issued pursuant to our 2012 Long Term Incentive Plan and our 2015 Omnibus Equity Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, recipients of shares issued pursuant to such registration statement may generally freely resell those shares in the open market, subject to limitations in the case of any such recipients who are our affiliates.

Future offerings of debt, which would be senior to our common stock upon liquidation, or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock. In the future, we may issue debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings, including convertible preferred stock, may dilute the holdings of our existing stockholders or otherwise reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make distributions to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that future offerings may reduce the market price of our common stock and dilute their stock holdings in us.

If we raise additional capital through the issuance of new equity securities, your interest in us will be diluted.  We may, and will likely, have to issue additional equity securities periodically to finance our growth.  If we raise additional capital through the issuance of new equity securities, your interest in us will be diluted, which could cause you to lose all or a portion of your investment.  If we are unable to access the public markets in the future, or if our performance or prospects decrease, we may need to consummate a private placement of our common stock or preferred stock.  In addition, any new securities we may issue, such as preferred stock, may have rights, preferences or privileges senior to those securities held by you.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of December 31, 2015, our total investment in real estate and loans approximated $4.0 billion, representing investments in 1,325 property locations,  substantially all of which are profit centers for our customers.  These investments generate our cash flows from more than 450 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases. The weighted average non‑cancelable remaining term of our leases at December 31, 2015 was approximately 14 years.

Our real estate portfolio is highly diversified.  As of December 31, 2015, our 1,325 property locations are operated by over 300 customers across 46 states.  None of our customers represented more than 3% of our portfolio at December 31, 2015, and our top ten largest customers represented less than 17% of annualized base rent and interest.  Our customers operate their businesses across more than 300 brand names or business concepts in more than 80 industries.  Our top five concepts as of December 31, 2015 were Ashley Furniture HomeStore, Gander Mountain, Applebee’s, Popeyes Louisiana Kitchen and Starplex Cinemas; combined, these concepts represented 12% of annualized base rent and interest.  Our top five industries as of December 31, 2015 were restaurants, movie theaters, health clubs, early childhood education centers and furniture stores.  Combined, these industries represented 51% of annualized base rent and interest.  As of December 31, 2015, only two of our single-tenant properties were vacant and not subject to a lease.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on December 31, 2015, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of December 31, 2015, our property locations were operated by over 300 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Gander Mountain Company	2.7%	13
American Multi-Cinema, Inc. (Starplex/Showplex/AMC)	2.3	11
RMH Franchise Holdings, Inc. (Applebee's)	2.0	33

O'Charley's LLC	1.7	30
At Home Stores LLC	1.5	5
Sailormen, Inc. (Popeyes Louisiana Kitchen)	1.4	41
FreedomRoads, LLC (Camping World)	1.4	8
Rainbow Early Education Holding, LLC	1.3	36
Bellisio Foods, Inc.	1.3	2
Conn's, Inc.	1.1	7
All other (293 customers)	83.3	1,139
Total	100.0%	1,325

Diversification by Concept

As of December 31, 2015, our customers operated their businesses across more than 300 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	3.1%	19
Gander Mountain	2.7	13
Applebee's	2.4	42
Popeyes Louisiana Kitchen	1.8	57
Starplex Cinemas	1.8	8
O'Charley's	1.7	30
At Home	1.5	5
FreedomRoads/Camping World	1.4	8
Rainbow Child Care Center	1.3	36
Captain D's	1.3	66
All other (296 concepts)	81.0	1,041
Total	100.0%	1,325

Diversification by Industry

As of December 31, 2015, our customers’ business concepts were diversified across more than 80 industries within the service, retail and industrial sectors of the U.S. economy.   The following table summarizes those industries:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry	Interest	Properties	(in thousands)
Service:
Restaurants—full service	16.1%	304	2,130
Restaurants—limited service	9.1	329	936
Movie theaters	7.3	36	1,407
Health clubs	7.3	51	1,663
Early childhood education centers	6.7	133	1,390
Colleges and professional schools	2.4	6	466
Automotive repair and maintenance facilities	1.7	48	183
All other service (35 industries)	21.5	204	6,324
Total service:	72.1	1,111	14,499
Retail:
Furniture stores	4.3	26	1,574
Sporting goods and hobby stores	3.2	16	1,050
Home furnishings stores	2.0	18	933
All other retail (11 industries)	5.7	59	2,328
Total retail:	15.2	119	5,885
Industrial:
All industrial (29 industries)	12.7	95	9,935
Total	100.0%	1,325	30,319

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,325 property locations can be found in 46 of the 50 states (excluding Alaska, Delaware, Hawaii and Rhode Island).  The following table details the top ten geographical locations of the properties as of December 31, 2015:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.4%	105
Illinois	8.2	101
Georgia	6.2	91
Ohio	5.4	78
Tennessee	5.3	79
Florida	4.8	69
California	4.4	21
Arizona	4.3	46
Colorado	3.8	25
North Carolina	3.7	84
All other (36 states) (1)	41.5	626
Total	100.0%	1,325

(1)	Includes one property in Ontario, Canada which represents less than 0.2% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of December 31, 2015:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
2016	—	—
2017	0.4	10
2018	0.4	4
2019	0.8	8
2020	0.7	5
2021	1.1	7
2022	0.3	5
2023	2.6	36
2024	2.3	23
2025	2.8	22
Thereafter	88.6	1,203
Total	100.0%	1,323

(1)	Expiration year of contracts in place as of December 31, 2015 and excludes any tenant option renewal periods.
(2)	Excludes two properties which were vacant and not subject to a lease at December 31, 2015.

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NYSE under the symbol “STOR”.  The following table sets forth the high and low sales prices for the Company’s common stock as reported by the NYSE, and distributions declared per share of common stock, for the periods indicated.  The historical stock prices reflected in the following table are not necessarily indicative of future stock price performance.

			Distributions
	High	Low	Declared
2015
Quarter ended March 31	$24.06	$20.80	$0.2500
Quarter ended June 30	23.97	19.96	0.2500
Quarter ended September 30	22.37	19.63	0.2700
Quarter ended December 31	23.54	20.36	0.2700

			Distributions
	High	Low	Declared
2014
Quarter ended March 31	$ N/A	$ N/A	$0.2395
Quarter ended June 30	N/A	N/A	0.2455
Quarter ended September 30	N/A	N/A	0.2870
Quarter ended December 31	22.46	19.25	0.2178	(1)

(1)

Includes a pro-rated dividend per common share of $0.1139, or $1.00 per share on an annualized basis, for the period since the closing of our initial public offering through December 31, 2014 that was paid in January 2015.

On February 22, 2016, the closing sale price of our common stock was $25.64 per share on the NYSE, and there were 28 holders of record of the 140,879,389 outstanding shares of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.  We have determined that, for federal income tax purposes, approximately 98.58% of the distributions paid in 2015 represented ordinary income and 1.42% represented a return of capital.

Distributions

The Company pays regular quarterly distributions to holders of its common stock.  Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2015.

Stock Performance Graph

The following performance chart compares, for the period from November 18, 2014 (our first trading day on the NYSE) through December 31, 2015, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI US REIT Index.  The chart assumes

$100.00 was invested on November 18, 2014 and assumes the reinvestment of any dividends.  The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

STORE Capital Corporation

Total Return Performance
130
125
120
115
110
105
100
95
90
Index Value
11/18/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
STORE Capital Corporation
S&P 500
MSCI US REIT (RMS)

	Period Ending
Index	11/18/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
STORE Capital Corporation	100	111.40	121.67	106.01	110.40	125.40
S&P 500	100	100.60	101.56	101.84	95.28	101.99
MSCI US REIT (RMS)	100	103.86	108.79	97.44	99.44	106.48

The performance graph and the related chart and text are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(c) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.  SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2015, 2014, 2013 and 2012 and for the period from inception (May 17, 2011) through December 31, 2011. The table should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

					From
					Inception
					(May 17,
					2011)
					Through
	Year ended December 31,				December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues	$284,762	$190,441	$108,904	$40,610	$3,860
Expenses:
Interest	81,782	67,959	39,180	11,472	1,120
Transaction costs	1,156	2,804	2,643	387	446
Property costs	1,515	473	127	7	—
General and administrative	27,972	19,494	14,132	10,362	4,024
Depreciation and amortization	88,615	57,025	30,349	11,015	964
Provision for impairment of real estate	1,000	—	—	—	—
Total expenses	202,040	147,755	86,431	33,243	6,554
Income (loss) from continuing operations before income taxes	82,722	42,686	22,473	7,367	(2,694)
Income tax expense	274	180	155	70	5
Income (loss) from continuing operations	82,448	42,506	22,318	7,297	(2,699)
Income from discontinued operations, net of taxes	—	1,140	3,995	879	677
Income (loss) before gain on dispositions of real estate investments	82,448	43,646	26,313	8,176	(2,022)
Gain on dispositions of real estate investments	1,322	4,493	—	—	—
Net income (loss)	$83,770	$48,139	$26,313	$8,176	$(2,022)
Per Common Share Data:
Income (loss) from continuing operations—basic and diluted	$0.68	$0.59	$0.44	$0.26	$(0.14)
Net income (loss)—basic and diluted	0.68	0.61	0.52	0.30	(0.11)
Cash dividends declared	1.0400	0.9898	0.8743	0.3509	—
Balance Sheet Data (at period end):
Total real estate investments, at cost(1)	$3,766,600	$2,694,557	$1,643,635	$870,254	$230,822
Carrying amount of loans and direct financing receivables	213,342	111,354	66,917	41,450	4,956
Total investment portfolio, gross(1)	3,979,942	2,805,911	1,710,552	911,704	235,778
Less accumulated depreciation and amortization(1)	(184,182)	(98,671)	(42,342)	(12,005)	(999)
Net investments	3,795,760	2,707,240	1,668,210	899,699	234,779
Cash and cash equivalents	67,115	136,313	61,814	64,752	31,203
Total assets	3,911,388	2,882,703	1,759,204	971,463	270,220
Credit facilities	—	—	—	160,662	29,971
Unsecured term notes payable, net	172,442	—	—	—	—
Non-recourse debt obligations of consolidated special purpose entities, net	1,597,505	1,253,242	964,681	298,211	13,252
Total liabilities	1,851,595	1,300,019	985,290	474,549	49,258
Total stockholders’ equity	2,059,793	1,582,684	773,914	496,914	220,962
Other Data:
Funds from Operations(2)	$171,705	$99,383	$54,843	$19,014	$(982)
Adjusted Funds from Operations(2)	$183,475	$109,876	$61,739	$21,701	$(17)
Number of investment property locations (at period end)	1,325	947	622	371	112
% of owned properties subject to a lease contract (at period end)	99.8%	100%	100%	100%	100%

(1)	Includes the dollar amount of investments ($9.4 million) and the accumulated depreciation and amortization ($0.4 million) related to real estate investments held for sale at December 31, 2013.
(2)

For definitions and reconciliations of Funds from Operations and Adjusted Funds from Operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Measures.”

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Properties, which is our target market and the inspiration for our name.  A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Examples of operational real estate include restaurants, early childhood education centers, furniture stores, health clubs, movie theaters and sporting goods and hobby stores.  By acquiring the real estate from the operators and then leasing the real estate back to them, they become our long‑term tenants, and we refer to them as our customers. We provide a source of long‑term capital to our customers by enabling them to avoid the need to incur debt and employ equity in order to finance the real estate that is essential to their business.

We are a Maryland corporation organized as an internally managed real estate investment trust, or REIT.  As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all of our taxable income to our stockholders and meet other requirements.

The growth of our Company from inception in May 2011 until November 2014 was funded by STORE Holding Company, LLC, or STORE Holding, a Delaware limited liability company, substantially all of which is owned, directly or indirectly, by certain investment funds managed by Oaktree Capital Management, L.P.  In November 2014, we took the Company public on the New York Stock Exchange and now our common stock trades under the ticker symbol “STOR”.  STORE Holding is still our largest stockholder, owning approximately 49.9% of our outstanding common stock as of December 31, 2015. Subsequent to December 31, 2015, STORE Holding sold 14,000,000 shares of common stock from its holdings of our common stock, and now holds just under 40% of the outstanding shares of our common stock.

Since our inception in 2011, we have selectively originated a real estate investment portfolio totaling approximately $4.0 billion, consisting of investments in 1,325 property locations across 46 states. All of the real estate we acquire is held by our wholly-owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into a long‑term triple‑net lease with us to lease the property back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.7%), which allows the monthly lease payments we receive to rise somewhat in an inflationary economic environment. As of December 31, 2015, approximately 97% of our leases (based on annualized base rent) are referred to as “triple net”, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Since our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2015, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 7% of our base rent provide our tenant the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

Liquidity and Capital Resources

At the beginning of 2015, our real estate investment portfolio totaled $2.8 billion, consisting of investments in 947 property locations with base rent and interest due from our customers aggregating approximately $19.8 million per month, excluding future rent payment escalations. By December 31, 2015, our investment portfolio had grown to approximately $4.0 billion, consisting of investments in 1,325 property locations with base rent and interest aggregating approximately $27.7 million per month. Substantially all of our cash from operations is generated by our real estate portfolio.

Our primary cash expenditures are the monthly principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we would incur these property costs during the time it would take to locate a substitute tenant.  Also, we will occasionally incur nominal property‑level expenses that are not paid by our customers, such as the costs of periodically making site inspections of our properties. During 2015, leases associated with three properties due to expire in 2015 were renewed by the tenant and one property, which was vacated upon lease expiration, was leased to another of our tenants.  There are no leases scheduled to expire in the coming year.  As of December 31, 2015, two of our 1,325 property locations were vacant and not subject to a lease which represents a 99.8% occupancy rate.  We expect to incur some property costs from time to time during periods in which properties that become vacant are being remarketed; however, we do not anticipate that such costs will be significant to our operations.

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

Our debt capital is initially provided on a short-term, temporary basis through our variable‑rate unsecured revolving credit facility with a group of banks.  We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. Our weighted average debt maturity at December 31, 2015 was approximately seven years.  By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability.  In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2015, essentially all of our long‑term debt was fixed‑rate debt, or was effectively converted to a fixed‑rate for the term of the debt.  We target a level of debt within a range of six to seven times our earnings before interest, taxes, depreciation and amortization.

The long-term debt we have issued as of December 31, 2015 is comprised, most significantly, of secured non-recourse borrowings with a weighted average loan-to-cost ratio of approximately 67% and approximately 61% of our investment portfolio serves as collateral for this long-term debt.  To date, our primary secured debt financing strategy has involved our STORE Master Funding secured debt program described below. To a lesser extent, we may also, from time to time, obtain fixed-rate non‑recourse mortgage financing from banks and insurance companies secured by specific property we pledge as collateral.  The remaining portfolio properties not serving as collateral for our secured debt, aggregating approximately $1.56 billion, are unencumbered and this unencumbered pool of properties provides us flexibility for future secured or unsecured borrowings or as substitute collateral for existing indebtedness.  During 2015, we received an investment-grade credit rating of BBB- from Fitch Ratings, Inc.,  positioning us to issue senior unsecured long-term debt, which we did for the first time in November 2015.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt.  As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility.  In July 2015, we refinanced debt that was scheduled to mature in August 2015 with $21.1 million in nonrecourse fixed-rate debt due in August 2025; the interest rate on the new debt is nearly one percentage point less than the rate on the maturing debt.  As of December 31, 2015, we had no significant near-term debt maturities, with just $23.1 million of balloon payments along with scheduled principal payments of $67.3 million due in the next three years.

We intend to continue to prudently raise debt capital through several different markets, including the asset‑backed and commercial mortgage‑backed securities markets, as well as the market for senior unsecured term debt financing. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different debt investors, thus increasing our access to a potentially larger pool of debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

Typically, we use our unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In September 2015, we expanded our $300 million unsecured revolving credit facility to $400 million. The amended facility, which includes an expanded accordion feature that allows the size of the facility to be increased up to $800 million, matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. This facility bears interest at a rate selected by us equal to either (1) one-month LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a leverage-based credit spread ranging from 0.35% to 1.15% and also includes a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time. At December 31, 2015, we had no amounts outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $1.56 billion, substantially all of which can serve as eligible unencumbered assets under the credit facility.  Covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly‑owned subsidiaries. We remain in compliance with these covenants.

As summarized below, just over half of our real estate investment portfolio serves as collateral for outstanding borrowings under our STORE Master Funding debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. The ABS notes are generally issued to institutional investors through the asset‑backed securities market. These ABS notes are issued in two classes, Class A and Class B. The Class A notes, which represent approximately 70% of the appraised value of the underlying real estate collateral, are currently rated A+ by Standard & Poor’s Ratings Services. The Class A notes generally require monthly payments of principal and interest with balloon payments due at their respective maturity dates, either seven or 10 years from the date of issuance. We have historically retained the Class B notes, which are subordinated to the Class A notes as to principal repayment. The Class B notes, currently rated BBB by Standard & Poor’s Ratings Services, aggregate $108.0 million in principal amount outstanding at December 31, 2015 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since these Class B notes are issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

The ABS notes outstanding at December 31, 2015 totaled $1.4 billion in Class A principal amount supported by a collateral pool valued at $2.1 billion representing 806 property locations operated by 175 customers.  The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the year ended December 31, 2015, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $73 million on cash collections of $161 million, which represents an overall ratio of cash collections to debt service of greater than 1.80 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio (as defined in the STORE Master Funding program documents) generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

To complement STORE Master Funding, we have recently received an investment-grade credit rating of BBB- from Fitch Ratings, Inc., providing us with the ability to also issue senior unsecured long-term debt, which we did for the first time in November 2015.  This inaugural issuance was a private placement of $175 million principal amount of investment-grade senior unsecured notes.  The notes were sold in two series consisting of $75 million of 4.95% Series A Notes due in November 2022 and $100 million of 5.24% Series B Notes due in November 2024. These fixed-rate notes require semi-annual payment of interest only until maturity.

From time to time, we may also obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to 10 years from the date of issuance. We generally obtain discrete secured borrowings from institutional commercial mortgage lenders, who subsequently securitize (that is, sell) the loans within the commercial mortgage‑backed securities, or CMBS, market. We have also occasionally used similar types of financing from insurance companies and commercial banks. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.

As of December 31, 2015, our aggregate secured and unsecured long‑term debt had an aggregate outstanding principal balance of $1.8 billion,  a weighted average maturity of 6.8 years and a weighted average interest rate of 4.7%.    The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2015:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,434	$2,089	$—	$2,089
Other mortgage notes payable	196	328	—	328
Unsecured term notes payable	175	—	—	—
Total long-term debt	1,805	2,417	—	2,417
Unsecured credit facility	—	—	—	—
Unencumbered real estate assets	—	1,082	481	1,563
	$1,805	$3,499	$481	$3,980

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

In June 2015, we completed a follow-on stock offering in which the Company issued and sold 11,562,500 shares of our common stock and STORE Holding sold 9,712,500 shares from its holdings of the Company’s common stock at a price to the public of $20.25 per share.  In December 2015, we completed another stock offering in which the Company issued and sold 14,000,000 shares of our common stock and STORE Holding sold 2,100,000 shares from its holdings of the Company’s common stock at a price to the public of $22.00 per share.  We generated approximately $521 million of net proceeds from these offerings which were used to pay down amounts then outstanding on our credit facility and to fund real estate acquisitions.  We do not receive any proceeds from shares sold by STORE Holding.  At December 31, 2015, there were 140,858,765 shares of our common stock outstanding, of which 70,336,144 shares were still held by STORE Holding, representing a 49.9% ownership.  Subsequent to December 31, 2015, STORE Holding sold 14,000,000 shares from its holdings of our common stock and now holds just under 40% of our outstanding common stock. These sales of our common stock by STORE Holding also serve to alter the composition of our Board of Directors; STORE Holding will vacate two of their board seats in early 2016 and reduce their board presence from five to three of our nine directors.

As shown in the following table, net cash provided by operating activities rose each year primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to make headway into our target market by identifying and acquiring real estate, primarily through sale‑leaseback transactions. Real estate investment activity was funded with a combination of cash from operations, proceeds from the issuance of debt and proceeds from the issuance of common stock. Our investing activities in the table below are shown net of cash proceeds from the sales of 13 properties in 2015 aggregating $38.7 million, 16 properties in 2014 aggregating $39.4 million and 17 properties in 2013 aggregating $40.7 million. We paid dividends to our stockholders totaling $107.9 million in 2015, $64.6 million in 2014 and $51.6 million in 2013. Dividends paid during 2015 include dividends paid in January of 2015 totaling $13.1 million which represented a pro-rated dividend for the period from the closing of our initial public offering, or IPO, through December 31, 2014. Our quarterly dividend was increased 8% during the third quarter of 2015 from an annualized $1.00 per common share to an annualized $1.08 per common share.  Cash for the increase in dividends between years resulted primarily from the increase in cash provided by our operations. Cash and cash equivalents totaled $67.1 million, $136.3 million and $61.8 million at December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$185,897	$108,106	$54,934
Net cash used in investing activities	(1,177,814)	(1,059,814)	(786,515)
Net cash provided by financing activities	922,719	1,026,207	728,643
Net (decrease) increase in cash and cash equivalents	(69,198)	74,499	(2,938)
Cash and cash equivalents, beginning of year	136,313	61,814	64,752
Cash and cash equivalents, end of year	$67,115	$136,313	$61,814

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

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The following table provides information with respect to our contractual commitments as of December 31, 2015, including any guaranteed or minimum commitments under contractual obligations.

		Payment Due by Period
					More than
		1 year	1 - 3 years	3 - 5 years	5 years
(In thousands)	Total	(2016)	(2017 - 2018)	(2019 - 2020)	(after 2020)
Credit facility (1)	$—	$—	$—	$—	$—
Long-term debt obligations (secured and unsecured):
Principal	1,805,474	28,131	62,269	547,614	1,167,460
Interest	540,843	84,724	164,426	137,255	154,438
Commitments to customers (2)	59,562	59,024	538	—	—
Corporate office operating lease obligations	836	326	510	—	—
Total	$2,406,715	$172,205	$227,743	$684,869	$1,321,898

(1)	We had no balances outstanding on our unsecured credit facility as of December 31, 2015.
(2)

Represents our commitments to fund improvements to real estate properties previously acquired; these construction improvement commitments are similar to property acquisitions as they will result in increases to rental revenue due under the related contracts.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2015 consolidated financial statements.

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

Share‑Based Compensation

Certain of our directors and key employees have been granted long‑term incentive awards, including restricted shares and stock units of our common stock and profits interests units issued by STORE Holding, which provide them with equity interests as an incentive to remain in our service and align executives’ interests with those of our equity holders. We estimate the fair value of restricted stock at the date of grant and recognize that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the restricted stock is based on the per‑share price of the common stock on the date of the grant. Prior to our IPO, the fair value was based on the per-share price of the common stock issued in our private equity offerings.  We estimate the fair value of the market-based restricted stock units granted to our executive officers using a Monte Carlo simulation model on the day of grant and recognize that amount on a tranche by tranche basis ratably over the vesting periods.

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

Results of Operations

Overview

As of December 31, 2015, our real estate investment portfolio had grown to approximately $4.0 billion, consisting of investments in 1,325 property locations in 46 states, operated by over 300 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets. Of our 1,325 property locations, only two were vacant and not subject to a lease as of December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended
	December 31,		Increase
(In thousands)	2015	2014	(Decrease)
Total revenues	$284,762	$190,441	$94,321
Expenses:
Interest	81,782	67,959	13,823
Transaction costs	1,156	2,804	(1,648)
Property costs	1,515	473	1,042
General and administrative	27,972	19,494	8,478
Depreciation and amortization	88,615	57,025	31,590
Provision for impairment of real estate	1,000	—	1,000
Total expenses	202,040	147,755	54,285
Income from continuing operations before income taxes	82,722	42,686	40,036
Income tax expense	274	180	94
Income from continuing operations	82,448	42,506	39,942
Income from discontinued operations	—	1,140	(1,140)
Income before gain on dispositions of real estate	82,448	43,646	38,802
Gain on dispositions of real estate	1,322	4,493	(3,171)
Net income	$83,770	$48,139	$35,631

Revenues

The increase in revenues year over year is driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. The weighted average real estate investment amounts outstanding during the years were $3.39 billion in 2015 and $2.24 billion in 2014. Our real estate investment portfolio grew from $2.8 billion in gross investment amount representing 947 properties at the end of 2014 to approximately $4.0 billion in gross investment amount representing 1,325 properties at December 31, 2015. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, the vast majority of the increase in revenues between years is related to recognizing revenue in 2015 on acquisitions that were made during the latter part of 2014 and early 2015.  Similarly, the full revenue impact of acquisitions made during 2015 will not be seen until 2016.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on their business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. During 2015, we experienced a small decrease in the weighted average lease rate achieved as compared to 2014 and, similar to our most recent experience, our expectations for the future include the possibility that we could see flat to a slight compression in lease rates. The weighted average initial real estate capitalization rate on the properties we acquired during 2015 (calculated as the initial annualized base rent divided by the purchase price of the properties) was 8.1% as compared to 8.3%  for properties acquired during 2014.

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

The following table summarizes our interest expense for the periods.

	For the Year Ended
	December 31,
(Dollars in thousands)	2015	2014
Interest expense - credit facilities (includes non-use fees)	$2,084	$3,084
Interest expense - long-term debt (secured and unsecured)	73,950	58,304
Capitalized interest	(759)	(575)
Amortization of deferred financing costs and other	6,507	7,146
Total interest expense	$81,782	$67,959
Credit facilities:
Average debt outstanding	$75,301	$79,519
Average interest rate (includes non-use fees)	2.8%	3.9%
Long-term debt (secured and unsecured):
Average debt outstanding	$1,555,143	$1,188,842
Average interest rate	4.8%	4.9%

The average amount of long-term debt outstanding was $1.56 billion during 2015, up from $1.19 billion in 2014 which is the primary driver for the increase in interest expense on long-term debt.  This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt. During 2015, our consolidated special purpose entities issued one series of STORE Master Funding net‑lease mortgage notes payable aggregating $365 million in principal amount with a weighted average interest rate of 4.06% and refinanced maturing secured debt with $21.1 million of traditional mortgage debt at an interest rate of 4.36%.  In addition, we completed our first issuance of senior unsecured long-term debt in November 2015.  This inaugural issuance was a private placement of an aggregate principal amount of $175 million of investment-grade senior unsecured notes with a weighted average rate of 5.12%.  At the end of 2015, we had $1.8 billion of outstanding long term debt with a weighted average interest rate of 4.7%.

The average debt outstanding on our credit facilities decreased slightly to $75.3 million in 2015 from $79.5 million in 2014 primarily due to the availability of net equity proceeds from our IPO that we used to make real estate investments during the first quarter of 2015.  The weighted average interest rate on our short-term borrowings, including non-use fees on undrawn amounts, was 2.8% in 2015, down from 3.9% in 2014.  During most of 2014, our two main secured credit facilities bore interest at a variable rate based on one‑month LIBOR plus a credit spread of 2.45% to 3.0%.  In September 2014, we replaced these two secured credit facilities with an unsecured credit facility that bore interest based on one‑month LIBOR plus a credit spread ranging from 1.75% to 2.50% using a leverage‑based scale. In September 2015, we amended the unsecured credit facility and it now bears interest based on one-month LIBOR plus a credit spread of 1.35% to 2.15% using a leverage-based scale. The LIBOR rate had been fairly stable since the beginning of 2014, with the one‑month LIBOR rate hovering between 0.15% and 0.17% during 2014 and between 0.17% and 0.22% during most of 2015; during the last two months of 2015 the one-month LIBOR rate rose to 0.43%.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented less than $1 million in both 2015 and 2014.  In addition, interest expense in 2014 includes the write off of $1.2 million in remaining unamortized deferred financing costs related to the two secured credit facilities that we replaced with our unsecured credit facility in September 2014.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs were capitalized as part of the investment in the property.  We  also occasionally acquire properties subject to an existing lease. Costs incurred on real estate transactions where we acquired properties that are subject to an existing lease were expensed to operations as incurred. Transaction costs expensed during the year ended December 31, 2015 totaled $1.2 million, as compared to $2.8 million incurred during 2014. Whether the real estate we acquire is subject to an existing lease or not determines how we account for the related transaction costs and, accordingly, may cause variability in the level of such costs expensed to operations from year to year.

Property Costs

Approximately 97% of our leases are triple-net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period where one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. The rise in property costs from 2014 to 2015 primarily related to property taxes, insurance and maintenance costs on properties that were vacant during a portion of 2015. As of December 31, 2015, only two of our properties were vacant and not subject to a lease and we have no scheduled lease maturities during 2016; we expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs in 2015 and 2014 is approximately $85,000 and $57,000, respectively, related to the amortization of ground lease interest intangibles. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $28.0 million for the year ended December 31, 2015 as compared to $19.5 million for 2014 with the increase being primarily due to the growth of our portfolio and related staff additions, and to the increased costs of being a public company since our IPO in November 2014. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased due to an increase in stock-based incentive compensation and to the addition of personnel to support the growth in our operations. Our employee base grew from 50 employees at December 31, 2014 to 60 employees as of December 31, 2015.  A portion of the increase in general and administrative expenses was due to costs related to being a public company, including the costs of public company governance and reporting and meeting other regulatory requirements. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $57.0 million for the year ended December 31, 2014 to $88.6 million for the year ended December 31, 2015.

Net Income

Our net income rose to $83.8 million for the year ended December 31, 2015 from the $48.1 million in net income reported in 2014. The increase in net income is primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income.

We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio. For the year ended December 31, 2015, net income includes a net gain of $0.3 million on the sale of 13 properties.  This net gain includes the impact of a $1.0 million provision for impairment of one property recognized in the first quarter of 2015; that property was sold later in 2015.  The cost of the properties sold during 2015 represented 1.5% of our total real estate investment portfolio at the beginning of the year. During the year ended December 31, 2014, we reported gains aggregating $5.5 million on the sale of 16 properties; the cost of these properties represented 2% of our real estate investment portfolio at the beginning of that year.  As discussed in Note 8 to the consolidated financial statements, we adopted Accounting Standards Update, or ASU, No. 2014‑08 effective as of the beginning of 2014. As a result of this new accounting guidance, during 2014, the gains on the sales of the three properties that were considered to be held for sale as of the end of 2013 are reported in income from discontinued operations and the remaining gains are reported separately below income from continuing operations.

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

Overview

As of December 31, 2014, our real estate investment portfolio totaled $2.8 billion, consisting of investments in 947 property locations in 46 states, operated by 226 customers in various industries. Approximately 96% of the real estate investment portfolio represented commercial real estate properties subject to long‑term leases, 4% represented mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represented loans receivable secured by our tenants’ other assets. All of our owned properties were subject to a lease as of December 31, 2014 and 2013.

Revenues

Revenues rose by 74.9% to $190.4 million for the year ended December 31, 2014 from $108.9 million for the year ended December 31, 2013, driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from $1.7 billion in gross investment amount representing 622 properties at December 31, 2013 to $2.8 billion in gross investment amount representing 947 properties at December 31, 2014. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period. The weighted average real estate investment amounts outstanding during the years were $2.24 billion in 2014 and $1.28 billion in 2013. The weighted average initial real estate capitalization rate on the properties we acquired during 2014 was 8.3% as compared to 8.5%  for properties acquired during 2013.

Interest Expense

The following table summarizes our interest expense for the years ended December 31, 2014 and 2013.

	For the Year Ended
	December 31,
(Dollars in thousands)	2014	2013
Interest expense - credit facilities (includes non-use fees)	$3,084	$3,344
Interest expense - secured long-term debt	58,304	31,650
Capitalized interest	(575)	—
Amortization of deferred financing costs and other	7,146	4,186
Total interest expense	$67,959	$39,180
Credit facilities:
Average debt outstanding	$79,519	$77,315
Average interest rate (includes non-use fees)	3.9%	4.3%
Long-term debt:
Average debt outstanding	$1,188,842	$629,181
Average interest rate	4.9%	5.0%

Interest expense increased to $68.0 million for the year ended December 31, 2014 from $39.2 million in 2013 due primarily to an increase in long‑term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. We funded the growth in our real estate investment portfolio with added equity and long‑term debt, using our short‑term credit facilities to temporarily finance properties we acquired until we had a sufficiently large and diverse pool of properties to issue long‑term fixed‑rate debt. The average amount of long-term debt outstanding was $1.19 billion during 2014, up significantly from $0.63 billion in 2013 which is the primary driver for the increase in interest expense on long-term debt.  This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt. During 2014, our consolidated special purpose entities issued one series of STORE Master Funding net‑lease mortgage notes payable aggregating $260 million in principal amount with a weighted average interest rate of 4.64%.  In addition, we added $52.7 million of traditional mortgage debt during 2014. The average debt outstanding on our credit facilities increased to $79.5 million in 2014 from $77.3 million in 2013. The weighted average interest rate on our short-term borrowings, including non-use fees on undrawn amounts, was 3.9% in 2014, down from 4.3% in 2013.  During these periods, our two main secured credit facilities bore interest at a variable rate based on one‑month LIBOR plus a credit spread of 2.45% to 3.0%.  In September 2014, we replaced these two secured credit facilities with an unsecured credit facility that bore interest based on one‑month LIBOR plus a credit spread ranging from 1.75% to 2.50% using a leverage‑based scale. The LIBOR rate was fairly stable during 2013 and 2014 at 0.2% or less.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented less than $1 million in 2014.  In addition, interest expense in 2014 includes the write off of $1.2 million in remaining unamortized deferred financing costs related to the two secured credit facilities that we replaced with our new unsecured credit facility in September 2014.

Transaction Costs

Transaction costs expensed during the year ended December 31, 2014 totaled $2.8 million and were just slightly higher than the $2.6 million incurred during 2013. Whether the real estate we acquire is subject to an existing lease or not determines how we account for the related transaction costs and, accordingly, may cause variability in the level of such costs expensed to operations from year to year.

General and Administrative Expenses

General and administrative costs totaled $19.5 million for the year ended December 31, 2014 as compared to  $14.1 million for 2013 primarily due to the growth of our portfolio and additions to our staff due to the growth in our operations. Expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Other costs, including the compensation paid to our real estate acquisition personnel, are based on the volume of real estate acquisitions made during the period; these costs were higher in 2014 than in 2013 because our acquisition volume was higher in 2014. Our number of employees grew by six during 2014; the added positions were primarily to expand our internal operating functions, increasing our compensation and employee benefits expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in proportion to the increase in the size of the real estate portfolio and, accordingly, such expense rose from $30.3 million for the year ended December 31, 2013 to $57.0 million for the year ended December 31, 2014.

Net Income

Our net income rose to $48.1 million for the year ended December 31, 2014 from the $26.3 million in net income reported in 2013. The increase in net income is primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income.  A portion of the increase in net income relates to an increase in gains from the sale of properties. We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio. We reported gains aggregating $5.5 million on the sale of 16 properties during the year ended December 31, 2014. During the year ended December 31, 2013, we reported gains aggregating $2.2 million (net of tax) on the sale of 17 properties. As discussed in Note 8 to the consolidated financial statements, we adopted ASU No. 2014‑08 effective as of the beginning of 2014. As a result of this new accounting guidance, during 2014, the gains on the sales of the three properties that were considered to be held for sale as of the end of 2013 are reported in income from discontinued operations and the remaining gains are reported separately below income from continuing operations. During the year ended December 31, 2013, all gains on sales of properties were reported, net of tax, in income from discontinued operations.

Non-GAAP Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles, or GAAP. We also disclose Funds from Operations, or FFO, and Adjusted Funds from Operations, or AFFO, both of which are non‑GAAP measures. We believe these two non‑GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as reported on a statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude additional non-cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation, as such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. Additionally, in deriving AFFO, we exclude transaction costs associated with acquiring real estate subject to existing leases. We view transaction costs to be a part of our investment in the real estate we acquire, similar to the treatment of acquisition and closing costs on our sale-leaseback transactions, which are capitalized as a part of the investment in the asset. We believe that transaction costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, we add back the portion expensed when computing AFFO.  As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability.  Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income	$83,770	$48,139	$26,313
Depreciation and amortization of real estate assets	88,257	56,722	30,692
Provision for impairment of real estate	1,000	—	—
Gain on dispositions of real estate	(1,322)	(5,478)	(2,162)
Funds from Operations	171,705	99,383	54,843
Adjustments:
Straight-line rental revenue, net	(2,018)	(2,402)	(1,421)
Transaction costs	1,156	2,804	2,643
Non-cash equity-based compensation	4,735	2,294	1,228
Non-cash interest expense	6,507	7,146	4,186
Amortization of lease-related intangibles and costs	1,390	651	260
Adjusted Funds from Operations	$183,475	$109,876	$61,739

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At December 31, 2015, substantially all of our outstanding long‑term debt carried a fixed interest rate and the weighted average debt maturity was approximately seven years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although the substantial majority of our debt is fixed-rate debt, we utilize credit facilities that are based on a variable rate.  During the year ended December 31, 2015, we had average daily outstanding borrowings of $75.3 million on our variable‑rate credit facility which currently bears interest based on one-month LIBOR plus a credit spread of 1.35% to 2.15% using a leverage-based scale. We monitor our market interest rate risk exposures using a sensitivity analysis.  Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates.  Based on the results of a sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for all of our variable‑rate debt was approximately $781,000, or less than 1% of net cash provided by operating activities for the year ended December 31, 2015. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  We do not use derivative instruments for trading or speculative purposes.  See Note 2 to our Consolidated Financial Statements for further information on derivatives.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

STORE Capital Corporation

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STORE Capital Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STORE Capital Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

STORE Capital Corporation

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). STORE Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, STORE Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STORE Capital Corporation  as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of STORE Capital Corporation and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 25, 2016

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Investments:
Real estate investments:
Land and improvements	$1,187,482	$843,843
Buildings and improvements	2,490,394	1,790,530
Intangible lease assets	88,724	60,184
Total real estate investments	3,766,600	2,694,557
Less accumulated depreciation and amortization	(184,182)	(98,671)
	3,582,418	2,595,886
Loans and direct financing receivables	213,342	111,354
Net investments	3,795,760	2,707,240
Cash and cash equivalents	67,115	136,313
Other assets	48,513	39,150
Total assets	$3,911,388	$2,882,703

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$—
Unsecured term notes payable, net	172,442	—
Non-recourse debt obligations of consolidated special purpose entities, net	1,597,505	1,253,242
Dividends payable	38,032	13,123
Accounts payable and accrued expenses	36,196	30,486
Other liabilities	7,420	3,168
Total liabilities	1,851,595	1,300,019
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 140,858,765 and 115,212,541 shares issued and outstanding, respectively	1,409	1,152
Capital in excess of par value	2,162,130	1,636,203
Distributions in excess of retained earnings	(103,453)	(54,405)
Accumulated other comprehensive loss	(293)	(266)
Total stockholders’ equity	2,059,793	1,582,684
Total liabilities and stockholders’ equity	$3,911,388	$2,882,703

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental revenues	$270,780	$181,972	$103,398
Interest income on loans and direct financing receivables	13,861	8,069	5,044
Other income	121	400	462
Total revenues	284,762	190,441	108,904
Expenses:
Interest	81,782	67,959	39,180
Transaction costs	1,156	2,804	2,643
Property costs	1,515	473	127
General and administrative	27,972	19,494	14,132
Depreciation and amortization	88,615	57,025	30,349
Provision for impairment of real estate	1,000	—	—
Total expenses	202,040	147,755	86,431
Income from continuing operations before income taxes	82,722	42,686	22,473
Income tax expense	274	180	155
Income from continuing operations	82,448	42,506	22,318
Income from discontinued operations, net of tax	—	1,140	3,995
Income before gain on dispositions of real estate	82,448	43,646	26,313
Gain on dispositions of real estate	1,322	4,493	—
Net income	$83,770	$48,139	$26,313
Net income per share of common stock—basic and diluted:
Continuing operations	$0.68	$0.59	$0.44
Discontinued operations	—	0.01	0.08
Net income	$0.68	$0.61	$0.52
Weighted average common shares outstanding:
Basic	122,180,650	78,454,599	49,893,667
Diluted	122,207,505	78,454,599	49,893,667

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$83,770	$48,139	$26,313
Other comprehensive (loss) income:
Change in unrealized losses on cash flow hedges	(333)	(457)	414
Cash flow hedge losses reclassified to interest expense	306	319	319
Total other comprehensive (loss) income	(27)	(138)	733
Total comprehensive income	$83,743	$48,001	$27,046

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share data)

	Series A					Distributions	Accumulated
	Cumulative				Capital in	in Excess of	Other	Total
	Preferred Stock		Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Par Value	Earnings	Loss	Equity
Balance at December 31, 2012	125	$—	42,247,753	$423	$503,462	$(6,110)	$(861)	$496,914
Net income	—	—	—	—	—	26,313	—	26,313
Other comprehensive income	—	—	—	—	—	—	733	733
Issuance of common stock	—	—	20,492,291	205	293,545	—	—	293,750
Equity-based compensation	—	—	226,876	2	1,221	—	—	1,223
Common dividends declared	—	—	—	—	—	(45,003)	—	(45,003)
Preferred dividends declared	—	—	—	—	—	(16)	—	(16)
Balance at December 31, 2013	125	—	62,966,920	630	798,228	(24,816)	(128)	773,914
Net income	—	—	—	—	—	48,139	—	48,139
Other comprehensive loss	—	—	—	—	—	—	(138)	(138)
Issuance of common stock, net of costs of $39,217	—	—	51,832,758	518	835,738	—	—	836,256
Equity-based compensation	—	—	412,863	4	2,317	2	—	2,323
Redemption of preferred stock	(125)	—	—	—	(80)	(45)	—	(125)
Common dividends declared	—	—	—	—	—	(77,671)	—	(77,671)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Balance at December 31, 2014	—	—	115,212,541	1,152	1,636,203	(54,405)	(266)	1,582,684
Net income	—	—	—	—	—	83,770	—	83,770
Other comprehensive loss	—	—	—	—	—	—	(27)	(27)
Issuance of common stock, net of costs of $20,680	—	—	25,562,500	256	521,204	—	—	521,460
Equity-based compensation	—	—	83,724	1	4,723	3	—	4,727
Common dividends declared	—	—	—	—	—	(132,821)	—	(132,821)
Balance at December 31, 2015	—	$—	140,858,765	$1,409	$2,162,130	$(103,453)	$(293)	$2,059,793

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$83,770	$48,139	$26,313
Adjustments to net income:
Depreciation and amortization	88,615	57,025	30,924
Provision for impairment of real estate	1,000	—	—
Amortization of deferred financing costs and other noncash interest expense	6,507	7,146	4,186
Amortization of equity-based compensation	4,735	2,294	1,228
Gain on dispositions of real estate	(1,322)	(5,478)	(3,147)
Noncash revenue and other	135	(1,113)	(1,162)
Changes in operating assets and liabilities:
Other assets	(4,908)	1,105	(15,646)
Accounts payable and other liabilities	7,365	(1,012)	12,238
Net cash provided by operating activities	185,897	108,106	54,934
Investing activities
Acquisition of and additions to real estate	(1,114,641)	(1,044,339)	(788,462)
Investment in loans and direct financing receivables	(107,395)	(52,636)	(33,647)
Collections of principal on loans and direct financing receivables	5,356	6,206	238
Proceeds from dispositions of real estate	38,671	39,352	40,661
Transfers from (to) restricted deposits	195	(8,397)	(5,305)
Net cash used in investing activities	(1,177,814)	(1,059,814)	(786,515)
Financing activities
Borrowings under credit facilities	651,000	590,080	359,500
Repayments under credit facilities	(651,000)	(590,080)	(520,162)
Borrowings under unsecured term notes payable	175,000	—	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	385,965	286,089	679,848
Repayments under non-recourse debt obligations of consolidated special purpose entities	(39,147)	(20,621)	(9,755)
Financing costs paid	(12,608)	(11,624)	(22,942)
Proceeds from the issuance of common stock	542,142	875,476	293,751
Offering costs paid	(20,721)	(38,426)	—
Dividends paid	(107,912)	(64,562)	(51,597)
Redemption of preferred stock	—	(125)	—
Net cash provided by financing activities	922,719	1,026,207	728,643
Net (decrease) increase in cash and cash equivalents	(69,198)	74,499	(2,938)
Cash and cash equivalents, beginning of year	136,313	61,814	64,752
Cash and cash equivalents, end of year	$67,115	$136,313	$61,814

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvement advances included in real estate investments	$15,924	$12,081	$—
Acquisition of collateral property securing a mortgage note receivable	—	1,939	7,875
Non-recourse debt obligations assumed in conjunction with acquisition of property	—	27,457	14,911
Accrued financing costs	15	157	—
Accrued offering costs	750	791	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$73,636	$60,431	$33,972
Cash paid during the period for income and franchise taxes	1,005	674	1,601

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2015

1. Organization

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

On November 21, 2014, the Company completed the initial public offering (IPO) of its common stock.  The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.  The Company was originally formed as a wholly-owned subsidiary of STORE Holding Company, LLC (STORE Holding), a Delaware limited liability company. In March 2015, STORE Holding redeemed all of its Series A membership interests that were held by members of the Company’s board and senior management through the distribution of common shares of the Company to those members. Following this redemption, the voting interests of STORE Holding are entirely owned by entities managed by a global investment management firm. At December 31, 2015, there were 140,858,765 shares of the Company’s common stock outstanding, of which 70,336,144 shares were still held by STORE Holding, representing a 49.9% ownership of the Company.  On February 1, 2016, STORE Holding sold 14,000,000 shares from its holdings of the Company’s common stock and now holds just under 40% of the Company’s outstanding common stock.

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

Certain of the Company’s wholly‑owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2015 and 2014, assets totaling $3.4 billion and $2.5 billion, respectively, were held and third‑party liabilities totaling $1.6 billion and $1.3 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.  During the quarter ended December 31, 2015, the Company elected to early adopt Accounting Standards Update (ASU) 2015-03 described below in “Recent Accounting Pronouncements.” Under this new guidance, capitalized deferred financing costs, previously recorded in other assets on the consolidated balance sheet, are now presented as a deduction to the corresponding debt liability to which these costs relate and this presentation is retrospectively applied to prior periods.  In accordance with ASU 2015-15, also described below, the deferred financing costs related to the establishment of the Company’s revolving credit facility will continue to be presented in deferred costs and are included in other assets on the Company’s consolidated balance sheet.  As of December 31, 2014, unamortized deferred financing costs of approximately $30.9 million previously presented in other assets on the consolidated balance sheet are now included as a reduction in non-recourse debt obligations on the consolidated balance sheet (Note 4).

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

The Company’s real estate portfolio is depreciated using the straight‑line method over the estimated remaining useful life of the properties, which generally ranges from 30 to 40 years for buildings and is generally 15 years for land improvements. Properties classified as held for sale are recorded at the lower of their carrying value or their fair value, less anticipated closing costs. Any properties classified as held for sale are not depreciated.

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

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $9.5 million and $4.7 million of accrued straight‑line rental revenue, net of allowances of $3.4 million and $1.7 million, at December 31, 2015 and 2014, respectively, which were included in other assets on the consolidated balance sheets. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2015 and 2014, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at December 31, 2015 and 2014.

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

Restricted Cash and Escrow Deposits

The Company had $16.3 million and $15.4 million of restricted cash and deposits in escrow at December 31, 2015 and 2014, respectively, which were included in other assets on the consolidated balance sheets.

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective interest method and are reported as a reduction of the related debt balance on the consolidated balance sheets (see Recent Accounting Pronouncements). Deferred financing costs related to the establishment of the Company's credit facility are deferred and amortized to interest expense over the term of the credit facility and are included in other assets on the consolidated balance sheets.

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

As of December 31, 2015, the Company had entered into two interest rate swap agreements with current notional amounts of $12.4 million and $6.5 million that were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due 2019 (Note 4).

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

The Company estimates the fair value of restricted stock awards at the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the restricted stock is based on the per‑share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per-share price of the common stock issued in the Company’s private equity offerings.

The Company values the restricted stock units, which contain both a market condition and a service condition, awarded to its executive officers using a Monte Carlo simulation model on the date of grant and recognizes that amount in general and administrative expense on a tranche by tranche basis ratably over the vesting periods.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax; however, it is still subject to state and local income taxes and to federal income and excise tax on its undistributed income. STORE Investment Corporation is the Company’s wholly‑owned taxable REIT subsidiary created to engage in non‑qualifying REIT activities. The taxable REIT subsidiary is subject to federal, state and local income taxes.

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

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$83,770	$48,139	$26,313
Less: preferred stock dividends	—	(59)	(16)
Net income attributable to common stockholders	83,770	48,080	26,297
Less: earnings attributable to unvested restricted shares	(598)	(500)	(294)
Net income used in basic and diluted income per share	$83,172	$47,580	$26,003
Denominator:
Weighted average common shares outstanding	122,759,666	78,924,475	50,216,017
Less: Weighted average number of shares of unvested restricted stock	(579,016)	(469,876)	(322,350)
Weighted average shares outstanding used in basic income per share	122,180,650	78,454,599	49,893,667
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	26,855	—	—
Weighted average shares outstanding used in diluted income per share	122,207,505	78,454,599	49,893,667

(a)

For the years ended December 31, 2015, 2014 and 2013 excludes 200,104 shares, 89,625 shares and 43,654 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or the U.S. Securities and Exchange Commission (SEC). The Company adopts the new pronouncements as of the specified effective date. When permitted, the Company may elect to early adopt the new pronouncements. Unless otherwise discussed, these new accounting pronouncements include technical corrections to existing guidance or introduce new guidance related to specialized industries or entities and therefore will have minimal, if any, impact on the Company’s financial position or results of operations upon adoption.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles‑based approach for accounting for revenue from contracts with customers. Lease contracts covered by Topic 840, Leases, are excluded from the scope of this new guidance. During 2015 various amendments were made and this standard will be effective for annual reporting periods beginning after December 15, 2017, early adoption is permitted but only as of an annual reporting period beginning after December 15, 2016.  As leases are excluded from this guidance, the Company does not anticipate this standard to have a material impact on its financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.  This guidance requires debt issuance costs to be presented as a deduction from the corresponding debt liability and, therefore, makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums.  This new standard is effective for public companies for annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Upon adoption, the new guidance is required to be applied retrospectively.  The Company early adopted the provisions of ASU 2015-03 beginning with the quarter ended December 31, 2015 and has applied the provisions retrospectively. The adoption of the standard did not have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that an entity may present debt issuance costs on line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Upon the early adoption of ASU 2015-03 discussed above, the Company applied the provisions of ASU 2015-15 to the capitalized deferred financing costs related to its credit facility. The adoption of the standard did not have a material impact on the Company’s financial statements.

The FASB is expected to issue an ASU related to Topic 840, Leases in the first quarter of 2016. This ASU will amend the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This ASU is expected to be effective beginning in the first quarter of 2019 with early adoption permitted. The new standard is expected to require a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We will evaluate the impact of adopting this standard on our consolidated financial statements once the ASU has been issued.

3. Investments

At December 31, 2015, STORE Capital had investments in 1,325 property locations representing 1,296 owned properties (of which 28 are accounted for as direct financing receivables), 14 ground lease interests and 15 properties which secure mortgage loans. The gross investment portfolio totaled $3.98 billion at December 31, 2015 and consisted of the gross acquisition cost of the real estate investments totaling $3.77 billion and loans and direct financing receivables with an aggregate carrying amount of $213.3 million.  As of December 31, 2015, a substantial portion of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During 2013, 2014 and 2015, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2012	371	$911,704
Acquisition of and additions to real estate (b)	267	811,248
Investment in loans and direct financing receivables	2	33,647
Sales of real estate	(17)	(37,867)
Principal collections on loans and direct financing receivables(b)	(1)	(8,113)
Other		(67)
Gross investments, December 31, 2013	622	1,710,552
Acquisition of and additions to real estate (c)(d)	328	1,085,816
Investment in loans and direct financing receivables	15	52,636
Sales of real estate	(16)	(34,768)
Principal collections on loans and direct financing receivables (c)	(2)	(8,145)
Other		(180)
Gross investments, December 31, 2014	947	2,805,911
Acquisition of and additions to real estate (d)(e)	364	1,114,722
Investment in loans and direct financing receivables	30	107,395
Sales of real estate	(13)	(40,774)
Principal collections on loans and direct financing receivables	(2)	(5,356)
Provision for impairment of real estate		(1,000)
Other	(1)	(956)
Gross investments, December 31, 2015		3,979,942
Less accumulated depreciation and amortization		(184,182)
Net investments, December 31, 2015	1,325	$3,795,760

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	One loan receivable was repaid in full through a $7.9 million non‑cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.
(c)	One mortgage loan receivable was repaid in full through a $1.9 million non‑cash transaction in which the Company acquired the two underlying mortgaged properties and leased them back to the borrower.
(d)	Includes $0.6 million during 2014 and $0.8 million during 2015 of interest capitalized to properties under construction.
(e)	Excludes $15.8 million of tenant improvement advances disbursed in 2015 which were accrued as of December 31, 2014.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of December 31, 2015 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	633	$1,013,340	25%
Industrial	95	500,816	13
Movie theaters	36	298,454	8
Health clubs	51	287,130	7
Early childhood education centers	133	261,628	7
Furniture stores	26	166,594	4
Sporting goods and hobby stores	16	131,585	3
Home furnishings stores	18	81,859	2
All other service industries	258	1,005,465	25
All other retail industries	59	233,071	6
	1,325	$3,979,942	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to over 300 customers geographically dispersed throughout 46 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2015. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at December 31, 2015, with the largest customer representing less than 3% of the total investment portfolio. On an annualized basis, the largest customer also represented less than 3% of the Company’s annualized investment portfolio revenues as of December 31, 2015. The Company’s customers operate their businesses across more than 300 concepts and the largest of these concepts represented 3% of the Company’s annualized total investment portfolio revenues as of December 31, 2015.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2015	2014
In-place lease assets	$58,403	$47,359
Ground lease interest assets	20,048	7,299
Above-market lease assets	10,273	5,526
Total intangible lease assets	88,724	60,184
Accumulated amortization	(12,038)	(6,006)
Net intangible lease assets	$76,686	$54,178

During the years ended December 31, 2015, 2014 and 2013, aggregate lease intangible amortization included in expense was $5.9 million, $4.0 million and $1.3 million, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $1.1 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

Based on the balance of intangible lease assets as of December 31, 2015, the aggregate amortization expense for the next five years is expected to be $6.2 million in 2016, $6.1 million in 2017, $5.9 million in 2018, $5.7 million in 2019, and $5.1 million in 2020, and the amount expected to be amortized as a decrease to rental revenue is $1.2 million for each of the next five years.  The weighted average remaining amortization period is approximately ten years for the in‑place lease intangibles, approximately 47 years for the amortizing ground lease interests and approximately eight years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2015 was approximately 14 years. Substantially all of the leases are triple‑net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties. At December 31, 2015, two of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases at December 31, 2015, are as follows (in thousands):

2016	$314,265
2017	314,605
2018	314,699
2019	314,763
2020	313,047
Thereafter	3,031,799
Total future minimum rentals	$4,603,178

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At December 31, 2015, the Company held 17 loans receivable with an aggregate carrying amount of $101.4 million. Thirteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. The four other loans are primarily loans secured by a tenant’s equipment.  Four of the mortgage loans are shorter-term loans (mature within the next five years) that require either monthly interest-only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity.  The remaining mortgage loans receivable require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The other loans generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

			Amount Outstanding
	Stated Interest	Maturity	December 31,
Type	Rate	Date	2015	2014
Mortgage loan receivable	8.50%		$—	$4,300
Mortgage loan receivable	9.09%	Jan. 2017	2,781	1,933
Mortgage loan receivable	10.00%	Dec. 2017	1,000	—
Mortgage loan receivable	8.50%	Jan. 2018	134	—
Mortgage loan receivable	7.80%	Dec. 2020	2,000	—
Mortgage loan receivable	8.35%	Jan. 2028	3,761	3,775
Mortgage loan receivable	8.75%	Jul. 2032	23,900	23,998
Mortgage loan receivable	9.00%	Mar. 2053	14,543	14,595
Mortgage loan receivable	8.75%	Jun. 2053	6,336	6,357
Mortgage loan receivable	8.50%	Jun. 2053	6,737	6,697
Mortgage loan receivable	8.25%	Aug. 2053	3,325	3,337
Mortgage loans receivable (a)	8.50%	Feb. 2055	28,435	—
Mortgage loan receivable	7.50%	Dec. 2055	3,086	—
Total mortgage loans receivable			96,038	64,992
Equipment loan receivable	10.00%		—	94
Equipment loan receivable	7.75%	Mar. 2017	3,063	—
Equipment loan receivable	8.75%	May 2022	642	—
Equipment loan receivable	7.00%	Aug. 2023	244	—
Other loan receivable	9.00%	Nov. 2020	250	—
Total principal amount outstanding—loans receivable			100,237	65,086
Unamortized loan origination costs			1,190	497
Direct financing receivables			111,915	45,771
Total loans and direct financing receivables			$213,342	$111,354

(a)

Represents two mortgage loans receivable secured by a single property.  The loans have an initial interest rate of 8.50% and are subject to increases over the term of the loans.  The loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.

The mortgage loans receivable generally allow for prepayments in whole, but not in part, without penalty or with penalties generally ranging from 1% to 5%, depending on the timing of the prepayment, except as noted above. All other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled	Balloon	Total
	Principal	Payments	Payments
2016	$357	$—	$357
2017	466	6,844	7,310
2018	639	134	773
2019	695	—	695
2020	746	1,901	2,647
Thereafter	64,586	23,869	88,455
Total principal payments	$67,489	$32,748	$100,237

As of December 31, 2015 and 2014, the Company had $111.9 million and $45.8 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	2015	2014
Minimum lease payments receivable	$284,287	$119,552
Estimated residual value of leased assets	13,374	4,553
Unearned income	(185,746)	(78,334)
Net investment	$111,915	$45,771

As of December 31, 2015, the average future minimum lease payments to be received under the direct financing lease receivables for each of the next five years is expected to be $10.6 million.

4. Debt

Credit Facility

In September 2015, the Company expanded its $300 million unsecured revolving credit facility with a group of lenders to $400 million.  The facility is used to partially fund real estate acquisitions pending the issuance of long‑term, fixed‑rate debt.

The amended facility, which includes an expanded accordion feature that allows the size of the facility to be increased up to $800 million, matures in September 2019 and includes a one‑year extension option subject to certain conditions and the payment of a 0.15% extension fee. The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC (SCA), one of the Company’s direct wholly‑owned subsidiaries. Borrowings under this facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The credit spread used is based on the Company’s leverage ratio as defined in the credit agreement; based on the recent leverage ratio calculations, borrowings under the facility made on or after December 1, 2015 bear interest at LIBOR plus 1.55%. The Company must also pay a non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding.  Previous to the amendment, borrowings under this facility required monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus a credit spread ranging from 1.75% to 2.50%, or (2) the Base Rate plus a credit spread ranging from 0.75% to 1.50%.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At December 31, 2015, the Company had no borrowings outstanding and a pool of unencumbered assets aggregating approximately $1.56 billion, most of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the revolving credit facility including a maximum total leverage ratio of 65%, a  minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1 billion plus 75% of any additional equity raised after September 2015,  a maximum dividend payout ratio limited to 95% of Funds from Operations and a maximum unsecured debt leverage ratio of 50%, all as defined in the credit agreement. As of December 31, 2015, the Company was in compliance with these covenants.

On April 8, 2015, the Company entered into a $50 million unsecured loan facility with a bank as a temporary supplement to borrowing capacity under its unsecured revolving credit facility.  This loan facility was subject to the same borrowing limitations and covenants as the unsecured revolving credit facility discussed above.  This facility expired in accordance with its terms in July 2015.

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

At December 31, 2015 and 2014, unamortized financing costs related to the Company’s credit facilities totaled $3.2 million and $2.4 million, respectively.

Unsecured Term Notes Payable

In November 2015, the Company entered into a Note Purchase Agreement (NPA) with a group of institutional purchasers that provided for the private placement of an aggregate of $175 million of senior unsecured notes (the Notes), of which $75 million was designated as 4.95% Senior Notes, Series A due November 2022 and $100 million was designated as 5.24% Senior Notes, Series B due November 2024.  Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPA) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an Applicable Credit Rating that is an investment grade credit rating. The Company may prepay at any time all, or from time to time any part of, any series of Notes, in an amount not less than 5% of the aggregate principal amount of any series of Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPA).  The Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by SCA.

The NPA contains a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above, including the maximum total leverage ratio, the minimum EBITDA to fixed charges ratio and the minimum consolidated net worth amount, as well as a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio and a minimum interest coverage ratio on unsecured debt.  Subject to the terms of the NPA and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2015, the Company was in compliance with its covenants under the NPA.

Non‑Recourse Debt Obligations of Consolidated Special Purpose Entities

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $108 million at December 31, 2015.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium. As of December 31, 2015, the aggregate collateral pool securing the net‑lease mortgage notes is comprised primarily of single tenant commercial real estate properties with an aggregate investment amount of approximately $2.1 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their owned real estate properties with traditional first mortgage debt. The notes require monthly principal and interest payments with balloon payments at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate gross investment amount of approximately $328 million at December 31, 2015.

The mortgage notes payable, which are obligations of consolidated special purpose entities as described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants. As of December 31, 2015, the Company had one variable-rate mortgage note (outstanding principal balance of $18.9 million) which had effectively been converted to a fixed-rate note through the use of two interest rate swaps. The Company has an agreement with the counterparty to the interest rate swaps which contains a provision that, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its interest rate swap obligations. As of December 31, 2015, the termination value of the Company’s derivatives was a liability position of $327,000 which includes accrued interest but excludes any adjustment for nonperformance risk.

The Company’s long-term debt obligations are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		December 31,
	Date	Rate		2015	2014
Unsecured term notes payable:
$75,000 Series A	Nov. 2022	4.95%		$75,000	$—
$100,000 Series B	Nov. 2024	5.24%		100,000	—
Total unsecured term notes				175,000	—
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A	Aug. 2019	5.77%		204,218	207,503
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		143,361	145,876
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		103,046	104,740
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		74,568	75,767
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		119,050	119,650
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		94,683	—
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		97,486	99,196
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		93,415	94,951
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		96,841	98,398
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		138,892	139,592
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		269,100	—
Total non-recourse net-lease mortgage notes				1,434,660	1,085,673
Non-recourse mortgage notes payable:
$21,443 note issued July 2005; assumed in June 2014	Aug. 2015	5.26%		—	18,956
$4,000 note issued August 2006 (a)	Sept. 2016	6.33	% (a)	3,208	3,326
$3,800 note issued September 2006 (b)	Oct. 2016	6.47	% (b)	3,454	3,512
$7,088 note issued April 2007 (c)	May 2017	6.00	% (c)	6,569	6,676
$4,400 note issued August 2007 (d)	Sept. 2017	6.7665	% (d)	3,700	3,807
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		7,242	7,511
$20,530 note issued December 2011 and amended February 2012	Jan. 2019	5.275	% (e)	18,851	19,317
$6,500 note issued December 2012	Dec. 2019	4.806%		6,057	6,207
$2,956 note issued June 2013	Jun. 2020	3.243	% (f)	2,744	2,827
$16,100 note issued February 2014	Mar. 2021	4.83%		15,516	15,857
$13,000 note issued May 2012	May 2022	5.195%		12,038	12,326
$14,950 note issued July 2012	Aug. 2022	4.95%		13,507	13,863
$26,000 note issued August 2012	Sept. 2022	5.05%		24,229	24,805
$6,400 note issued November 2012	Dec. 2022	4.707%		5,980	6,127
$11,895 note issued March 2013	Apr. 2023	4.7315%		11,210	11,478
$17,500 note issued August 2013	Sept. 2023	5.46%		16,744	17,091
$10,075 note issued March 2014	Apr. 2024	5.10%		9,841	9,984
$21,125 note issued July 2015	Aug. 2025	4.36%		21,125	—
$7,750 note issued February 2013	Mar. 2038	4.81	% (g)	7,295	7,468
$6,944 notes issued March 2013	Apr. 2038	4.50	% (h)	6,504	6,684
Total non-recourse mortgage notes payable				195,814	197,822
Total non-recourse debt obligations of consolidated special purpose entities				1,630,474	1,283,495
Total long-term debt obligations				1,805,474	1,283,495
Unamortized net premium				27	656
Unamortized deferred financing costs				(35,554)	(30,909)
Total long-term debt obligations, net				$1,769,947	$1,253,242

(a)	Note was assumed in July 2012 at a premium; estimated effective yield at assumption of 5.15%.
(b)	Note was assumed in April 2014 at a premium; estimated effective yield at assumption of 3.88%.
(c)	Note was assumed in December 2013 at a premium; estimated effective yield at assumption of 4.45%.
(d)	Note was assumed in September 2014 at a premium; estimated effective yield at assumption of 3.40%.
(e)

Note is a variable‑rate note which resets monthly at 1‑month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $12.4 million portion and a $6.5 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(f)	Note is a variable‑rate note which resets monthly at 1‑month LIBOR + 3.00%; rate shown is effective rate at December 31, 2015.
(g)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(h)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

As of December 31, 2015, the scheduled maturities, including balloon payments, on the long-term debt obligations during the next five years and thereafter are as follows (in thousands):

	Scheduled	Balloon
	Principal	Payments	Total
2016	$21,581	$6,550	$28,131
2017	22,449	9,921	32,370
2018	23,234	6,665	29,899
2019	21,945	213,539	235,484
2020	16,136	295,994	312,130
Thereafter	45,173	1,122,287	1,167,460
	$150,518	$1,654,956	$1,805,474

5. Income Taxes

The Company’s total current income tax expense from continuing operations was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Federal income tax	$—	$—	$—
State income tax	274	180	155
Total current income tax expense	$274	$180	$155

During 2013, $853,000 of federal income tax and $132,000 of state income tax, were attributable to discontinued operations (Note 8) of the Company’s taxable REIT subsidiary. There was no current income tax expense attributable to discontinued operations for the year ended December 31, 2014. The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2015, 2014 and 2013.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2011 and tax returns filed for 2012 through 2014 remain subject to examination. The Company has net operating loss carryforwards (NOLs) for income tax purposes of $1.5 million at December 31, 2015, 2014 and 2013. These losses are available to reduce future REIT taxable income until they expire in 2031.  At this time, the Company does not believe it is likely it will use the NOLs to reduce future taxable income; therefore, any deferred tax asset associated with such NOLs has been fully reserved.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2015 and 2014, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2015 and 2014.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2015	2014	2013
Ordinary income dividends	$0.8714	$0.7771	$0.6627
Capital gain dividends	—	0.0561	—
Return of capital	0.0125	0.0427	0.2555
Total	$0.8839	$0.8759	$0.9182

6. Stockholders’ Equity

On March 30, 2015, STORE Holding redeemed all of its Series A membership interests that were held by members of the Company’s board and senior management through the distribution of 653,382 shares of common stock of the Company to those members. In June and December 2015, the Company completed stock offerings in which the Company issued and sold an aggregate of 25,562,500 shares of common stock and STORE Holding sold an aggregate of 11,812,500 shares from its holdings of the Company’s common stock.  The Company received proceeds totaling $521 million, net of underwriters’ discount and offering expenses, in connection with these offerings.  On December 31, 2015, there were 140,858,765 shares of common stock outstanding, including 70,336,144 shares held by STORE Holding and 869,239 shares granted under the Company’s long-term incentive plans (Note 7).  STORE Holding held 82,802,026 common shares at December 31, 2014.

The Company declared dividends payable to common stockholders totaling $132.8 million, $77.7 million and $45.0 million during the years ended December 31, 2015, 2014 and 2013, respectively.

In November 2014, the Company’s board of directors declared a 1.67‑for‑one split of its common stock effected through a dividend to its stockholders. The stock dividend was treated as a stock split for accounting purposes; the $0.01 par value of the common stock was unchanged. All historical common share data, per share amounts and related information was adjusted retroactively to reflect the effect of the stock split.

The Company issued 125 shares of 12.5% Series A Cumulative Non‑Voting Preferred Stock (Preferred Stock) at a price of $1,000 per share on January 6, 2012. On November 21, 2014, immediately following the closing of its IPO, the Company elected to redeem all 125 shares of its Preferred Stock for a redemption price of $1,000 per share plus accrued and unpaid dividends.  During the years ended December 31, 2014 and 2013, the Company paid dividends on the Preferred Stock of $14,000 and $16,000, respectively.

7. Long‑Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the 2015 Plan), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. The 2015 Plan allows for awards of restricted shares of the Company’s common stock and other awards and performance‑based grants to officers, directors and key employees of the Company. As of December 31, 2015, 6,468,110 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long‑Term Incentive Plan (the 2012 Plan) which permits the issuance of up to 1,035,400 shares of common stock. The 2012 Plan allows for awards of restricted shares of the Company’s common stock and other awards and performance‑based grants to officers, directors and key employees of the Company. As of December 31, 2015, 252,907 shares remain available for grant under the 2012 Plan.

The following table summarizes the restricted stock award (RSA) activity under both the 2015 and 2012 Plans:

	2015		2014		2013
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	655,906	$16.00	336,203	$13.59	145,776	$11.98
Shares granted	86,746	$22.96	416,403	$17.35	228,804	$14.37
Shares vested	(161,979)	$14.13	(93,160)	$13.44	(36,449)	$11.98
Shares forfeited	(3,022)	$14.37	(3,540)	$14.30	(1,928)	$14.14
Outstanding non-vested shares, end of year	577,651	$17.58	655,906	$16.00	336,203	$13.59

(1)	Grant date fair value

The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per‑share market closing price of the Company’s common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per-share price of the common stock issued in the Company’s private equity offerings. Generally, restricted shares granted vest in 25% increments in February of each year. Certain directors receive annual grants that vest at the end of each term served. Due to a historically low turnover rate, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2012 and 2015 Plans, the Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest.

In March 2015, the Company issued 348,220 restricted stock units (RSUs) with both a market condition and a service condition to its executive officers.  The number of common shares to be received at vesting will range from zero to 100% of the total RSUs granted based on total shareholder return (TSR) on the Company’s common stock measured against the benchmark TSR of a peer group over a three-year performance period ending December 31, 2017. The TSR is a measure of stock price appreciation plus dividends paid during the measurement period.  To the extent market and service conditions are met, the RSUs vest 50% at the end of 2017 and, subject to continued employment, 50% at the end of 2018. The Company valued the RSUs using a Monte Carlo simulation model on the date of grant which resulted in a grant date fair value of $4.4 million which is amortized to expense on a tranche by tranche basis ratably over the vesting periods. The Monte Carlo simulation was computed based on a volatility assumption of 23.51%, a risk-free interest rate of 0.84% and a dividend yield of zero. The RSUs accrue dividend equivalents which are paid only if the award vests. At December 31, 2015, there were 348,220 RSUs outstanding.

Compensation expense for equity‑based payments totaled $4.7 million, $2.3 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expenses. At December 31, 2015, STORE Capital had $10.5 million of unrecognized compensation cost related to non‑vested equity‑based compensation arrangements which will be recognized through February 2019.

8. Income from Discontinued Operations

Periodically, the Company may sell real estate properties it owns. Effective January 1, 2014, the Company adopted ASU No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, under which only disposals representing a strategic shift in operations of the Company and that have (or will have) a major effect on the Company’s operations and financial results are to be presented as discontinued operations. The Company was required to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively; therefore, the gains and losses from these property dispositions and all operations from these properties were reclassified to discontinued operations, net of any related income tax, in the consolidated statements of income. This presentation had no impact on net income or cash flow. The Company did not classify any additional property disposals as discontinued operations subsequent to December 31, 2013.

Amounts reclassified to discontinued operations are summarized below (in thousands):

	Year ended December 31,
	2014	2013
Revenues	$157	$2,425
Expenses:
General and administrative	2	17
Depreciation and amortization	—	575
Total expenses	2	592
Income from discontinued real estate investments	155	1,833
Gain on the dispositions of real estate investments	985	3,147
Income tax expense	—	(985)
Income from discontinued operations, net of tax	$1,140	$3,995

9. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2015, the Company had commitments to its customers to fund improvements to owned real estate properties totaling approximately $59.6 million which will generally result in increases to the rental revenue due under the related contracts.

The Company entered into a lease agreement with an unrelated third party for its corporate office space that will expire in June 2018. During the years ended December 31, 2015, 2014 and 2013, total rent expense was $270,000,  $252,000 and $220,000, respectively.  At December 31, 2015, the Company’s future minimum rental commitments under all noncancelable operating leases was approximately $326,000 in 2016, $339,000 in 2017 and $171,000 in 2018.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed at least six consecutive months of service or, if earlier, one year of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $265,000 in 2015, $258,000 in 2014 and $160,000 in 2013.

10. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2015 and 2014, the fair value of the Company’s derivative instruments (interest rate swaps) was a liability of $293,000 and $266,000, respectively, included in other liabilities on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2015 and 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying value approximates their fair value include cash and cash equivalents, restricted cash and escrow deposits, accounts receivable, accounts payable and tenant deposits. Generally these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. Additionally, the Company believes the carrying value of its fixed‑rate loans receivable approximates fair value based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair value of the Company’s long-term debt obligations has been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. At December 31, 2015, the Company’s long-term debt obligations had a carrying value of $1,769.9 million and an estimated fair value of $1,820.7 million. At December 31, 2014, the Company’s long-term debt obligations had a carrying value of $1,253.2 million and an estimated fair value of $1,349.0 million.

11. Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited consolidated quarterly financial information for 2015 and 2014. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share (amounts in thousands, except per-share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenues	$61,459	$68,900	$74,791	$79,612	$284,762
Income from continuing operations (a)	17,066	18,439	22,311	24,632	82,448
Net income	17,066	19,634	22,998	24,072	83,770
Basic and diluted income per common share:
Continuing operations	0.15	0.17	0.18	0.18	0.68
Net income	0.15	0.17	0.18	0.18	0.68
Cash dividends declared per common share	0.2500	0.2500	0.2700	0.2700	1.0400

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Revenues	$39,329	$45,022	$50,928	$55,162	$190,441
Income from continuing operations (a)	8,693	9,035	10,622	14,156	42,506
Net income	9,539	10,422	10,755	17,423	48,139
Basic and diluted income per common share:
Continuing operations	0.14	0.14	0.13	0.18	0.59
Net income	0.15	0.15	0.13	0.18	0.61
Cash dividends declared per common share	0.2395	0.2455	0.2870	0.2178	0.9898

(a)	Excludes gains on dispositions of real estate which are included in continuing operations for purposes of calculating per share amounts.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)  under the Exchange Act) for the Company.  Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO).  Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (2016 Proxy Statement).

Our Board of Directors has adopted a code of business conduct and ethics (Code of Ethics) that applies to all of our officers, directors and employees. Our Code of Ethics is available free of charge on the Company’s investor relations website, http:/ir.storecapital.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our 2016 Proxy Statement.  We intend to satisfy the disclosure requirements of

Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Ethics by posting such amendment or waiver on our website.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Executive Compensation” and “Corporate Governance Matters” in our 2016 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the heading “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in our 2016 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plan as of December 31, 2015:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	—	6,721,017	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	6,721,017

(1)

Represents 6,468,110 shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan and 252,907 shares available for future issuance under the STORE Capital Corporation 2012 Long-Term Incentive Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the headings “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions” in our 2016 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Proposal No. 2—Ratification of Appointment of Auditors” in our 2016 Proxy Statement.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015,  2014 and 2013

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

STORE CAPITAL CORPORATION

Date: February 25, 2016	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Christopher H. Volk	Director, President and Chief Executive	February 25, 2016
Christopher H. Volk	Officer (principal executive officer)

/s/Catherine Long	Executive Vice President, Chief Financial Officer (principal	February 25, 2016
Catherine Long	financial and accounting officer)

/s/Morton H. Fleischer	Chairman of the Board of Directors	February 25, 2016
Morton H. Fleischer

/s/Mahesh Balakrishnan	Director	February 25, 2016
Mahesh Balakrishnan

/s/Manish Desai	Director	February 25, 2016
Manish Desai

/s/Joseph M. Donovan	Director	February 25, 2016
Joseph M. Donovan

Director
Einar A. Seadler

/s/Rajath Shourie	Director	February 25, 2016
Rajath Shourie

/s/Derek Smith	Director	February 25, 2016
Derek Smith

/s/Quentin P. Smith, Jr.	Director	February 25, 2016
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

4.8

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

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.
4.9

Series 2015-1 Indenture Supplement dated as of April 16, 2015, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, each a Delaware limited liability company, and Citibank, N.A., as indenture trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.
4.10		Form of base indenture for debt securities.	Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated and filed with the SEC as of December 1, 2015.
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
10.16		Form of Restricted Share Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.17		Form of Restricted Share Unit Award Agreement	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.18

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.

10.19	First Amendment to the Fourth Amended and Restated Property Management and Servicing Agreement, dated as of April 16, 2015, effective as of July 10, 2015.	Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2015 on Form 10-Q dated August 14, 2015 and filed with the SEC on August 15, 2015.
10.20	First Amendment to Credit Agreement dated as of September 19, 2014 and other Loan Documents, dated as of September 22, 2015.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2015 and filed with the SEC on September 25, 2015.
10.21	Note Purchase Agreement dated as of November 19, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
10.22	Subsidiary Guaranty Agreement dated as of November 19, 2015	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
21	List of Subsidiaries.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.

101.1

The following materials from STORE Capital Corporation Annual Report on Form 10-K for the period ended December 31, 2015, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

*Indicates management contract or compensatory plan.

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Benson	MN	(f)	$187	$627	$-	$184	$187	$811	$998	$(127)	1987	07/29/2011
Restaurants – Limited Service	Glencoe	MN	(f)	369	772	-	194	369	966	1,335	(158)	1986	07/29/2011
Restaurants – Limited Service	Little Falls	MN	(f)	456	804	-	165	456	969	1,425	(194)	1983	07/29/2011
Restaurants – Limited Service	Minneapolis	MN	(f)	243	590	34	168	277	758	1,035	(137)	1996	07/29/2011
Restaurants – Limited Service	Sauk Rapids	MN	(f)	224	887	-	238	224	1,125	1,349	(153)	1996	07/29/2011
Restaurants – Limited Service	Staples	MN	(f)	213	729	-	108	213	837	1,050	(140)	1987	07/29/2011
Restaurants – Limited Service	Wadena	MN	(f)	171	732	-	-	171	732	903	(127)	1980	07/29/2011
Restaurants – Limited Service	Valley City	ND	(f)	217	676	-	231	217	907	1,124	(150)	1984	07/29/2011
Restaurants – Limited Service	Wahpeton	ND	(f)	314	589	-	-	314	589	903	(121)	1987	07/29/2011
Restaurants – Limited Service	Mobridge	SD	(f)	336	517	-	-	336	517	853	(152)	1993	07/29/2011
Furniture Stores	Austin	TX	(f)	2,212	3,600	-	-	2,212	3,600	5,812	(462)	2006	09/02/2011
Furniture Stores	Live Oak	TX	(f)	1,885	3,927	-	-	1,885	3,927	5,812	(487)	2005	09/02/2011
Furniture Stores	New Braunfels	TX	(f)	1,692	6,926	-	-	1,692	6,926	8,618	(1,139)	1995	09/02/2011
Furniture Stores	San Antonio	TX	(f)	2,361	3,952	-	-	2,361	3,952	6,313	(511)	2006	09/02/2011
Restaurants – Limited Service	Florence	AL	(f)	398	540	-	-	398	540	938	(96)	1994	09/08/2011
Restaurants – Limited Service	Vestavia	AL	(f)	310	354	-	-	310	354	664	(61)	1972	09/08/2011
Restaurants – Limited Service	Jacksonville	FL	(f)	310	325	-	-	310	325	635	(60)	1982	09/08/2011
Restaurants – Limited Service	Bainbridge	GA	(f)	147	381	-	-	147	381	528	(68)	1989	09/08/2011
Restaurants – Limited Service	Winder	GA	(f)	348	366	-	-	348	366	714	(81)	1986	09/08/2011
Restaurants – Limited Service	Evansville	IN	(f)	226	380	-	-	226	380	606	(79)	1988	09/08/2011
Restaurants – Limited Service	Louisville	KY	(f)	310	383	-	-	310	383	693	(79)	1973	09/08/2011
Restaurants – Limited Service	Florissant	MO	(f)	460	400	-	-	460	400	860	(78)	1981	09/08/2011
Restaurants – Limited Service	Jackson	MS	(f)	253	460	-	-	253	460	713	(83)	1993	09/08/2011
Restaurants – Limited Service	Jackson	MS	(f)	225	342	-	-	225	342	567	(59)	1983	09/08/2011
Restaurants – Limited Service	Cincinnati	OH	(f)	149	467	-	-	149	467	616	(84)	1987	09/08/2011
Restaurants – Limited Service	Owasso	OK	(f)	275	301	-	-	275	301	576	(54)	1986	09/08/2011
Restaurants – Limited Service	Tulsa	OK	(f)	209	328	-	-	209	328	537	(74)	1977	09/08/2011
Restaurants – Limited Service	Antioch	TN	(f)	391	264	-	-	391	264	655	(55)	1978	09/08/2011
Restaurants – Limited Service	Clarksville	TN	(f)	239	425	-	-	239	425	664	(78)	1993	09/08/2011
Restaurants – Limited Service	Knoxville	TN	(f)	371	323	-	-	371	323	694	(63)	1987	09/08/2011
Restaurants – Limited Service	Princeton	WV	(f)	246	408	-	-	246	408	654	(70)	1977	09/08/2011
Veneer, Plywood, and Engineered Wood Product Manufacturing	Delaware	OH	(f)	308	479	-	-	308	479	787	(83)	1969	09/27/2011
Veneer, Plywood, and Engineered Wood Product Manufacturing	Hillsboro	OR	(f)	879	167	-	-	879	167	1,046	(43)	1965	09/27/2011
Veneer, Plywood, and Engineered Wood Product Manufacturing	Stayton	OR	(f)	2,255	2,526	-	-	2,255	2,526	4,781	(418)	1985	09/27/2011
Family Entertainment Centers	Webster	TX	(f)	2,135	6,355	-	-	2,135	6,355	8,490	(837)	2007	09/30/2011
Child Day Care Services	Laveen	AZ	(f)	1,427	3,012	35	210	1,462	3,222	4,684	(406)	2008	10/07/2011
Child Day Care Services	Maricopa	AZ	(f)	2,212	4,080	-	-	2,212	4,080	6,292	(520)	2008	10/07/2011
Beer, Wine, and Liquor Stores	McAllen	TX	(f)	1,490	2,220	-	-	1,490	2,220	3,710	(453)	1955	10/07/2011
Beer, Wine, and Liquor Stores	Pharr	TX	(f)	699	1,362	-	-	699	1,362	2,061	(258)	1989	10/07/2011
Restaurants – Full Service	Canton	GA	(f)	1,101	973	-	-	1,101	973	2,074	(181)	1998	10/17/2011
Restaurants – Full Service	Fayetteville	GA	(f)	1,155	1,210	-	-	1,155	1,210	2,365	(227)	2004	10/17/2011
Restaurants – Full Service	Ft. Oglethorpe	GA	(f)	957	986	-	-	957	986	1,943	(168)	2003	10/17/2011
Restaurants – Full Service	Stockbridge	GA	(f)	1,135	1,276	-	-	1,135	1,276	2,411	(231)	2000	10/17/2011
Restaurants – Full Service	Camby	IN	(f)	636	1,297	-	-	636	1,297	1,933	(230)	2008	10/17/2011
Restaurants – Full Service	Greenwood	IN	(f)	518	1,196	-	-	518	1,196	1,714	(200)	2005	10/17/2011
Restaurants – Full Service	Georgetown	KY	(f)	727	1,076	-	-	727	1,076	1,803	(189)	2002	10/17/2011
Restaurants – Full Service	Owensboro	KY	(f)	586	1,427	-	-	586	1,427	2,013	(276)	1996	10/17/2011
Restaurants – Full Service	Charlotte	NC	(f)	737	1,087	-	-	737	1,087	1,824	(233)	2000	10/17/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Greensboro	NC	(f)	626	1,039	-	-	626	1,039	1,665	(210)	2004	10/17/2011
Restaurants – Full Service	Dayton	OH	(f)	1,369	1,357	-	-	1,369	1,357	2,726	(254)	1998	10/17/2011
Restaurants – Full Service	Springdale	OH	(f)	1,286	897	-	-	1,286	897	2,183	(147)	1996	10/17/2011
Restaurants – Full Service	Cookeville	TN	(f)	1,528	1,511	691	-	2,219	1,511	3,730	(289)	1994	10/17/2011
Restaurants – Full Service	Knoxville	TN	(f)	1,161	1,221	-	-	1,161	1,221	2,382	(247)	2003	10/17/2011
Restaurants – Full Service	Harrisonburg	VA	(f)	468	1,067	-	-	468	1,067	1,535	(198)	2003	10/17/2011
Restaurants – Full Service	Panama City	FL		230	1,451	-	-	230	1,451	1,681	(225)	2001	10/17/2011
Restaurants – Full Service	Augusta	GA		853	1,148	-	-	853	1,148	2,001	(198)	1997	10/17/2011
Restaurants – Full Service	Cumming	GA		1,375	946	-	-	1,375	946	2,321	(184)	1998	10/17/2011
Restaurants – Full Service	Lawrenceville	GA		985	879	-	-	985	879	1,864	(161)	1996	10/17/2011
Restaurants – Full Service	Snellville	GA		1,954	927	-	-	1,954	927	2,881	(177)	1998	10/17/2011
Restaurants – Full Service	Frankfort	KY		955	916	-	-	955	916	1,871	(175)	1998	10/17/2011
Restaurants – Full Service	Lexington	KY	$18,851	533	1,148	-	-	533	1,148	1,681	(192)	1988	10/17/2011
Restaurants – Full Service	Louisville	KY		1,217	1,028	-	-	1,217	1,028	2,245	(182)	1993	10/17/2011
Restaurants – Full Service	Mansfield	OH		725	1,156	-	-	725	1,156	1,881	(227)	2003	10/17/2011
Restaurants – Full Service	Charleston	SC		889	1,245	-	-	889	1,245	2,134	(248)	2001	10/17/2011
Restaurants – Full Service	Cleveland	TN		1,169	1,346	-	-	1,169	1,346	2,515	(273)	1996	10/17/2011
Restaurants – Full Service	Goodlettsville	TN		933	1,191	-	-	933	1,191	2,124	(210)	1988	10/17/2011
Restaurants – Full Service	Lebanon	TN		1,037	1,134	-	-	1,037	1,134	2,171	(217)	1997	10/17/2011
Restaurants – Full Service	Morristown	TN		803	1,578	-	-	803	1,578	2,381	(313)	2000	10/17/2011
Restaurants – Full Service	Lynchburg	VA		903	1,078	-	-	903	1,078	1,981	(257)	2001	10/17/2011
Restaurants – Limited Service	Bradenton	FL	(f)	785	276	-	-	785	276	1,061	(136)	1984	10/19/2011
Restaurants – Limited Service	Sarasota	FL	(f)	848	410	-	-	848	410	1,258	(180)	1981	10/19/2011
Automotive Repair and Maintenance	Prescott Valley	AZ	(f)	241	259	-	-	241	259	500	(43)	2003	11/01/2011
Automotive Repair and Maintenance	Snowflake	AZ	(f)	276	134	-	-	276	134	410	(25)	1998	11/01/2011
Restaurants – Full Service	Davenport	IA	(f)	1,613	2,210	-	-	1,613	2,210	3,823	(424)	2003	11/07/2011
Restaurants – Full Service	Eagan	MN	(f)	1,481	2,958	-	-	1,481	2,958	4,439	(388)	1998	11/07/2011
Health Clubs	Edinburg	TX	(f)	865	4,109	-	116	865	4,225	5,090	(653)	1994	11/18/2011
Health Clubs	McAllen	TX	(f)	1,423	1,540	391	779	1,814	2,319	4,133	(239)	2004	11/18/2011
Health Clubs	Mission	TX	(f)	692	2,408	-	49	692	2,457	3,149	(326)	2000	11/18/2011
Motion Picture and Video Industries	Owasso	OK	(f)	986	3,926	-	-	986	3,926	4,912	(677)	1992	12/16/2011
Other Personal Services	Erlanger	KY	(f)	604	1,809	-	-	604	1,809	2,413	(300)	2000	12/22/2011
Other Personal Services	Louisville	KY	(f)	492	2,022	-	-	492	2,022	2,514	(312)	2003	12/22/2011
Iron and Steel Mills and Ferroalloy Manufacturing	Troy	MI	(f)	510	2,388	-	-	510	2,388	2,898	(532)	1962	12/22/2011
Other Personal Services	Cincinnati	OH	(f)	547	1,967	-	-	547	1,967	2,514	(319)	2005	12/22/2011
Restaurants – Full Service	Snyder	TX	(f)	177	740	-	-	177	740	917	(127)	1974	12/22/2011
Basic Chemical Manufacturing	Elk Grove Village	IL	(f)	854	1,460	-	-	854	1,460	2,314	(234)	1964	12/29/2011
Basic Chemical Manufacturing	Wheeling	IL	(f)	1,463	3,064	-	-	1,463	3,064	4,527	(503)	1966	12/29/2011
Restaurants – Limited Service	Leadington	MO	(f)	494	499	-	-	494	499	993	(100)	1978	12/30/2011
Restaurants – Limited Service	St. Louis	MO	(f)	395	393	-	-	395	393	788	(64)	1977	12/30/2011
Child Day Care Services	Blue Ash	OH	(f)	739	2,464	-	-	739	2,464	3,203	(302)	1979	12/30/2011
Restaurants – Limited Service	Marietta	OH	(f)	435	677	-	-	435	677	1,112	(131)	1986	12/30/2011
Restaurants – Limited Service	Salem	OH	(f)	205	676	-	-	205	676	881	(115)	1969	12/30/2011
Restaurants – Limited Service	Warren	OH	(f)	328	612	-	-	328	612	940	(116)	1988	12/30/2011
Restaurants – Limited Service	McKees Rocks	PA	(f)	556	692	-	-	556	692	1,248	(123)	1984	12/30/2011
Restaurants – Limited Service	Pittsburgh	PA	(f)	364	440	-	-	364	440	804	(76)	1989	12/30/2011
Restaurants – Limited Service	Clinton	TN	(f)	454	653	-	-	454	653	1,107	(128)	1984	12/30/2011
Child Day Care Services	Franklin	TN	(f)	1,782	2,422	-	-	1,782	2,422	4,204	(423)	2010	12/30/2011
Restaurants – Limited Service	Greeneville	TN	(f)	566	491	-	-	566	491	1,057	(109)	1985	12/30/2011
Restaurants – Limited Service	Knoxville	TN	(f)	405	702	-	-	405	702	1,107	(143)	1986	12/30/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Knoxville	TN	(f)	775	734	-	-	775	734	1,509	(137)	1979	12/30/2011
Restaurants – Limited Service	Maryville	TN	(f)	542	414	45	309	587	723	1,310	(117)	1983	12/30/2011
Restaurants – Limited Service	Newport	TN	(f)	484	623	-	-	484	623	1,107	(137)	1987	12/30/2011
Restaurants – Limited Service	Wichita Falls	TX	(f)	198	491	-	-	198	491	689	(91)	1984	12/30/2011
Restaurants – Limited Service	Wichita Falls	TX	(f)	253	535	-	-	253	535	788	(101)	1986	12/30/2011
Restaurants – Limited Service	New Martinsville	WV	(f)	269	475	-	-	269	475	744	(87)	1978	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	245	461	-	-	245	461	706	(81)	1987	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	769	301	-	-	769	301	1,070	(67)	1986	12/30/2011
Restaurants – Limited Service	Wheeling	WV	(f)	357	714	-	-	357	714	1,071	(137)	1986	12/30/2011
Family Entertainment Centers	Frisco	TX	(f)	3,705	5,109	-	-	3,705	5,109	8,814	(683)	2008	01/27/2012
Family Entertainment Centers	Lubbock	TX	(f)	2,056	6,658	-	-	2,056	6,658	8,714	(875)	2007	01/27/2012
Elementary and Secondary Schools	Milpitas	CA	12,038	5,749	8,840	-	399	5,749	9,239	14,988	(1,065)	1987	02/29/2012
Elementary and Secondary Schools	Stockton	CA		1,789	3,557	-	24	1,789	3,581	5,370	(582)	1990	02/29/2012
Motion Picture and Video Industries	Bethlehem	GA	(f)	1,888	5,168	-	-	1,888	5,168	7,056	(585)	2011	03/15/2012
Restaurants – Limited Service	Cherryville	NC	(f)	461	650	-	-	461	650	1,111	(95)	2005	03/28/2012
Restaurants – Limited Service	Hudson	NC	(f)	215	996	-	-	215	996	1,211	(112)	1984	03/28/2012
Restaurants – Limited Service	Maiden	NC	(f)	557	533	-	-	557	533	1,090	(80)	1987	03/28/2012
Restaurants – Limited Service	Marion	NC	(f)	322	637	-	-	322	637	959	(92)	1999	03/28/2012
Restaurants – Limited Service	Richfield	NC	(f)	361	720	-	-	361	720	1,081	(104)	2007	03/28/2012
Restaurants – Limited Service	West Jefferson	NC	(f)	357	854	-	-	357	854	1,211	(120)	1996	03/28/2012
Restaurants – Full Service	Naperville	IL	(f)	1,869	3,154	-	-	1,869	3,154	5,023	(336)	2011	03/30/2012
Restaurants – Full Service	Wheeling	IL	(f)	824	2,441	-	-	824	2,441	3,265	(229)	2008	03/30/2012
Child Day Care Services	Arlington	TX	(f)	183	574	-	-	183	574	757	(120)	1984	03/30/2012
Child Day Care Services	Cedar Hill	TX	(f)	285	569	-	-	285	569	854	(119)	1984	03/30/2012
Child Day Care Services	Grand Prairie	TX	(f)	292	581	-	-	292	581	873	(125)	1985	03/30/2012
Child Day Care Services	Haltom City	TX	(f)	362	415	-	-	362	415	777	(88)	1985	03/30/2012
Child Day Care Services	Watauga	TX	(f)	174	622	-	-	174	622	796	(132)	1986	03/30/2012
Furniture Stores	Tacoma	WA	(f)	2,213	3,319	-	817	2,213	4,136	6,349	(434)	1994	04/20/2012
Other Personal Services	Dayton	OH	(f)	574	1,937	-	-	574	1,937	2,511	(276)	2008	04/30/2012
Child Day Care Services	Tucson	AZ	(f)	2,674	4,120	-	-	2,674	4,120	6,794	(691)	2008	05/08/2012
Furniture Stores	Tucson	AZ	(f)	1,371	4,170	-	-	1,371	4,170	5,541	(539)	2003	05/10/2012
Restaurants – Full Service	Troy	MI	(f)	1,503	2,506	-	-	1,503	2,506	4,009	(230)	2012	05/15/2012
Restaurants – Limited Service	Graham	TX	(f)	212	581	-	-	212	581	793	(116)	1998	05/15/2012
Motion Picture and Video Industries	Ardmore	OK	(f)	1,302	3,095	-	-	1,302	3,095	4,397	(385)	2008	05/17/2012
Restaurants – Limited Service	Carrollton	GA	(f)	467	627	-	26	467	653	1,120	(89)	1980	05/18/2012
Restaurants – Limited Service	Cedartown	GA	(f)	319	502	-	140	319	642	961	(73)	1981	05/18/2012
Restaurants – Limited Service	College Park	GA	(f)	918	227	-	128	918	355	1,273	(33)	1973	05/18/2012
Restaurants – Limited Service	Dalton	GA	(f)	337	483	-	113	337	596	933	(70)	1980	05/18/2012
Restaurants – Limited Service	Decatur	GA	(f)	378	484	-	115	378	599	977	(102)	1981	05/18/2012
Restaurants – Limited Service	Lithonia	GA	(f)	469	706	-	158	469	864	1,333	(142)	1979	05/18/2012
Restaurants – Limited Service	Macon	GA	(f)	379	716	-	133	379	849	1,228	(143)	1975	05/18/2012
Restaurants – Limited Service	McDonough	GA	(f)	304	719	-	140	304	859	1,163	(103)	2001	05/18/2012
Restaurants – Limited Service	Riverdale	GA	(f)	241	874	-	400	241	1,274	1,515	(175)	1976	05/18/2012
Restaurants – Limited Service	Savannah	GA	(f)	422	946	-	400	422	1,346	1,768	(134)	1973	05/18/2012
Restaurants – Limited Service	Ooltewah	TN	(f)	458	687	-	-	458	687	1,145	(97)	1999	05/18/2012
Health Clubs	Kansas City	MO	(f)	1,259	895	28	1,510	1,287	2,405	3,692	(272)	2007	05/24/2012
Restaurants – Full Service	Franklin	NC	(f)	573	1,087	-	-	573	1,087	1,660	(171)	2008	05/24/2012
Restaurants – Full Service	Morganton	NC	(f)	1,125	708	-	-	1,125	708	1,833	(105)	2002	05/24/2012
Restaurants – Full Service	Rockingham	NC	(f)	1,111	870	-	-	1,111	870	1,981	(130)	2005	05/24/2012
Restaurants – Full Service	Aiken	SC	(f)	1,009	974	-	-	1,009	974	1,983	(152)	2006	05/24/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Rock Hill	SC	(f)	1,121	778	-	-	1,121	778	1,899	(115)	2004	05/24/2012
Health Clubs	Richland	WA	(f)	1,758	7,296	-	-	1,758	7,296	9,054	(809)	2012	06/12/2012
Child Day Care Services	Pearland	TX	(f)	1,345	6,258	608	2,542	1,953	8,800	10,753	(795)	2011	06/20/2012
Restaurants – Full Service	Aiken	SC	(f)	547	1,587	-	-	547	1,587	2,134	(188)	2009	06/21/2012
Health Clubs	Fairfield	CA	(f)	1,564	1,949	542	1,758	2,106	3,707	5,813	(379)	1978	06/27/2012
Restaurants – Limited Service	Altamonte Springs	FL	(f)	438	-	-	-	438	-	438	-	1978	06/27/2012
Restaurants – Limited Service	Apopka	FL	(f)	550	-	-	-	550	-	550	-	1988	06/27/2012
Restaurants – Limited Service	Fort Pierce	FL	(f)	153	-	-	-	153	-	153	-	1979	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	550	-	-	-	550	-	550	-	1986	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	234	-	-	-	234	-	234	-	1985	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	326	-	-	-	326	-	326	-	1981	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	275	-	-	-	275	-	275	-	1980	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	285	-	-	-	285	-	285	-	1982	06/27/2012
Restaurants – Limited Service	Kissimmee	FL	(f)	601	-	-	-	601	-	601	-	1981	06/27/2012
Restaurants – Limited Service	Lake City	FL	(f)	224	-	-	-	224	-	224	-	1978	06/27/2012
Restaurants – Limited Service	Merritt Island	FL	(f)	316	-	-	-	316	-	316	-	1983	06/27/2012
Restaurants – Limited Service	Orange Park	FL	(f)	326	-	-	-	326	-	326	-	1985	06/27/2012
Restaurants – Limited Service	Orlando	FL	(f)	285	-	-	-	285	-	285	-	1981	06/27/2012
Restaurants – Limited Service	Palatka	FL	(f)	1,110	-	-	-	1,110	-	1,110	-	1997	06/27/2012
Restaurants – Limited Service	Plant City	FL	(f)	621	-	-	-	621	-	621	-	1988	06/27/2012
Restaurants – Limited Service	Sanford	FL	(f)	407	-	-	-	407	-	407	-	1986	06/27/2012
Restaurants – Limited Service	Tallahassee	FL	(f)	306	-	-	-	306	-	306	-	1978	06/27/2012
Restaurants – Limited Service	Fairview Heights	IL	(f)	326	-	-	-	326	-	326	-	1986	06/27/2012
Child Day Care Services	South Elgin	IL	(f)	574	2,508	-	-	574	2,508	3,082	(260)	2009	06/27/2012
Restaurants – Limited Service	Monroe	LA	(f)	266	-	-	-	266	-	266	-	1998	06/27/2012
Restaurants – Limited Service	West Monroe	LA	(f)	511	-	-	-	511	-	511	-	2000	06/27/2012
Restaurants – Limited Service	Brookhaven	MS	(f)	337	-	-	-	337	-	337	-	1979	06/27/2012
Restaurants – Limited Service	Byram	MS	(f)	306	-	-	-	306	-	306	-	1993	06/27/2012
Restaurants – Limited Service	Canton	MS	(f)	133	-	-	-	133	-	133	-	1991	06/27/2012
Restaurants – Limited Service	Clarksdale	MS	(f)	276	-	-	-	276	-	276	-	1979	06/27/2012
Restaurants – Limited Service	Cleveland	MS	(f)	-	-	-	-	-	-	-	-	1991	06/27/2012
Restaurants – Limited Service	Clinton	MS	(f)	337	-	-	-	337	-	337	-	1994	06/27/2012
Restaurants – Limited Service	McComb	MS	(f)	337	-	-	-	337	-	337	-	1985	06/27/2012
Restaurants – Limited Service	Starkville	MS	(f)	184	-	-	-	184	-	184	-	1991	06/27/2012
Restaurants – Limited Service	Tupelo	MS	(f)	317	-	-	-	317	-	317	-	1990	06/27/2012
Child Day Care Services	Sicklerville	NJ	(f)	403	2,527	-	-	403	2,527	2,930	(254)	2008	06/27/2012
Child Day Care Services	Collegeville	PA	(f)	546	2,182	-	-	546	2,182	2,728	(225)	2008	06/27/2012
Child Day Care Services	Woodbridge	VA	(f)	777	2,204	219	-	996	2,204	3,200	(321)	2002	06/27/2012
Grocery Stores	Alabaster	AL		487	2,873	-	-	487	2,873	3,360	(374)	1985	06/29/2012
Grocery Stores	Atmore	AL		292	1,568	-	-	292	1,568	1,860	(202)	1990	06/29/2012
Grocery Stores	Brewton	AL		234	1,625	-	-	234	1,625	1,859	(209)	1990	06/29/2012
Grocery Stores	Enterprise	AL		744	2,045	-	-	744	2,045	2,789	(288)	1987	06/29/2012
Grocery Stores	Luverne	AL		234	1,425	-	-	234	1,425	1,659	(184)	1992	06/29/2012
Grocery Stores	Muscle Shoals	AL		521	2,089	-	-	521	2,089	2,610	(276)	1982	06/29/2012
Grocery Stores	Troy	AL		511	2,209	-	-	511	2,209	2,720	(304)	1984	06/29/2012
Grocery Stores	Albany	GA		628	2,571	-	-	628	2,571	3,199	(332)	1992	06/29/2012
Grocery Stores	Milledgeville	GA		652	2,317	-	-	652	2,317	2,969	(305)	1994	06/29/2012
Other Motor Vehicle Dealers	Oklahoma City	OK	(f)	5,451	3,275	438	1,227	5,889	4,502	10,391	(1,449)	1997	06/29/2012
Health Clubs	Visalia	CA	3,208	1,382	4,928	-	-	1,382	4,928	6,310	(675)	1975	07/06/2012
Restaurants – Full Service	Alpharetta	GA	(f)	866	3,520	-	-	866	3,520	4,386	(438)	2001	07/17/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Newnan	GA	(f)	1,114	1,847	-	-	1,114	1,847	2,961	(263)	2005	07/17/2012
Restaurants – Full Service	Peachtree City	GA	(f)	1,280	1,750	-	-	1,280	1,750	3,030	(276)	1999	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,325	1,954	-	-	1,325	1,954	3,279	(270)	2006	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,168	1,624	-	-	1,168	1,624	2,792	(240)	2005	07/17/2012
Restaurants – Full Service	Huntersville	NC	(f)	1,654	1,147	-	-	1,654	1,147	2,801	(143)	2000	07/17/2012
Restaurants – Limited Service	South St. Paul	MN	(f)	357	499	60	240	417	739	1,156	(153)	1987	07/19/2012
Elementary and Secondary Schools	Scottsdale	AZ	(f)	3,729	6,288	-	-	3,729	6,288	10,017	(793)	1991	07/25/2012
Home Furnishings Stores	Dayton	OH	(f)	369	1,318	-	-	369	1,318	1,687	(179)	1996	07/26/2012
Home Furnishings Stores	Fairborn	OH	(f)	418	872	-	-	418	872	1,290	(117)	2006	07/26/2012
Home Furnishings Stores	Heath	OH	(f)	818	1,171	-	-	818	1,171	1,989	(141)	2004	07/26/2012
Other Personal Services	Columbus	OH	(f)	853	1,655	-	-	853	1,655	2,508	(246)	2012	07/27/2012
Motion Picture and Video Industries	Corpus Christi	TX		5,954	9,373	-	-	5,954	9,373	15,327	(1,697)	1995	08/21/2012
Motion Picture and Video Industries	Forney	TX		2,740	2,904	-	-	2,740	2,904	5,644	(417)	2006	08/21/2012
Motion Picture and Video Industries	Fort Worth	TX	24,229	3,105	7,677	-	-	3,105	7,677	10,782	(1,063)	2010	08/21/2012
Motion Picture and Video Industries	Irving	TX		1,976	1,172	-	-	1,976	1,172	3,148	(214)	1995	08/21/2012
Motion Picture and Video Industries	Rio Grande City	TX		1,933	3,196	-	-	1,933	3,196	5,129	(451)	2008	08/21/2012
Restaurants – Limited Service	Hancock	MD	(f)	490	348	-	-	490	348	838	(63)	1987	08/29/2012
Restaurants – Limited Service	Chambersburg	PA	(f)	539	667	-	-	539	667	1,206	(100)	1989	08/29/2012
Restaurants – Limited Service	Greencastle	PA	(f)	767	638	-	-	767	638	1,405	(101)	1986	08/29/2012
Child Day Care Services	Gilbert	AZ		453	1,639	-	-	453	1,639	2,092	(159)	1996	08/30/2012
Child Day Care Services	Gilbert	AZ	6,057	393	1,699	-	-	393	1,699	2,092	(157)	2002	08/30/2012
Child Day Care Services	Phoenix	AZ		877	2,312	-	-	877	2,312	3,189	(253)	2003	08/30/2012
Child Day Care Services	Phoenix	AZ		595	2,095	-	-	595	2,095	2,690	(211)	2006	08/30/2012
Child Day Care Services	Plainfield	IL	(f)	390	699	-	-	390	699	1,089	(90)	2008	09/07/2012
Other Motor Vehicle Dealers	Garner	NC	(f)	2,163	342	329	3,276	2,492	3,618	6,110	(211)	1997	09/13/2012
Other Motor Vehicle Dealers	Hope Mills	NC	(f)	1,462	1,437	-	-	1,462	1,437	2,899	(262)	1993	09/13/2012
Motor Vehicle and Motor Vehicle Parts and Supplies Merchant Wholesalers	Washington	PA	(f)	6,508	1,380	-	-	6,508	1,380	7,888	(676)	1975	09/14/2012
Motion Picture and Video Industries	Savoy	IL	(f)	2,764	3,552	212	5,788	2,976	9,340	12,316	(795)	1990	09/25/2012
Restaurants – Full Service	Lumberton	NC	(f)	676	451	-	-	676	451	1,127	(65)	1999	09/25/2012
Restaurants – Full Service	Morrisville	NC	(f)	891	235	-	-	891	235	1,126	(40)	1999	09/25/2012
Restaurants – Full Service	Roanoke Rapids	NC	(f)	464	471	-	-	464	471	935	(67)	1998	09/25/2012
Restaurants – Full Service	Rocky Mount	NC	(f)	593	403	-	-	593	403	996	(61)	1994	09/25/2012
Restaurants – Full Service	Smithfield	NC	(f)	702	384	-	-	702	384	1,086	(63)	1998	09/25/2012
Restaurants – Full Service	Wilson	NC	(f)	631	304	-	-	631	304	935	(48)	2001	09/25/2012
Restaurants – Full Service	Charleston	WV	(f)	496	400	-	-	496	400	896	(57)	2004	09/25/2012
Child Day Care Services	Columbus	OH	(f)	937	1,135	-	-	937	1,135	2,072	(152)	1992	09/28/2012
Furniture Stores	Fairfield	CA	5,980	2,618	2,633	-	-	2,618	2,633	5,251	(313)	2006	10/01/2012
Furniture Stores	Rohnert Park	CA		2,115	3,362	-	-	2,115	3,362	5,477	(394)	2006	10/01/2012
Child Day Care Services	Oak Creek	WI	(f)	781	1,657	-	-	781	1,657	2,438	(182)	2009	10/02/2012
Restaurants – Full Service	Wheeling	IL	(f)	1,116	1,091	31	469	1,147	1,560	2,707	(192)	2007	10/05/2012
Restaurants – Full Service	Auburn	IN	(f)	750	1,420	-	-	750	1,420	2,170	(203)	2000	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	946	1,335	-	-	946	1,335	2,281	(173)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	964	1,337	-	-	964	1,337	2,301	(170)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	1,239	1,614	-	-	1,239	1,614	2,853	(197)	2002	10/05/2012
Restaurants – Full Service	Goshen	IN	(f)	639	1,451	-	-	639	1,451	2,090	(202)	1999	10/05/2012
Restaurants – Full Service	Granger	IN	(f)	778	1,222	-	-	778	1,222	2,000	(166)	1995	10/05/2012
Restaurants – Full Service	Portage	IN	(f)	555	1,374	-	-	555	1,374	1,929	(186)	1999	10/05/2012
Restaurants – Full Service	Schererville	IN	(f)	543	1,356	-	-	543	1,356	1,899	(177)	1992	10/05/2012
Restaurants – Full Service	South Bend	IN	(f)	675	1,394	-	-	675	1,394	2,069	(188)	1999	10/05/2012
Restaurants – Full Service	Valparaiso	IN	(f)	507	1,502	-	-	507	1,502	2,009	(199)	1995	10/05/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Fremont	OH	(f)	728	1,443	-	-	728	1,443	2,171	(187)	2000	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	765	1,576	-	-	765	1,576	2,341	(199)	1996	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	755	1,536	-	-	755	1,536	2,291	(195)	2005	10/05/2012
Restaurants – Full Service	Maumee	OH	(f)	657	1,684	-	-	657	1,684	2,341	(214)	1995	10/05/2012
Restaurants – Full Service	Northwood	OH	(f)	615	1,716	-	-	615	1,716	2,331	(219)	2004	10/05/2012
Restaurants – Full Service	Toledo	OH	(f)	754	1,587	-	-	754	1,587	2,341	(211)	1995	10/05/2012
Child Day Care Services	Bradenton	FL	(f)	545	2,150	-	-	545	2,150	2,695	(278)	1982	10/19/2012
Restaurants – Full Service	Chicago	IL	(f)	504	3,959	-	-	504	3,959	4,463	(347)	1886	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	900	2,410	-	-	900	2,410	3,310	(284)	1923	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	810	5,559	-	-	810	5,559	6,369	(482)	2008	10/29/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	700	162	-	-	700	162	862	(31)	2005	11/09/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	742	212	-	-	742	212	954	(44)	2005	11/09/2012
Restaurants – Limited Service	Breaux Bridge	LA	(f)	678	643	-	-	678	643	1,321	(136)	1996	11/09/2012
Restaurants – Limited Service	Denham	LA	(f)	831	444	-	-	831	444	1,275	(88)	2001	11/09/2012
Restaurants – Limited Service	Donaldsonville	LA	(f)	327	562	-	-	327	562	889	(105)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	547	599	-	-	547	599	1,146	(102)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	617	419	-	-	617	419	1,036	(79)	1996	11/09/2012
Restaurants – Limited Service	Kentwood	LA	(f)	243	600	-	-	243	600	843	(84)	2006	11/09/2012
Restaurants – Limited Service	Larose	LA	(f)	418	756	-	-	418	756	1,174	(149)	1986	11/09/2012
Restaurants – Limited Service	Port Vincent	LA	(f)	692	207	-	-	692	207	899	(35)	2006	11/09/2012
Restaurants – Limited Service	Prairieville	LA	(f)	724	165	-	-	724	165	889	(47)	1995	11/09/2012
Restaurants – Limited Service	Walker	LA	(f)	508	776	-	-	508	776	1,284	(155)	2001	11/09/2012
Other Schools and Instruction	Denver	CO	7,295	5,201	8,925	-	-	5,201	8,925	14,126	(917)	1962	11/21/2012
Scientific Research and Development Services	Columbia	MO	11,210	807	13,794	-	620	807	14,414	15,221	(1,025)	2008	11/29/2012
Restaurants – Full Service	Orland Park	IL	(f)	1,267	4,321	-	-	1,267	4,321	5,588	(360)	2005	11/30/2012
Child Day Care Services	Cincinnati	OH	(f)	1,074	1,610	-	-	1,074	1,610	2,684	(202)	2001	12/10/2012
Child Day Care Services	Powell	OH	(f)	1,102	1,602	-	-	1,102	1,602	2,704	(201)	1998	12/10/2012
Child Day Care Services	Manassas	VA	(f)	938	2,580	-	-	938	2,580	3,518	(295)	2005	12/10/2012
Restaurants – Limited Service	Dalton	GA	(f)	418	1,133	-	-	418	1,133	1,551	(134)	1984	12/11/2012
Restaurants – Limited Service	Chattanooga	TN	(f)	426	984	-	-	426	984	1,410	(118)	1984	12/11/2012
Restaurants – Limited Service	East Ridge	TN	(f)	481	807	-	-	481	807	1,288	(101)	1982	12/11/2012
Restaurants – Full Service	Abilene	TX	(f)	593	2,023	-	-	593	2,023	2,616	(254)	1961	12/11/2012
Furniture Stores	Lancaster	PA	(f)	1,034	-	-	-	1,034	-	1,034	-	1999	12/13/2012
Furniture Stores	Wilkes Barre	PA	(f)	827	-	-	-	827	-	827	-	1997	12/13/2012
Health Clubs	Mesa	AZ	(f)	1,112	3,684	-	-	1,112	3,684	4,796	(328)	2003	12/20/2012
Health Clubs	Scottsdale	AZ	(f)	2,029	4,716	-	-	2,029	4,716	6,745	(448)	2003	12/20/2012
Restaurants – Full Service	Champaign	IL	(f)	931	854	-	-	931	854	1,785	(98)	2004	12/27/2012
Restaurants – Full Service	Decatur	IL	(f)	559	615	-	-	559	615	1,174	(77)	2005	12/27/2012
Restaurants – Full Service	Dekalb	IL	(f)	615	747	-	-	615	747	1,362	(106)	2000	12/27/2012
Restaurants – Full Service	Effingham	IL	(f)	514	717	-	-	514	717	1,231	(91)	2003	12/27/2012
Restaurants – Full Service	Morton	IL	(f)	554	856	-	-	554	856	1,410	(125)	1999	12/27/2012
Restaurants – Full Service	Rockford	IL	(f)	925	250	-	-	925	250	1,175	(37)	1999	12/27/2012
Restaurants – Full Service	Skokie	IL	(f)	737	1,189	-	-	737	1,189	1,926	(144)	2000	12/27/2012
Restaurants – Full Service	Clarksville	IN	(f)	814	1,369	-	-	814	1,369	2,183	(179)	1978	12/27/2012
Restaurants – Full Service	Merrillville	IN	(f)	981	1,795	-	-	981	1,795	2,776	(246)	1979	12/27/2012
Restaurants – Full Service	Emporia	KS	(f)	730	1,541	-	-	730	1,541	2,271	(240)	1998	12/27/2012
Restaurants – Full Service	Topeka	KS	(f)	783	2,054	-	-	783	2,054	2,837	(317)	1992	12/27/2012
Restaurants – Full Service	Florence	KY	(f)	1,161	1,290	-	-	1,161	1,290	2,451	(235)	2004	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,127	1,577	-	-	1,127	1,577	2,704	(228)	1973	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,122	1,415	-	-	1,122	1,415	2,537	(211)	1974	12/27/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Maryville	MO	(f)	682	1,727	-	-	682	1,727	2,409	(226)	2005	12/27/2012
Restaurants – Full Service	Columbus	NE	(f)	628	1,401	-	-	628	1,401	2,029	(149)	2002	12/27/2012
Restaurants – Full Service	Grand Island	NE	(f)	749	1,922	-	-	749	1,922	2,671	(204)	1999	12/27/2012
Restaurants – Full Service	Kearney	NE	(f)	718	2,236	-	-	718	2,236	2,954	(237)	2002	12/27/2012
Restaurants – Full Service	Lincoln	NE	(f)	672	1,539	-	-	672	1,539	2,211	(184)	1993	12/27/2012
Restaurants – Full Service	Lincoln	NE	(f)	726	1,775	-	-	726	1,775	2,501	(188)	1999	12/27/2012
Restaurants – Full Service	Dayton	OH	(f)	960	1,088	-	-	960	1,088	2,048	(211)	2003	12/27/2012
Restaurants – Full Service	Ada	OK	1,595	1,252	1,438	-	-	1,252	1,438	2,690	(168)	2006	12/27/2012
Restaurants – Full Service	Altus	OK	1,114	732	1,147	-	-	732	1,147	1,879	(136)	2005	12/27/2012
Restaurants – Full Service	Ardmore	OK	(f)	946	1,539	-	-	946	1,539	2,485	(197)	1998	12/27/2012
Restaurants – Full Service	Lawton	OK	1,292	923	1,258	-	-	923	1,258	2,181	(184)	1996	12/27/2012
Restaurants – Full Service	Goodlettsville	TN	(f)	969	1,616	-	-	969	1,616	2,585	(260)	1973	12/27/2012
Restaurants – Full Service	Memphis	TN	(f)	1,244	1,580	-	-	1,244	1,580	2,824	(247)	2002	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	979	1,319	-	-	979	1,319	2,298	(209)	1978	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	626	2,270	-	-	626	2,270	2,896	(247)	1910	12/27/2012
Restaurants – Full Service	Amarillo	TX	1,298	927	1,330	-	-	927	1,330	2,257	(191)	1995	12/27/2012
Restaurants – Full Service	Lubbock	TX	1,205	1,289	808	-	-	1,289	808	2,097	(118)	1994	12/27/2012
Restaurants – Full Service	Evansville	WY	(f)	932	1,569	-	-	932	1,569	2,501	(200)	1999	12/27/2012
Restaurants – Full Service	Gillette	WY	(f)	1,322	1,990	-	-	1,322	1,990	3,312	(253)	2001	12/27/2012
Restaurants – Full Service	Laramie	WY	(f)	923	1,081	-	-	923	1,081	2,004	(135)	1996	12/27/2012
Restaurants – Full Service	Omaha	NE	(f)	920	1,324	-	-	920	1,324	2,244	(168)	2005	12/28/2012
Restaurants – Full Service	Edmond	OK	(f)	371	294	-	-	371	294	665	(48)	1990	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	507	556	-	-	507	556	1,063	(101)	1999	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	186	390	-	-	186	390	576	(58)	1984	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	500	603	-	-	500	603	1,103	(100)	1968	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	398	427	-	-	398	427	825	(68)	1995	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	291	384	-	-	291	384	675	(65)	1997	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	271	404	-	-	271	404	675	(77)	2000	12/28/2012
Restaurants – Full Service	Yukon	OK	(f)	408	426	-	-	408	426	834	(80)	2002	12/28/2012
Restaurants – Full Service	Bartlett	TN	(f)	1,182	1,297	-	-	1,182	1,297	2,479	(181)	1998	12/28/2012
Restaurants – Limited Service	Huntingdon	TN	(f)	132	956	-	-	132	956	1,088	(68)	1989	12/28/2012
Restaurants – Limited Service	Paris	TN	(f)	383	686	-	-	383	686	1,069	(69)	1981	12/28/2012
Restaurants – Limited Service	Wise	VA	(f)	371	1,207	-	-	371	1,207	1,578	(92)	1983	12/28/2012
Other Motor Vehicle Dealers	Liberty Lake	WA	(f)	2,458	2,687	1,546	1,792	4,004	4,479	8,483	(442)	2006	12/28/2012
Restaurants – Limited Service	Welch	WV	(f)	542	997	-	-	542	997	1,539	(90)	1984	12/28/2012
Restaurants – Full Service	Jonesboro	GA	(f)	477	664	-	-	477	664	1,141	(93)	2000	12/31/2012
Restaurants – Full Service	Lawrenceville	GA	(f)	675	446	-	121	675	567	1,242	(63)	2000	12/31/2012
Restaurants – Limited Service	Altoona	IA	(f)	368	468	-	-	368	468	836	(54)	1995	12/31/2012
Restaurants – Limited Service	Ankeny	IA	(f)	423	474	-	-	423	474	897	(66)	1986	12/31/2012
Restaurants – Limited Service	Boone	IA	(f)	308	538	-	-	308	538	846	(58)	1974	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	419	901	-	-	419	901	1,320	(97)	2003	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	382	555	-	-	382	555	937	(74)	2008	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	250	536	-	-	250	536	786	(70)	1991	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	366	652	-	-	366	652	1,018	(72)	2010	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	490	628	-	-	490	628	1,118	(71)	1995	12/31/2012
Restaurants – Full Service	Fishers	IN	(f)	750	1,622	-	440	750	2,062	2,812	(215)	2004	01/03/2013
Restaurants – Full Service	Fishers	IN	(f)	730	1,181	8	-	738	1,181	1,919	(117)	2009	01/03/2013
Restaurants – Full Service	Greenwood	IN	(f)	1,418	1,194	-	164	1,418	1,358	2,776	(238)	2007	01/03/2013
Restaurants – Full Service	Lafayette	IN	(f)	679	1,953	198	388	877	2,341	3,218	(225)	2006	01/03/2013
Restaurants – Limited Service	Greenwood	IN	(f)	945	1,324	-	-	945	1,324	2,269	(189)	2001	01/10/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Plainfield	IN	(f)	853	1,120	-	-	853	1,120	1,973	(154)	1999	01/10/2013
Restaurants – Limited Service	Cleveland	TN	(f)	1,143	1,366	-	-	1,143	1,366	2,509	(218)	1999	01/10/2013
Health Clubs	North Las Vegas	NV	(f)	1,609	6,621	-	-	1,609	6,621	8,230	(522)	2009	01/17/2013
Restaurants – Full Service	Peoria	AZ	(f)	510	1,630	-	-	510	1,630	2,140	(172)	2003	01/22/2013
Motion Picture and Video Industries	Mount Airy	NC	(f)	1,053	3,141	-	-	1,053	3,141	4,194	(379)	2000	01/24/2013
Motion Picture and Video Industries	Sanford	NC	(f)	1,146	4,245	-	-	1,146	4,245	5,391	(408)	2004	01/24/2013
Motion Picture and Video Industries	Shallotte	NC	(f)	1,239	3,353	-	-	1,239	3,353	4,592	(310)	2003	01/24/2013
Restaurants – Full Service	Fort Wayne	IN	(f)	843	1,017	-	-	843	1,017	1,860	(115)	1998	01/31/2013
Restaurants – Full Service	Lafayette	IN	(f)	782	1,812	-	-	782	1,812	2,594	(231)	1999	01/31/2013
Restaurants – Full Service	Wichita	KS	(f)	882	1,594	-	-	882	1,594	2,476	(152)	2006	01/31/2013
Restaurants – Limited Service	Nebraska City	NE	(f)	259	717	-	-	259	717	976	(97)	1989	01/31/2013
Electronics and Appliance Stores	Las Cruces	NM	(f)	1,350	4,043	-	-	1,350	4,043	5,393	(339)	1981	01/31/2013
Electronics and Appliance Stores	Houston	TX	(f)	1,538	4,829	61	483	1,599	5,312	6,911	(413)	2007	01/31/2013
Electronics and Appliance Stores	McAllen	TX	(f)	1,321	2,917	-	-	1,321	2,917	4,238	(249)	2006	01/31/2013
Electronics and Appliance Stores	Mesquite	TX	(f)	1,795	5,838	-	-	1,795	5,838	7,633	(454)	1973	01/31/2013
Restaurants – Full Service	Norcross	GA	(f)	499	190	2	31	501	221	722	(30)	1999	02/05/2013
Restaurants – Full Service	Norcross	GA	(f)	687	351	5	92	692	443	1,135	(58)	1996	02/05/2013
Restaurants – Full Service	Stockbridge	GA	(f)	704	1,274	6	104	710	1,378	2,088	(169)	1996	02/05/2013
Motion Picture and Video Industries	Lewisville	TX	(f)	1,330	3,294	-	-	1,330	3,294	4,624	(404)	1994	02/08/2013
Restaurants – Limited Service	Lehi	UT	(f)	682	1,441	-	-	682	1,441	2,123	(184)	2008	02/14/2013
Restaurants – Limited Service	Charlotte	NC	(f)	997	109	-	-	997	109	1,106	(22)	2005	02/27/2013
Restaurants – Limited Service	Charlotte	NC	(f)	978	128	-	-	978	128	1,106	(26)	2007	02/27/2013
Restaurants – Limited Service	Gastonia	NC	(f)	703	244	-	-	703	244	947	(46)	2004	02/27/2013
Restaurants – Limited Service	Indian Trail	NC	(f)	830	78	-	-	830	78	908	(16)	2003	02/27/2013
Restaurants – Limited Service	Lincolnton	NC	(f)	572	60	-	-	572	60	632	(11)	2005	02/27/2013
Restaurants – Limited Service	Mooresville	NC	(f)	874	34	-	-	874	34	908	(7)	2002	02/27/2013
Restaurants – Limited Service	Morganton	NC	(f)	703	28	-	-	703	28	731	(6)	2003	02/27/2013
Restaurants – Limited Service	Newton	NC	(f)	594	403	-	-	594	403	997	(84)	2002	02/27/2013
Restaurants – Limited Service	Shelby	NC	(f)	395	59	-	-	395	59	454	(14)	2004	02/27/2013
Home Furnishings Stores	Oklahoma City	OK	(f)	2,898	5,889	-	-	2,898	5,889	8,787	(699)	1995	03/15/2013
Home Furnishings Stores	Tulsa	OK	(f)	3,406	5,372	-	-	3,406	5,372	8,778	(688)	1996	03/15/2013
Health Clubs	Olathe	KS	(f)	-	-	-	-	-	-	-	-	2006	03/21/2013
Furniture Stores	Goodyear	AZ	(f)	2,112	4,111	-	-	2,112	4,111	6,223	(389)	2005	03/26/2013
Furniture Stores	Prescott	AZ	(f)	1,937	3,216	-	-	1,937	3,216	5,153	(292)	2007	03/26/2013
Foundries	Fayetteville	AR	(f)	968	2,227	-	-	968	2,227	3,195	(209)	2005	03/28/2013
Foundries	Harrison	AR	(f)	224	1,322	-	-	224	1,322	1,546	(139)	1998	03/28/2013
Foundries	Harrison	AR	(f)	920	2,378	-	-	920	2,378	3,298	(348)	1950	03/28/2013
Foundries	Harrison	AR	(f)	211	1,438	-	-	211	1,438	1,649	(147)	1988	03/28/2013
Restaurants – Full Service	Arvada	CO	(f)	860	1,303	-	-	860	1,303	2,163	(138)	2001	03/28/2013
Restaurants – Limited Service	Ashland	KY	(f)	1,224	1,986	-	-	1,224	1,986	3,210	(239)	1996	03/28/2013
Foundries	Chelmsford	MA	(f)	542	571	-	-	542	571	1,113	(164)	1963	03/28/2013
Restaurants – Limited Service	Ironwood	MI	(f)	171	415	-	-	171	415	586	(44)	1999	03/28/2013
Restaurants – Limited Service	Ishpeming	MI	(f)	384	597	-	-	384	597	981	(65)	1999	03/28/2013
Foundries	Arden Hills	MN	(f)	1,176	1,359	-	-	1,176	1,359	2,535	(212)	1964	03/28/2013
Foundries	St. Charles	MO	(f)	988	825	163	1,070	1,151	1,895	3,046	(113)	1995	03/28/2013
Restaurants – Limited Service	Lillington	NC	(f)	188	377	-	-	188	377	565	(40)	1970	03/28/2013
Foundries	Dover	NH	(f)	1,125	1,688	-	-	1,125	1,688	2,813	(254)	1970	03/28/2013
Restaurants – Limited Service	Clayton	OH	(f)	704	769	-	-	704	769	1,473	(86)	2004	03/28/2013
Foundries	Loyalhanna	PA	(f)	237	1,928	650	-	887	1,928	2,815	(179)	1989	03/28/2013
Restaurants – Limited Service	Jefferson City	TN	(f)	450	440	-	-	450	440	890	(48)	1988	03/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Manchester	TN	(f)	478	420	172	290	650	710	1,360	(84)	1980	03/28/2013
Restaurants – Limited Service	Cleburne	TX	(f)	195	726	-	-	195	726	921	(79)	1977	03/28/2013
Restaurants – Limited Service	Houston	TX	(f)	912	913	-	-	912	913	1,825	(99)	1988	03/28/2013
Restaurants – Limited Service	Cross Lanes	WV	(f)	1,490	2,067	-	-	1,490	2,067	3,557	(270)	1999	03/28/2013
Restaurants – Limited Service	Huntington	WV	(f)	1,042	2,287	-	-	1,042	2,287	3,329	(276)	1997	03/28/2013
Restaurants – Limited Service	Parkersburg	WV	(f)	1,288	2,428	-	-	1,288	2,428	3,716	(291)	2004	03/28/2013
Colleges, Universities, and Professional Schools	San Marcos	CA	16,744	4,528	22,213	-	-	4,528	22,213	26,741	(1,381)	2008	03/29/2013
Other Personal Services	Wheat Ridge	CO	(f)	590	211	-	-	590	211	801	(34)	1953	03/29/2013
Other Personal Services	Avon	CT	(f)	747	215	-	-	747	215	962	(74)	1964	03/29/2013
Other Personal Services	Bethany	CT	(f)	257	435	-	-	257	435	692	(131)	1970	03/29/2013
Restaurants – Full Service	Snellville	GA	(f)	427	1,005	4	65	431	1,070	1,501	(123)	1985	03/29/2013
Restaurants – Full Service	Stone Mountain	GA	(f)	894	1,148	6	108	900	1,256	2,156	(145)	1984	03/29/2013
Other Personal Services	Prairie View	IL	(f)	780	2,415	-	-	780	2,415	3,195	(423)	1975	03/29/2013
Other Personal Services	Carmel	IN	(f)	299	783	-	-	299	783	1,082	(121)	1984	03/29/2013
Other Personal Services	Boxford	MA	(f)	1,185	829	-	-	1,185	829	2,014	(243)	1955	03/29/2013
Other Electrical Equipment and Component Manufacturing	South Hadley	MA	(f)	480	3,832	-	-	480	3,832	4,312	(373)	1955	03/29/2013
Other Personal Services	Wakefield	MA	(f)	401	901	-	-	401	901	1,302	(126)	1965	03/29/2013
Other Personal Services	Clinton Township	MI	(f)	511	451	-	-	511	451	962	(84)	1977	03/29/2013
Other Personal Services	Cinnaminson	NJ	(f)	378	323	-	-	378	323	701	(52)	1949	03/29/2013
Other Personal Services	Windsor	NJ	(f)	691	170	-	-	691	170	861	(28)	1985	03/29/2013
Other Personal Services	Cincinnati	OH	(f)	605	276	-	-	605	276	881	(52)	1972	03/29/2013
Other Personal Services	Chadds Ford	PA	(f)	837	666	-	-	837	666	1,503	(101)	1979	03/29/2013
Other Personal Services	Houston	TX	(f)	237	1,015	-	-	237	1,015	1,252	(146)	1975	03/29/2013
Other Personal Services	Spring	TX	(f)	1,828	3,561	-	-	1,828	3,561	5,389	(444)	1973	03/29/2013
Automotive Parts, Accessories, and Tire Stores	La Salle	IL	(f)	1,620	8,166	-	-	1,620	8,166	9,786	(869)	1997	04/17/2013
Restaurants – Full Service	Amarillo	TX	(f)	840	1,954	-	-	840	1,954	2,794	(203)	2002	05/06/2013
Restaurants – Full Service	Lubbock	TX	(f)	766	1,657	-	-	766	1,657	2,423	(184)	2004	05/06/2013
Other Motor Vehicle Dealers	Byron	GA	2,744	1,726	3,656	932	-	2,658	3,656	6,314	(503)	2007	05/16/2013
Restaurants – Full Service	Clovis	NM	(f)	253	787	-	-	253	787	1,040	(92)	2013	05/28/2013
Restaurants – Full Service	Ruidoso	NM	(f)	518	346	72	528	590	874	1,464	(108)	1961	05/28/2013
Restaurants – Full Service	Tucumcari	NM	(f)	130	508	12	188	142	696	838	(96)	1985	05/28/2013
Restaurants – Full Service	Beeville	TX	(f)	189	449	14	411	203	860	1,063	(98)	1986	05/28/2013
Restaurants – Full Service	Corpus Christi	TX	(f)	473	470	-	225	473	695	1,168	(95)	2005	05/28/2013
Restaurants – Full Service	Fort Stockton	TX	(f)	344	657	-	12	344	669	1,013	(102)	1978	05/28/2013
Restaurants – Full Service	Lamesa	TX	(f)	220	447	13	562	233	1,009	1,242	(133)	1978	05/28/2013
Restaurants – Full Service	Cincinnati	OH	(f)	1,334	1,669	-	-	1,334	1,669	3,003	(174)	2007	06/04/2013
Health Clubs	Auburn	AL	(f)	947	-	-	-	947	-	947	-	2007	06/14/2013
Department Stores	Cherokee Village	AR	(f)	498	790	-	-	498	790	1,288	(99)	2011	06/14/2013
Health Clubs	Columbus	GA	(f)	1,357	-	-	-	1,357	-	1,357	-	2006	06/14/2013
Department Stores	Marion	IL	(f)	614	668	-	-	614	668	1,282	(89)	2010	06/14/2013
Automobile Dealers	Michigan City	IN	(f)	832	-	-	-	832	-	832	-	2001	06/14/2013
Automobile Dealers	Portage	IN	(f)	1,634	-	-	-	1,634	-	1,634	-	1998	06/14/2013
Department Stores	Albany	KY	(f)	396	1,051	-	-	396	1,051	1,447	(128)	2010	06/14/2013
Department Stores	Cave City	KY	(f)	365	754	-	-	365	754	1,119	(98)	2010	06/14/2013
Department Stores	Hartford	KY	(f)	337	1,066	-	-	337	1,066	1,403	(126)	2012	06/14/2013
Department Stores	Gautier	MS	(f)	764	1,037	-	-	764	1,037	1,801	(124)	2011	06/14/2013
Department Stores	Leakesville	MS	(f)	361	915	-	-	361	915	1,276	(113)	2012	06/14/2013
Department Stores	Pascagoula	MS	(f)	646	995	-	-	646	995	1,641	(114)	2011	06/14/2013
Department Stores	Purvis	MS	(f)	417	901	-	-	417	901	1,318	(110)	2012	06/14/2013
Restaurants – Full Service	LaVale	MD	(f)	1,313	1,629	-	-	1,313	1,629	2,942	(168)	2005	06/27/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Columbus	OH	(f)	452	1,687	-	-	452	1,687	2,139	(142)	2006	06/27/2013
Child Day Care Services	Columbus	OH	(f)	253	943	-	-	253	943	1,196	(80)	2006	06/27/2013
Child Day Care Services	Delaware	OH	(f)	1,130	1,029	-	-	1,130	1,029	2,159	(97)	2005	06/27/2013
Child Day Care Services	Delaware	OH	(f)	647	590	-	-	647	590	1,237	(56)	2005	06/27/2013
Child Day Care Services	Dublin	OH	(f)	840	1,011	-	-	840	1,011	1,851	(120)	2003	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	278	852	-	-	278	852	1,130	(75)	2003	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	485	1,485	-	-	485	1,485	1,970	(131)	2003	06/27/2013
Child Day Care Services	Marysville	OH	(f)	237	949	-	-	237	949	1,186	(79)	2005	06/27/2013
Child Day Care Services	Marysville	OH	(f)	424	1,696	-	-	424	1,696	2,120	(141)	2005	06/27/2013
Child Day Care Services	Powell	OH	(f)	735	2,303	-	-	735	2,303	3,038	(203)	2004	06/27/2013
Child Day Care Services	Powell	OH	(f)	286	895	-	-	286	895	1,181	(79)	2004	06/27/2013
Child Day Care Services	Westerville	OH	(f)	315	918	-	-	315	918	1,233	(82)	2005	06/27/2013
Child Day Care Services	Westerville	OH	(f)	550	1,601	-	-	550	1,601	2,151	(143)	2005	06/27/2013
Restaurants – Full Service	Midlothian	VA	(f)	729	2,037	-	-	729	2,037	2,766	(193)	1992	06/27/2013
Restaurants – Full Service	Martinsburg	WV	(f)	1,115	1,267	-	-	1,115	1,267	2,382	(131)	1995	06/27/2013
Other Motor Vehicle Dealers	Holiday	FL	(f)	2,444	2,723	912	20	3,356	2,743	6,099	(328)	1974	06/28/2013
Other Motor Vehicle Dealers	Jacksonville	FL	(f)	1,758	2,450	460	1,375	2,218	3,825	6,043	(357)	2010	06/28/2013
Restaurants – Limited Service	Charlotte	NC	(f)	1,545	2,176	-	-	1,545	2,176	3,721	(244)	2009	06/28/2013
Child Day Care Services	Maineville	OH	(f)	685	1,575	-	-	685	1,575	2,260	(170)	2008	06/28/2013
Outpatient Care Centers	North Charleston	SC	(f)	410	2,356	-	-	410	2,356	2,766	(163)	2009	06/28/2013
Restaurants – Limited Service	Glen Allen	VA	(f)	2,184	-	-	-	2,184	-	2,184	-	1995	06/28/2013
Restaurants – Limited Service	North Chesterfield	VA	(f)	1,951	-	-	-	1,951	-	1,951	-	1993	06/28/2013
Restaurants – Full Service	Harker Heights	TX	(f)	860	149	577	1,811	1,437	1,960	3,397	(129)	2014	07/09/2013
Restaurants – Limited Service	Broken Arrow	OK	(f)	366	597	-	-	366	597	963	(55)	2007	07/12/2013
Restaurants – Limited Service	Moore	OK	(f)	179	744	-	-	179	744	923	(61)	2000	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	161	554	-	-	161	554	715	(60)	1978	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	400	473	-	-	400	473	873	(54)	1998	07/12/2013
Restaurants – Limited Service	Leawood	KS	(f)	278	334	130	270	408	604	1,012	(68)	1966	07/16/2013
Restaurants – Full Service	Chattanooga	TN	(f)	1,041	1,101	-	-	1,041	1,101	2,142	(115)	1994	07/17/2013
Restaurants – Full Service	Franklin	TN	(f)	1,641	1,358	-	-	1,641	1,358	2,999	(141)	1992	07/17/2013
Restaurants – Full Service	Hermitage	TN	(f)	1,292	1,228	-	-	1,292	1,228	2,520	(132)	1998	07/17/2013
Restaurants – Full Service	Knoxville	TN	(f)	1,072	1,169	-	-	1,072	1,169	2,241	(124)	1986	07/17/2013
Child Day Care Services	Conover	NC	(f)	250	644	-	-	250	644	894	(64)	1985	07/26/2013
Child Day Care Services	Conover	NC	(f)	257	780	-	-	257	780	1,037	(80)	1986	07/26/2013
Child Day Care Services	Dobson	NC	(f)	73	413	-	-	73	413	486	(42)	1996	07/26/2013
Child Day Care Services	Millers Creek	NC	(f)	219	321	-	-	219	321	540	(48)	1997	07/26/2013
Child Day Care Services	Wilson	NC	(f)	601	568	-	-	601	568	1,169	(59)	1987	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	708	328	-	-	708	328	1,036	(44)	1990	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	959	123	-	-	959	123	1,082	(19)	1992	07/26/2013
Restaurants – Limited Service	Montgomery	AL	(f)	1,615	1,444	-	-	1,615	1,444	3,059	(173)	2006	07/31/2013
Restaurants – Full Service	Champaign	IL	(f)	777	1,640	-	-	777	1,640	2,417	(181)	1984	07/31/2013
Restaurants – Full Service	Peoria	IL	(f)	1,122	1,304	-	-	1,122	1,304	2,426	(143)	2005	07/31/2013
Restaurants – Full Service	Rockford	IL	(f)	1,012	1,643	-	-	1,012	1,643	2,655	(152)	1992	07/31/2013
Restaurants – Limited Service	Gulfport	MS	(f)	2,288	1,674	-	-	2,288	1,674	3,962	(188)	2008	07/31/2013
Home Furnishings Stores	Centerville	OH	(f)	341	948	-	-	341	948	1,289	(93)	1994	08/08/2013
Restaurants – Full Service	Tempe	AZ	(f)	1,696	545	-	-	1,696	545	2,241	(156)	1988	08/13/2013
Motion Picture and Video Industries	Lubbock	TX	(f)	1,115	331	747	5,305	1,862	5,636	7,498	(318)	2014	08/16/2013
Plastics Product Manufacturing	Milesburg	PA	(f)	2,563	4,327	-	-	2,563	4,327	6,890	(737)	1970	08/23/2013
Commercial and Industrial Machinery and Equipment Rental and Leasing	Davie	FL	(f)	2,198	1,973	-	-	2,198	1,973	4,171	(149)	1996	08/28/2013
Commercial and Industrial Machinery and Equipment Rental and Leasing	Fort Myers	FL	(f)	1,384	4,797	-	-	1,384	4,797	6,181	(317)	2007	08/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tampa	FL	(f)	2,063	4,869	318	1,182	2,381	6,051	8,432	(466)	2000	08/28/2013
Furniture Stores	Huntsville	AL	(f)	1,812	4,314	-	-	1,812	4,314	6,126	(326)	1987	08/29/2013
Furniture Stores	Tuscaloosa	AL	(f)	1,273	3,856	-	-	1,273	3,856	5,129	(245)	2007	08/29/2013
Grocery Stores	Houghton	MI	(f)	1,009	1,955	-	-	1,009	1,955	2,964	(230)	1993	08/29/2013
Restaurants – Full Service	Tulsa	OK	(f)	3,210	3,773	20	826	3,230	4,599	7,829	(551)	1991	08/30/2013
Outpatient Care Centers	Charleston	SC	(f)	1,005	1,802	-	-	1,005	1,802	2,807	(124)	1968	08/30/2013
Restaurants – Limited Service	Athens	TN	(f)	318	-	-	-	318	-	318	-	2005	08/30/2013
Restaurants – Limited Service	Cleveland	TN	(f)	346	-	-	-	346	-	346	-	2001	08/30/2013
Restaurants – Limited Service	Dayton	TN	(f)	271	-	-	-	271	-	271	-	1997	08/30/2013
Restaurants – Limited Service	Kimball	TN	(f)	271	-	-	-	271	-	271	-	1987	08/30/2013
Restaurants – Limited Service	Madisonville	TN	(f)	243	-	-	-	243	-	243	-	2005	08/30/2013
Home Furnishings Stores	Fort Worth	TX	(f)	3,783	9,559	-	-	3,783	9,559	13,342	(679)	1998	08/30/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Flint	MI	(f)	919	6,382	-	-	919	6,382	7,301	(787)	1992	09/16/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Kentwood	MI	(f)	1,935	1,473	-	-	1,935	1,473	3,408	(163)	1995	09/16/2013
Restaurants – Limited Service	Moncks Corner	SC	(f)	145	768	-	-	145	768	913	(48)	1989	09/17/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Peoria	IL	(f)	850	2,768	-	-	850	2,768	3,618	(183)	2001	09/18/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Jackson	TN	(f)	3,437	4,634	-	-	3,437	4,634	8,071	(353)	2007	09/18/2013
Health Clubs	Weslaco	TX	(f)	1,565	224	354	3,020	1,919	3,244	5,163	(166)	2014	09/27/2013
Consumer Goods Rental	Bradenton	FL	(f)	365	524	-	-	365	524	889	(46)	1964	09/30/2013
Consumer Goods Rental	Dade City	FL	(f)	533	752	-	-	533	752	1,285	(72)	1995	09/30/2013
Consumer Goods Rental	Lake City	FL	(f)	192	465	-	-	192	465	657	(40)	1973	09/30/2013
Consumer Goods Rental	Plant City	FL	(f)	412	985	-	-	412	985	1,397	(90)	1979	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	752	4,014	-	-	752	4,014	4,766	(339)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	139	457	-	-	139	457	596	(40)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	347	380	-	-	347	380	727	(41)	1999	09/30/2013
Consumer Goods Rental	Adel	GA	(f)	102	544	-	-	102	544	646	(47)	1978	09/30/2013
Consumer Goods Rental	Moultrie	GA	(f)	142	1,072	-	-	142	1,072	1,214	(88)	1960	09/30/2013
Outpatient Care Centers	Ballwin	MO		233	1,297	-	-	233	1,297	1,530	(75)	2011	09/30/2013
Outpatient Care Centers	Ballwin	MO		610	3,390	-	-	610	3,390	4,000	(197)	2004	09/30/2013
Family Entertainment Centers	Bethlehem	PA	(f)	2,484	3,534	-	-	2,484	3,534	6,018	(329)	1998	10/04/2013
Fiber, Yarn, and Thread Mills	Brownsville	TX	(f)	547	1,825	-	-	547	1,825	2,372	(175)	1997	10/08/2013
Consumer Goods Rental	Auburn	WA	(f)	236	835	-	-	236	835	1,071	(61)	1953	10/11/2013
Consumer Goods Rental	Centralia	WA	(f)	298	711	-	-	298	711	1,009	(70)	1975	10/11/2013
Consumer Goods Rental	Moses Lake	WA	(f)	451	569	-	-	451	569	1,020	(64)	1993	10/11/2013
Consumer Goods Rental	Wenatchee	WA	(f)	535	259	-	-	535	259	794	(25)	2005	10/11/2013
Restaurants – Full Service	Chicago	IL	(f)	353	3,103	-	-	353	3,103	3,456	(236)	1894	10/18/2013
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Cranberry Township	PA	(f)	1,220	3,513	-	-	1,220	3,513	4,733	(430)	1998	10/25/2013
Psychiatric and Substance Abuse Hospitals	Jacksonville	FL	(f)	1,372	6,666	1,309	5,774	2,681	12,440	15,121	(537)	1984	10/31/2013
Health Clubs	San Antonio	TX	(f)	3,403	2,796	-	-	3,403	2,796	6,199	(201)	2013	11/04/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Williams	IA	(f)	2,134	4,245	-	-	2,134	4,245	6,379	(473)	2013	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Melrose Park	IL	(f)	1,285	3,249	-	-	1,285	3,249	4,534	(278)	1966	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Northlake	IL	(f)	593	2,234	-	-	593	2,234	2,827	(181)	1964	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Northlake	IL	(f)	770	1,055	-	-	770	1,055	1,825	(111)	1958	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Rockford	IL	(f)	513	1,211	-	-	513	1,211	1,724	(103)	1977	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	South Bend	IN	(f)	359	1,464	-	-	359	1,464	1,823	(137)	1983	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Benton Harbor	MI	(f)	659	1,475	-	-	659	1,475	2,134	(155)	1957	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Coldwater	MI	(f)	757	2,484	-	-	757	2,484	3,241	(262)	1995	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Kitchener	ON		1,440	3,296	-	-	1,440	3,296	4,736	(271)	1975	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	St. Marys	PA	(f)	447	2,098	-	-	447	2,098	2,545	(178)	1987	11/08/2013
Furniture Stores	Southaven	MS	(f)	1,969	4,553	-	-	1,969	4,553	6,522	(278)	2007	11/12/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Furniture Stores	Chattanooga	TN	(f)	2,897	3,891	-	-	2,897	3,891	6,788	(307)	1996	11/12/2013
Furniture Stores	Jackson	TN	(f)	1,956	3,757	-	-	1,956	3,757	5,713	(278)	2004	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	871	6,889	-	-	871	6,889	7,760	(567)	1997	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	795	4,877	-	-	795	4,877	5,672	(591)	1968	11/12/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Fargo	ND	(f)	2,024	7,151	-	-	2,024	7,151	9,175	(523)	2004	11/14/2013
Sporting Goods, Hobby, and Musical Instrument Stores	College Station	TX	13,507	4,044	8,057	-	-	4,044	8,057	12,101	(523)	2007	11/14/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Lubbock	TX		3,264	6,622	-	-	3,264	6,622	9,886	(374)	2007	11/14/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Gadsden	AL	(f)	1,849	299	297	4,003	2,146	4,302	6,448	(212)	2014	11/15/2013
Other Personal Services	Charlotte	NC	(f)	681	2,905	-	-	681	2,905	3,586	(176)	2002	11/22/2013
Restaurants – Full Service	Alcoa	TN	(f)	572	1,295	-	-	572	1,295	1,867	(114)	1997	11/22/2013
Restaurants – Full Service	Knoxville	TN	(f)	861	2,073	-	-	861	2,073	2,934	(190)	1995	11/22/2013
Health Clubs	Humble	TX	(f)	1,209	2,816	-	-	1,209	2,816	4,025	(187)	2012	11/27/2013
Motion Picture and Video Industries	Spring Hill	TN		1,976	180	1,475	6,595	3,451	6,775	10,226	(156)	2015	12/12/2013
Motion Picture and Video Industries	Austin	TX	7,242	3,839	6,201	-	-	3,839	6,201	10,040	(353)	2012	12/12/2013
Restaurants – Full Service	Waco	TX	(f)	888	123	654	2,040	1,542	2,163	3,705	(138)	2014	12/12/2013
Lumber and Other Construction Materials Merchant Wholesalers	Conway	SC	(f)	1,727	3,668	-	-	1,727	3,668	5,395	(417)	2002	12/13/2013
Outpatient Care Centers	Chandler	AZ	(f)	577	1,405	-	-	577	1,405	1,982	(118)	2007	12/16/2013
Outpatient Care Centers	Gilbert	AZ	(f)	578	1,335	-	-	578	1,335	1,913	(116)	2004	12/16/2013
Restaurants – Full Service	Burlington	IA	(f)	585	1,571	-	-	585	1,571	2,156	(122)	2010	12/18/2013
Restaurants – Full Service	Galesburg	IL	(f)	870	1,287	-	-	870	1,287	2,157	(117)	2007	12/18/2013
Restaurants – Full Service	Macomb	IL	(f)	858	1,299	-	-	858	1,299	2,157	(119)	2009	12/18/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Cicero	NY	6,569	1,933	7,013	-	-	1,933	7,013	8,946	(451)	2004	12/19/2013
Health Clubs	Denver	CO	(f)	608	4,393	12	453	620	4,846	5,466	(375)	1997	12/30/2013
Restaurants – Limited Service	Evansville	IN	(f)	381	840	-	-	381	840	1,221	(76)	2005	12/30/2013
Psychiatric and Substance Abuse Hospitals	Knoxville	TN	(f)	223	1,508	-	-	223	1,508	1,731	(123)	1981	12/30/2013
Psychiatric and Substance Abuse Hospitals	Knoxville	TN	(f)	214	1,444	-	-	214	1,444	1,658	(118)	1973	12/30/2013
Psychiatric and Substance Abuse Hospitals	Knoxville	TN	(f)	72	485	-	-	72	485	557	(40)	1989	12/30/2013
Restaurants – Full Service	Houston	TX	(f)	666	780	-	-	666	780	1,446	(69)	2006	12/30/2013
Restaurants – Full Service	Lubbock	TX	(f)	430	920	-	-	430	920	1,350	(77)	2002	12/30/2013
Restaurants – Limited Service	Bristol	CT	(f)	473	501	-	-	473	501	974	(44)	1987	12/31/2013
Restaurants – Limited Service	East Hartford	CT	(f)	345	401	-	-	345	401	746	(37)	1917	12/31/2013
Restaurants – Limited Service	Hamden	CT	(f)	346	349	-	-	346	349	695	(35)	1985	12/31/2013
Restaurants – Limited Service	Hartford	CT	(f)	270	395	-	-	270	395	665	(28)	2009	12/31/2013
Restaurants – Limited Service	Manchester	CT	(f)	114	602	-	-	114	602	716	(47)	1953	12/31/2013
Restaurants – Limited Service	New Britain	CT	(f)	394	1,038	-	-	394	1,038	1,432	(84)	1988	12/31/2013
Restaurants – Limited Service	New Haven	CT	(f)	231	613	-	-	231	613	844	(48)	1982	12/31/2013
Restaurants – Limited Service	Southington	CT	(f)	678	376	-	-	678	376	1,054	(36)	2001	12/31/2013
Restaurants – Limited Service	Torrington	CT	(f)	401	495	-	-	401	495	896	(32)	1993	12/31/2013
Restaurants – Limited Service	Vernon	CT	(f)	255	629	-	-	255	629	884	(59)	1983	12/31/2013
Restaurants – Limited Service	West Hartford	CT	(f)	316	917	-	-	316	917	1,233	(72)	1998	12/31/2013
Restaurants – Limited Service	Wethersfield	CT	(f)	427	628	-	-	427	628	1,055	(37)	2008	12/31/2013
Restaurants – Limited Service	Gainesville	FL	(f)	220	376	-	-	220	376	596	(37)	1980	12/31/2013
Restaurants – Limited Service	Gainesville	FL	(f)	463	432	-	-	463	432	895	(53)	2001	12/31/2013
Restaurants – Limited Service	Middleburg	FL	(f)	502	432	-	-	502	432	934	(45)	2001	12/31/2013
Restaurants – Limited Service	Perry	FL	(f)	184	472	-	-	184	472	656	(44)	1979	12/31/2013
Restaurants – Limited Service	Starke	FL	(f)	365	232	-	-	365	232	597	(25)	1991	12/31/2013
Other Motor Vehicle Dealers	Lake Park	GA	(f)	2,108	2,897	-	-	2,108	2,897	5,005	(292)	2013	12/31/2013
Other Food Manufacturing	South Holland	IL	(f)	1,373	14,648	-	-	1,373	14,648	16,021	(1,021)	1991	12/31/2013
Restaurants – Full Service	Olathe	KS	(f)	787	2,119	-	-	787	2,119	2,906	(169)	2005	12/31/2013
Restaurants – Full Service	Springfield	MO	(f)	1,684	5,405	109	257	1,793	5,662	7,455	(424)	1977	12/31/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Semiconductor and Other Electronic Component Manufacturing	State College	PA	9,841	4,398	11,502	-	-	4,398	11,502	15,900	(1,386)	1960	12/31/2013
Elementary and Secondary Schools	Arlington	TX	(f)	744	5,783	-	-	744	5,783	6,527	(326)	1945	12/31/2013
Child Day Care Services	Houston	TX	(f)	706	2,798	-	-	706	2,798	3,504	(161)	2003	12/31/2013
Motion Picture and Video Industries	Keller	TX		1,532	1,720	1,691	5,758	3,223	7,478	10,701	(350)	2014	12/31/2013
Restaurants – Limited Service	Buckeye	AZ	(f)	731	724	-	-	731	724	1,455	(116)	1999	01/03/2014
Restaurants – Limited Service	Bullhead City	AZ	(f)	461	282	-	-	461	282	743	(42)	2002	01/03/2014
Restaurants – Limited Service	Cottonwood	AZ	(f)	503	611	-	-	503	611	1,114	(71)	1996	01/03/2014
Restaurants – Limited Service	Golden Valley	AZ	(f)	316	206	-	-	316	206	522	(32)	1998	01/03/2014
Restaurants – Limited Service	Prescott	AZ	(f)	640	635	-	-	640	635	1,275	(91)	1993	01/03/2014
Restaurants – Limited Service	Show Low	AZ	(f)	603	882	-	-	603	882	1,485	(98)	2006	01/03/2014
Child Day Care Services	Alexandria	KY	(f)	317	852	-	-	317	852	1,169	(67)	1997	01/03/2014
Child Day Care Services	Covington	KY	(f)	240	989	-	-	240	989	1,229	(67)	1990	01/03/2014
Child Day Care Services	Crescent Springs	KY	(f)	205	692	-	-	205	692	897	(59)	1990	01/03/2014
Child Day Care Services	Crestview Hills	KY	(f)	566	1,862	-	-	566	1,862	2,428	(123)	2007	01/03/2014
Child Day Care Services	Erlanger	KY	(f)	295	1,277	-	-	295	1,277	1,572	(96)	2000	01/03/2014
Child Day Care Services	Florence	KY	(f)	418	1,426	-	-	418	1,426	1,844	(109)	1992	01/03/2014
Child Day Care Services	Florence	KY	(f)	289	699	-	-	289	699	988	(64)	1988	01/03/2014
Child Day Care Services	Hebron	KY	(f)	350	1,555	-	-	350	1,555	1,905	(118)	1997	01/03/2014
Child Day Care Services	Independence	KY	(f)	440	1,141	-	-	440	1,141	1,581	(103)	2000	01/03/2014
Child Day Care Services	Taylor Mill	KY	(f)	658	752	-	-	658	752	1,410	(72)	1995	01/03/2014
Child Day Care Services	Walton	KY	(f)	269	1,253	-	-	269	1,253	1,522	(90)	1998	01/03/2014
Other Food Manufacturing	Mason City	IA	(f)	401	8,703	-	-	401	8,703	9,104	(453)	2003	01/10/2014
Gambling Industries	Cripple Creek	CO		702	16,128	-	-	702	16,128	16,830	(794)	2008	01/17/2014
Gambling Industries	Cripple Creek	CO		212	588	-	-	212	588	800	(62)	1993	01/17/2014
Gambling Industries	Cripple Creek	CO		105	-	-	1,335	105	1,335	1,440	-		01/17/2014
Child Day Care Services	Jamestown	NC	(f)	477	730	-	-	477	730	1,207	(79)	1989	01/24/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Montrose	CO	(f)	291	5,521	-	-	291	5,521	5,812	(375)	1995	01/31/2014
Health Clubs	Louisville	KY	(f)	2,493	6,029	-	-	2,493	6,029	8,522	(465)	1972	01/31/2014
Health Clubs	Lexington	KY		1,164	8,000	-	-	1,164	8,000	9,164	(427)	2004	01/31/2014
Health Clubs	Lexington	KY	15,516	1,251	6,619	-	-	1,251	6,619	7,870	(352)	2005	01/31/2014
Health Clubs	Antioch	TN		1,400	5,388	-	-	1,400	5,388	6,788	(328)	2002	01/31/2014
Child Day Care Services	Fayetteville	AR	(f)	465	1,866	-	-	465	1,866	2,331	(117)	2012	02/14/2014
Restaurants – Full Service	Eagan	MN	(f)	1,405	2,162	-	-	1,405	2,162	3,567	(130)	1996	02/19/2014
Restaurants – Full Service	Maplewood	MN	(f)	915	1,848	-	-	915	1,848	2,763	(112)	2000	02/19/2014
Restaurants – Full Service	Naperville	IL		2,000	489	501	1,564	2,501	2,053	4,554	(117)	2014	03/06/2014
Colleges, Universities, and Professional Schools	Columbia	SC		562	11,878	-	810	562	12,688	13,250	(772)	1995	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		638	5,017	-	-	638	5,017	5,655	(313)	2010	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		244	-	766	3,351	1,010	3,351	4,361	(112)	2015	03/10/2014
Child Day Care Services	Alpharetta	GA	(f)	920	1,590	-	-	920	1,590	2,510	(88)	2007	03/11/2014
Child Day Care Services	Cumming	GA	(f)	826	3,449	-	-	826	3,449	4,275	(177)	2006	03/11/2014
Health Clubs	Vestavia Hills	AL		1,299	6,199	-	-	1,299	6,199	7,498	(315)	2007	03/20/2014
Restaurants – Full Service	Athens	GA	(f)	731	1,065	-	-	731	1,065	1,796	(78)	2007	03/21/2014
Restaurants – Full Service	Winder	GA	(f)	752	1,045	-	-	752	1,045	1,797	(55)	2005	03/21/2014
Junior Colleges	Overland Park	KS		4,181	8,942	-	-	4,181	8,942	13,123	(411)	2012	03/21/2014
Restaurants – Full Service	Lenoir	NC	(f)	975	1,065	-	-	975	1,065	2,040	(57)	2008	03/21/2014
Restaurants – Full Service	Anderson	SC	(f)	900	825	-	-	900	825	1,725	(66)	2006	03/21/2014
Restaurants – Full Service	Camden	SC	(f)	765	1,275	-	-	765	1,275	2,040	(78)	2006	03/21/2014
Restaurants – Full Service	Cheraw	SC	(f)	626	947	-	-	626	947	1,573	(56)	2007	03/21/2014
Restaurants – Full Service	Clinton	SC	(f)	697	1,515	-	-	697	1,515	2,212	(88)	2006	03/21/2014
Restaurants – Full Service	Greenwood	SC	(f)	808	1,181	-	-	808	1,181	1,989	(93)	1995	03/21/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Bristol	TN	(f)	776	1,020	-	-	776	1,020	1,796	(79)	2005	03/21/2014
Restaurants – Full Service	Kingsport	TN	(f)	814	1,053	-	-	814	1,053	1,867	(78)	2006	03/21/2014
Restaurants – Full Service	Dublin	VA	(f)	947	971	-	-	947	971	1,918	(64)	2008	03/21/2014
Restaurants – Limited Service	Jacksonville	FL	(f)	494	-	-	-	494	-	494	-	1997	03/27/2014
Restaurants – Limited Service	Miami	FL	(f)	1,210	-	-	-	1,210	-	1,210	-	1981	03/27/2014
Restaurants – Limited Service	Orlando	FL	(f)	625	-	-	-	625	-	625	-	1997	03/27/2014
Restaurants – Limited Service	Tampa	FL	(f)	474	-	-	-	474	-	474	-	1999	03/27/2014
Restaurants – Limited Service	Warner Robins	GA	(f)	373	-	-	-	373	-	373	-	1996	03/27/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Irving	TX	(f)	1,375	4,661	-	-	1,375	4,661	6,036	(245)	1982	03/27/2014
Family Entertainment Centers	Tempe	AZ	(f)	3,288	6,268	-	-	3,288	6,268	9,556	(389)	2013	03/28/2014
Restaurants – Limited Service	Los Fresnos	TX	(f)	250	772	14	86	264	858	1,122	(65)	2014	03/28/2014
Health Clubs	Antioch	CA	(f)	836	2,724	-	-	836	2,724	3,560	(167)	1989	03/31/2014
Health Clubs	Monterey	CA	(f)	868	2,694	-	-	868	2,694	3,562	(184)	1978	03/31/2014
Offices of Physicians	Boynton Beach	FL	(f)	301	4,727	-	-	301	4,727	5,028	(333)	2005	03/31/2014
Offices of Physicians	Jupiter	FL	(f)	158	4,457	-	-	158	4,457	4,615	(235)	2011	03/31/2014
Offices of Physicians	Wellington	FL	(f)	860	4,652	-	-	860	4,652	5,512	(279)	2009	03/31/2014
Converted Paper Product Manufacturing	Hattiesburg	MS	(f)	2,727	4,045	-	-	2,727	4,045	6,772	(274)	1982	03/31/2014
Motor Vehicle Parts Manufacturing	Miami	OK		90	1,157	731	1,928	821	3,085	3,906	(215)	1971	03/31/2014
Child Day Care Services	Fort Mill	SC	(f)	707	3,271	-	-	707	3,271	3,978	(183)	2007	03/31/2014
Other Wood Product Manufacturing	Elgin	IL	(f)	1,374	714	-	-	1,374	714	2,088	(45)	1996	04/09/2014
Other Miscellaneous Manufacturing	Bozeman	MT	(f)	2,127	348	-	-	2,127	348	2,475	(45)	1977	04/09/2014
Other Miscellaneous Manufacturing	Nashville	TN	(f)	4,264	4,273	-	-	4,264	4,273	8,537	(416)	1975	04/09/2014
Offices of Physicians	Fort Pierce	FL	(f)	806	2,953	-	-	806	2,953	3,759	(258)	2007	04/10/2014
Offices of Physicians	Palm Beach Gardens	FL	(f)	43	1,337	-	-	43	1,337	1,380	(78)	2005	04/10/2014
Offices of Physicians	Palm Beach Gardens	FL	(f)	32	1,288	-	-	32	1,288	1,320	(84)	2005	04/10/2014
Offices of Physicians	Vero Beach	FL	(f)	233	2,529	-	-	233	2,529	2,762	(201)	2009	04/10/2014
Offices of Physicians	Wellington	FL	(f)	272	1,421	-	-	272	1,421	1,693	(52)	2008	04/10/2014
Health Clubs	Phoenix	AZ		-	-	1,411	4,841	1,411	4,841	6,252	(156)	2014	04/16/2014
Junior Colleges	Youngstown	OH	(f)	471	5,075	-	1,170	471	6,245	6,716	(285)	1974	04/16/2014
Health Clubs	Live Oak	TX	3,454	1,266	4,022	-	-	1,266	4,022	5,288	(191)	2004	04/17/2014
Junior Colleges	Middletown	OH	(f)	404	5,441	-	371	404	5,812	6,216	(324)	1969	04/23/2014
Child Day Care Services	Gastonia	NC	(f)	184	1,212	-	-	184	1,212	1,396	(75)	2003	04/25/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Rapid City	SD	(f)	812	1,211	-	-	812	1,211	2,023	(89)	1992	04/30/2014
Offices of Physicians	Jupiter	FL	(f)	742	5,525	-	-	742	5,525	6,267	(284)	2007	05/02/2014
Home Furnishings Stores	Columbus	OH	(f)	753	1,047	-	-	753	1,047	1,800	(60)	2014	05/07/2014
Forging and Stamping	Pharr	TX	(f)	1,343	1,863	-	-	1,343	1,863	3,206	(123)	1999	05/07/2014
Forging and Stamping	Clearwater	FL	(f)	1,529	6,239	-	-	1,529	6,239	7,768	(389)	1994	05/15/2014
Restaurants – Full Service	Schaumburg	IL		2,063	-	1,056	1,623	3,119	1,623	4,742	(92)	2015	05/15/2014
Child Day Care Services	Cincinnati	OH	(f)	537	1,765	-	-	537	1,765	2,302	(86)	2004	05/15/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Lake Worth	TX		2,009	-	1,295	4,642	3,304	4,642	7,946	(208)	2014	05/21/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Tucson	AZ	(f)	1,107	932	-	-	1,107	932	2,039	(83)	1980	05/22/2014
Consumer Goods Rental	Florence	AL		492	634	-	-	492	634	1,126	(34)	2004	05/23/2014
Other Professional, Scientific, and Technical Services	Scottsdale	AZ	(f)	821	1,285	-	-	821	1,285	2,106	(77)	2006	05/23/2014
Bakeries and Tortilla Manufacturing	West Monroe	LA	(f)	902	3,827	-	-	902	3,827	4,729	(278)	2004	05/23/2014
Consumer Goods Rental	Lenoir	NC		548	578	-	-	548	578	1,126	(29)	2005	05/23/2014
Other Professional, Scientific, and Technical Services	Waxhaw	NC	(f)	570	934	-	-	570	934	1,504	(65)	1968	05/23/2014
Consumer Goods Rental	Lynchburg	VA	(f)	259	865	-	-	259	865	1,124	(37)	1961	05/23/2014
Grocery Stores	Lodi	CA		1,431	7,215	-	-	1,431	7,215	8,646	(334)	2004	05/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Henderson	CO	(f)	1,283	1,448	-	-	1,283	1,448	2,731	(126)	1980	05/30/2014
Motion Picture and Video Industries	Flower Mound	TX		1,860	442	927	7,468	2,787	7,910	10,697	(151)	2015	05/30/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other General Purpose Machinery Manufacturing	Saltillo	MS		605	15,409	-	-	605	15,409	16,014	(853)	1974	06/05/2014
Restaurants – Full Service	Shawnee	OK	(f)	192	1,016	-	-	192	1,016	1,208	(51)	1982	06/06/2014
Restaurants – Full Service	San Antonio	TX	(f)	1,578	1,632	-	-	1,578	1,632	3,210	(78)	2008	06/06/2014
Forging and Stamping	Wickliffe	OH	(f)	617	2,725	-	-	617	2,725	3,342	(227)	1958	06/12/2014
Other Support Services	Mills River	NC		1,027	2,862	1,119	1,255	2,146	4,117	6,263	(263)	2001	06/16/2014
Child Day Care Services	Columbus	GA	(f)	377	1,007	-	-	377	1,007	1,384	(49)	2014	06/19/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		2,680	24,103	-	-	2,680	24,103	26,783	(969)	1998	06/20/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		225	2,681	-	-	225	2,681	2,906	(140)	1993	06/20/2014
Support Activities for Air Transportation	East Alton	IL	(f)	1,710	7,126	-	-	1,710	7,126	8,836	(398)	1988	06/20/2014
Medical Equipment and Supplies Manufacturing	North Attleboro	MA		1,541	8,900	-	-	1,541	8,900	10,441	(380)	1981	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Indian Trail	NC	(f)	526	311	-	-	526	311	837	(25)	1968	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Amarillo	TX	(f)	269	457	-	-	269	457	726	(18)	1954	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Humble	TX	(f)	269	467	-	-	269	467	736	(28)	1982	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Milwaukee	WI	(f)	515	3,318	-	-	515	3,318	3,833	(183)	1968	06/20/2014
Restaurants – Full Service	Calumet City	IL	(f)	521	983	-	-	521	983	1,504	(61)	1983	06/23/2014
Restaurants – Full Service	Lansing	IL	(f)	406	877	-	-	406	877	1,283	(76)	1973	06/23/2014
Outpatient Care Centers	Ballwin	MO		696	1,814	-	-	696	1,814	2,510	(105)	1977	06/23/2014
Iron and Steel Mills and Ferroalloy Manufacturing	Peachtree Corners	GA	(f)	400	3,768	-	-	400	3,768	4,168	(295)	1986	06/24/2014
Restaurants – Full Service	Rockford	IL	(f)	239	409	-	-	239	409	648	(40)	1993	06/24/2014
Restaurants – Full Service	Beloit	WI	(f)	218	528	-	-	218	528	746	(49)	1983	06/24/2014
Restaurants – Full Service	Mauston	WI	(f)	226	432	-	-	226	432	658	(42)	2000	06/24/2014
Restaurants – Full Service	Monroe	WI	(f)	344	711	-	-	344	711	1,055	(55)	1977	06/24/2014
Other Personal Services	Lexington	KY	(f)	943	1,967	-	-	943	1,967	2,910	(93)	2005	06/25/2014
Electrical Equipment Manufacturing	Chattanooga	TN	(f)	1,419	5,648	-	-	1,419	5,648	7,067	(315)	1960	06/25/2014
Warehousing and Storage	Perth Amboy	NJ	21,125	6,396	23,189	-	-	6,396	23,189	29,585	(1,283)	1955	06/26/2014
Child Day Care Services	Anderson Township	OH	(f)	273	829	-	-	273	829	1,102	(55)	1995	06/26/2014
Child Day Care Services	Forney	TX	(f)	511	2,785	-	-	511	2,785	3,296	(109)	2004	06/26/2014
Health Clubs	Oakdale	CA	(f)	1,073	4,560	-	-	1,073	4,560	5,633	(262)	1973	06/27/2014
Other Professional, Scientific, and Technical Services	Orlando	FL	(f)	461	385	-	-	461	385	846	(26)	1998	06/27/2014
Restaurants – Limited Service	Saint Martinville	LA	(f)	264	921	-	-	264	921	1,185	(77)	1987	06/27/2014
Health Clubs	Chanhassen	MN	(f)	511	2,168	-	-	511	2,168	2,679	(91)	1999	06/27/2014
Health Clubs	Maple Grove	MN	(f)	1,372	1,386	-	-	1,372	1,386	2,758	(130)	2001	06/27/2014
Health Clubs	Chapel Hill	NC	(f)	1,198	1,926	-	105	1,198	2,031	3,229	(134)	2005	06/30/2014
Health Clubs	Hanahan	SC	(f)	412	722	-	18	412	740	1,152	(45)	2008	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,615	1,943	-	159	1,615	2,102	3,717	(94)	1985	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,427	3,281	-	92	1,427	3,373	4,800	(137)	2004	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	670	904	-	-	670	904	1,574	(53)	1998	06/30/2014
Health Clubs	North Charleston	SC	(f)	1,618	800	-	283	1,618	1,083	2,701	(59)	1986	06/30/2014
Child Day Care Services	Colorado Springs	CO	(f)	855	1,851	-	13	855	1,864	2,719	(78)	2008	07/24/2014
Child Day Care Services	Loveland	CO	(f)	629	1,005	-	21	629	1,026	1,655	(57)	2003	07/24/2014
Child Day Care Services	Cartersville	GA	(f)	343	601	-	25	343	626	969	(36)	1997	07/24/2014
Child Day Care Services	Kennesaw	GA	(f)	557	714	-	65	557	779	1,336	(40)	1997	07/24/2014
Child Day Care Services	Norcross	GA	(f)	487	521	-	-	487	521	1,008	(29)	1988	07/24/2014
Child Day Care Services	Stockbridge	GA	(f)	426	891	-	87	426	978	1,404	(50)	1997	07/24/2014
Child Day Care Services	Tucker	GA	(f)	450	585	-	14	450	599	1,049	(34)	1994	07/24/2014
Child Day Care Services	Woodstock	GA	(f)	537	299	-	42	537	341	878	(19)	1992	07/24/2014
Child Day Care Services	Charlotte	NC	(f)	625	783	-	-	625	783	1,408	(47)	2001	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	325	193	-	33	325	226	551	(14)	1983	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	628	244	-	42	628	286	914	(16)	1968	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	330	360	-	90	330	450	780	(21)	1970	07/24/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Greensboro	NC	(f)	500	300	-	53	500	353	853	(19)	1978	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	544	173	-	80	544	253	797	(14)	1981	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	519	362	-	30	519	392	911	(27)	1969	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	364	517	-	69	364	586	950	(32)	1983	07/24/2014
Child Day Care Services	Aiken	SC	(f)	164	508	-	7	164	515	679	(30)	1985	07/24/2014
Child Day Care Services	Aiken	SC	(f)	281	563	-	-	281	563	844	(36)	1992	07/24/2014
Child Day Care Services	Duncan	SC	(f)	428	326	-	70	428	396	824	(32)	1997	07/24/2014
Child Day Care Services	Florence	SC	(f)	147	489	-	2	147	491	638	(27)	1983	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	317	183	-	36	317	219	536	(14)	1978	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	367	396	-	23	367	419	786	(26)	1984	07/24/2014
Child Day Care Services	Greer	SC	(f)	125	633	-	24	125	657	782	(41)	2002	07/24/2014
Child Day Care Services	Mauldin	SC	(f)	296	231	-	125	296	356	652	(16)	1981	07/24/2014
Child Day Care Services	North Augusta	SC	(f)	257	561	-	55	257	616	873	(33)	1983	07/24/2014
Child Day Care Services	North Charleston	SC	(f)	272	300	-	41	272	341	613	(20)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	334	293	-	7	334	300	634	(20)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	185	560	-	140	185	700	885	(30)	1973	07/24/2014
Child Day Care Services	Summerville	SC	(f)	678	185	-	81	678	266	944	(15)	1984	07/24/2014
Child Day Care Services	Frisco	TX	(f)	509	1,253	-	24	509	1,277	1,786	(50)	1996	07/24/2014
Child Day Care Services	Little Elm	TX	(f)	454	1,018	-	35	454	1,053	1,507	(53)	1989	07/24/2014
Boiler, Tank, and Shipping Container Manufacturing	Anderson	SC	(f)	369	1,015	-	-	369	1,015	1,384	(59)	1994	07/29/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Rothschild	WI	(f)	2,440	10,171	-	-	2,440	10,171	12,611	(439)	2003	07/29/2014
Drugs and Druggists' Sundries Merchant Wholesalers	Knoxville	TN	(f)	1,421	7,109	-	-	1,421	7,109	8,530	(358)	1983	07/30/2014
Electronics and Appliance Stores	Phoenix	AZ	(f)	3,480	3,209	-	-	3,480	3,209	6,689	(147)	1988	07/31/2014
Electronics and Appliance Stores	Colorado Springs	CO	(f)	2,223	4,197	-	-	2,223	4,197	6,420	(160)	1995	07/31/2014
Motion Picture and Video Industries	Berlin	CT	(f)	2,937	6,719	-	-	2,937	6,719	9,656	(439)	1990	07/31/2014
Lessors of Real Estate	Sugar Hill	GA	(f)	1,658	4,507	-	-	1,658	4,507	6,165	(269)	2013	07/31/2014
Motion Picture and Video Industries	Springfield	MO	(f)	2,299	7,487	-	-	2,299	7,487	9,786	(305)	1990	07/31/2014
Motion Picture and Video Industries	Ridgefield Park	NJ	(f)	44	10,848	-	-	44	10,848	10,892	(516)	1991	07/31/2014
Motion Picture and Video Industries	Boerne	TX	(f)	4,186	3,413	-	-	4,186	3,413	7,599	(268)	2013	07/31/2014
Lessors of Real Estate	Corinth	TX	(f)	2,517	4,173	-	-	2,517	4,173	6,690	(244)	2009	07/31/2014
Lessors of Real Estate	Houston	TX	(f)	2,650	3,644	-	-	2,650	3,644	6,294	(223)	2005	07/31/2014
Electronics and Appliance Stores	Lubbock	TX	(f)	2,220	4,148	-	-	2,220	4,148	6,368	(183)	2014	07/31/2014
Child Day Care Services	Monroe	NC	(f)	753	1,560	-	-	753	1,560	2,313	(81)	2000	08/08/2014
Furniture Stores	Portland	OR		1,693	1,769	-	1,554	1,693	3,323	5,016	(113)	1997	08/08/2014
Child Day Care Services	McDonough	GA	(f)	310	812	-	-	310	812	1,122	(41)	1999	08/11/2014
Other Professional, Scientific, and Technical Services	Tucson	AZ	(f)	1,200	5,810	-	-	1,200	5,810	7,010	(224)	2004	08/21/2014
Other Professional, Scientific, and Technical Services	Baltimore	MD	(f)	1,235	1,347	-	-	1,235	1,347	2,582	(93)	1950	08/28/2014
Furniture Stores	Memphis	TN	(f)	1,367	3,771	-	-	1,367	3,771	5,138	(142)	2005	09/02/2014
Child Day Care Services	Huntersville	NC	(f)	1,118	1,718	-	-	1,118	1,718	2,836	(65)	2006	09/05/2014
Consumer Goods Rental	Immokalee	FL	(f)	548	686	-	-	548	686	1,234	(27)	1999	09/09/2014
Consumer Goods Rental	Lewiston	ID	(f)	390	996	-	-	390	996	1,386	(56)	2008	09/10/2014
Consumer Goods Rental	Hardin	MT	(f)	45	513	-	-	45	513	558	(34)	1920	09/10/2014
Consumer Goods Rental	Moses Lake	WA	(f)	459	1,034	-	-	459	1,034	1,493	(60)	2009	09/10/2014
Consumer Goods Rental	Casper	WY	(f)	506	846	-	-	506	846	1,352	(49)	2009	09/10/2014
Restaurants – Full Service	Chicago	IL	(f)	25	2,769	-	-	25	2,769	2,794	(123)	1926	09/15/2014
Consumer Goods Rental	Puyallup	WA	(f)	743	392	-	-	743	392	1,135	(33)	1982	09/16/2014
Other Professional, Scientific, and Technical Services	Albany	GA	(f)	176	438	-	-	176	438	614	(23)	1974	09/17/2014
Health Clubs	Southaven	MS	(f)	2,264	3,039	-	-	2,264	3,039	5,303	(176)	1999	09/18/2014
Motion Picture and Video Industries	Parker	CO	3,700	1,773	4,252	-	-	1,773	4,252	6,025	(207)	2002	09/23/2014
Restaurants – Full Service	Morristown	TN	(f)	552	958	-	-	552	958	1,510	(52)	1987	09/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Ambulatory Health Care Services	Birmingham	AL		316	1,628	-	-	316	1,628	1,944	(56)	2008	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		357	3,099	-	-	357	3,099	3,456	(105)	1982	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		283	1,510	-	-	283	1,510	1,793	(70)	1985	09/24/2014
Other Ambulatory Health Care Services	Council Bluffs	IA		946	2,010	-	-	946	2,010	2,956	(84)	2009	09/24/2014
Other Ambulatory Health Care Services	Rexburg	ID		139	1,204	-	-	139	1,204	1,343	(51)	1976	09/24/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Forest Lake	MN	(f)	5,403	7,570	-	-	5,403	7,570	12,973	(344)	2003	09/24/2014
Other Ambulatory Health Care Services	Cleveland	OH		274	1,990	-	-	274	1,990	2,264	(76)	2009	09/24/2014
Other Ambulatory Health Care Services	Fort Worth	TX		1,584	2,053	-	-	1,584	2,053	3,637	(76)	2009	09/24/2014
Other Ambulatory Health Care Services	Salt Lake City	UT		543	649	-	-	543	649	1,192	(31)	1972	09/24/2014
Restaurants – Full Service	Fort Myers	FL	(f)	1,373	1,946	-	-	1,373	1,946	3,319	(89)	1977	09/25/2014
Restaurants – Full Service	Bangor	ME	(f)	506	547	-	-	506	547	1,053	(30)	2006	09/29/2014
Restaurants – Full Service	Ellsworth	ME	(f)	249	552	-	-	249	552	801	(39)	1979	09/29/2014
Restaurants – Full Service	Farmington	ME	(f)	365	648	-	-	365	648	1,013	(36)	1993	09/29/2014
Restaurants – Full Service	Presque Isle	ME	(f)	172	416	-	-	172	416	588	(33)	1980	09/29/2014
Restaurants – Full Service	Concord	NH	(f)	563	359	-	-	563	359	922	(29)	1973	09/29/2014
Restaurants – Full Service	Dover	NH	(f)	832	678	-	-	832	678	1,510	(49)	1979	09/29/2014
Restaurants – Full Service	Littleton	NH	(f)	418	362	-	-	418	362	780	(28)	1981	09/29/2014
Restaurants – Full Service	Nashua	NH	(f)	508	668	-	-	508	668	1,176	(35)	2006	09/29/2014
Restaurants – Full Service	Galloway	NJ	(f)	819	498	-	-	819	498	1,317	(37)	1991	09/29/2014
Restaurants – Full Service	Bennington	VT	(f)	480	482	-	-	480	482	962	(36)	1998	09/29/2014
Restaurants – Full Service	Rutland	VT	(f)	475	346	-	-	475	346	821	(26)	1983	09/29/2014
Restaurants – Full Service	Eden Prairie	MN	(f)	1,252	2,873	-	-	1,252	2,873	4,125	(103)	1994	09/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Watertown	SD	(f)	2,425	7,933	-	-	2,425	7,933	10,358	(408)	2014	09/30/2014
Building Material and Supplies Dealers	Columbus	OH	(f)	1,475	3,704	-	-	1,475	3,704	5,179	(296)	1994	10/03/2014
Junior Colleges	Warren	OH	(f)	194	340	-	966	194	1,306	1,500	(35)	1968	10/03/2014
Outpatient Care Centers	Bentonville	AR		872	664	-	-	872	664	1,536	(48)	2014	10/22/2014
Health Clubs	Carmichael	CA		1,301	3,840	-	-	1,301	3,840	5,141	(172)	1977	10/31/2014
Restaurants – Full Service	Indianapolis	IN		468	1,570	-	-	468	1,570	2,038	(69)	1985	10/31/2014
Grantmaking and Giving Services	Shawnee	OK		624	1,294	-	-	624	1,294	1,918	(55)	2011	11/12/2014
Motion Picture and Video Industries	La Vista	NE		807	251	504	7,175	1,311	7,426	8,737	(37)	2015	11/14/2014
Child Day Care Services	Collierville	TN		544	1,986	-	-	544	1,986	2,530	(84)	1999	11/14/2014
Child Day Care Services	Collierville	TN		579	1,316	-	-	579	1,316	1,895	(48)	2009	11/14/2014
Furniture Stores	Wichita Falls	TX		1,198	5,038	-	-	1,198	5,038	6,236	(155)	2006	11/19/2014
Outpatient Care Centers	Battle Creek	MI		593	777	-	-	593	777	1,370	(30)	2014	11/20/2014
Child Day Care Services	Stockbridge	GA		206	315	-	349	206	664	870	(15)	2006	11/21/2014
Paint, Coating, and Adhesive Manufacturing	Grove City	OH		605	1,207	-	154	605	1,361	1,966	(44)	1979	11/25/2014
Paint, Coating, and Adhesive Manufacturing	Fort Worth	TX		451	2,513	-	-	451	2,513	2,964	(95)	1967	11/25/2014
Restaurants – Full Service	Chicago	IL		666	2,275	-	-	666	2,275	2,941	(64)	1898	11/26/2014
Restaurants – Full Service	Chicago	IL		1,130	3,699	-	-	1,130	3,699	4,829	(102)	1908	11/26/2014
Restaurants – Full Service	Chicago	IL		1,697	3,360	-	-	1,697	3,360	5,057	(96)	1892	11/26/2014
Motor Vehicle and Motor Vehicle Parts and Supplies Merchant Wholesalers	Mechanicsburg	PA	(f)	9,019	1,771	-	-	9,019	1,771	10,790	(241)	1980	12/05/2014
Restaurants – Limited Service	Bessemer	AL		517	830	-	-	517	830	1,347	(37)	1994	12/10/2014
Restaurants – Limited Service	Birmingham	AL		334	764	-	-	334	764	1,098	(33)	1989	12/10/2014
Restaurants – Limited Service	Birmingham	AL		701	706	-	-	701	706	1,407	(33)	1991	12/10/2014
Restaurants – Limited Service	Birmingham	AL		726	752	-	-	726	752	1,478	(35)	2002	12/10/2014
Restaurants – Limited Service	Birmingham	AL		566	841	-	-	566	841	1,407	(38)	1995	12/10/2014
Restaurants – Limited Service	Decatur	AL		235	1,012	-	-	235	1,012	1,247	(43)	1996	12/10/2014
Restaurants – Limited Service	Fairfield	AL		583	765	-	-	583	765	1,348	(34)	1995	12/10/2014
Restaurants – Limited Service	Forestdale	AL		559	769	-	-	559	769	1,328	(34)	1991	12/10/2014
Restaurants – Limited Service	Gardendale	AL		915	492	-	-	915	492	1,407	(25)	1988	12/10/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Hueytown	AL		886	282	-	-	886	282	1,168	(22)	1988	12/10/2014
Restaurants – Limited Service	Huntsville	AL		368	910	-	-	368	910	1,278	(38)	1976	12/10/2014
Restaurants – Limited Service	Huntsville	AL		404	873	-	-	404	873	1,277	(39)	2004	12/10/2014
Restaurants – Limited Service	Madison	AL		511	756	-	-	511	756	1,267	(36)	1986	12/10/2014
Restaurants – Limited Service	Madison	AL		468	1,009	-	-	468	1,009	1,477	(47)	1999	12/10/2014
Restaurants – Limited Service	Meridianville	AL		598	1,358	-	-	598	1,358	1,956	(59)	2001	12/10/2014
Outpatient Care Centers	San Tan Valley	AZ		539	294	500	779	1,039	1,073	2,112	(30)	2015	12/11/2014
Child Day Care Services	Huntsville	AL		298	1,187	-	-	298	1,187	1,485	(48)	1994	12/12/2014
Child Day Care Services	Huntsville	AL		694	1,181	-	-	694	1,181	1,875	(47)	2003	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	543	893	-	-	543	893	1,436	(43)	2014	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	594	1,276	-	-	594	1,276	1,870	(54)	2014	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		147	252	-	-	147	252	399	(10)	2003	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		139	280	-	-	139	280	419	(13)	1975	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		107	351	-	-	107	351	458	(13)	1987	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		165	194	-	-	165	194	359	(10)	1980	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		194	255	-	-	194	255	449	(14)	1982	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		183	256	-	-	183	256	439	(14)	1981	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		269	180	-	-	269	180	449	(15)	1977	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		162	197	-	-	162	197	359	(11)	1983	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		1,408	2,891	-	-	1,408	2,891	4,299	(121)	1990	12/12/2014
Restaurants – Limited Service	Boise	ID		670	-	-	-	670	-	670	-	2000	12/15/2014
Restaurants – Limited Service	Boise	ID		610	-	-	-	610	-	610	-	2003	12/15/2014
Restaurants – Limited Service	Emmett	ID		350	-	-	-	350	-	350	-	2006	12/15/2014
Restaurants – Limited Service	Garden City	ID		410	-	-	-	410	-	410	-	2005	12/15/2014
Restaurants – Limited Service	Meridian	ID		490	-	-	-	490	-	490	-	2003	12/15/2014
Restaurants – Limited Service	Nampa	ID		480	-	-	-	480	-	480	-	2006	12/15/2014
Restaurants – Limited Service	Nampa	ID		410	-	-	-	410	-	410	-	2006	12/15/2014
Restaurants – Full Service	Chicago	IL		2,298	2,425	-	-	2,298	2,425	4,723	(68)	1911	12/15/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		655	5,499	-	-	655	5,499	6,154	(190)	1999	12/16/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		300	1,831	-	-	300	1,831	2,131	(66)	1989	12/16/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		195	1,406	-	-	195	1,406	1,601	(51)	1986	12/16/2014
Health and Personal Care Stores	Elizabethtown	NY		89	2,305	-	-	89	2,305	2,394	(77)	1972	12/16/2014
Health and Personal Care Stores	Syracuse	NY		357	1,610	-	-	357	1,610	1,967	(57)	1986	12/16/2014
Foundation, Structure, and Building Exterior Contractors	Chandler	AZ		1,884	6,218	-	-	1,884	6,218	8,102	(157)	2010	12/17/2014
Outpatient Care Centers	Jackson	MI		490	1,290	-	-	490	1,290	1,780	(42)	2014	12/18/2014
Restaurants – Full Service	Woodbury	MN		2,758	2,275	-	-	2,758	2,275	5,033	(71)	2008	12/18/2014
Restaurants – Full Service	Portage	IN		1,406	2,351	-	-	1,406	2,351	3,757	(73)	2007	12/19/2014
Motion Picture and Video Industries	Nicholasville	KY		4,505	3,506	-	4,540	4,505	8,046	12,551	(118)	2005	12/19/2014
Restaurants – Full Service	Bakersfield	CA		923	3,686	-	-	923	3,686	4,609	(138)	1986	12/22/2014
Restaurants – Full Service	Albemarle	NC		419	482	-	-	419	482	901	(26)	1998	12/22/2014
Restaurants – Full Service	Kernersville	NC		281	430	-	-	281	430	711	(22)	1995	12/22/2014
Restaurants – Full Service	Lenior	NC		537	454	-	-	537	454	991	(28)	1997	12/22/2014
Restaurants – Full Service	Mt. Airy	NC		331	450	-	-	331	450	781	(26)	1996	12/22/2014
Restaurants – Full Service	Sanford	NC		323	479	-	-	323	479	802	(26)	1997	12/22/2014
Grocery Stores	Hot Springs Village	AR		362	1,299	-	36	362	1,335	1,697	(67)	1991	12/23/2014
Grocery Stores	Redfield	AR		415	333	-	60	415	393	808	(29)	1999	12/23/2014
Child Day Care Services	Bremen	GA		550	488	-	-	550	488	1,038	(23)	2005	12/23/2014
Child Day Care Services	McDonough	GA		1,826	748	-	165	1,826	913	2,739	(33)	2006	12/23/2014
Child Day Care Services	Villa Rica	GA		665	792	-	-	665	792	1,457	(30)	2004	12/23/2014
Child Day Care Services	Villa Rica	GA		855	783	-	250	855	1,033	1,888	(31)	1999	12/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Elkin	NC		278	768	-	-	278	768	1,046	(38)	1995	12/23/2014
Child Day Care Services	Greensboro	NC		725	421	-	-	725	421	1,146	(19)	1994	12/23/2014
Child Day Care Services	High Point	NC		462	733	-	-	462	733	1,195	(33)	1996	12/23/2014
Child Day Care Services	King	NC		313	882	-	-	313	882	1,195	(35)	2008	12/23/2014
Child Day Care Services	Mount Airy	NC		176	820	-	-	176	820	996	(34)	1999	12/23/2014
Child Day Care Services	Mount Airy	NC		260	737	-	-	260	737	997	(29)	2006	12/23/2014
Child Day Care Services	Mount Airy	NC		207	739	-	-	207	739	946	(30)	1995	12/23/2014
Other Miscellaneous Manufacturing	Utica	NY		102	988	-	-	102	988	1,090	(34)	1965	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	North Canton	OH		1,574	6,043	-	-	1,574	6,043	7,617	(234)	1989	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Springfield	OH		1,983	2,437	-	-	1,983	2,437	4,420	(101)	1984	12/23/2014
Other Miscellaneous Manufacturing	Warrensville Heights	OH		842	767	-	-	842	767	1,609	(30)	1982	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Monroeville	PA		1,621	6,552	-	-	1,621	6,552	8,173	(264)	1977	12/23/2014
Other Miscellaneous Manufacturing	Cookeville	TN		797	3,689	-	-	797	3,689	4,486	(128)	1973	12/23/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Paris	IL		2,022	4,907	-	-	2,022	4,907	6,929	(273)	1993	12/29/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Hazle Township	PA		1,400	6,260	-	-	1,400	6,260	7,660	(333)	1998	12/29/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Manchester	PA		1,489	5,911	-	-	1,489	5,911	7,400	(206)	1985	12/29/2014
Colleges, Universities, and Professional Schools	Austin	TX		1,721	7,175	-	-	1,721	7,175	8,896	(185)	2012	12/29/2014
Freight Transportation Arrangement	Cartersville	GA		1,119	6,093	-	-	1,119	6,093	7,212	(234)	2000	12/31/2014
Other Professional, Scientific, and Technical Services	Elmwood Park	IL	(f)	258	1,027	-	-	258	1,027	1,285	(52)	1960	12/31/2014
Freight Transportation Arrangement	Spartanburg	SC		1,698	8,619	-	-	1,698	8,619	10,317	(319)	1997	12/31/2014
Restaurants – Full Service	Anderson	SC		1,161	1,134	-	-	1,161	1,134	2,295	(47)	1997	01/05/2015
Health Clubs	Eden Prairie	MN		1,466	3,073	-	-	1,466	3,073	4,539	(171)	1974	01/09/2015
Health Clubs	Danvers	MA		1,588	3,552	-	-	1,588	3,552	5,140	(188)	1974	01/14/2015
Family Entertainment Centers	San Diego	CA		351	10,144	-	-	351	10,144	10,495	(348)	2001	01/15/2015
Child Day Care Services	Wentzville	MO		740	2,229	-	-	740	2,229	2,969	(60)	2006	01/23/2015
Child Day Care Services	Cedar Park	TX		1,482	3,346	-	-	1,482	3,346	4,828	(101)	2010	01/30/2015
Other Wood Product Manufacturing	Janesville	WI		814	3,800	-	-	814	3,800	4,614	(128)	1988	01/30/2015
Restaurants – Limited Service	Demopolis	AL	(f)	312	549	-	-	312	549	861	(25)	1994	02/06/2015
Restaurants – Limited Service	Huntsville	AL	(f)	384	725	-	-	384	725	1,109	(30)	1992	02/06/2015
Restaurants – Limited Service	Talladaga	AL	(f)	352	469	-	-	352	469	821	(23)	1982	02/06/2015
Restaurants – Limited Service	Benton	AR	(f)	410	411	-	-	410	411	821	(19)	1982	02/06/2015
Restaurants – Limited Service	Jacksonville	AR	(f)	316	347	-	-	316	347	663	(17)	1981	02/06/2015
Restaurants – Limited Service	Little Rock	AR	(f)	389	512	-	-	389	512	901	(22)	1977	02/06/2015
Restaurants – Limited Service	Searcy	AR	(f)	327	484	-	-	327	484	811	(22)	1983	02/06/2015
Restaurants – Limited Service	DeLand	FL	(f)	525	365	-	-	525	365	890	(28)	1986	02/06/2015
Restaurants – Limited Service	Jacksonville	FL	(f)	526	374	-	-	526	374	900	(30)	1983	02/06/2015
Restaurants – Limited Service	Atlanta	GA	(f)	383	923	-	-	383	923	1,306	(31)	1982	02/06/2015
Restaurants – Limited Service	Cartersville	GA	(f)	361	1,064	-	-	361	1,064	1,425	(40)	1986	02/06/2015
Restaurants – Limited Service	College Park	GA	(f)	254	488	-	-	254	488	742	(17)	1988	02/06/2015
Restaurants – Limited Service	Columbus	GA	(f)	428	314	-	-	428	314	742	(12)	1985	02/06/2015
Restaurants – Limited Service	Hinesville	GA	(f)	209	741	-	-	209	741	950	(31)	1990	02/06/2015
Restaurants – Limited Service	Marietta	GA	(f)	234	567	-	-	234	567	801	(18)	1985	02/06/2015
Restaurants – Limited Service	Tucker	GA	(f)	367	247	-	-	367	247	614	(13)	1976	02/06/2015
Restaurants – Limited Service	Waycross	GA	(f)	154	538	-	-	154	538	692	(23)	1991	02/06/2015
Restaurants – Limited Service	Edwardsville	IL	(f)	446	355	-	-	446	355	801	(17)	1986	02/06/2015
Restaurants – Limited Service	Clarksville	IN	(f)	286	763	-	-	286	763	1,049	(29)	1977	02/06/2015
Restaurants – Limited Service	Vincennes	IN	(f)	323	429	-	-	323	429	752	(26)	1978	02/06/2015
Restaurants – Limited Service	Bowling Green	KY	(f)	355	368	-	-	355	368	723	(15)	1978	02/06/2015
Restaurants – Limited Service	St. Ann	MO	(f)	367	583	-	-	367	583	950	(21)	1982	02/06/2015
Restaurants – Limited Service	St. Louis	MO	(f)	365	793	-	-	365	793	1,158	(27)	1983	02/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Columbus	MS	(f)	409	422	-	-	409	422	831	(21)	1982	02/06/2015
Restaurants – Limited Service	Greenville	NC	(f)	280	403	-	-	280	403	683	(13)	1986	02/06/2015
Restaurants – Limited Service	Columbus	OH	(f)	342	291	-	-	342	291	633	(16)	1987	02/06/2015
Restaurants – Limited Service	Huber Heights	OH	(f)	358	295	-	-	358	295	653	(16)	1986	02/06/2015
Restaurants – Limited Service	Portsmouth	OH	(f)	279	354	-	-	279	354	633	(15)	1986	02/06/2015
Restaurants – Limited Service	Cayce	SC	(f)	560	795	-	-	560	795	1,355	(44)	1980	02/06/2015
Restaurants – Limited Service	North Charleston	SC	(f)	388	434	-	-	388	434	822	(26)	1985	02/06/2015
Restaurants – Limited Service	Chattanooga	TN	(f)	305	417	-	-	305	417	722	(18)	1981	02/06/2015
Restaurants – Limited Service	Dickson	TN	(f)	424	951	-	-	424	951	1,375	(41)	1981	02/06/2015
Restaurants – Limited Service	Rockwood	TN	(f)	296	367	-	-	296	367	663	(15)	1992	02/06/2015
Restaurants – Limited Service	Beckley	WV	(f)	303	588	-	-	303	588	891	(26)	1982	02/06/2015
Health Clubs	Glendale	AZ		1,298	168	1,052	5,046	2,350	5,214	7,564	(33)	2015	02/13/2015
Restaurants – Limited Service	Bristol	TN		223	709	-	-	223	709	932	(25)	2001	02/13/2015
Restaurants – Limited Service	Elizabethton	TN		269	537	-	-	269	537	806	(19)	2004	02/13/2015
Restaurants – Limited Service	Kingsport	TN		69	902	-	-	69	902	971	(32)	2000	02/13/2015
Restaurants – Limited Service	Norton	VA		167	542	-	-	167	542	709	(19)	1979	02/13/2015
Restaurants – Full Service	Opelika	AL		627	-	-	-	627	-	627	-	2008	02/17/2015
Restaurants – Limited Service	Burton	MI		177	304	-	-	177	304	481	(14)	2003	02/18/2015
Restaurants – Limited Service	Burton	MI		140	225	-	-	140	225	365	(11)	2011	02/18/2015
Restaurants – Limited Service	Burton	MI		563	995	-	-	563	995	1,558	(39)	1980	02/18/2015
Restaurants – Limited Service	Detroit	MI		392	243	-	-	392	243	635	(11)	2011	02/18/2015
Restaurants – Limited Service	Fenton	MI		403	453	-	-	403	453	856	(25)	1980	02/18/2015
Restaurants – Limited Service	Ferndale	MI		428	447	-	-	428	447	875	(17)	1983	02/18/2015
Restaurants – Limited Service	Flint	MI		659	745	-	-	659	745	1,404	(40)	1974	02/18/2015
Restaurants – Limited Service	Flint	MI		164	259	-	-	164	259	423	(14)	1987	02/18/2015
Restaurants – Limited Service	Flint	MI		190	406	-	-	190	406	596	(20)	1929	02/18/2015
Restaurants – Limited Service	Grand Blanc	MI		260	384	-	-	260	384	644	(16)	2011	02/18/2015
Restaurants – Limited Service	Mt. Morris Twp	MI		481	471	-	-	481	471	952	(28)	1976	02/18/2015
Restaurants – Limited Service	Ortonville	MI		231	384	-	-	231	384	615	(17)	2011	02/18/2015
Health Clubs	South Lake Tahoe	CA		683	1,696	-	171	683	1,867	2,550	(52)	1981	02/19/2015
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		302	1,121	-	-	302	1,121	1,423	(51)	1989	02/19/2015
Colleges, Universities, and Professional Schools	Blairsville	PA		1,245	7,284	-	-	1,245	7,284	8,529	(277)	2003	02/25/2015
Outpatient Care Centers	Allen	TX		742	4,837	-	-	742	4,837	5,579	(93)	2013	02/25/2015
Outpatient Care Centers	Frisco	TX		598	3,938	-	-	598	3,938	4,536	(77)	2008	02/25/2015
Foundries	Maple Lake	MN	(f)	352	1,210	-	-	352	1,210	1,562	(54)	1987	03/05/2015
Health Clubs	Bloomingdale	IL		605	1,550	273	151	878	1,701	2,579	(41)	1986	03/06/2015
Other Ambulatory Health Care Services	Cedar City	UT		392	-	388	3,726	780	3,726	4,506	(17)	2015	03/06/2015
Motion Picture and Video Industries	Tulare	CA		573	10,253	-	1,218	573	11,471	12,044	(218)	2004	03/11/2015
Furniture Stores	Lexington	KY	(f)	2,241	3,745	-	-	2,241	3,745	5,986	(119)	2008	03/11/2015
Furniture Stores	Cookeville	TN	(f)	1,013	1,980	-	-	1,013	1,980	2,993	(60)	2004	03/11/2015
Restaurants – Limited Service	Flint	MI		161	538	-	-	161	538	699	(26)	1979	03/12/2015
Restaurants – Limited Service	Grand Blanc	MI		635	478	-	-	635	478	1,113	(27)	1998	03/12/2015
Restaurants – Limited Service	Mt. Morris	MI		77	317	-	-	77	317	394	(15)	1995	03/12/2015
Automotive Repair and Maintenance	Bentonville	AR		865	2,240	-	-	865	2,240	3,105	(76)	2009	03/16/2015
Automotive Repair and Maintenance	Fayetteville	AR		1,056	1,014	-	-	1,056	1,014	2,070	(36)	2005	03/16/2015
Automotive Repair and Maintenance	Little Rock	AR		852	1,007	-	-	852	1,007	1,859	(37)	2011	03/16/2015
Automotive Repair and Maintenance	North Little Rock	AR		707	1,222	-	-	707	1,222	1,929	(43)	2009	03/16/2015
Automotive Repair and Maintenance	Rogers	AR		1,307	1,988	-	-	1,307	1,988	3,295	(73)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA		544	1,194	-	-	544	1,194	1,738	(45)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA		731	2,865	-	-	731	2,865	3,596	(93)	2006	03/16/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Shreveport	LA		479	1,340	-	-	479	1,340	1,819	(46)	2011	03/16/2015
Automotive Repair and Maintenance	Lapeer	MI		76	174	8	44	84	218	302	(6)	1986	03/16/2015
Automotive Repair and Maintenance	Royal Oak	MI		296	136	20	71	316	207	523	(6)	1987	03/16/2015
Automotive Repair and Maintenance	Sterling Heights	MI		275	114	21	61	296	175	471	(7)	1960	03/16/2015
Automotive Repair and Maintenance	Olive Branch	MS		546	781	-	-	546	781	1,327	(28)	2009	03/16/2015
Automotive Repair and Maintenance	Broken Arrow	OK		326	910	-	-	326	910	1,236	(33)	2011	03/16/2015
Automotive Repair and Maintenance	Norman	OK		937	1,243	-	-	937	1,243	2,180	(41)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK		1,187	1,174	-	-	1,187	1,174	2,361	(46)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK		757	1,172	-	-	757	1,172	1,929	(43)	2011	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK		908	1,041	-	-	908	1,041	1,949	(40)	2007	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK		1,065	1,216	-	-	1,065	1,216	2,281	(43)	2011	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK		1,110	1,452	-	-	1,110	1,452	2,562	(57)	2006	03/16/2015
Automotive Repair and Maintenance	Cordova	TN		878	1,885	-	-	878	1,885	2,763	(65)	2006	03/16/2015
Automotive Repair and Maintenance	Memphis	TN		437	1,381	-	-	437	1,381	1,818	(45)	2005	03/16/2015
Automotive Repair and Maintenance	Memphis	TN		911	1,269	-	-	911	1,269	2,180	(43)	2006	03/16/2015
Junior Colleges	New Bedford	MA		178	8,653	-	-	178	8,653	8,831	(325)	1920	03/17/2015
Restaurants – Full Service	Bluffton	SC		657	1,871	-	-	657	1,871	2,528	(40)	2006	03/24/2015
Restaurants – Full Service	Greenville	SC		721	1,579	-	-	721	1,579	2,300	(40)	2001	03/24/2015
Restaurants – Full Service	Hilton Head Island	SC		1,184	1,127	-	150	1,184	1,277	2,461	(36)	1996	03/24/2015
Restaurants – Full Service	North Charleston	SC		2,208	1,760	-	-	2,208	1,760	3,968	(52)	2003	03/24/2015
Foundries	Muscle Shoals	AL	(f)	415	1,091	-	-	415	1,091	1,506	(52)	1968	03/25/2015
Foundries	Grafton	WI	(f)	531	3,575	-	-	531	3,575	4,106	(138)	1948	03/25/2015
Restaurants – Limited Service	Evansville	IN		266	701	-	-	266	701	967	(22)	1981	03/27/2015
Restaurants – Limited Service	Evansville	IN		278	464	-	-	278	464	742	(16)	1994	03/27/2015
Restaurants – Limited Service	Mayfield	KY		437	412	-	-	437	412	849	(27)	1993	03/27/2015
Restaurants – Limited Service	Paducah	KY		702	713	-	-	702	713	1,415	(37)	2006	03/27/2015
Restaurants – Limited Service	Paducah	KY		578	379	-	-	578	379	957	(25)	1991	03/27/2015
Restaurants – Limited Service	Paducah	KY		581	463	-	-	581	463	1,044	(25)	2000	03/27/2015
Restaurants – Limited Service	Paducah	KY		392	399	-	-	392	399	791	(20)	1995	03/27/2015
Restaurants – Limited Service	Cape Giradeau	MO		332	536	-	-	332	536	868	(22)	2005	03/27/2015
Restaurants – Limited Service	Cape Giradeau	MO		260	560	-	-	260	560	820	(18)	1980	03/27/2015
Restaurants – Limited Service	Doniphan	MO		445	502	-	-	445	502	947	(28)	1990	03/27/2015
Restaurants – Limited Service	Jackson	MO		445	482	-	-	445	482	927	(27)	1992	03/27/2015
Restaurants – Limited Service	Malden	MO		446	511	-	-	446	511	957	(28)	2002	03/27/2015
Restaurants – Limited Service	Springfield	MO		559	563	-	-	559	563	1,122	(29)	2000	03/27/2015
Restaurants – Limited Service	Elizabethton	TN		284	741	-	-	284	741	1,025	(23)	1978	03/27/2015
Restaurants – Limited Service	Morristown	TN		509	584	-	-	509	584	1,093	(23)	1978	03/27/2015
Other Support Services	Winona	MN		303	1,896	-	-	303	1,896	2,199	(49)	1993	03/31/2015
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greensboro	NC		412	4,898	-	-	412	4,898	5,310	(131)	1980	03/31/2015
Other Support Services	Mason	OH		470	3,738	-	-	470	3,738	4,208	(99)	1993	03/31/2015
Other Support Services	Mason	OH		383	1,360	-	-	383	1,360	1,743	(38)	1997	03/31/2015
Other Support Services	Algoma	WI		313	5,462	46	-	359	5,462	5,821	(145)	1955	03/31/2015
Other Support Services	Algoma	WI		227	2,037	-	-	227	2,037	2,264	(56)	2000	03/31/2015
Restaurants – Full Service	Canonsburg	PA		1,357	857	21	31	1,378	888	2,266	(37)	1977	04/06/2015
Restaurants – Full Service	Franklin	PA		346	897	22	42	368	939	1,307	(39)	1984	04/06/2015
Restaurants – Full Service	Gibsonia	PA		442	801	21	41	463	842	1,305	(24)	1994	04/06/2015
Restaurants – Full Service	Grove City	PA		421	771	22	43	443	814	1,257	(32)	1998	04/06/2015
Restaurants – Full Service	Kittanning	PA		591	912	19	40	610	952	1,562	(39)	1993	04/06/2015
Restaurants – Full Service	Leechburg	PA		810	1,454	17	37	827	1,491	2,318	(45)	2004	04/06/2015
Restaurants – Full Service	Meadville	PA		263	889	24	45	287	934	1,221	(26)	1983	04/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Monaca	PA		616	1,077	43	60	659	1,137	1,796	(31)	1990	04/06/2015
Restaurants – Full Service	Monroeville	PA		596	646	7	39	603	685	1,288	(20)	1972	04/06/2015
Restaurants – Full Service	Pittsburgh	PA		467	675	18	30	485	705	1,190	(20)	1976	04/06/2015
Restaurants – Full Service	Somerset	PA		603	840	14	78	617	918	1,535	(26)	1992	04/06/2015
Restaurants – Full Service	Petoskey	MI		396	364	-	-	396	364	760	(17)	2004	04/07/2015
Grantmaking and Giving Services	Edmond	OK		499	2,551	-	-	499	2,551	3,050	(39)	2015	04/09/2015
Other Food Manufacturing	Chicago	IL		3,418	8,982	-	-	3,418	8,982	12,400	(378)	1970	04/10/2015
Other Food Manufacturing	Hodgkins	IL		1,762	5,364	-	-	1,762	5,364	7,126	(226)	1970	04/10/2015
All Other Amusement and Recreation	Huntsville	AL		1,307	1,361	76	1,682	1,383	3,043	4,426	(40)	1985	04/16/2015
Restaurants – Full Service	Loganville	GA	(f)	545	1,073	-	-	545	1,073	1,618	(44)	1982	04/16/2015
Fruit and Vegetable Preserving and Specialty Food Manufacturing	Jackson	OH		7,030	39,040	-	-	7,030	39,040	46,070	(940)	1946	04/16/2015
Fruit and Vegetable Preserving and Specialty Food Manufacturing	Jackson	OH		191	4,051	-	-	191	4,051	4,242	(94)	1997	04/16/2015
Child Day Care Services	Cedar Park	TX		761	178	-	2,353	761	2,531	3,292	-		04/17/2015
Restaurants – Full Service	Shelby	NC		619	624	-	166	619	790	1,409	(18)	2000	04/20/2015
Restaurants – Full Service	Waynesville	NC		808	837	-	-	808	837	1,645	(24)	1977	04/20/2015
Restaurants – Full Service	Addison	IL		1,029	793	-	-	1,029	793	1,822	(17)	2005	04/22/2015
Restaurants – Full Service	Chicago	IL		668	902	-	-	668	902	1,570	(18)	1920	04/22/2015
Restaurants – Full Service	Mount Prospect	IL		830	755	-	172	830	927	1,757	(23)	2005	04/22/2015
Restaurants – Full Service	Oak Park	IL		703	426	-	-	703	426	1,129	(9)	2005	04/22/2015
Restaurants – Full Service	Oakbrook Terrace	IL		1,967	870	-	-	1,967	870	2,837	(23)	1998	04/22/2015
Restaurants – Full Service	Oswego	IL		1,094	869	-	-	1,094	869	1,963	(18)	2005	04/22/2015
Restaurants – Full Service	Willowbrook	IL		869	796	-	-	869	796	1,665	(22)	1979	04/22/2015
Restaurants – Full Service	Adrian	MI		356	602	-	-	356	602	958	(20)	2001	04/24/2015
Restaurants – Full Service	Brooklyn	MI		432	466	-	-	432	466	898	(27)	1995	04/24/2015
Restaurants – Full Service	Tecumseh	MI		171	708	-	-	171	708	879	(20)	1880	04/24/2015
Psychiatric and Substance Abuse Hospitals	Barbourville	KY		424	893	-	-	424	893	1,317	(21)	2014	04/29/2015
Psychiatric and Substance Abuse Hospitals	Bowling Green	KY		190	504	-	-	190	504	694	(14)	1987	04/29/2015
Psychiatric and Substance Abuse Hospitals	Danville	KY		244	756	-	-	244	756	1,000	(17)	2010	04/29/2015
Psychiatric and Substance Abuse Hospitals	Frankfort	KY		206	479	-	-	206	479	685	(11)	2011	04/29/2015
Psychiatric and Substance Abuse Hospitals	Morehead	KY		199	710	-	-	199	710	909	(14)	2012	04/29/2015
Health Clubs	Roanoke	VA		1,799	2,834	-	-	1,799	2,834	4,633	(113)	1961	04/29/2015
Restaurants – Full Service	Elgin	IL		662	303	-	-	662	303	965	(9)	1994	04/30/2015
Agriculture, Construction, and Mining Machinery Manufacturing	Woodridge	IL		432	-	-	-	432	-	432	-	1990	04/30/2015
Amusement Parks and Arcades	West Berlin	NJ		3,864	13,408	-	-	3,864	13,408	17,272	(415)	2009	04/30/2015
Restaurants – Full Service	Norfolk	VA		545	646	-	-	545	646	1,191	(16)	1979	04/30/2015
Restaurants – Full Service	Douglasville	GA	(f)	1,608	2,711	-	-	1,608	2,711	4,319	(71)	1999	05/06/2015
Child Day Care Services	Minneapolis	MN		580	1,293	-	-	580	1,293	1,873	(22)	1954	05/06/2015
Child Day Care Services	Minneapolis	MN		981	665	102	1,153	1,083	1,818	2,901	(29)	1959	05/06/2015
Health Clubs	Modesto	CA		1,297	3,526	-	-	1,297	3,526	4,823	(90)	1978	05/08/2015
Restaurants – Full Service	Athens	AL		1,038	1,681	-	-	1,038	1,681	2,719	(39)	2008	05/13/2015
Restaurants – Full Service	Bryant	AR		505	1,569	-	-	505	1,569	2,074	(34)	2011	05/13/2015
Motion Picture and Video Industries	Clarksville	IN		1,620	4,214	-	-	1,620	4,214	5,834	(135)	2006	05/13/2015
Restaurants – Full Service	Richmond	KY		1,164	1,784	-	-	1,164	1,784	2,948	(48)	2008	05/13/2015
Restaurants – Full Service	Pearl	MS		1,329	2,214	-	-	1,329	2,214	3,543	(53)	2010	05/13/2015
Restaurants – Full Service	Yukon	OK		915	1,636	-	-	915	1,636	2,551	(35)	2010	05/13/2015
Restaurants – Full Service	Chattanooga	TN		1,502	1,694	-	-	1,502	1,694	3,196	(40)	2010	05/13/2015
Restaurants – Full Service	Manchester	TN		983	1,696	-	-	983	1,696	2,679	(47)	2010	05/13/2015
Restaurants – Full Service	Buda	TX		714	1,618	-	-	714	1,618	2,332	(37)	2010	05/13/2015
Automotive Repair and Maintenance	Edinburg	TX		1,796	1,793	-	-	1,796	1,793	3,589	(60)	2014	05/13/2015
Automotive Repair and Maintenance	Harlingen	TX		1,657	2,349	-	-	1,657	2,349	4,006	(75)	2014	05/13/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	League City	TX		1,385	2,502	-	-	1,385	2,502	3,887	(75)	2011	05/13/2015
Automotive Repair and Maintenance	Weslaco	TX		1,196	2,513	-	-	1,196	2,513	3,709	(76)	2014	05/13/2015
Automobile Dealers	Toledo	OH		474	957	-	-	474	957	1,431	(32)	1972	05/15/2015
Automobile Dealers	Erie	PA		430	1,009	-	-	430	1,009	1,439	(31)	2000	05/15/2015
Health Clubs	Summerville	SC	(f)	368	1,920	-	-	368	1,920	2,288	(50)	2012	05/15/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Grand Haven	MI		11,429	6,038	-	-	11,429	6,038	17,467	(347)	1950	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Sims	NC		4,275	1,406	-	-	4,275	1,406	5,681	(133)	1985	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Hulbert	OK		6,712	2,221	-	-	6,712	2,221	8,933	(265)	1995	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Smithville	TN		4,766	454	-	-	4,766	454	5,220	(157)	1995	05/22/2015
Health and Personal Care Stores	Tampa	FL		1,025	5,558	-	-	1,025	5,558	6,583	(133)	1980	05/29/2015
Automotive Repair and Maintenance	Davenport	IA		216	283	-	-	216	283	499	(8)	1997	06/01/2015
Automotive Repair and Maintenance	Bourbonnais	IL		192	521	-	-	192	521	713	(13)	2001	06/01/2015
Automotive Repair and Maintenance	East Peoria	IL		262	227	-	-	262	227	489	(9)	1996	06/01/2015
Automotive Repair and Maintenance	Galesburg	IL		115	324	-	-	115	324	439	(8)	1990	06/01/2015
Automotive Repair and Maintenance	Moline	IL		116	200	-	-	116	200	316	(8)	1997	06/01/2015
Automotive Repair and Maintenance	Pekin	IL		165	395	-	-	165	395	560	(10)	1996	06/01/2015
Automotive Repair and Maintenance	Streator	IL		63	161	-	-	63	161	224	(6)	1990	06/01/2015
Automotive Repair and Maintenance	Washington	IL		204	366	-	-	204	366	570	(10)	1994	06/01/2015
Cement and Concrete Product Manufacturing	Delaware	OH		346	1,494	-	-	346	1,494	1,840	(32)	1961	06/02/2015
Cement and Concrete Product Manufacturing	Obetz	OH		624	1,266	-	-	624	1,266	1,890	(25)	1970	06/02/2015
Cement and Concrete Product Manufacturing	Sunbury	OH		749	1,181	-	-	749	1,181	1,930	(24)	1994	06/02/2015
Restaurants – Full Service	Commerce	GA	(f)	469	705	-	-	469	705	1,174	(16)	1996	06/03/2015
Restaurants – Full Service	Flowery Branch	GA	(f)	439	725	-	-	439	725	1,164	(18)	1998	06/03/2015
Restaurants – Full Service	Chandler	AZ		287	1,395	-	-	287	1,395	1,682	(40)	1985	06/08/2015
Restaurants – Full Service	Scottsdale	AZ		774	913	-	350	774	1,263	2,037	(36)	1960	06/08/2015
Restaurants – Full Service	Tempe	AZ		687	654	-	-	687	654	1,341	(31)	1995	06/08/2015
Other Professional, Scientific, and Technical Services	Manitowoc	WI	(f)	309	472	-	-	309	472	781	(15)	1966	06/19/2015
Furniture Stores	Becker	MN		2,965	7,102	-	-	2,965	7,102	10,067	(216)	2000	06/24/2015
Motion Picture and Video Industries	Porterville	CA		1,743	3,614	-	-	1,743	3,614	5,357	(73)	1998	06/25/2015
Motion Picture and Video Industries	Riverbank	CA		3,963	8,072	-	1,909	3,963	9,981	13,944	(163)	2000	06/25/2015
Other Ambulatory Health Care Services	Albany	GA		497	-	-	2	497	2	499	-		06/25/2015
Restaurants – Full Service	Cincinnati	OH		286	2,683	-	-	286	2,683	2,969	(37)	1960	06/25/2015
Restaurants – Full Service	Cincinnati	OH		407	127	-	-	407	127	534	(5)	1971	06/25/2015
Restaurants – Full Service	Cincinnati	OH		1,014	5,982	-	-	1,014	5,982	6,996	(103)	1951	06/25/2015
Child Day Care Services	North Aurora	IL		760	2,443	-	-	760	2,443	3,203	(35)	2005	06/26/2015
Child Day Care Services	Champlin	MN		862	1,526	-	-	862	1,526	2,388	(46)	1938	06/26/2015
Child Day Care Services	Plymouth	MN		1,737	1,925	-	-	1,737	1,925	3,662	(46)	1950	06/26/2015
Automotive Repair and Maintenance	Champaign	IL		338	886	-	-	338	886	1,224	(18)	2007	06/30/2015
Automotive Repair and Maintenance	Danville	IL		600	844	-	-	600	844	1,444	(23)	1970	06/30/2015
Automotive Repair and Maintenance	Homewood	IL		295	768	-	-	295	768	1,063	(16)	1973	06/30/2015
Automotive Repair and Maintenance	Macomb	IL		397	746	-	-	397	746	1,143	(16)	1992	06/30/2015
Automotive Repair and Maintenance	Normal	IL		694	470	-	-	694	470	1,164	(13)	1995	06/30/2015
Automotive Repair and Maintenance	Springfield	IL		234	458	-	-	234	458	692	(9)	1986	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Selmer	TN		1,122	5,613	-	-	1,122	5,613	6,735	(126)	1995	06/30/2015
Motion Picture and Video Industries	Humble	TX		2,532	139	-	7,988	2,532	8,127	10,659	-		06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Beloit	WI		666	3,425	-	-	666	3,425	4,091	(71)	1926	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Waukesha	WI		2,577	8,710	-	-	2,577	8,710	11,287	(180)	1911	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Lombard	IL		2,040	5,923	-	-	2,040	5,923	7,963	(93)	1968	07/17/2015
Metal and Mineral (except Petroleum) Merchant Wholesalers	Louisville	KY		1,165	-	-	-	1,165	-	1,165	-	1962	07/17/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Willoughby	OH		395	1,396	-	-	395	1,396	1,791	(22)	1979	07/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Hudson	WI		502	4,960	-	-	502	4,960	5,462	(75)	1981	07/17/2015
Restaurants – Limited Service	Greenwood	SC		1,185	937	-	-	1,185	937	2,122	(18)	2003	07/27/2015
Motion Picture and Video Industries	Lawrenceville	GA		6,077	153	-	2,836	6,077	2,989	9,066	-		07/28/2015
Health Clubs	Summerville	SC		1,026	3,203	-	-	1,026	3,203	4,229	(53)	1993	07/29/2015
Psychiatric and Substance Abuse Hospitals	Asheville	NC		286	975	-	-	286	975	1,261	(17)	2000	07/31/2015
Psychiatric and Substance Abuse Hospitals	Clyde	NC		164	263	-	-	164	263	427	(7)	1978	07/31/2015
Restaurants – Full Service	Jersey Village	TX		486	1,192	-	-	486	1,192	1,678	(19)	1982	08/11/2015
Restaurants – Full Service	San Antonio	TX		1,564	1,872	-	-	1,564	1,872	3,436	(31)	2014	08/11/2015
Restaurants – Limited Service	Mission	KS		500	-	-	-	500	-	500	-	2001	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		429	-	-	-	429	-	429	-	1993	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		367	-	-	-	367	-	367	-	2001	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		316	-	-	-	316	-	316	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	2001	08/12/2015
Restaurants – Limited Service	Kansas City	MO		286	-	-	-	286	-	286	-	1998	08/12/2015
Restaurants – Limited Service	Kansas City	MO		306	-	-	-	306	-	306	-	1998	08/12/2015
Restaurants – Limited Service	Lee's Summit	MO		337	-	-	-	337	-	337	-	2000	08/12/2015
Motion Picture and Video Industries	Jacinto City	TX		1,357	6,178	-	-	1,357	6,178	7,535	(157)	1998	08/12/2015
Restaurants – Full Service	Belvidere	IL		688	635	-	-	688	635	1,323	(12)	2007	08/20/2015
Restaurants – Full Service	Freeport	IL		561	2,214	-	-	561	2,214	2,775	(22)	1993	08/20/2015
Restaurants – Full Service	Galesburg	IL		776	2,040	-	-	776	2,040	2,816	(24)	1993	08/20/2015
Restaurants – Full Service	Jacksonville	IL		670	1,494	-	-	670	1,494	2,164	(18)	2007	08/20/2015
Restaurants – Full Service	Savoy	IL		703	1,091	-	-	703	1,091	1,794	(18)	2007	08/20/2015
Restaurants – Full Service	Springfield	IL		781	1,163	-	-	781	1,163	1,944	(20)	2004	08/20/2015
Health Clubs	Monroe	WA		1,643	2,552	-	-	1,643	2,552	4,195	(38)	2004	08/20/2015
Support Activities for Air Transportation	Grand Junction	CO		472	8,967	-	-	472	8,967	9,439	(110)	2015	08/21/2015
Bowling Centers	Richland	WA		1,180	2,185	-	-	1,180	2,185	3,365	(41)	1960	08/21/2015
Consumer Goods Rental	Harrison	AR		294	777	-	-	294	777	1,071	(7)	2008	08/26/2015
Consumer Goods Rental	Jonesboro	AR		232	941	-	-	232	941	1,173	(7)	2007	08/26/2015
Consumer Goods Rental	North Little Rock	AR		371	1,043	-	-	371	1,043	1,414	(12)	1999	08/26/2015
Restaurants – Limited Service	Sierra Vista	AZ		384	1,035	-	-	384	1,035	1,419	(12)	2005	08/27/2015
Restaurants – Limited Service	Tucson	AZ		522	508	-	-	522	508	1,030	(8)	1990	08/27/2015
Restaurants – Limited Service	Tucson	AZ		361	639	-	-	361	639	1,000	(9)	1989	08/27/2015
Restaurants – Limited Service	Tucson	AZ		514	347	-	-	514	347	861	(7)	1990	08/27/2015
Other Professional, Scientific, and Technical Services	Cortez	FL	(f)	256	879	-	-	256	879	1,135	(10)	1974	08/31/2015
Amusement Parks and Arcades	Monticello	IN		20,033	-	-	-	20,033	-	20,033	-		09/01/2015
Restaurants – Full Service	Milan	MI		322	488	-	175	322	663	985	(11)	1978	09/01/2015
Elementary and Secondary Schools	Los Angeles	CA		9,745	5,021	-	105	9,745	5,126	14,871	(63)	1981	09/09/2015
Restaurants – Limited Service	Athens	AL		401	631	-	-	401	631	1,032	(6)	1976	09/16/2015
Restaurants – Limited Service	Dawsonville	GA		507	647	-	-	507	647	1,154	(7)	1997	09/16/2015
Restaurants – Limited Service	East Ellijay	GA		588	476	-	-	588	476	1,064	(7)	2005	09/16/2015
Restaurants – Limited Service	Jasper	GA		316	738	-	-	316	738	1,054	(8)	2006	09/16/2015
Restaurants – Limited Service	Roswell	GA		268	475	-	-	268	475	743	(5)	1978	09/16/2015
Furniture Stores	Hobbs	NM		1,805	8,828	-	-	1,805	8,828	10,633	(55)	2009	09/16/2015
Restaurants – Limited Service	Lawrenceburg	TN		283	388	-	-	283	388	671	(4)	1979	09/16/2015
Restaurants – Limited Service	Springfield	TN		417	545	-	-	417	545	962	(6)	1976	09/16/2015
Lessors of Real Estate	Houston	TX	(f)	1,603	5,711	-	-	1,603	5,711	7,314	(39)	2015	09/16/2015
Furniture Stores	Lubbock	TX		1,512	7,836	-	-	1,512	7,836	9,348	(43)	2005	09/16/2015
Child Day Care Services	Charlotte	NC		609	1,526	-	-	609	1,526	2,135	(15)	2006	09/17/2015
Child Day Care Services	Matthews	NC		616	1,520	-	-	616	1,520	2,136	(12)	2003	09/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Tinley Park	IL	(f)	265	619	-	-	265	619	884	(7)	1971	09/18/2015
Motion Picture and Video Industries	McKinney	TX		2,714	827	-	2,142	2,714	2,969	5,683	-		09/22/2015
Other Professional, Scientific, and Technical Services	Des Moines	IA	(f)	188	231	-	-	188	231	419	(3)	1983	09/24/2015
Sporting Goods, Hobby, and Musical Instrument Stores	Greensboro	NC		1,894	6,998	-	-	1,894	6,998	8,892	(45)	2005	09/25/2015
Automobile Dealers	Midwest City	OK		194	361	-	-	194	361	555	(3)	1965	09/25/2015
Automobile Dealers	Moore	OK		1,290	1,853	-	-	1,290	1,853	3,143	(19)	1990	09/25/2015
Automobile Dealers	Oklahoma City	OK		1,969	4,746	-	-	1,969	4,746	6,715	(44)	1978	09/25/2015
Outpatient Care Centers	Wickenburg	AZ		1,264	5,647	-	-	1,264	5,647	6,911	(46)	1994	09/30/2015
Outpatient Care Centers	Wickenburg	AZ		295	1,274	46	-	341	1,274	1,615	(13)	1986	09/30/2015
Plastics Product Manufacturing	Tampa	FL		797	7,539	-	-	797	7,539	8,336	(66)	1989	09/30/2015
Outpatient Care Centers	Augusta	GA		3,513	1,986	-	-	3,513	1,986	5,499	(25)	1987	09/30/2015
Plastics Product Manufacturing	Thomasville	GA		1,449	3,065	-	-	1,449	3,065	4,514	(34)	1973	09/30/2015
Plastics Product Manufacturing	Milan	TN		123	1,578	-	-	123	1,578	1,701	(14)	1977	09/30/2015
Restaurants – Full Service	Arden Hills	MN		723	68	-	-	723	68	791	-		10/09/2015
Automotive Repair and Maintenance	Garfield Heights	OH		110	433	-	-	110	433	543	(5)	1989	10/09/2015
Motion Picture and Video Industries	Orlando	FL		4,576	8,451	-	-	4,576	8,451	13,027	(76)	1999	10/16/2015
Motion Picture and Video Industries	Houston	TX		1,998	873	-	2,389	1,998	3,262	5,260	-		10/21/2015
Health Clubs	Sacramento	CA		1,682	4,842	-	-	1,682	4,842	6,524	(32)	2004	10/23/2015
Other Professional, Scientific, and Technical Services	Englewood	CO	(f)	1,992	4,741	-	-	1,992	4,741	6,733	(27)	1987	10/23/2015
Child Day Care Services	Golden Valley	MN		1,012	696	-	-	1,012	696	1,708	(7)	1959	10/27/2015
Motion Picture and Video Industries	Houston	TX		2,034	371	-	3	2,034	374	2,408	-		10/28/2015
Restaurants – Full Service	Wheaton	IL		1,976	1,342	-	-	1,976	1,342	3,318	(16)	1994	10/30/2015
Consumer Goods Rental	Tacoma	WA	(f)	271	1,519	-	-	271	1,519	1,790	(9)	1948	11/03/2015
Automotive Repair and Maintenance	Flint	MI		127	204	-	-	127	204	331	(2)	1996	11/10/2015
Automotive Repair and Maintenance	Flint	MI		206	225	-	-	206	225	431	(2)	2003	11/10/2015
Automotive Repair and Maintenance	Houghton Lake	MI		73	78	-	-	73	78	151	(1)	1990	11/10/2015
Automotive Repair and Maintenance	Owosso	MI		58	242	-	-	58	242	300	(2)	1983	11/10/2015
Restaurants – Full Service	Midwest City	OK		1,121	385	-	-	1,121	385	1,506	(5)	1998	11/12/2015
Other Professional, Scientific, and Technical Services	Austell	GA	(f)	177	340	-	-	177	340	517	(2)	1994	11/19/2015
Other Professional, Scientific, and Technical Services	Villa Rica	GA	(f)	138	351	-	-	138	351	489	(2)	2002	11/19/2015
Health Clubs	Peoria	AZ	(f)	1,866	5,400	-	-	1,866	5,400	7,266	(14)	2009	11/20/2015
Printing and Related Support Activities	New Century	KS		1,058	6,931	-	-	1,058	6,931	7,989	(25)	1988	11/23/2015
Other Professional, Scientific, and Technical Services	St. Louis	MO	(f)	263	643	-	-	263	643	906	(3)	1989	11/24/2015
Restaurants – Limited Service	Creston	IA	(f)	179	690	-	367	179	1,057	1,236	(2)	1982	11/25/2015
Restaurants – Limited Service	Des Moines	IA	(f)	272	789	-	22	272	811	1,083	(2)	1982	11/25/2015
Restaurants – Limited Service	Oskaloosa	IA	(f)	194	640	-	277	194	917	1,111	(2)	1980	11/25/2015
Restaurants – Limited Service	Ottumwa	IA	(f)	136	726	-	221	136	947	1,083	(3)	1960	11/25/2015
Other Electrical Equipment and Component Manufacturing	Niagara Falls	NY		715	2,571	-	-	715	2,571	3,286	(13)	1965	12/03/2015
Lawn and Garden Equipment and Supplies Stores	Alamosa	CO		1,024	3,781	-	-	1,024	3,781	4,805	(13)	2002	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Colorado Springs	CO		2,280	2,766	-	-	2,280	2,766	5,046	(10)	2012	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Elizabeth	CO		1,810	3,796	-	-	1,810	3,796	5,606	(12)	2004	12/04/2015
Lawn and Garden Equipment and Supplies Stores	La Junta	CO		985	1,808	-	-	985	1,808	2,793	(6)	1974	12/04/2015
Lawn and Garden Equipment and Supplies Stores	La Veta	CO		324	217	-	-	324	217	541	(1)	1985	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Lamar	CO		1,574	749	-	-	1,574	749	2,323	(5)	1982	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Limon	CO		508	263	-	-	508	263	771	(2)	1982	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Pueblo	CO		1,168	4,439	-	-	1,168	4,439	5,607	(11)	1968	12/04/2015
Child Day Care Services	Madison	CT		487	-	-	-	487	-	487	-	1965	12/04/2015
Child Day Care Services	O'Fallon	MO	(f)	898	2,974	-	-	898	2,974	3,872	(7)	2007	12/10/2015
Other Textile Product Mills	Pauls Valley	OK		1,069	2,666	-	-	1,069	2,666	3,735	(13)	1974	12/10/2015
Other Textile Product Mills	Wichita Falls	TX		1,368	2,075	-	-	1,368	2,075	3,443	(14)	1969	12/10/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2015 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Offices of Physicians	Miami	FL	(f)	511	2,498	-	-	511	2,498	3,009	(6)	2008	12/14/2015
Other Miscellaneous Manufacturing	Burnham	ME		728	5,769	-	-	728	5,769	6,497	(19)	1950	12/15/2015
Other Miscellaneous Manufacturing	Guilford	ME		79	621	-	-	79	621	700	(2)	1991	12/15/2015
Other Miscellaneous Manufacturing	Florence	WI		313	987	-	-	313	987	1,300	(3)	1988	12/15/2015
Other Fabricated Metal Product Manufacturing	Grand Junction	CO		1,817	5,634	-	-	1,817	5,634	7,451	-	1970	12/16/2015
Home Furnishings Stores	Bloomington	IL		404	1,178	-	-	404	1,178	1,582	-	1986	12/16/2015
Home Furnishings Stores	Bloomington	IL		438	1,314	-	-	438	1,314	1,752	-	1998	12/16/2015
Home Furnishings Stores	Bloomington	IL		204	377	-	-	204	377	581	-	1970	12/16/2015
Home Furnishings Stores	Bourbonnais	IL		476	625	-	-	476	625	1,101	-	1995	12/16/2015
Home Furnishings Stores	Champaign	IL		496	1,267	-	-	496	1,267	1,763	-	2000	12/16/2015
Home Furnishings Stores	Lincoln	IL		322	1,190	-	-	322	1,190	1,512	-	1996	12/16/2015
Home Furnishings Stores	Peoria	IL		607	745	-	-	607	745	1,352	-	1999	12/16/2015
Home Furnishings Stores	Springfield	IL		1,015	1,128	-	-	1,015	1,128	2,143	-	2013	12/16/2015
Automotive Repair and Maintenance	Minneapolis	MN		226	799	-	-	226	799	1,025	-	1969	12/16/2015
Motor Vehicle and Motor Vehicle Parts and Supplies Merchant Wholesalers	Crestwood	IL	(f)	10,376	2,486	-	-	10,376	2,486	12,862	-	1994	12/17/2015
Other Miscellaneous Manufacturing	Riviera Beach	FL		1,204	3,754	-	-	1,204	3,754	4,958	-	1979	12/18/2015
Other Miscellaneous Manufacturing	Concord	NC		1,079	2,176	-	-	1,079	2,176	3,255	-	1988	12/18/2015
Offices of Physicians	Amarillo	TX		266	541	-	-	266	541	807	-	1967	12/18/2015
Amusement Parks and Arcades	Mansfield	TX		-	-	-	-	-	-	-	-	2009	12/18/2015
Amusement Parks and Arcades	Roanoke	TX		-	-	-	-	-	-	-	-	2011	12/18/2015
Amusement Parks and Arcades	Waco	TX		-	-	-	-	-	-	-	-	2012	12/18/2015
Restaurants – Full Service	St. Cloud	MN	(f)	839	3,171	-	-	839	3,171	4,010	-	1999	12/21/2015
Offices of Physicians	Crest Hill	IL		918	6,499	-	-	918	6,499	7,417	-	2009	12/23/2015
Offices of Physicians	Naperville	IL		1,501	2,489	-	-	1,501	2,489	3,990	-	2005	12/23/2015
Other Ambulatory Health Care Services	Flint	MI		345	-	-	-	345	-	345	-		12/23/2015
Home Furnishings Stores	Kennesaw	GA	(f)	5,000	9,026	-	-	5,000	9,026	14,026	-	1997	12/29/2015
Home Furnishings Stores	Norcross	GA		4,465	7,385	-	-	4,465	7,385	11,850	-	1997	12/29/2015
Consumer Goods Rental	Trenton	IL		1,401	5,894	-	-	1,401	5,894	7,295	-	1989	12/29/2015
Consumer Goods Rental	Anderson	IN		285	933	-	-	285	933	1,218	-	1988	12/29/2015
Consumer Goods Rental	Salina	KS		335	762	-	-	335	762	1,097	-	1972	12/29/2015
Consumer Goods Rental	Seguin	TX		466	641	-	-	466	641	1,107	-	1985	12/29/2015
Restaurants – Full Service	Muncie	IN		261	-	-	-	261	-	261	-	1972	12/30/2015
Restaurants – Limited Service	Spartanburg	SC	(f)	129	393	-	-	129	393	522	-	2015	12/30/2015
Restaurants – Full Service	Austin	TX		1,546	1,720	-	-	1,546	1,720	3,266	-	1919	12/30/2015
			$195,814	$1,159,806	$2,337,558	$27,676	$152,836	$1,187,482	$2,490,394	$3,677,876	$(172,145)

(a)

As of December 31, 2015, we had investments in 1,310 single-tenant real estate property locations including 1,296 owned properties and 14 ground lease interests; 28 of our owned properties are accounted for as direct financing receivables and are excluded from the table above.  Initial costs exclude intangible lease assets totaling $88.7 million.

(b)	The aggregate cost for federal income tax purposes is approximately $3,745.9 million.
(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013

Balance, beginning of year	$2,634,373	$1,604,329	$862,419
Additions
Acquisitions	1,004,198	984,839	762,664
Improvements	80,803	70,710	25,848
Deductions
Provision for impairment of real estate	(1,000)	—	—
Cost of real estate sold	(40,498)	(25,505)	(37,751)
Reclasses to held for sale	—	—	(8,851)
Balance, end of year	$3,677,876	$2,634,373	$1,604,329

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013

Balance, beginning of year	$(92,665)	$(40,578)	$(11,811)
Additions
Depreciation expense	(82,479)	(52,763)	(29,453)
Deductions
Accumulated depreciation associated with real estate sold	2,999	676	380
Reclasses to held for sale	—	—	306
Balance, end of year	$(172,145)	$(92,665)	$(40,578)

(e)

The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.

(f)	Property is collateral for non-recourse debt obligations totaling $1.4 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2015

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (b)
First mortgage loans:
Four restaurant properties located in North Carolina and South Carolina	9.09%	1/1/2017	Interest only	Balloon of $2.8 million	None	$2,781	$2,787
Five restaurant properties located in Indiana and Ohio	10.00%	12/31/2017	Interest only	Balloon of $1.0 million	None	1,000	1,004
One restaurant property located in Tennessee	8.50%	1/1/2018	Interest only	Balloon of $0.1 million	None	134	153
One health club property located in Minnesota (a)	7.80%	12/31/2020	Principal & Interest	Balloon of $1.9 million	None	2,000	2,030
Two furniture store properties located in Pennsylvania	8.35%	1/1/2028	Principal & Interest	Balloon of $3.5 million	None	3,761	3,843
29 restaurant properties located in Florida, Illinois, Louisiana and Mississippi	8.75%	7/1/2032	Principal & Interest	Balloon of $20.4 million	None	23,900	24,178
One health club property located in Kansas	9.00%	3/31/2053	Principal & Interest	Fully amortizing	None	14,543	14,554
Two health club properties located in Alabama and Georgia	8.75%	6/30/2053	Principal & Interest	Fully amortizing	None	6,336	6,347
Two automobile dealer properties located in Indiana	8.50%	6/30/2053	Principal & Interest	Fully amortizing	None	6,737	6,751
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,325	3,335
Two mortgage loans secured by one recreation property located in Colorado	8.50%	2/28/2055	Principal & Interest	Fully amortizing	None	28,435	28,928
Three restaurant properties located in Ohio	7.50%	12/31/2055	Principal & Interest	Fully amortizing	None	3,086	3,097
						$96,038	$97,007

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance, beginning of year	$65,432	$60,917	$36,345
Additions:
New mortgage loans	36,130	6,689	32,598
Other capitalized loan origination costs	576	34	49
Deductions:
Collections of principal (c)	(5,085)	(2,159)	(8,008)
Amortization of loan origination costs	(46)	(49)	(67)
Balance, end of year	$97,007	$65,432	$60,917

(a)	Loan requires interest-only payments for 18 months followed by monthly payments of principal and interest.
(b)	The aggregate cost for federal income tax purposes is $97.0 million.
(c)

One mortgage loan was repaid in full during 2014 through a $1.9 million non-cash transaction in which the Company purchased the two underlying mortgaged properties and leased them back to the borrower. Similarly, during 2013, one mortgage loan receivable was repaid in full through a $7.9 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.

See report of independent registered public accounting firm.