Form 10-Q
period 2016-03-31
STORE CAPITAL Corp
filed 2016-05-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

As of May 5, 2016, there were 140,879,806 shares of the registrant’s $0.01 par value common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$1,276,762	$1,187,482
Buildings and improvements	2,666,134	2,490,394
Intangible lease assets	92,063	88,724
Total real estate investments	4,034,959	3,766,600
Less accumulated depreciation and amortization	(210,626)	(184,182)
	3,824,333	3,582,418
Real estate investments held for sale, net	2,274	—
Loans and direct financing receivables	225,710	213,342
Net investments	4,052,317	3,795,760
Cash and cash equivalents	30,956	67,115
Other assets	52,090	48,513
Total assets	$4,135,363	$3,911,388

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$242,000	$—
Unsecured term notes payable, net	172,527	172,442
Non-recourse debt obligations of consolidated special purpose entities, net	1,593,612	1,597,505
Dividends payable	38,037	38,032
Accounts payable and accrued expenses	34,482	36,196
Other liabilities	8,356	7,420
Total liabilities	2,089,014	1,851,595
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 140,879,389 and 140,858,765 shares issued and outstanding, respectively	1,409	1,409
Capital in excess of par value	2,162,788	2,162,130
Distributions in excess of retained earnings	(117,366)	(103,453)
Accumulated other comprehensive loss	(482)	(293)
Total stockholders’ equity	2,046,349	2,059,793
Total liabilities and stockholders’ equity	$4,135,363	$3,911,388

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenues	$80,767	$58,838
Interest income on loans and direct financing receivables	4,415	2,598
Other income	52	23
Total revenues	85,234	61,459
Expenses:
Interest	23,435	17,229
Transaction costs	234	259
Property costs	486	295
General and administrative	8,591	6,635
Selling stockholder costs	800	—
Depreciation and amortization	26,479	18,892
Provision for impairment of real estate	—	1,000
Total expenses	60,025	44,310
Income from operations before income taxes	25,209	17,149
Income tax expense	69	83
Income before loss on disposition of real estate	25,140	17,066
Loss on disposition of real estate	347	—
Net income	$24,793	$17,066

Net income per share of common stock—basic and diluted	$0.18	$0.15
Weighted average common shares outstanding:
Basic	140,354,143	114,633,300
Diluted	140,564,379	114,633,300

Dividends declared per common share	$0.27	$0.25

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$24,793	$17,066
Other comprehensive (loss) income:
Change in unrealized losses on cash flow hedges	(253)	(228)
Cash flow hedge losses reclassified to interest expense	64	77
Total other comprehensive loss	(189)	(151)
Total comprehensive income	$24,604	$16,915

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$24,793	$17,066
Adjustments to net income:
Depreciation and amortization	26,479	18,892
Provision for impairment of real estate	—	1,000
Amortization of deferred financing costs and other noncash interest expense	1,696	1,397
Amortization of equity-based compensation	1,661	897
Loss on disposition of real estate	347	—
Noncash revenue and other	166	333
Changes in operating assets and liabilities:
Other assets	(2,249)	(279)
Accounts payable and other liabilities	(587)	(3,233)
Net cash provided by operating activities	52,306	36,073
Investing activities
Acquisition of and additions to real estate	(273,393)	(264,245)
Investment in loans and direct financing receivables	(12,550)	(34,683)
Collections of principal on loans and direct financing receivables	164	175
Proceeds from dispositions of real estate	665	48
Transfers from restricted deposits	154	12,996
Net cash used in investing activities	(284,960)	(285,709)
Financing activities
Borrowings under credit facility	242,000	172,000
Repayments under credit facility	—	(10,000)
Repayments under non-recourse debt obligations of consolidated special purpose entities	(5,309)	(4,782)
Financing costs paid	(12)	(8)
Proceeds from the issuance of common stock	1	1
Offering costs paid	(434)	(441)
Shares repurchased under stock compensation plans	(1,719)	—
Dividends paid	(38,032)	(13,123)
Net cash provided by financing activities	196,495	143,647
Net decrease in cash and cash equivalents	(36,159)	(105,989)
Cash and cash equivalents, beginning of period	67,115	136,313
Cash and cash equivalents, end of period	$30,956	$30,324

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvement advances included in real estate investments	$10,726	$—
Accrued financing costs	—	494
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$19,156	$15,358
Cash paid during the period for income and franchise taxes	479	483

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2016

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

On November 21, 2014, the Company completed the initial public offering (IPO) of its common stock.  The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.  The Company was originally formed as a wholly-owned subsidiary of STORE Holding Company, LLC (STORE Holding), a Delaware limited liability company; the voting interests of STORE Holding are entirely owned by entities managed by a global management investment firm.  At March 31, 2016 and December 31, 2015, there were 140,879,389 shares and 140,858,765 shares, respectively, of the Company’s common stock outstanding, of which 33,336,144 shares and 70,336,144 shares, respectively, were held by STORE Holding.  On April 1, 2016, STORE Holding completed a public offering of all its remaining shares and no longer holds any shares of the Company’s common stock.

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year.  Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Certain of the Company’s wholly‑owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At March 31, 2016 and December 31, 2015, assets totaling $3.6 billion and $3.4 billion, respectively, were held and third-party liabilities totaling $1.6 billion were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

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

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $10.7 million and $9.5 million of accrued straight‑line rental revenue, net of allowances of $3.8 million and $3.4 million, at March 31, 2016 and December 31, 2015, respectively, which were included in other assets on the consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

For leases that have contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Less than 1.3% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2016 and December 31, 2015, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at March 31, 2016 or December 31, 2015.

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

Restricted Cash and Escrow Deposits

The Company had $16.5 million and $16.3 million of restricted cash and deposits in escrow at March 31, 2016 and December 31, 2015, respectively, which were included in other assets on the consolidated balance sheets.  Restricted cash primarily consists of reserve account deposits held by lenders.

Deferred Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective interest method and are reported as a reduction of the related debt balance on the consolidated balance sheets. Deferred financing costs related to the establishment of the Company's credit facility are deferred and amortized to interest expense over the term of the credit facility and are included in other assets on the consolidated balance sheets.

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

As of March 31, 2016, the Company had entered into two interest rate swap agreements with current notional amounts of $12.3 million and $6.4 million that were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4).

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

During the three months ended March 31, 2016, the Company granted restricted share awards (RSAs) representing 89,121 shares of restricted common stock to its executive officers and certain directors and other employees.  During the same period, 212,967 shares of restricted stock vested.  In connection with the vesting of the RSAs, the Company repurchased 68,497 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory minimum tax withholding obligations under the Company’s equity-based compensation plans. As of March 31, 2016, the Company had 453,805 shares of restricted common stock outstanding. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings.

During the three months ended March 31, 2016, the Company awarded 371,214 restricted stock units (RSUs) to its executive officers.  At March 31, 2016, there were 719,434 RSUs outstanding.  The Company values the restricted stock units, which contain both a market condition and a service condition, awarded to its executive officers using a Monte Carlo simulation model on the date of grant and recognizes that amount in general and administrative expense on a tranche by tranche basis ratably over the vesting periods.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2011 and tax returns filed for 2012 through 2015 are subject to examination by these jurisdictions. As of March 31, 2016 and December 31, 2015, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at March 31, 2016 or December 31, 2015.

Net Income Per Common Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common shares, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per common share. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted income per common share (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$24,793	$17,066
Less: earnings attributable to unvested restricted shares	(123)	(143)
Net income used in basic and diluted income per share	$24,670	$16,923
Denominator:
Weighted average common shares outstanding	140,867,222	115,215,833
Less: Weighted average number of shares of unvested restricted stock	(513,079)	(582,533)
Weighted average shares outstanding used in basic income per share	140,354,143	114,633,300
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	210,236	—
Weighted average shares outstanding used in diluted income per share	140,564,379	114,633,300

(a)	For the three months ended March 31, 2016 and 2015, excludes 201,561 shares and 199,528 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company does not anticipate this standard to have a material impact on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge criteria continue to be met.  This standard will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate this standard to have a material impact on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases: Topic 842. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. The guidance supersedes previously issued guidance under ASC Topic 840 Leases. This standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this new standard but does not expect it to have a material impact on its financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers: Topic 606. This guidance establishes a principles‑based approach for accounting for revenue from contracts with customers. Lease contracts generally are excluded from the scope of this guidance. During 2015 various amendments were made and this standard will be effective for annual reporting periods beginning after December 15, 2017, early adoption is permitted but only as of an annual reporting period beginning after December 15, 2016.  As leases are excluded from this guidance, the Company does not anticipate this standard to have a material impact on its financial position, results of operations and cash flows.

3. Investments

At March 31, 2016, STORE Capital had investments in 1,397 property locations representing 1,360 owned properties (of which 28 are accounted for as direct financing receivables), 14 ground lease interests and 23 properties which secure certain mortgage loans. The gross investment portfolio totaled $4.26 billion at March 31, 2016 and consisted of the gross acquisition cost of the real estate investments totaling $4.04 billion and loans and direct financing receivables with an aggregate carrying amount of $225.7 million. As of March 31, 2016, more than half of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During the three months ended March 31, 2016, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2015	1,325	$3,979,942
Acquisition of and additions to real estate (b)(c)	65	271,981
Investment in loans and direct financing receivables	8	12,550
Sales of real estate	(1)	(1,112)
Principal collections on loans and direct financing receivables	—	(164)
Other	—	(18)
Gross investments, March 31, 2016 (d)		4,263,179
Less accumulated depreciation and amortization (d)		(210,862)
Net investments, March 31, 2016	1,397	$4,052,317

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Includes $0.2 million of interest capitalized to properties under construction.
(c)	Excludes $12.1 million of tenant improvement advances disbursed in 2016 which were accrued as of December 31, 2015.
(d)	Includes the dollar amount of investments ($2.5 million) and the accumulated depreciation ($0.3 million) related to real estate held for sale as of March 31, 2016.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of March 31, 2016 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	652	$1,035,956	24%
Industrial	103	539,966	13
Movie theaters	37	324,491	8
Health clubs	53	290,381	7
Early childhood education centers	137	266,229	6
Furniture stores	27	175,690	4
Sporting goods and hobby stores	16	131,585	3
Lawn and garden equipment and supply stores	18	123,724	3
All other service industries	285	1,086,476	25
All other retail industries	69	288,681	7
	1,397	$4,263,179	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to over 320 customers geographically dispersed throughout 47 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2016. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at March 31, 2016, with the largest customer representing less than 3% of the total investment portfolio. On an annualized basis, the largest customer also represented less than 3% of the Company’s annualized investment portfolio revenues as of March 31, 2016. The Company’s customers operate their businesses across more than 340 concepts and the largest of these concepts represented 3% of the Company’s annualized investment portfolio revenues as of March 31, 2016.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31,	December 31,
	2016	2015
In-place lease assets	$61,742	$58,403
Ground lease interest assets	20,048	20,048
Above-market lease assets	10,273	10,273
Total intangible lease assets	92,063	88,724
Accumulated amortization	(13,909)	(12,038)
Net intangible lease assets	$78,154	$76,686

Aggregate lease intangible amortization included in expense was $1.6 million and $1.4 million during the three months ended March 31, 2016 and 2015, respectively.  The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively.

Based on the balance of the intangible assets at March 31, 2016, the aggregate amortization expense is expected to be $4.8 million for the remainder of 2016, $6.3 million in 2017, $6.1 million in 2018, $5.9 million in 2019, $5.3 million in 2020 and $5.0 million in 2021 and the amount expected to be amortized as a decrease to rental revenue is expected to be $0.9 million for the remainder of 2016, $1.2 million in each of the years 2017 through 2020 and $0.6 million in 2021.The weighted average remaining amortization period is approximately ten years for the in‑place lease intangibles, approximately 47 years for the amortizing ground lease interests and approximately eight years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at March 31, 2016 was approximately 14 years. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties. At March 31, 2016, two of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases at March 31, 2016, are as follows (in thousands):

Remainder of 2016	$251,717
2017	335,883
2018	336,070
2019	336,209
2020	334,551
2021	332,762
Thereafter	2,974,308
Total future minimum rentals	$4,901,500

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At March 31, 2016, the Company held 21 loans receivable with an aggregate carrying amount of $113.9 million. Sixteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. The five other loans are primarily loans secured by the tenant’s equipment or other assets.  Four of the mortgage loans are shorter‑term loans (mature within the next five years) that require either monthly interest‑only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40‑year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The other loans generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

	Stated		Amount Outstanding
	Interest	Maturity	March 31,	December 31,
Type	Rate	Date	2016	2015
Mortgage loan receivable	9.09%	Jan. 2017	$2,781	$2,781
Mortgage loan receivable	10.00%	Dec. 2017	1,000	1,000
Mortgage loan receivable	8.50%	Jan. 2018	134	134
Mortgage loan receivable	7.80%	Dec. 2020	2,000	2,000
Mortgage loan receivable	8.35%	Jan. 2028	3,757	3,761
Mortgage loan receivable	8.75%	Jul. 2032	23,876	23,900
Mortgage loan receivable (a)	7.88%	Jul. 2032	2,146	—
Mortgage loan receivable (a)	7.94%	Jul. 2032	4,920	—
Mortgage loan receivable	8.73%	Feb. 2038	2,418	—
Mortgage loan receivable	9.00%	Mar. 2053	14,530	14,543
Mortgage loan receivable	8.75%	Jun. 2053	6,330	6,336
Mortgage loan receivable	8.50%	Jun. 2053	6,731	6,737
Mortgage loan receivable	8.25%	Aug. 2053	3,322	3,325
Mortgage loans receivable (b)	8.50%	Feb. 2055	28,412	28,435
Mortgage loan receivable (a)	7.50%	Dec. 2055	3,084	3,086
Total mortgage loans receivable			105,441	96,038
Equipment loan receivable	7.75%	Mar. 2017	3,063	3,063
Equipment loan receivable	8.75%	May 2022	642	642
Equipment loan receivable	7.00%	Aug. 2023	238	244
Other loan receivable	9.00%	Nov. 2020	250	250
Other loan receivable	10.00%	Feb. 2021	3,000	—
Total principal amount outstanding—loans receivable			112,634	100,237
Unamortized loan origination costs			1,239	1,190
Direct financing receivables			111,837	111,915
Total loans and direct financing receivables			$225,710	$213,342

(a)	Interest rates on these mortgage loans are subject to increases over the term of the loans.
(b)

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

	Scheduled	Balloon	Total
	Principal	Payments	Payments
Remainder of 2016	$316	$—	$316
2017	534	6,843	7,377
2018	1,073	134	1,207
2019	1,300	—	1,300
2020	1,413	1,901	3,314
2021	937	1,381	2,318
Thereafter	66,685	30,117	96,802
Total principal payments	$72,258	$40,376	$112,634

As of March 31, 2016 and December 31, 2015, the Company had $111.8 million and $111.9 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Minimum lease payments receivable	$281,735	$284,287
Estimated residual value of leased assets	13,374	13,374
Unearned income	(183,272)	(185,746)
Net investment	$111,837	$111,915

As of March 31, 2016, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $7.8 million for the remainder of 2016 and average approximately $10.7 million for each of the next five years.

4. Debt

Credit Facilities

As of March 31, 2016, the Company had a $400 million unsecured revolving credit facility with a group of lenders. The facility, which was put in place in September 2014 and amended in September 2015, is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt and includes an accordion feature that allows the size of the facility to be increased up to $800 million.  In April 2016, the Company increased the total commitment under the facility to $500 million by accessing $100 million of availability under the accordion feature.

The amended facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee.  The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC, one of the Company’s direct wholly-owned subsidiaries. Borrowings under this facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The credit spread used is based on the Company’s leverage ratio as defined in the credit agreement; as of March 31, 2016, borrowings under the facility bear interest at LIBOR plus 1.35%. The Company must also pay a non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding. Prior to the amendment in September 2015, borrowings under this facility required monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus a credit spread ranging from 1.75% to 2.50%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.75% to 1.50%.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At March 31, 2016, the Company had $242 million of borrowings outstanding and a pool of unencumbered assets aggregating approximately $1.82 billion, most of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the revolving credit facility including a maximum total leverage ratio of 65%, a minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1 billion plus 75% of any additional equity raised after September 2015, a maximum dividend payout ratio limited to 95% of Funds from Operations and a maximum unsecured debt leverage ratio of 50%, all as defined in the credit agreement. As of March 31, 2016, the Company was in compliance with these covenants.

At March 31, 2016 and December 31, 2015, unamortized financing costs related to the Company’s credit facility totaled $2.9 million and $3.2 million, respectively.

Unsecured Term Notes Payable

In November 2015, the Company entered into a Note Purchase Agreement (NPA) with a group of institutional purchasers that provided for the private placement of two series of senior unsecured notes aggregating $175 million (the Notes).  Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPA) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an Applicable Credit Rating that is an investment grade credit rating. The Company may prepay at any time all, or from time to time any part of, any series of Notes, in an amount not less than 5% of the aggregate principal amount of any series of Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPA).  The Notes are senior unsecured obligations of the Company and are guaranteed by SCA.

The NPA contains a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above, including the maximum total leverage ratio, the minimum EBITDA to fixed charges ratio and the minimum consolidated net worth amount, as well as a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio and a minimum interest coverage ratio on unsecured debt.  Subject to the terms of the NPA and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2016, the Company was in compliance with its covenants under the NPA.

On April 28, 2016, the Company entered into another note purchase agreement for the private placement of $200 million of 4.73% Senior Notes, Series C due April 2026.  Payment terms and financial covenants applicable to these additional notes are equivalent to those in the NPA noted above.

In addition, in April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan with the same group of lenders participating in its unsecured revolving credit facility.  Concurrent with the closing of this loan, the Company entered into interest rate swaps that effectively convert the floating rate to a fixed rate, which was approximately 2.7% at closing, for the term of the loan.  The financial covenants of the unsecured term loan match the covenants of the unsecured revolving credit facility.

Non‑Recourse Debt Obligations of Consolidated Special Purpose Entities

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $108.0 million at March 31, 2016.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium. As of March 31, 2016, the aggregate collateral pool securing the net‑lease mortgage notes is comprised primarily of single tenant commercial real estate properties with an aggregate investment amount of approximately $2.1 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $328.3 million at March 31, 2016.

The mortgage notes payable, which are obligations of the consolidated special purpose entities as described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants. As of March 31, 2016, the Company had one variable-rate mortgage note (outstanding principal balance of $18.7 million) which had effectively been converted to a fixed-rate note through the use of two interest rate swaps. The Company has an agreement with the counterparty to the interest rate swaps which contains a provision that, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its interest rate swap obligations. As of March 31, 2016, the termination value of the Company’s interest rate swaps was a liability of approximately $0.5 million.

The Company’s long-term debt obligations are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		March 31,	December 31,
	Date	Rate		2016	2015
Unsecured term notes payable:
$75,000 Series A	Nov. 2022	4.95%		$75,000	$75,000
$100,000 Series B	Nov. 2024	5.24%		100,000	100,000
Total unsecured term notes				175,000	175,000
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A	Aug. 2019	5.77%		203,369	204,218
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		142,714	143,361
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		102,609	103,046
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		74,258	74,568
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		118,900	119,050
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		94,565	94,683
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		97,045	97,486
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		93,019	93,415
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		96,439	96,841
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		138,717	138,892
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		268,763	269,100
Total non-recourse net-lease mortgage notes				1,430,398	1,434,660
Non-recourse mortgage notes payable:
$4,000 note issued August 2006 (a)	Sept. 2016	6.33	% (a)	3,189	3,208
$3,800 note issued September 2006 (b)	Oct. 2016	6.47	% (b)	3,439	3,454
$7,088 note issued April 2007 (c)	May 2017	6.00	% (c)	6,541	6,569
$4,400 note issued August 2007 (d)	Sept. 2017	6.7665	% (d)	3,672	3,700
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		7,172	7,242
$20,530 note issued December 2011 and amended February 2012	Jan. 2019	5.275	% (e)	18,730	18,851
$6,500 note issued December 2012	Dec. 2019	4.806%		6,018	6,057
$2,956 note issued June 2013	Jun. 2020	3.441	% (f)	2,731	2,744
$16,100 note issued February 2014	Mar. 2021	4.83%		15,427	15,516
$13,000 note issued May 2012	May 2022	5.195%		11,964	12,038
$14,950 note issued July 2012	Aug. 2022	4.95%		13,415	13,507
$26,000 note issued August 2012	Sept. 2022	5.05%		24,079	24,229
$6,400 note issued November 2012	Dec. 2022	4.707%		5,942	5,980
$11,895 note issued March 2013	Apr. 2023	4.7315%		11,141	11,210
$17,500 note issued August 2013	Sept. 2023	5.46%		16,654	16,744
$10,075 note issued March 2014	Apr. 2024	5.10%		9,803	9,841
$21,125 note issued July 2015	Aug. 2025	4.36%		21,125	21,125
$7,750 note issued February 2013	Mar. 2038	4.81	% (g)	7,250	7,295
$6,944 notes issued March 2013	Apr. 2038	4.50	% (h)	6,475	6,504
Total non-recourse mortgage notes payable				194,767	195,814
Total non-recourse debt obligations of consolidated special purpose entities				1,625,165	1,630,474
Total long-term debt obligations				1,800,165	1,805,474
Unamortized net (discount) premium				(47)	27
Unamortized deferred financing costs				(33,979)	(35,554)
Total long-term debt obligations, net				$1,766,139	$1,769,947

(a)	Note was assumed in July 2012 at a premium; estimated effective yield at assumption of 5.15%.
(b)	Note was assumed in April 2014 at a premium; estimated effective yield at assumption of 3.88%.
(c)	Note was assumed in December 2013 at a premium; estimated effective yield at assumption of 4.45%.
(d)	Note was assumed in September 2014 at a premium; estimated effective yield at assumption of 3.40%.
(e)

Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $12.3 million portion and a $6.4 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(f)	Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.00%; rate shown is effective rate at March 31, 2016.

(g)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(h)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

As of March 31, 2016, the scheduled maturities, including balloon payments, on the long-term debt obligations are expected to be as follows (in thousands):

	Scheduled	Balloon
	Principal	Payments	Total
Remainder of 2016	$16,271	$6,550	$22,821
2017	22,448	9,921	32,369
2018	23,233	6,665	29,898
2019	21,944	213,539	235,483
2020	16,136	295,999	312,135
2021	12,919	129,366	142,285
Thereafter	32,253	992,921	1,025,174
	$145,204	$1,654,961	$1,800,165

5. Stockholders’ Equity

At March 31, 2016 and December 31, 2015, there were 140,879,389 shares and 140,858,765 shares, respectively, of the Company’s common stock outstanding, of which 33,336,144 shares and 70,336,144 shares, respectively, were held by STORE Holding.  Between February 1, 2016 through April 1, 2016, STORE Holding completed three common stock offerings in which STORE Holding sold all of its holdings of the Company’s common stock.  As a result, as of April 1, 2016, STORE Holding no longer holds any shares of the Company’s common stock.  The Company did not receive any proceeds in connection with these offerings.  As a result of the registration rights agreement between the Company and STORE Holding, the selling stockholder, the Company incurred approximately $0.8 million of offering expenses during the first quarter of 2016 on behalf of the selling stockholder related to these public offerings.

The Company declared dividends payable to common stockholders totaling $38.0 million and $28.8 million during the three months ended March 31, 2016 and 2015, respectively.

6. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.  As of March 31, 2016, the Company had approximately $51.5 million in commitments to fund improvements to real estate properties previously acquired which will generally result in increases to the rental revenue due under the related contracts.

As of March 31, 2016, STORE Capital had 14 properties in which it has ground lease interests and two properties where a portion of the land is subject to a ground lease.  The Company is responsible for the ground lease payments under one of the contracts totaling approximately $3 million over the remaining 67-year lease term and payment obligations associated with four of the ground lease contracts have been prepaid in full.  The ground lease payment obligations for the remaining properties are the responsibility of the tenants operating on the properties.

The Company has employment agreements with each of its executive officers that provide for minimum annual base salaries, and annual cash and equity incentive compensation based on the satisfactory achievement of reasonable performance criteria and objectives to be adopted by the Company’s Board of Directors each year.  In the event an executive officer’s employment terminates under certain circumstances, the Company would be liable for cash severance, continuation of healthcare benefits and, in some instances, accelerated vesting of equity awards that he or she has been awarded as part of the Company’s incentive compensation program.

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.  At March 31, 2016 and December 31, 2015, the fair value of the Company’s derivative instruments (interest rate swaps) was a liability of $482,000 and $293,000, respectively, included in other liabilities on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2016 and December 31, 2015. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, accounts receivable, accounts payable and tenant deposits. Generally these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the carrying values of its fixed‑rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the non‑recourse debt obligations of consolidated special purpose entities have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2016, these debt obligations had a carrying value of $1,766.1 million and an estimated fair value of $1,786.9 million. At December 31, 2015, these debt obligations had a carrying value of $1,769.9 million and an estimated fair value of $1,820.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016.

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

As of December 31, 2015, STORE Holding was our largest stockholder, owning approximately 49.9% of our outstanding common stock.  Between February 1, 2016 and April 1, 2016, STORE Holding completed three common stock offerings in which it sold an aggregate of 70,336,144 shares from its holdings of the Company’s common stock; as of April 1, 2016, STORE Holding no longer owns any shares of the Company’s common stock.  We did not receive any proceeds from the shares sold by STORE Holding.  Pursuant to a registration rights agreement with STORE Holding, we incurred approximately $0.8 million of expenses during the first quarter of 2016 on behalf of STORE Holding related to these stock offerings completed in 2016. In addition, the remaining unamortized equity-based compensation related to profits interest units issued by STORE Holding were expensed in the quarter ended March 31, 2016.

As a result of STORE Holding’s sale of all of its ownership interest in us, STORE Holding no longer has a right to designate any members of our board of directors.  Through April 2016, three of the five board members designated by STORE Holding (all of whom were affiliated with Oaktree Capital) have resigned their positions and we have appointed two independent directors to fill two of those positions.  The remaining two STORE Holding directors have agreed, at the board’s request, to remain on the board to ensure an orderly transition in connection with the identification and appointment of qualified candidates to replace them, which we expect will occur by the end of the year.

From our inception in 2011 through March 31, 2016, we have selectively originated a real estate investment portfolio totaling approximately $4.3 billion, consisting of investments in 1,397 property locations across 47 states. All of the real estate we acquire is held by our wholly-owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into a long‑term triple‑net lease with us to lease the property back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.7%), which allows the monthly lease payments we receive to rise somewhat in an inflationary economic environment. As of March 31, 2016, approximately 97% of our leases (based on annualized base rent) are referred to as “triple net”, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Since our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2016, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 98% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 8% of our base rent provide our tenant the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

Liquidity and Capital Resources

At the beginning of 2016, our real estate investment portfolio totaled $4.0 billion, consisting of investments in 1,325 property locations with base rent and interest due from our customers aggregating approximately $27.7 million per month, excluding future rent payment escalations. By March 31, 2016, our investment portfolio had grown to approximately $4.3 billion, consisting of investments in 1,397 property locations with base rent and interest aggregating approximately $29.7 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the monthly principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we would incur these property costs during the time it would take to locate a substitute tenant.  Also, we will occasionally incur nominal property‑level expenses that are not paid by our customers, such as the costs of periodically making site inspections of our properties. There are no leases scheduled to expire in 2016.  As of March 31, 2016, two of our 1,397 property locations were vacant and not subject to a lease which represents a 99.9% occupancy rate.  We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed; however, we do not anticipate that such costs will be significant to our operations.

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

Our debt capital is initially provided on a short-term, temporary basis through our variable‑rate unsecured revolving credit facility with a group of banks.  We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. Our weighted average debt maturity at March 31, 2016 was approximately 6.5 years.  By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability.  In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  As of March 31, 2016, essentially all of our long‑term debt was fixed‑rate debt, or was effectively converted to a fixed‑rate for the term of the debt.  We target a level of debt within a range of six to seven times our earnings before interest, taxes, depreciation and amortization.

The long-term debt we have issued as of March 31, 2016 is comprised, most significantly, of secured non-recourse borrowings with a current weighted average loan-to-cost ratio of approximately 67% and approximately 57% of our investment portfolio serves as collateral for this long-term debt.  To date, our primary secured debt financing strategy has involved our STORE Master Funding debt program described below. To a lesser extent, we may also, from time to time, obtain fixed-rate non‑recourse mortgage financing from banks and insurance companies secured by specific property we pledge as collateral.  The remaining portfolio properties not serving as collateral for our secured debt, aggregating approximately $1.82 billion at March 31, 2016, are unencumbered and this unencumbered pool of properties provides us flexibility for future secured or unsecured borrowings or as substitute collateral for existing indebtedness.  During 2015, we received an investment-grade credit rating of BBB- from Fitch Ratings, Inc., positioning us to issue senior unsecured long-term debt, which we did for the first time in November 2015. As discussed in more detail below, we issued additional unsecured long-term debt in April 2016.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt.  As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility.  During 2016, approximately $6.5 million of debt will mature and we currently plan to repay this debt by the end of the third quarter of this year.  We have no significant debt maturities until 2019 when our first issuance of STORE Master Funding bonds is scheduled to mature.

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

Typically, we use our unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. As of March 31, 2016, we had a $400 million unsecured revolving credit facility which includes an accordion feature that allows the size of the facility to be increased up to $800 million. In April 2016, we increased the total commitment under the facility to $500 million by accessing $100 million of availability under the accordion feature.  The facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee.  This facility bears interest at a rate selected by us equal to either (1) LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a leverage-based credit spread ranging from 0.35% to 1.15% and also includes a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time.  At March 31, 2016, we had $242 million outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $1.82 billion, substantially all of which can serve as eligible unencumbered assets under the credit facility.  Covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly‑owned subsidiaries. We remain in compliance with these covenants.

As summarized below, about half of our real estate investment portfolio serves as collateral for outstanding borrowings under our STORE Master Funding debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. The ABS notes are generally issued to institutional investors through the asset‑backed securities market. At the time of issuance, the ABS notes represent approximately 70% of the appraised value of the underlying real estate collateral and are currently rated A+ by Standard & Poor’s Ratings Services.

The ABS notes outstanding at March 31, 2016 totaled $1.4 billion in Class A principal amount supported by a collateral pool valued at $2.1 billion representing 814 property locations operated by 175 customers.  The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the three months ended March 31, 2016, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $22 million on cash collections of $45 million, which represents an overall ratio of cash collections to debt service of greater than 1.90 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio (as defined in the STORE Master Funding program documents) generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

To complement STORE Master Funding, in 2015 we received an investment-grade credit rating of BBB- from Fitch Ratings, Inc., providing us with the ability to issue senior unsecured long-term debt, which we did for the first time in November 2015.  This inaugural issuance was a private placement of $175 million in principal amount of investment-grade unsecured seven and nine-year notes with a weighted average interest rate of 5.12%.  Subsequent to March 31, 2016, we incurred an aggregate of $300 million of additional indebtedness having a weighted average term of eight years at a blended interest rate at closing of 4.1% as follows:  on April 28, 2016, we executed a private placement for $200 million of unsecured, investment-grade rated 4.73% senior notes due April 2026 and, on April 26, 2016, we entered into a $100 million floating-rate, unsecured five-year term loan with the same group of lenders participating in our unsecured revolving credit facility.  Concurrent with the closing of the floating-rate loan, we entered into two interest rate swaps that effectively convert the floating rate to a fixed rate, which was approximately 2.7% at closing, for the term of the loan.

From time to time, we may also obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. We generally obtain discrete secured borrowings from institutional commercial mortgage lenders, who subsequently securitize (that is, sell) the loans within the commercial mortgage‑backed securities, or CMBS, market. We have also occasionally used similar types of financing from insurance companies and commercial banks. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.

As of March 31, 2016, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $1.8 billion, a weighted average maturity of 6.5 years and a weighted average interest rate of 4.7%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2016:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,430	$2,110	$—	$2,110
Other mortgage notes payable	195	328	—	328
Unsecured term notes payable	175	—	—	—
Total long-term debt	1,800	2,438	—	2,438
Unsecured credit facility	242	—	—	—
Unencumbered real estate assets	—	1,312	513	1,825
	$2,042	$3,750	$513	$4,263

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

As shown in the following table, net cash provided by operating activities rose primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to make headway into our target market by identifying and acquiring real estate, primarily through sale‑leaseback transactions. Real estate investment activity was funded with a combination of cash from operations, proceeds from the issuance of debt and, in the first quarter of 2015, remaining proceeds from our initial public offering, or IPO, in November 2014.  We paid dividends to our stockholders totaling $38.0 million and $13.1 million during the first quarter of 2016 and 2015, respectively.  Dividends paid during the first quarter of 2015 represented a pro-rated dividend for the period from the closing of our IPO through December 31, 2014. Our quarterly dividend was increased 8% during the third quarter of 2015 from an annualized $1.00 per common share to an annualized $1.08 per common share.  Cash for the increase in dividends between periods resulted primarily from the increase in cash provided by our operations. Cash and cash equivalents totaled $31.0 million and $67.1 million at March 31, 2016 and December 31, 2015, respectively.

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$52,306	$36,073
Net cash used in investing activities	(284,960)	(285,709)
Net cash provided by financing activities	196,495	143,647
Net decrease in cash and cash equivalents	(36,159)	(105,989)
Cash and cash equivalents, beginning of period	67,115	136,313
Cash and cash equivalents, end of period	$30,956	$30,324

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

Real Estate Portfolio Information

As of March 31, 2016, our total investment in real estate and loans approximated $4.3 billion, representing investments in 1,397 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from approximately 500 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases.  The weighted average non‑cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified.  As of March 31, 2016, our 1,397 property locations were operated by over 320 customers across 47 states.  None of our customers represented more than 3% of our portfolio at March 31, 2016, and our top ten largest customers represented less than 16% of annualized base rent and interest.  Our customers operate their businesses across more than 340 brand names or business concepts in 90 industries.  Our top five concepts as of March 31, 2016 were Ashley Furniture HomeStore, Gander Mountain, Applebee’s, Popeyes Louisiana Kitchen and Starplex Cinemas; combined, these concepts represented less than 12% of annualized base rent and interest.  Our top five industries as of March 31, 2016 are restaurants, movie theaters, health clubs, early childhood education centers and furniture stores.  Combined, these industries represented 49% of annualized base rent and interest.  As of March 31, 2016, only two of our single‑tenant properties were vacant and not subject to leases.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on March 31, 2016, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of March 31, 2016, our 1,397 property locations were operated by over 320 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Gander Mountain Company	2.6%	13
American Multi-Cinema, Inc. (Starplex/Showplex/AMC)	1.9	10
RMH Franchise Holdings, Inc. (Applebee's)	1.9	33
O'Charley's LLC	1.6	30
At Home Stores LLC	1.4	5
Mills Fleet Farm Group, LLC	1.3	3
FreedomRoads, LLC (Camping World)	1.3	8
Sailormen, Inc. (Popeyes Louisiana Kitchen)	1.3	41
Rainbow Early Education Holding, LLC	1.2	36
Bellisio Foods, Inc.	1.2	2
All other (311 customers)	84.3	1,216
Total	100.0%	1,397

Diversification by Concept

As of March 31, 2016, our customers operated their businesses across more than 340 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	3.1%	20
Gander Mountain	2.6	13
Applebee's	2.3	42
Popeyes Louisiana Kitchen	1.9	64
Starplex Cinemas	1.7	8
O'Charley's	1.6	30
At Home	1.4	5
Mills Fleet Farm	1.3	3
FreedomRoads/Camping World	1.3	8
Rainbow Child Care Center	1.2	36
All other (333 concepts)	81.6	1,168
Total	100.0%	1,397

Diversification by Industry

As of March 31, 2016, our customers’ business concepts were diversified across 90 industries within the service, retail and industrial sectors of the U.S. economy.  The following table summarizes those industries:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry	Interest	Properties	(in thousands)
Service:
Restaurants—full service	15.4%	314	2,178
Restaurants—limited service	8.7	338	952
Movie theaters	7.5	37	1,467
Health clubs	6.9	53	1,693
Early childhood education centers	6.4	137	1,423
Colleges and professional schools	2.2	6	466
Automotive repair and maintenance facilities	2.2	55	217
All other service (39 industries)	21.4	224	7,002
Total service	70.7	1,164	15,398
Retail:
Furniture stores	4.2	27	1,637
Sporting goods and hobby stores	3.0	16	1,050
Lawn and garden equipment and supply stores	2.7	18	1,394
All other retail (11 industries)	6.6	69	2,970
Total retail	16.5	130	7,051
Industrial:
Total industrial (30 industries)	12.8	103	10,821
Total	100.0%	1,397	33,270

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,397 property locations can be found in 47 of the 50 states (excluding Delaware, Hawaii and Rhode Island).  The following table details the top ten geographical locations of the properties as of March 31, 2016:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.4%	115
Illinois	8.4	108
Georgia	6.3	99
Tennessee	5.3	81
Ohio	5.1	80
Florida	4.5	70
California	4.3	21
Arizona	4.1	47
Colorado	3.6	25
North Carolina	3.5	85
All other (37 states) (1)	42.5	666
Total	100.0%	1,397

(1)	Includes one property in Ontario, Canada which represents 0.1% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of March 31, 2016:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2016	—%	—
2017	0.4	10
2018	0.3	3
2019	0.8	8
2020	0.7	5
2021	1.1	8
2022	0.4	5
2023	2.4	36
2024	2.2	23
2025	2.6	22
Thereafter	89.1	1,275
Total	100.0%	1,395

(1)	Expiration year of contracts in place as of March 31, 2016 and excludes any tenant option renewal periods.
(2)	Excludes two properties which were vacant and not subject to a lease as of March 31, 2016.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2016 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Overview

As of March 31, 2016, our real estate investment portfolio had grown to approximately $4.3 billion, consisting of investments in 1,397 property locations in 47 states, operated by over 320 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets. Of our 1,397 property locations, only two were vacant and not subject to a lease as of March 31, 2016.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended
	March 31,		Increase
(In thousands)	2016	2015	(Decrease)
Total revenues	$85,234	$61,459	$23,775
Expenses:
Interest	23,435	17,229	6,206
Transaction costs	234	259	(25)
Property costs	486	295	191
General and administrative	8,591	6,635	1,956
Selling stockholder costs	800	—	800
Depreciation and amortization	26,479	18,892	7,587
Provision for impairment of real estate	—	1,000	(1,000)
Total expenses	60,025	44,310	15,715
Income from operations before income taxes	25,209	17,149	8,060
Income tax expense	69	83	(14)
Income before loss on disposition of real estate	25,140	17,066	8,074
Loss on disposition of real estate	347	—	347
Net income	$24,793	$17,066	$7,727

Revenues

The increase in revenues quarter over quarter is driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. The weighted average real estate investment amounts outstanding during the three-month periods were $4.09 billion in 2016 and $2.93 billion in 2015. Our real estate investment portfolio grew from $3.1 billion in gross investment amount representing 1,073 properties at March 31, 2015 to approximately $4.3 billion in gross investment amount representing 1,397 properties at March 31, 2016. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, the vast majority of the increase in revenues between periods is primarily related to recognizing revenue in 2016 on acquisitions that were made during 2015.  Similarly, the full revenue impact of acquisitions made during the first three months of 2016 will not be seen until the second quarter of 2016.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on their business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. Between the first quarter of 2015 and the first quarter of 2016, we experienced a small decrease in the weighted average lease rate achieved on properties we acquired.  The weighted average initial real estate capitalization rate on the properties we acquired during the first quarter of 2016 was 8.0% as compared to 8.3% for properties acquired during the first quarter of 2015.

Interest Expense

The increase in interest expense, as summarized in the table below, is due primarily to an increase in long‑term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. We fund the growth in our real estate investment portfolio with long‑term fixed-rate debt and added equity, using our credit facilities to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the periods.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest expense - credit facility (includes non-use fees)	$591	$383
Interest expense - long-term debt (secured and unsecured)	21,370	15,666
Capitalized interest	(222)	(217)
Amortization of deferred financing costs and other	1,696	1,397
Total interest expense	$23,435	$17,229
Credit facility:
Average debt outstanding	$72,154	$35,856
Average interest rate (includes non-use fees)	3.3%	4.3%
Long-term debt (secured and unsecured):
Average debt outstanding	$1,802,941	$1,281,146
Average interest rate	4.7%	4.9%

The average amount of long-term debt outstanding was $1.80 billion during the three months ended March 31, 2016, up from $1.28 billion in 2015 which is the primary driver for the increase in interest expense on long-term debt.  This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt. Long-term debt added after March 31, 2015 included one series of STORE Master Funding net‑lease mortgage notes payable aggregating $365 million in principal amount with a weighted average interest rate of 4.06% and $21.1 million of traditional mortgage debt with an interest rate of 4.36% that was issued to refinance maturing secured debt that carried a higher rate.  In addition, we completed our first issuance of senior unsecured long-term debt in November 2015 aggregating $175 million.

The average debt outstanding on our credit facilities increased to $72.2 million for the three months ended March 31, 2016 from $35.9 million for the same period in 2015 primarily due to the availability of net equity proceeds from our IPO that we used to make real estate investments during the first quarter of 2015.  The weighted average interest rate on our short-term borrowings, which includes the impact of non-use fees on undrawn amounts, was 3.3% in 2016, down from 4.3% in 2015.  During most of 2015, our credit facility bore interest at a variable rate based on one‑month LIBOR plus a credit spread ranging from 1.75% to 2.50% using a leverage‑based scale. In September 2015, we amended the unsecured credit facility and it now bears interest based on one-month LIBOR plus a credit spread of 1.35% to 2.15% using a leverage-based scale.  The decrease in the credit spread was partially offset by an increase of approximately 0.25% in the average one-month LIBOR rate in the first quarter of 2016 as compared to the first quarter of 2015.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented less than $0.2 million in both the three months ended March 31, 2016 and 2015.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs were capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease. Costs incurred on real estate transactions where we acquired properties that are subject to an existing lease were expensed to operations as incurred. Transaction costs expensed during the three months ended March 31, 2016 and 2015 totaled $0.2 million and $0.3 million, respectively.  Whether the real estate we acquire is subject to an existing lease or not determines how we account for the related transaction costs and, accordingly, may cause variability in the level of such costs expensed to operations from year to year.

Property Costs

Approximately 97% of our leases are triple-net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period where one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2016, only two of our properties were vacant and not subject to a lease and we have no scheduled lease maturities during 2016; we expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs for the three months ended March 31, 2016 and 2015 is approximately $112,000 and $21,000, respectively, related to the amortization of ground lease interest intangibles. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $8.6 million for the three months ended March 31, 2016 as compared to $6.6 million for the same period in 2015 with the increase being primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased due to an increase in stock-based incentive compensation and to the addition of personnel to support the growth in our operations. Our employee base grew from 54 employees at March 31, 2015 to 62 employees as of March 31, 2016.  We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Selling Stockholder Costs

In connection with our IPO, we entered into a registration rights agreement with STORE Holding pursuant to which we agreed to provide certain “demand” registration rights and customary “piggyback” registration rights. The registration rights agreement also provides that we pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities which may arise under securities laws.  We incurred approximately $0.8 million of expenses, primarily registration fees, legal and accounting costs, during the first quarter of 2016 on behalf of STORE Holding related to its sale of all of its holdings of our common stock.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio and, accordingly, such expense rose from $18.9 million for the three months ended March 31, 2015 to $26.5 million for the comparable period in 2016.

Net Income

For the three months ended March 31, 2016, our net income rose to $24.8 million from the $17.1 million in net income reported for the comparable period in 2015. Net income for the first quarter of 2016 includes a $0.3 million net loss from the sale of one property; in comparison, the first quarter of 2015 included a $1.0 million provision for impairment of one property.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income, excluding gains (or losses) from extraordinary items and sales of depreciable property, real estate impairment losses and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non‑cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation. In addition, in deriving AFFO, we exclude transaction costs associated with acquiring real estate subject to existing leases and certain other expenses not related to our ongoing operations.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude additional non-cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation as such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. Additionally, in deriving AFFO, we exclude transaction costs associated with acquiring real estate subject to existing leases. We view transaction costs to be a part of our investment in the real estate we acquire, similar to the treatment of acquisition and closing costs on our sale-leaseback transactions, which are capitalized as a part of the investment in the asset. We believe that transaction costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, we add back the portion expensed when computing AFFO.  Similarly, in 2016 we excluded the offering expenses incurred on behalf of our selling stockholder, STORE Holding, when it exited all of its holdings of STORE Capital common stock, as those costs are not related to our ongoing operations.  As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability.  Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net income	$24,793	$17,066
Depreciation and amortization of real estate assets	26,372	18,810
Provision for impairment of real estate	—	1,000
Loss on disposition of real estate	347	—
Funds from Operations	51,512	36,876
Adjustments:
Straight-line rental revenue, net	(470)	(108)
Transaction costs	234	259
Non-cash equity-based compensation	1,661	897
Non-cash interest expense	1,696	1,397
Amortization of lease-related intangibles and costs	414	220
Selling stockholder costs	800	—
Adjusted Funds from Operations	$55,847	$39,541

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, we primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At March 31, 2016, substantially all of our outstanding long‑term debt carried a fixed interest rate and the weighted average debt maturity was approximately 6.5 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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
•

We generally choose long‑term debt that provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity to the extent that we can refinance the reduced debt balance over a revised long-term amortization schedule.

•

We strive to grow our free cash flow such that, over time, our cash flow from operating activities, after principal payments on our debt, plus cash flows from property sales and principal collected on our loans receivable, each year exceeds that year’s scheduled debt maturities.

See our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of March 31, 2016, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of March 31, 2016 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the Securities and Exchange Commission.  Please review the Risk Factors set forth in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the first quarter of 2016 were in connection with this tax withholding obligation.  During the three months ended March 31, 2016, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2016 through January 31, 2016	-	$-
February 1, 2016 through February 29, 2016	68,497	$25.09
March 1, 2016 through March 31, 2016	-	$-
Total	68,497	$25.09

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

STORE CAPITAL CORPORATION
(Registrant)

Date: May 6, 2016	By:	/s/ Catherine Long
Catherine Long
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Note Purchase Agreement dated as of April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016 (Commission File No. 001-36739)).

10.2

NPA Guaranty Agreement dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016 (Commission File No. 001-36739)).

10.3

Term Credit Agreement dated as of April 26, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016 (Commission File No. 001-36739)).

10.4

Term Credit Guaranty Agreement dated as of April 26, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016 (Commission File No. 001-36739)).

10.5

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

10.6

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