Form 10-Q
period 2016-09-30
STORE CAPITAL Corp
filed 2016-11-04
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, there were 155,889,606 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$1,439,050	$1,187,482
Buildings and improvements	3,030,936	2,490,394
Intangible lease assets	90,530	88,724
Total real estate investments	4,560,516	3,766,600
Less accumulated depreciation and amortization	(267,167)	(184,182)
	4,293,349	3,582,418
Loans and direct financing receivables	259,689	213,342
Net investments	4,553,038	3,795,760
Cash and cash equivalents	30,044	67,115
Other assets, net	80,039	48,513
Total assets	$4,663,121	$3,911,388

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$45,000	$—
Unsecured notes and term loan payable, net	470,023	172,442
Non-recourse debt obligations of consolidated special purpose entities, net	1,643,157	1,597,505
Dividends payable	45,170	38,032
Accounts payable, accrued expenses and other liabilities	54,947	43,616
Total liabilities	2,258,297	1,851,595
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 155,758,454 and 140,858,765 shares issued and outstanding, respectively	1,558	1,409
Capital in excess of par value	2,542,415	2,162,130
Distributions in excess of retained earnings	(137,323)	(103,453)
Accumulated other comprehensive loss	(1,826)	(293)
Total stockholders’ equity	2,404,824	2,059,793
Total liabilities and stockholders’ equity	$4,663,121	$3,911,388

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$91,759	$70,813	$259,666	$195,313
Interest income on loans and direct financing receivables	5,023	3,938	14,101	9,753
Other income	216	40	435	84
Total revenues	96,998	74,791	274,202	205,150
Expenses:
Interest	27,121	21,391	76,427	59,257
Transaction costs	155	137	490	1,003
Property costs	807	471	2,519	1,122
General and administrative	8,104	7,138	25,240	20,983
Selling stockholder costs	—	—	800	—
Depreciation and amortization	31,112	23,271	86,626	63,731
Provision for impairment of real estate	—	—	—	1,000
Total expenses	67,299	52,408	192,102	147,096
Income from operations before income taxes	29,699	22,383	82,100	58,054
Income tax expense	89	72	248	238
Income before gain on dispositions of real estate	29,610	22,311	81,852	57,816
Gain on dispositions of real estate, net of tax	6,733	687	9,533	1,882
Net income	$36,343	$22,998	$91,385	$59,698

Net income per share of common stock—basic and diluted	$0.24	$0.18	$0.62	$0.50
Weighted average common shares outstanding:
Basic	153,143,726	126,281,114	146,491,617	119,516,758
Diluted	153,462,048	126,281,114	146,747,194	119,516,758

Dividends declared per common share	$0.29	$0.27	$0.83	$0.77

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$36,343	$22,998	$91,385	$59,698
Other comprehensive income (loss):
Change in unrealized losses on cash flow hedges	245	(235)	(2,101)	(451)
Cash flow hedge losses reclassified to interest expense	277	77	568	231
Total other comprehensive income (loss)	522	(158)	(1,533)	(220)
Total comprehensive income	$36,865	$22,840	$89,852	$59,478

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$91,385	$59,698
Adjustments to net income:
Depreciation and amortization	86,626	63,731
Provision for impairment of real estate	—	1,000
Amortization of deferred financing costs and other noncash interest expense	5,319	4,843
Amortization of equity-based compensation	5,219	3,450
Gain on dispositions of real estate, net of tax	(9,533)	(1,882)
Noncash revenue and other	(620)	(65)
Changes in operating assets and liabilities:
Other assets	(3,222)	(3,334)
Accounts payable, accrued expenses and other liabilities	7,594	3,144
Net cash provided by operating activities	182,768	130,585
Investing activities
Acquisition of and additions to real estate	(849,286)	(863,723)
Investment in loans and direct financing receivables	(30,660)	(90,633)
Collections of principal on loans and direct financing receivables	1,590	4,705
Proceeds from dispositions of real estate	44,231	26,998
Transfers to restricted deposits	(25,353)	(72)
Net cash used in investing activities	(859,478)	(922,725)
Financing activities
Borrowings under credit facility	445,000	553,000
Repayments under credit facility	(400,000)	(361,000)
Borrowings under unsecured notes and term loan payable	300,000	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	65,000	385,964
Repayments under non-recourse debt obligations of consolidated special purpose entities	(22,831)	(33,834)
Financing costs paid	(4,243)	(9,951)
Proceeds from the issuance of common stock	389,564	234,142
Stock issuance costs paid	(13,684)	(9,865)
Shares repurchased under stock compensation plans	(1,719)	—
Dividends paid	(117,448)	(73,660)
Net cash provided by financing activities	639,639	684,796
Net decrease in cash and cash equivalents	(37,071)	(107,344)
Cash and cash equivalents, beginning of period	67,115	136,313
Cash and cash equivalents, end of period	$30,044	$28,969

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvement advances included in real estate investments	$16,375	$10,985
Seller financing provided to purchasers of real estate sold	17,479	—
Accrued financing costs	—	51
Accrued stock issuance costs	366	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$64,937	$53,609
Cash paid during the period for income and franchise taxes	1,029	1,003

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

September 30, 2016

1. Organization and Formation Activities

STORE Capital Corporation (STORE Capital or the Company) was incorporated under the laws of Maryland on May 17, 2011 to acquire single‑tenant operational real estate to be leased on a long‑term, net basis to companies that operate across a wide variety of industries within the service, retail and industrial sectors of the United States economy. From time to time, it also provides mortgage financing to its customers.

On November 21, 2014, the Company completed the initial public offering (IPO) of its common stock.  The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.  The Company was originally formed as a wholly owned subsidiary of STORE Holding Company, LLC (STORE Holding), a Delaware limited liability company; the voting interests of STORE Holding were entirely owned by entities managed by a global investment management firm.  At December 31, 2015, there were 140,858,765 shares of the Company’s common stock outstanding, of which 70,336,144 shares were held by STORE Holding.  Between February 1, 2016 and April 1, 2016, STORE Holding completed three public offerings in which it sold all of its shares and no longer owns any shares of the Company’s common stock.  As of September 30, 2016, there were 155,758,454 shares of the Company’s common stock outstanding.

STORE Capital has made an election to qualify, and believes it is operating in a manner to continue to qualify, as a real estate investment trust (REIT) for federal income tax purposes beginning with its initial taxable year ended December 31, 2011. As a REIT, it generally will not be subject to federal income taxes to the extent that it distributes all of its taxable income to its stockholders and meets other specific requirements.

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

These condensed consolidated statements include the accounts of STORE Capital and its subsidiaries which are wholly owned and controlled by the Company through its voting interest. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all of the general and administrative services for the day‑to‑day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non‑recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest‑bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long‑term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2016 and December 31, 2015, these special purpose entities held assets totaling $4.1 billion and $3.4 billion, respectively, and had liabilities to third-parties totaling $1.7 billion and $1.6 billion, respectively.  These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy discussed in Fair Value Measurements below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. Direct costs associated with lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. The Company may collect property taxes from its customers and remit those taxes to governmental authorities; such property taxes are presented on a net basis in the condensed consolidated statements of income.

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $13.4 million and $9.5 million of accrued straight‑line rental revenue, net of allowances of $4.4 million and $3.4 million, at September 30, 2016 and December 31, 2015, respectively, which were included in other assets on the condensed consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

For leases that have contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 1.1% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales.

The Company suspends revenue recognition when the collectibility of amounts due pursuant to a lease is no longer reasonably assured or the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier. The Company reviews its accounts receivable for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write‑off of the specific receivable will be made.

Loans Receivable

STORE Capital holds its loans receivable for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2016 and December 31, 2015, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at September 30, 2016 or December 31, 2015.

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

Restricted Cash and Escrow Deposits

The Company had $41.9 million and $16.3 million of restricted cash and deposits in escrow at September 30, 2016 and December 31, 2015, respectively, which were included in other assets on the condensed consolidated balance sheets.  Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets.

Deferred Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the condensed consolidated balance sheets. Deferred financing costs related to the establishment of the Company's credit facility are deferred and amortized to interest expense over the term of the credit facility and are included in other assets on the condensed consolidated balance sheets.

Derivative Instruments and Hedging Activities

The Company may enter into derivatives contracts as part of its overall financing strategy to manage the Company’s exposure to changes in interest rates associated with current and/or future debt issuances. The Company does not use derivatives for trading or speculative purposes. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements.  To mitigate this risk, the Company enters into derivative financial instruments only with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships.  The Company does not anticipate that any of the counterparties will fail to meet their obligations.

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction.

As of September 30, 2016, the Company had one interest rate floor and four interest rate swap agreements in place.  Two of the swaps, with current notional amounts of $12.2 million and $6.3 million, were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4). The other two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

Share‑based Compensation

Certain directors and employees of the Company have been granted long‑term incentive awards, including restricted share awards (RSAs) and restricted stock units (RSUs) of the Company’s common stock and profits interest units previously issued by STORE Holding, which provide them with equity interests as an incentive for such directors and employees to remain in the Company’s service and to align their interests with those of the Company’s equity holders.

The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings. During the nine months ended September 30, 2016, the Company granted RSAs representing 104,086 shares of restricted common stock to its executive officers and certain directors and other employees.  During the same period, RSAs representing 222,021 shares of previously issued restricted stock vested.  In connection with the vesting of the RSAs, the Company repurchased 68,497 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory minimum tax withholding obligations under the Company’s equity-based compensation plans. As of September 30, 2016, the Company had 459,716 shares of restricted common stock outstanding.

The Company values the RSUs (which contain both a market condition and a service condition) using a Monte Carlo simulation model on the date of grant and recognizes that amount in general and administrative expense on the condensed consolidated statements of income on a tranche by tranche basis ratably over the vesting periods. During the nine months ended September 30, 2016, the Company awarded 371,214 RSUs to its executive officers.  At September 30, 2016, there were 719,434 RSUs outstanding.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax. It is still subject, however, to state and local income taxes and to federal income and excise tax on its undistributed income. STORE Investment Corporation is the Company’s wholly owned taxable REIT subsidiary (TRS) created to engage in non‑qualifying REIT activities. The TRS is subject to federal, state and local income taxes.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2011 and tax returns filed for 2012 through 2015 are subject to examination by these jurisdictions. As of September 30, 2016 and December 31, 2015, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at September 30, 2016 or December 31, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$36,343	$22,998	$91,385	$59,698
Less: earnings attributable to unvested restricted shares	(133)	(157)	(380)	(442)
Net income used in basic and diluted income per share	$36,210	$22,841	$91,005	$59,256
Denominator:
Weighted average common shares outstanding	153,602,720	126,858,765	146,967,323	120,096,234
Less: Weighted average number of shares of unvested restricted stock	(458,994)	(577,651)	(475,706)	(579,476)
Weighted average shares outstanding used in basic income per share	153,143,726	126,281,114	146,491,617	119,516,758
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	318,322	—	255,577	—
Weighted average shares outstanding used in diluted income per share	153,462,048	126,281,114	146,747,194	119,516,758

(a)

For the three months ended September 30, 2016 and 2015, excludes 216,141 shares and 179,540 shares, respectively, and for the nine months ended September 30, 2016 and 2015, excludes 196,446 shares and 183,426 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  This new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company does not anticipate this standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.  The Company is currently evaluating the impact this new standard will have on its consolidated financial statements.

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

3. Investments

At September 30, 2016, STORE Capital had investments in 1,576 property locations representing 1,534 owned properties (of which 37 are accounted for as direct financing receivables), 16 ground lease interests and 26 properties which secure certain mortgage loans. The gross investment portfolio totaled $4.82 billion at September 30, 2016 and consisted of the gross acquisition cost of the real estate investments totaling $4.56 billion and loans and direct financing receivables with an aggregate carrying amount of $259.7 million. As of September 30, 2016, more than half of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During the nine months ended September 30, 2016, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2015	1,325	$3,979,942
Acquisition of and additions to real estate (b)(c)	251	849,837
Investment in loans and direct financing receivables (d)	22	48,139
Sales of real estate	(21)	(56,070)
Principal collections on loans and direct financing receivables	(1)	(1,590)
Other	—	(53)
Gross investments, September 30, 2016		4,820,205
Less accumulated depreciation and amortization		(267,167)
Net investments, September 30, 2016	1,576	$4,553,038

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Includes $0.6 million of interest capitalized to properties under construction.
(c)	Excludes $15.8 million of tenant improvement advances disbursed in 2016 which were accrued as of December 31, 2015.
(d)	Includes $17.5 million of mortgage loans made to the purchasers of four of the real estate properties sold.

 Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to nearly 340 customers geographically dispersed throughout 48 states. Only one state, Texas (13%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2016. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at September 30, 2016, with the largest customer representing less than 3% of the total investment portfolio. On an annualized basis, the largest customer also represented less than 3% of the Company’s annualized investment portfolio revenues as of September 30, 2016. The Company’s customers operate their businesses across more than 380 concepts and the largest of these concepts represented less than 3% of the Company’s annualized investment portfolio revenues as of September 30, 2016.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of September 30, 2016 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	709	$1,115,250	23%
Industrial	134	680,090	14
Early childhood education centers	164	359,199	8
Movie theaters	37	336,053	7
Health clubs	58	294,974	6
Furniture stores	28	181,136	4
Lawn and garden equipment and supply stores	20	163,777	3
Sporting goods and hobby stores	16	131,584	3
All other service industries	339	1,261,975	26
All other retail industries	71	296,167	6
	1,576	$4,820,205	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30,	December 31,
	2016	2015
In-place lease assets	$61,741	$58,403
Ground lease interest assets	18,516	20,048
Above-market lease assets	10,273	10,273
Total intangible lease assets	90,530	88,724
Accumulated amortization	(17,710)	(12,038)
Net intangible lease assets	$72,820	$76,686

Aggregate lease intangible amortization included in expense was $1.6 million and $1.4 million during the three months ended September 30, 2016 and 2015, respectively, and was $4.8 million and $4.2 million during the nine months ended September 30, 2016 and 2015, respectively.  The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million during both the three months ended September 30, 2016 and 2015 and was $0.9 million and $0.8 million during the nine months ended September 30, 2016 and 2015, respectively.

Based on the balance of the intangible assets at September 30, 2016, the aggregate amortization expense is expected to be $1.6 million for the remainder of 2016, $6.3 million in 2017, $6.1 million in 2018, $5.9 million in 2019, $5.3 million in 2020 and $5.0 million in 2021 and the amount expected to be amortized as a decrease to rental revenue is expected to be $0.3 million for the remainder of 2016, $1.2 million in each of the years 2017 through 2020 and $0.6 million in 2021.  The weighted average remaining amortization period is approximately ten years for the in‑place lease intangibles, approximately 47 years for the amortizing ground lease interests and approximately eight years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at September 30, 2016 was approximately 14 years. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2016, twelve of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2016, are as follows (in thousands):

Remainder of 2016	$93,237
2017	373,181
2018	373,372
2019	373,637
2020	372,208
2021	370,740
Thereafter	3,478,935
Total future minimum rentals	$5,435,310

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At September 30, 2016, the Company held 24 loans receivable with an aggregate carrying amount of $136.6 million. Eighteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Five of the mortgage loans are shorter‑term loans (mature within the next five years) that require either monthly interest‑only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40‑year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The six other loans are primarily loans secured by the tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

	Stated		Amount Outstanding
	Interest	Maturity	September 30,	December 31,
Type	Rate	Date	2016	2015
Mortgage loan receivable	9.09%	Jan. 2017	$2,130	$2,781
Mortgage loan receivable	8.35%	Mar. 2017	13,111	—
Mortgage loan receivable	10.00%	Dec. 2017	1,000	1,000
Mortgage loan receivable	8.50%		—	134
Mortgage loan receivable	10.50%	Sept. 2019	4,500	—
Mortgage loan receivable	7.80%	Dec. 2020	2,000	2,000
Mortgage loan receivable	8.35%	Jan. 2028	3,750	3,761
Mortgage loan receivable	8.75%	Jul. 2032	23,827	23,900
Mortgage loan receivable (a)	7.88%	Jul. 2032	2,143	—
Mortgage loan receivable (a)	7.94%	Jul. 2032	5,668	—
Mortgage loan receivable	8.73%	Feb. 2038	2,403	—
Mortgage loan receivable	9.00%	Mar. 2053	14,505	14,543
Mortgage loan receivable	8.75%	Jun. 2053	6,319	6,336
Mortgage loan receivable	8.50%	Jun. 2053	6,718	6,737
Mortgage loan receivable	8.25%	Aug. 2053	3,315	3,325
Mortgage loans receivable (b)	8.50%	Feb. 2055	28,365	28,435
Mortgage loan receivable (a)	7.50%	Dec. 2055	3,077	3,086
Mortgage loan receivable	9.00%	Aug. 2056	4,535	—
Total mortgage loans receivable			127,366	96,038
Equipment and other loans receivable (c)	8.35%	2017 - 2023	8,031	4,199
Total principal amount outstanding—loans receivable			135,397	100,237
Unamortized loan origination costs			1,195	1,190
Direct financing receivables			123,097	111,915
Total loans and direct financing receivables			$259,689	$213,342

(a)	Interest rates on these mortgage loans are subject to increases over the term of the loans.
(b)

Represents two mortgage loans receivable secured by a single property.  The loans have an initial interest rate of 8.50% and are subject to increases over the term of the loans.  The loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.

(c)	Interest rate represents the weighted average interest rate on these six loans receivable.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2016	$260	$—	$260
2017	610	19,160	19,770
2018	1,120	850	1,970
2019	1,341	4,374	5,715
2020	1,433	1,901	3,334
2021	856	1,485	2,341
Thereafter	71,890	30,117	102,007
Total principal payments	$77,510	$57,887	$135,397

As of September 30, 2016 and December 31, 2015, the Company had $123.1 million and $111.9 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Minimum lease payments receivable	$303,737	$284,287
Estimated residual value of leased assets	14,500	13,374
Unearned income	(195,140)	(185,746)
Net investment	$123,097	$111,915

As of September 30, 2016, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $2.9 million for the remainder of 2016 and average approximately $11.9 million for each of the next five years.

4. Debt

Credit Facility

As of September 30, 2016, the Company had a $500 million unsecured revolving credit facility with a group of lenders. The facility, which was put in place in September 2014 and amended in September 2015, is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt and includes an accordion feature that allows the size of the facility to be increased up to $800 million.  In April 2016, the Company increased the total commitment under the facility from $400 million by accessing $100 million of availability under the accordion feature.

The amended facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee.  The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC (SCA), one of the Company’s direct wholly owned subsidiaries. Borrowings under this facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The credit spread used is based on the Company’s leverage ratio as defined in the credit agreement; as of September 30, 2016, borrowings under the facility bear interest at LIBOR plus 1.35%. The Company must also pay a non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding. Prior to the amendment in September 2015, borrowings under this facility required monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus a credit spread ranging from 1.75% to 2.50%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.75% to 1.50%.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At September 30, 2016, the Company had $45 million of borrowings outstanding and a pool of unencumbered assets aggregating approximately $2.28 billion, substantially all of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the revolving credit facility including a maximum total leverage ratio of 65%, a minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1 billion plus 75% of any additional equity raised after September 2015, a maximum dividend payout ratio limited to 95% of Funds from Operations and a maximum unsecured debt leverage ratio of 50%, all as defined in the credit agreement. As of September 30, 2016, the Company was in compliance with these covenants.

At September 30, 2016 and December 31, 2015, unamortized financing costs related to the Company’s credit facility totaled $3.0 million and $3.2 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above, including the maximum total leverage ratio, the minimum EBITDA to fixed charges ratio and the minimum consolidated net worth amount, as well as a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio and a minimum interest coverage ratio on unsecured debt.  Subject to the terms of the NPA and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2016, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan with a group of lenders who also participate in its unsecured revolving credit facility. The interest rate on the loan resets monthly at one-month LIBOR plus a credit spread ranging from 1.35% to 2.15%. The credit spread used is based on the Company’s leverage ratio as defined in the loan agreement. The term loan is prepayable at any time without penalty. Concurrent with the closing of this loan, the Company entered into interest rate swaps that effectively convert the floating rate to a fixed rate.  The financial covenants of the term loan match the covenants of the unsecured credit facility. The term loan is a senior unsecured obligation of the Company and is guaranteed by SCA.

The Company’s senior unsecured notes and term loan payable are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		September 30,	December 31,
	Date	Rate		2016	2015
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	—
Total notes payable				375,000	175,000
Term Loan:
Term Loan issued April 2016	Apr. 2021	2.73	% (a)	100,000	—
Total term loan				100,000	—
Unamortized deferred financing costs				(4,977)	(2,558)
Total unsecured notes and term loan payable, net				$470,023	$172,442

(a)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.35% at September 30, 2016.  The Company has entered into two interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of September 30, 2016.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $108.0 million at September 30, 2016.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium. As of September 30, 2016, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.1 billion.

On October 18, 2016, the consolidated special purpose entities issued an additional series of net-lease mortgage notes consisting of $200.0 million of Class A-1 (2016) notes, $135.0 million of Class A-2 (2017) notes and $20.0 million of Class B notes.  The Class A-1 (2016) notes are ten-year notes with an interest rate of 3.96%.  The Class A-2 (2017) are ten-and-a-half-year notes and were retained by the Company for sale at a future date.  The Class B notes were also retained by the Company.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $421.4 million at September 30, 2016.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		September 30,	December 31,
	Date	Rate		2016	2015
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A	Aug. 2019	5.77%		$201,634	$204,218
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		141,395	143,361
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		101,718	103,046
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		73,628	74,568
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		118,600	119,050
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		94,327	94,683
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		96,149	97,486
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		92,212	93,415
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		95,621	96,841
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		138,367	138,892
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		268,087	269,100
Total non-recourse net-lease mortgage notes				1,421,738	1,434,660
Non-recourse mortgage notes payable:
$4,000 note issued August 2006				—	3,208
$3,800 note issued September 2006				—	3,454
$7,088 note issued April 2007 (a)	May 2017	6.00	% (a)	6,486	6,569
$4,400 note issued August 2007 (b)	Sept. 2017	6.7665	% (b)	3,615	3,700
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		7,032	7,242
$20,530 note issued December 2011 and amended February 2012	Jan. 2019	5.275	% (c)	18,483	18,851
$6,500 note issued December 2012	Dec. 2019	4.806%		5,940	6,057
$2,956 note issued June 2013	Jun. 2020	3.469	% (d)	2,684	2,744
$16,100 note issued February 2014	Mar. 2021	4.83%		15,251	15,516
$13,000 note issued May 2012	May 2022	5.195%		11,815	12,038
$14,950 note issued July 2012	Aug. 2022	4.95%		13,231	13,507
$26,000 note issued August 2012	Sept. 2022	5.05%		23,781	24,229
$6,400 note issued November 2012	Dec. 2022	4.707%		5,866	5,980
$11,895 note issued March 2013	Apr. 2023	4.7315%		11,003	11,210
$17,500 note issued August 2013	Sept. 2023	5.46%		16,474	16,744
$10,075 note issued March 2014	Apr. 2024	5.10%		9,730	9,841
$21,125 note issued July 2015	Aug. 2025	4.36%		21,125	21,125
$65,000 note issued June 2016	Jul. 2026	4.75%		64,853	—
$7,750 note issued February 2013	Mar. 2038	4.81	% (e)	7,161	7,295
$6,944 notes issued March 2013	Apr. 2038	4.50	% (f)	6,374	6,504
Total non-recourse mortgage notes payable				250,904	195,814
Unamortized net (discount) premium				(190)	27
Unamortized deferred financing costs				(29,295)	(32,996)
Total non-recourse debt obligations of consolidated special purpose entities, net				$1,643,157	$1,597,505

(a)	Note was assumed in December 2013 at a premium; estimated effective yield at assumption of 4.45%.
(b)	Note was assumed in September 2014 at a premium; estimated effective yield at assumption of 3.40%.
(c)

Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $12.2 million portion and a $6.3 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(d)	Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.00%; rate shown is effective rate at September 30, 2016.
(e)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(f)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has an agreement with a derivative counterparty which provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company has agreements with other derivative counterparties which provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.    As of September 30, 2016, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $2.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of September 30, 2016, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2016	$5,685	$—	$5,685
2017	23,426	9,921	33,347
2018	24,259	6,665	30,924
2019	23,021	213,539	236,560
2020	17,258	296,001	313,259
2021	14,105	229,366	243,471
Thereafter	38,348	1,246,048	1,284,396
	$146,102	$2,001,540	$2,147,642

5. Stockholders’ Equity

At December 31, 2015, there were 140,858,765 shares of the Company’s common stock outstanding, of which 70,336,144 shares were held by STORE Holding.  Between February 1, 2016 and April 1, 2016, STORE Holding completed three common stock offerings in which STORE Holding sold all of its shares of the Company’s common stock.  As a result, as of April 1, 2016, STORE Holding no longer owned any shares of the Company’s common stock.  The Company did not receive any proceeds in connection with these offerings.  As a result of the registration rights agreement between the Company and STORE Holding, the selling stockholder, the Company incurred approximately $0.8 million of offering expenses during the first quarter of 2016 on behalf of the selling stockholder related to these public offerings.

During the second quarter of 2016, the Company completed a follow-on stock offering in which the Company issued and sold 12,362,500 shares of common stock.  The Company received $304.6 million in proceeds, net of both underwriters’ discount and offering expenses, in connection with this offering.

In September 2016, the Company established an “at the market” equity distribution program, or ATM program, pursuant to which it can, from time to time, offer and sell registered shares of common stock up to a maximum amount of $400 million through a group of banks acting as its sales agents.  During September 2016, the Company issued and sold 2,501,600 shares at a weighted average share price of $29.21 and raised approximately $73.1 million in aggregate gross proceeds, or approximately $71.6 million of aggregate proceeds net of sales agents’ commissions and offering expenses, under the ATM program.

As of September 30, 2016, there were 155,758,454 shares of the Company’s common stock outstanding.

The Company declared dividends payable to common stockholders totaling $124.6 million and $94.8 million during the nine months ended September 30, 2016 and 2015, respectively.

6. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.  As of September 30, 2016, the Company had approximately $67.2 million in commitments to fund improvements to real estate properties previously acquired which will generally result in increases to the rental revenue due under the related contracts.

As of September 30, 2016, STORE Capital had 16 properties in which it has ground lease interests and two properties where a portion of the land is subject to a ground lease.  The Company is responsible for the ground lease payments under one of the contracts totaling approximately $3 million over the remaining 67-year lease term and payment obligations associated with four of the ground lease contracts have been prepaid in full.  The ground lease payment obligations for the remaining properties are the responsibility of the tenants operating on the properties.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.  At September 30, 2016 and December 31, 2015, the fair value of the Company’s derivative instruments was a net liability of $1.8 million and $293,000, respectively, included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. Had the Company elected not to offset derivatives in the consolidated balance sheet, the Company would have had a derivative asset of $145,000 associated with the interest rate floor and gross derivative liabilities of $2.0 million associated with its interest rate swaps at September 30, 2016.  There were no derivative assets offset in derivative liabilities at December 31, 2015.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2016 and December 31, 2015. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2016, these debt obligations had a carrying value of $2,113.2 million and an estimated fair value of $2,230.5 million. At December 31, 2015, these debt obligations had a carrying value of $1,769.9 million and an estimated fair value of $1,820.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation, a Maryland corporation, as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016, and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016.

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

As of December 31, 2015, STORE Holding was our largest stockholder, owning approximately 49.9% of our outstanding common stock.  Between February 1, 2016 and April 1, 2016, STORE Holding completed three common stock offerings in which it sold an aggregate of 70,336,144 shares of the Company’s common stock; as of April 1, 2016, STORE Holding no longer owned any shares of the Company’s common stock.  We did not receive any proceeds from the shares sold by STORE Holding.  Pursuant to a registration rights agreement with STORE Holding, we incurred approximately $0.8 million of expenses during the first quarter of 2016 on behalf of STORE Holding related to these stock offerings completed in 2016. In addition, the remaining unamortized equity-based compensation, related to profits interest units previously issued to our senior management team by STORE Holding, was expensed in the first quarter of 2016.  As a result of STORE Holding’s sale of all of its ownership interest in us, STORE Holding made cash distributions during April 2016 related to those profits interests.

Due to the fact STORE Holding no longer owns any of our common stock, STORE Holding no longer has a right to designate any members of our board of directors.  As of August 1, 2016, all five of the board members designated by STORE Holding (all of whom were affiliated with Oaktree Capital) have resigned their positions and to date we have appointed directors to fill four of those positions.  We have filled one of the positions with a member of our executive management team, three positions with independent directors and expect to fill the remaining position with an independent director in early 2017.

From our inception in 2011 through September 30, 2016, we have selectively originated a real estate investment portfolio totaling approximately $4.8 billion, consisting of investments in 1,576 property locations across 48 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into a long‑term triple‑net lease with us to lease the property back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.7%), which allows the monthly lease payments we receive to rise somewhat in an inflationary economic environment. As of September 30, 2016, approximately 97% of our leases (based on annualized base rent) are referred to as “triple net”, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Since our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2016, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 98% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 8% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

Liquidity and Capital Resources

At the beginning of 2016, our real estate investment portfolio totaled $4.0 billion, consisting of investments in 1,325 property locations with base rent and interest due from our customers aggregating approximately $27.7 million per month, excluding future rent payment escalations. By September 30, 2016, our investment portfolio had grown to approximately $4.8 billion, consisting of investments in 1,576 property locations with base rent and interest aggregating approximately $33.0 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we would incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant.  There are no leases scheduled to expire in 2016 and 90% of our leases have ten years or more remaining in their base lease term.  As of September 30, 2016, 12 of our 1,576 property locations were vacant and not subject to a lease which represents a 99.2% occupancy rate.  We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed.  In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe that the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions which are consistent with our underwriting guidelines and raise future additional capital. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.

Our debt capital is initially provided on a short-term, temporary basis through our variable‑rate unsecured revolving credit facility with a group of banks.  We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. Our weighted average debt maturity at September 30, 2016 was approximately 6.3 years.  By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability.  In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  As of September 30, 2016, essentially all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt.  In conjunction with our investment-grade unsecured debt strategy, we are targeting a level of debt (net of cash and cash equivalents) that approximates six times our earnings before interest, taxes, depreciation and amortization.

Our long-term debt strategy focuses on developing and maintaining broad access to multiple debt sources. The long-term debt we have issued as of September 30, 2016 is comprised of both secured non-recourse borrowings and senior unsecured borrowings.  Our secured non-recourse borrowings are obtained primarily through either the asset-backed or commercial mortgage-backed securities debt markets. To a lesser extent, we may also, from time to time, obtain fixed-rate non‑recourse mortgage financing from banks and insurance companies secured by specific property we pledge as collateral. These non-recourse borrowings have a current weighted average loan-to-cost ratio of approximately 66% and approximately 53% of our investment portfolio serves as collateral for this long-term debt.  The remaining 47% of our portfolio properties, aggregating $2.28 billion at September 30, 2016, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings.  During 2015, we received an investment-grade credit rating of BBB- from Fitch Ratings, Inc., positioning us to issue senior unsecured long-term debt, which we did for the first time in November 2015. As discussed in more detail below, we issued additional unsecured long-term debt in April 2016. In addition, in August 2016, we received an investment-grade rating from Standard & Poor’s Ratings Services of BBB-, Positive Outlook, further enhancing our capital flexibility.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt.  As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility.  During the nine months ended September 30, 2016, we repaid $6.6 million of maturing secured debt.  We have no significant debt maturities until 2019 when our first issuance of STORE Master Funding bonds is scheduled to mature, though we may choose to prepay some of our existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

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

Typically, we use our unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In April 2016, we increased the total commitment under our credit facility from $400 million to $500 million by accessing $100 million of availability under the accordion feature.  The accordion feature allows the size of the facility to be increased up to $800 million. The facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee.  This facility bears interest at a rate selected by us equal to either (1) LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a leverage-based credit spread ranging from 0.35% to 1.15% and also includes a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time.  At September 30, 2016, we had $45 million of borrowings outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $2.28 billion, substantially all of which can serve as eligible unencumbered assets under the credit facility.  Covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly owned subsidiaries. We remain in compliance with these covenants.

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

The ABS notes outstanding at September 30, 2016 totaled $1.4 billion in Class A principal amount supported by a collateral pool valued at $2.1 billion representing 819 property locations operated by 165 customers.  The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

On October 18, 2016, our consolidated special purpose entities issued an additional series of STORE Master Funding net-lease mortgage notes consisting of $200.0 million of Class A-1 (2016) notes, $135.0 million of Class A-2 (2017) notes and $20.0 million of Class B notes.  The Class A-1 (2016) notes are ten-year notes with an interest rate of 3.96%.  The Class A-2 (2017) are ten-and-a-half-year notes and were retained by the Company for sale at a future date.  The Class B notes were also retained by us.  The net proceeds from the issuance of the Class A-1 (2016) notes were used to pay off the then-existing outstanding balance on our credit facility and provided liquidity to continue to acquire real estate assets.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the nine months ended September 30, 2016, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $65 million on cash collections of $136 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.90 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

To complement STORE Master Funding, in 2015 we received an investment-grade credit rating of BBB- from Fitch Ratings, Inc., providing us with the ability to issue senior unsecured long-term debt, which we did for the first time in November 2015.  This inaugural issuance was a private placement of $175 million in principal amount of investment-grade unsecured seven and nine-year notes with a weighted average interest rate of 5.12%.  In April 2016, we accessed multiple debt markets and executed two separate long-term debt transactions.  One transaction was the private placement of $200 million of unsecured, investment-grade rated 4.73% senior notes due April 2026. We also entered into a $100 million floating-rate, unsecured five-year term loan with a group of lenders who also participate in our unsecured revolving credit facility.  Concurrent with the closing of the floating-rate loan, we entered into two interest rate swaps that effectively convert the floating rate to a fixed rate, which was approximately 2.7% at closing, for the term of the loan.

As noted earlier, in August 2016, we received an investment-grade corporate issuer rating from Standard & Poor’s Ratings Services of BBB-, Positive Outlook, which we expect will further enhance our ability to issue unsecured long-term debt in the future.

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

As of September 30, 2016, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $2.1 billion, a weighted average maturity of 6.3 years and a weighted average interest rate of 4.6%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2016:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,422	$2,118	$—	$2,118
Other mortgage notes payable	251	421	—	421
Unsecured notes and term loan payable	475	—	—	—
Total long-term debt	2,148	2,539	—	2,539
Unsecured credit facility	45	—	—	—
Unencumbered real estate assets	—	1,691	590	2,281
	$2,193	$4,230	$590	$4,820

Our decision to use STORE Master Funding, other non‑recourse traditional mortgage loan borrowings or senior unsecured term debt depends on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of our real estate assets. As we continue to acquire real estate, we expect to balance the overall degree of leverage on our portfolio by growing a pool of portfolio assets that are unencumbered. A growing pool of unencumbered assets will increase our financial flexibility by providing us with assets that could support senior unsecured financing or that could serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and any additional equity capital raises.

During the second quarter of 2016, we completed a follow-on stock offering in which the Company issued and sold 12,362,500 shares of common stock at a price to the public of $25.60 per share.  We raised approximately $304.6 million of net proceeds from this offering which was used to pay down amounts then outstanding under our credit facility and to fund real estate acquisitions.

In September 2016, we established an “at the market” equity distribution program, or ATM program, under which we can, from time to time, offer and sell registered shares of our common stock up to a maximum amount of $400 million through a group of banks acting as our sales agents.  During September 2016, we issued and sold 2,501,600 shares under the program at a weighted average share price of $29.21.  After the payment of sales agents’ commissions and our offering expenses, we received aggregate net proceeds of $71.6 million which were primarily used to fund real estate acquisitions.

As shown in the following table, net cash provided by operating activities rose primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to make headway into our target market by identifying and acquiring real estate, primarily through sale‑leaseback transactions. Real estate investment activity was funded with a combination of cash from operations, proceeds from the issuance of debt and proceeds from our follow-on stock offerings, including sales of stock under our ATM program in 2016, and, in 2015, from the remaining proceeds of our initial public offering, or IPO, in November 2014.  We paid dividends to our stockholders totaling $117.4 million and $73.7 million during the first nine months of 2016 and 2015, respectively.  Dividends paid during the first quarter of 2015 represented a pro-rated dividend for the period from the closing of our IPO through December 31, 2014. Our quarterly dividend was increased 8% during the third quarter of 2015 from an annualized $1.00 per common share to an annualized $1.08 per common share.  We also increased our quarterly dividend in the third quarter of 2016 by 7.4% to an annualized $1.16 per common share; this increase will impact our cash payments for dividends in future quarters.  Cash for the increase in dividends between periods resulted primarily from the increase in cash provided by our operations. Cash and cash equivalents totaled $30.0 million and $67.1 million at September 30, 2016 and December 31, 2015, respectively.

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$182,768	$130,585
Net cash used in investing activities	(859,478)	(922,725)
Net cash provided by financing activities	639,639	684,796
Net decrease in cash and cash equivalents	(37,071)	(107,344)
Cash and cash equivalents, beginning of period	67,115	136,313
Cash and cash equivalents, end of period	$30,044	$28,969

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

Real Estate Portfolio Information

As of September 30, 2016, our total investment in real estate and loans approximated $4.8 billion, representing investments in 1,576 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from approximately 550 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases.  The weighted average non‑cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified.  As of September 30, 2016, our 1,576 property locations were operated by nearly 340 customers across 48 states.  None of our customers represented more than 3% of our portfolio at September 30, 2016, and our top ten largest customers represented less than 17% of annualized base rent and interest.  Our customers operate their businesses across more than 380 brand names or business concepts in 100 industries.  Our top five concepts as of September 30, 2016 were Ashley Furniture HomeStore, Applebee’s, Gander Mountain, Mills Fleet Farm and Popeyes Louisiana Kitchen; combined, these concepts represented 11% of annualized base rent and interest.  Our top five industries as of September 30, 2016 are restaurants, early childhood education centers, movie theaters, health clubs and furniture stores.  Combined, these industries represented 47% of annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on September 30, 2016, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of September 30, 2016, our 1,576 property locations were operated by nearly 340 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Gander Mountain Company	2.3%	13
Cadence Education, Inc.	2.3	31
Mills Fleet Farm Group, LLC	2.0	5
American Multi-Cinema, Inc. (Starplex/Showplex/AMC)	1.7	10
RMH Franchise Holdings, Inc. (Applebee's)	1.7	33
O'Charley's LLC	1.4	30
At Home Stores LLC	1.3	5
FreedomRoads, LLC (Camping World)	1.2	8
Sailormen, Inc. (Popeyes Louisiana Kitchen)	1.2	41
Rainbow Early Education Holding, LLC	1.1	36
All other (327 customers)	83.8	1,364
Total	100.0%	1,576

Diversification by Concept

As of September 30, 2016, our customers operated their businesses across more than 380 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	2.8%	20
Applebee's	2.4	48
Gander Mountain	2.3	13
Mills Fleet Farm	2.0	5
Popeyes Louisiana Kitchen	1.7	64
Starplex Cinemas	1.6	8
O'Charley's	1.4	30
At Home	1.3	5
Sonic Drive-In	1.2	56
Camping World	1.2	8
All other (374 concepts)	82.1	1,319
Total	100.0%	1,576

Diversification by Industry

As of September 30, 2016, our customers’ business concepts were diversified across 100 industries within the service, retail and industrial sectors of the U.S. economy.  The following table summarizes those industries:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry	Interest	Properties	(in thousands)
Service:
Restaurants—full service	14.1%	318	2,187
Restaurants—limited service	8.8	391	1,032
Early childhood education centers	7.6	164	1,780
Movie theaters	7.0	37	1,634
Health clubs	6.3	58	1,672
Automotive repair and maintenance facilities	2.1	60	230
Colleges and professional schools	2.0	6	488
All other service (40 industries)	21.9	273	8,208
Total service	69.8	1,307	17,231
Retail:
Furniture stores	3.6	28	1,665
Lawn and garden equipment and supply stores	3.2	20	1,799
Sporting goods and hobby stores	2.7	16	1,050
All other retail (12 industries)	6.3	71	2,979
Total retail	15.8	135	7,493
Industrial:
Total industrial (38 industries)	14.4	134	13,678
Total	100.0%	1,576	38,402

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,576 property locations can be found in 48 of the 50 states (excluding Delaware and Rhode Island).  The following table details the top ten geographical locations of the properties as of September 30, 2016:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.8%	160
Illinois	7.7	120
Georgia	6.2	110
Florida	5.5	79
Tennessee	5.2	85
Ohio	5.0	92
California	4.4	24
Wisconsin	3.4	34
Pennsylvania	3.4	35
Arizona	3.4	48
All other (38 states) (1)	43.0	789
Total	100.0%	1,576

(1)	Includes two properties in Ontario, Canada which represent 0.2% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of September 30, 2016:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2016	—%	—
2017	0.7	13
2018	0.3	2
2019	0.8	8
2020	0.6	5
2021	1.0	8
2022	0.3	5
2023	2.2	36
2024	2.0	23
2025	2.3	21
Thereafter	89.8	1,443
Total	100.0%	1,564

(1)	Expiration year of contracts in place as of September 30, 2016 and excludes any tenant option renewal periods.
(2)	Excludes 12 properties which were vacant and not subject to a lease as of September 30, 2016.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2016 unaudited condensed consolidated financial statements.

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

Results of Operations

Overview

As of September 30, 2016, our real estate investment portfolio had grown to approximately $4.8 billion, consisting of investments in 1,576 property locations in 48 states, operated by nearly 340 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In thousands)	2016	2015	(Decrease)	2016	2015	(Decrease)
Total revenues	$96,998	$74,791	$22,207	$274,202	$205,150	$69,052
Expenses:
Interest	27,121	21,391	5,730	76,427	59,257	17,170
Transaction costs	155	137	18	490	1,003	(513)
Property costs	807	471	336	2,519	1,122	1,397
General and administrative	8,104	7,138	966	25,240	20,983	4,257
Selling stockholder costs	—	—	—	800	—	800
Depreciation and amortization	31,112	23,271	7,841	86,626	63,731	22,895
Provision for impairment of real estate	—	—	—	—	1,000	(1,000)
Total expenses	67,299	52,408	14,891	192,102	147,096	45,006
Income from operations before income taxes	29,699	22,383	7,316	82,100	58,054	24,046
Income tax expense	89	72	17	248	238	10
Income before gain on dispositions of real estate	29,610	22,311	7,299	81,852	57,816	24,036
Gain on dispositions of real estate, net of tax	6,733	687	6,046	9,533	1,882	7,651
Net income	$36,343	$22,998	$13,345	$91,385	$59,698	$31,687

Revenues

The increase in revenues period over period is driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. The weighted average real estate investment amounts outstanding during the three-month periods were $4.70 billion in 2016 and $3.57 billion in the comparable period in 2015. During the nine-month periods, the weighted average real estate investment amounts outstanding were $4.40 billion in 2016 and $3.26 billion in 2015. Our real estate investment portfolio grew from $3.7 billion in gross investment amount at September 30, 2015 to approximately $4.8 billion in gross investment amount at September 30, 2016, resulting in a net increase of 330 property locations. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, the vast majority of the increase in revenues between periods is primarily related to recognizing revenue in 2016 on acquisitions that were made during 2015.  Similarly, the full revenue impact of acquisitions made during the first nine months of 2016 will not be seen until the fourth quarter of 2016 and into 2017.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on their business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. As a result of the mix of transactions we complete in any particular quarter, we may experience fluctuations from quarter to quarter in the weighted average lease rates we receive on acquisition transactions; however, year-to-date the weighted average lease rate achieved on properties we acquired has remained fairly stable.  The weighted average initial real estate capitalization rate on the properties we acquired during the three months ended September 30, 2016 and 2015 was approximately 8.2% and 7.8%, respectively, and was approximately 8.0% and 8.1% during the nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes our interest expense for the periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense - credit facility	$74	$322	$915	$846
Interest expense - credit facility non-use fees	323	158	758	480
Interest expense - long-term debt (secured and unsecured)	25,105	19,297	70,043	53,684
Capitalized interest	(212)	(178)	(607)	(596)
Amortization of deferred financing costs and other	1,831	1,792	5,318	4,843
Total interest expense	$27,121	$21,391	$76,427	$59,257
Credit facility:
Average debt outstanding	$13,728	$61,674	$60,202	$51,418
Average interest rate (excluding non-use fees)	2.2%	2.1%	2.0%	2.2%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,152,832	$1,637,692	$1,992,639	$1,501,276
Average interest rate	4.6%	4.7%	4.7%	4.8%

The average amount of long-term debt outstanding was $2.15 billion during the three months ended September 30, 2016, up from $1.64 billion during the same period in 2015 and, for the nine months ended September 30, 2016, the average amount of long-term debt outstanding was $1.99 billion up from $1.50 billion for the same period in 2015.  The increase in long-term debt outstanding is the primary driver for the increase in interest expense on long-term debt.  This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt.  Long-term debt added after September 30, 2015 included the senior unsecured long-term debt we added in November 2015 and April 2016 aggregating $475 million with a weighted average interest rate of 4.45%.  In addition, we added $65 million of traditional mortgage debt with an interest rate of 4.75%.

During most of 2015, our credit facility bore interest at a variable rate based on one‑month LIBOR plus a credit spread ranging from 1.75% to 2.50% using a leverage‑based scale. In September 2015, we amended the unsecured credit facility and it now bears interest based on one-month LIBOR plus a credit spread of 1.35% to 2.15% using a leverage-based scale.  In funding our real estate acquisitions, where the timing of the acquisition is less certain, we may borrow temporarily on a base rate loan until the borrowing is converted to a LIBOR-based loan. During the three and nine-month periods ended September 30, 2016, the average one-month LIBOR was approximately 0.3% higher than the same periods in 2015.  During the three months ended September 30, 2016, the average debt outstanding on our credit facility was $13.7 million with a weighted average interest rate of 2.2% as compared to an average balance of $61.7 million and a weighted average interest rate of 2.1% during the same period in 2015.  For the three months ended September 30, 2016, the decrease in the average credit spread was more than offset by the increase in the average one-month LIBOR rate resulting in a higher weighted average interest rate versus the same period in 2015.  During the nine months ended September 30, 2016, the average debt outstanding on our credit facility was $60.2 million with a weighted average interest rate of 2.0% as compared to an average balance of $51.4 million and a weighted average interest rate of 2.2% during the same period in 2015.  For the nine months ended September 30, 2016, the decrease in the average credit spread was only partially offset by the increase in the average one-month LIBOR rate resulting in a lower weighted average interest rate versus the same period in 2015.  For the three and nine months ended September 30, 2016, the increase in the fees assessed on the average unused portion of the credit facility increased as compared to the same periods a year ago primarily due to the expansion of the facility from $400 million to $500 million in April 2016.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented $0.2 million and $0.6 million in both the three and nine months ended September 30, 2016 and 2015, respectively.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs were capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease. Costs incurred on real estate transactions where we acquired properties that are subject to an existing lease were expensed to operations as incurred. Transaction costs expensed during the three months and nine months ended September 30, 2016 totaled $0.2 million and $0.5 million, respectively, as compared to $0.1 million and $1.0 million, respectively, incurred in the same periods in 2015.  Whether the real estate we acquire is subject to an existing lease or not determines how we account for the related transaction costs and, accordingly, may cause variability in the level of such costs expensed to operations from year to year.

Property Costs

Approximately 97% of our leases are triple-net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period where one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2016, 12 of our properties were vacant and not subject to a lease and we have no scheduled lease maturities during 2016. During the quarter ended September 30, 2016, we recognized property costs related to our vacant properties as well as certain property costs, such as real estate taxes billed in arrears, where we determined that our tenant may be unlikely to pay those obligations.

Included in property costs for the three and nine months ended September 30, 2016 is approximately $112,000 and $336,000, respectively, related to the amortization of ground lease interest intangibles as compared to $21,000 and $63,000, respectively, for the same periods in 2015. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $8.1 million and $25.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $7.1 million and $21.0 million for the same periods in 2015 with the increase being primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased partially due to staffing additions to support our growing investment portfolio as well as due to an increase in amortization expense related to our stock-based incentive compensation program where our legacy incentive plans are being replaced with public company incentive plans that are more comprehensive and include more of our employees. Our employee base grew from 58 employees at September 30, 2015 to 65 employees as of September 30, 2016.  We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio and, accordingly, such expense rose from $23.3 million and $63.7 million for the three and nine months ended September 30, 2015, respectively, to $31.1 million and $86.6 million for the comparable periods in 2016.

Gain on Dispositions of Real Estate

We sell properties from time to time in order to enhance the diversity and quality of our real estate investment portfolio.  During the nine months ended September 30, 2016, we recognized a $9.5 million aggregate gain, net of tax, on the sale of 21 properties; 16 of these 21 properties were sold in the third quarter of 2016 and represented an aggregate gain, net of tax, of $6.7 million.  In comparison, for the nine months ended September 30, 2015, we recognized a $1.9 million aggregate gain on the sale of seven properties; three of the seven properties were sold in the third quarter of 2015 and represented an aggregate gain of $0.7 million.

Net Income

As a result of the factors discussed above, for the three months ended September 30, 2016, our net income rose to $36.3 million from the $23.0 million in net income reported for the comparable period in 2015. Our net income rose to $91.4 million for the nine months ended September 30, 2016 from the $59.7 million in net income reported for the same period in 2015.  Net income for the nine months ended September 30, 2015 included the impact of a $1.0 million provision for impairment of one property.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income, excluding gains (or losses) from extraordinary items and sales of depreciable property, real estate impairment losses and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain non‑cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation. In addition, in deriving AFFO, we exclude transaction costs associated with acquiring real estate subject to existing leases and certain other expenses not related to our ongoing operations.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional non-cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation as such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. Additionally, in deriving AFFO, we exclude transaction costs associated with acquiring real estate subject to existing leases. We view transaction costs to be a part of our investment in the real estate we acquire, similar to the treatment of acquisition and closing costs on our sale-leaseback transactions, which are capitalized as a part of the investment in the asset. We believe that transaction costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, we add back the portion expensed when computing AFFO.  Similarly, in 2016 we excluded the offering expenses incurred on behalf of our selling stockholder, STORE Holding, when it exited all of its holdings of STORE Capital common stock, as those costs are not related to our ongoing operations.  As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability.  Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net Income	$36,343	$22,998	$91,385	$59,698
Depreciation and amortization of real estate assets	30,956	23,181	86,236	63,474
Provision for impairment of real estate	—	—	—	1,000
Gain on dispositions of real estate	(6,733)	(687)	(9,533)	(1,882)
Funds from Operations	60,566	45,492	168,088	122,290
Adjustments:
Straight-line rental revenue, net	(963)	(414)	(2,548)	(1,513)
Transaction costs	155	137	490	1,003
Amortization of:
Equity-based compensation	1,796	1,290	5,219	3,450
Deferred financing costs and other noncash interest expense	1,831	1,792	5,318	4,843
Lease-related intangibles and costs	418	292	1,321	847
Selling stockholder costs	—	—	800	—
Adjusted Funds from Operations	$63,803	$48,589	$178,688	$130,920

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, we primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At September 30, 2016, substantially all of our outstanding long‑term debt carried, or was swapped to, a fixed interest rate and the weighted average debt maturity was approximately 6.3 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of September 30, 2016, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of September 30, 2016 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A.  Risk Factors.

Except as noted under “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016, there have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the Securities and Exchange Commission on February 25, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, the Company did not repurchase any of its equity securities nor did it sell any equity securities that were not registered under the Securities Act of 1933.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: November 4, 2016	By:	/s/ Catherine Long
Catherine Long
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1

Fifth Amended and Restated Master Indenture dated as of October 18, 2016, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV,  LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to Net-Lease Mortgage Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016 (Commission File No. 001-36739)).

4.2

Series 2016-1 Indenture Supplement dated as of October 18, 2016, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, each a Delaware limited liability company, and Citibank, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016 (Commission File No. 001-36739)).

10.1

Joinder to the Fourth Amended and Restated Property Management and Servicing Agreement dated as of October 18, 2016, among STORE Master Funding VII, LLC, a Delaware limited liability company, as a new issuer, STORE Capital Corporation, a Maryland corporation, as property manager and special servicer, and Midland Loan Services, Inc., a Delaware corporation, as back-up manager and Citibank, N.A., as indenture trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016 (Commission File No. 001-36739)).

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