Form 10-K
period 2016-12-31
STORE CAPITAL Corp
filed 2017-02-24
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

8377 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $4.5 billion based on the last reported sale price of $29.45 per share on the New York Stock Exchange on June 30, 2016.

As of February 22, 2017, there were 161,290,480 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I

In this Annual Report on Form 10-K, or this Annual Report, we refer to STORE Capital Corporation, a Maryland corporation, as “we,” “us,” “our,” “the Company,” “S|T|O|R|E” or STORE Capital,” unless we specifically state otherwise or the context indicates otherwise.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Annual Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” elsewhere in this Annual Report. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•

the factors included in this report, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our ability to raise debt and equity capital on attractive terms;
•	the competitive environment in which we operate;
•	the performance and financial condition of our customers;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for customers in such markets;
•	decreased rental rates or increased vacancy rates;
•	potential defaults (including bankruptcy or insolvency) on, or non-renewal of, leases by customers;
•	real estate acquisition risks, including our ability to identify and complete acquisitions and/or failure of such acquisitions to perform in accordance with projections;
•	potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;
•	the general level of interest rates;
•	litigation, including costs associated with defending claims against us as a result of incidents on our properties, and any adverse outcomes;
•

potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust tax laws;

•

financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms at all;

•	lack of or insufficient amounts of insurance;
•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;
•	our ability to maintain our qualification as a real estate investment trust;
•	our ability to retain key personnel; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

Item 1. BUSINESS

General

S|T|O|R|E is an internally managed net-lease real estate investment trust, or REIT, that is the leader in the acquisition, investment and management of Single Tenant Operational Real Estate, or STORE Properties, which is our target market and the inspiration for our name. A STORE Property is a real property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business.

S|T|O|R|E continues the investment activities of our senior leadership team, which has been investing in single-tenant operational real estate for over 35 years. We are one of the largest and fastest-growing net-lease REITs, and own a well-diversified portfolio that consists of investments in 1,660 property locations operated by 360 customers across 48 states as of December 31, 2016. Our customers operate across a wide variety of industries within the service, retail and manufacturing sectors of the U.S. economy, with restaurants, early childhood education centers, movie theaters, health clubs and furniture stores representing the top industries in our portfolio.

The following table depicts the growth in our investment portfolio since our inception in 2011.

Our Total Investment Portfolio at Period End

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our initial taxable year ended December 31, 2011. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually.

2016 Highlights

•	During the year ended December 31, 2016, we invested over $1.2 billion in 367 property locations.
•

For the year ended December 31, 2016, we declared dividends totaling $1.12 per share of common stock to our stockholders. In the third quarter of 2016, we raised our quarterly dividend 7.4% from our previous quarterly dividend amount.

•

As of December 31, 2016, our total gross investment in real estate had reached approximately $5.1 billion, of which $2.2 billion was unencumbered. Our long-term outstanding debt totaled $2.3 billion at December 31, 2016, up from $1.8 billion at the end of 2015. Approximately $1.9 billion of our total long-term debt was secured debt and approximately $2.9 billion of our investment portfolio served as collateral for these outstanding borrowings.

•	During 2016, we received a BBB- rating with a positive outlook from Standard & Poor’s, complementing our BBB- credit rating from Fitch Ratings, Inc., which we received in 2015.
•

Between February 1, 2016 and April 1, 2016, STORE Holding Company, LLC, which was owned by certain investment funds managed by Oaktree Capital Management and had been our largest stockholder, completed three secondary stock offerings in which it sold all of its shares of our common stock and, as of April 1, 2016, no longer owned any shares of our common stock.

•

In April 2016, we closed on our second offering of investment-grade rated senior unsecured notes in an aggregate principal amount of $200 million. In April 2016, we also closed on a $100 million five-year unsecured bank term loan and expanded our unsecured credit facility to $500 million by accessing $100 million of availability under the accordion feature.

•	In May 2016, we completed a follow-on public offering of our common stock in which we received proceeds aggregating $304.6 million, net of underwriters’ discounts and offering expenses.
•

In September 2016, we launched our inaugural “At the Market”, or ATM, equity offering program, under which, from time to time, we offer and sell shares of our common stock up to a maximum amount of $400.0 million. During 2016, we raised aggregate net proceeds of $159.3 million from sales of shares under the ATM program.

•

In October 2016, we issued our seventh series of A+ rated STORE Master Funding net-lease mortgage notes payable, aggregating $335 million in principal amount, selling $200 million of the notes and retaining $135 million of the notes for future sale.

Our Target Market

We are the leader in providing real estate financing solutions principally to middle-market and larger businesses that own STORE Properties and operate within the broad-based service, retail and manufacturing sectors of the U.S. economy. We have designed our net-lease solutions to provide a long-term, lower-cost way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership. We estimate the market for STORE Properties to exceed $2.6 trillion in market value and to include more than 1.6 million properties.

We define middle-market companies as those having approximate annual gross revenues of between $20 million and $300 million, although some of our customers have annual revenues substantially in excess of $300 million. Most of our customers do not have credit ratings, while some have ratings from rating agencies that service insurance companies or fixed-income investors. Most of these non-rated companies either prefer to be unrated or are simply too small to issue debt rated by a nationally recognized rating agency in a cost-efficient manner.

The financing marketplace for STORE Properties is highly fragmented, with few participants addressing the long-term capital needs of middle-market and larger non-rated companies. While we believe our net-lease financing solutions can add value to a wide variety of companies, we believe the largest underserved market and, therefore, our greatest opportunity is non-rated, bank-dependent, middle-market and larger companies that generally have less access to efficient sources of long-term capital.

Our customers typically have the choice to either own or to lease the real estate they use in their daily businesses. They choose to lease for various reasons, including the potential to lower their cost of capital, since leasing supplants traditional financing options and the costlier equity that lenders require be tied up in the real estate. Leasing is also viewed as an attractive alternative to our customers because it generally locks in scheduled payments for longer periods than traditional financing options, which are viewed as attractive relative to the amounts funded. We believe that our customers select us for their leasing options principally as a result of the service, comparative business flexibility and tailored net-lease solutions we provide.

We believe the demand for our net-lease solutions is even greater today as a result of the current bank regulatory environment. In our view, the increased scrutiny and regulation of the banking industry in response to the collapse of the housing and mortgage industries from 2007 to 2009, particularly with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the Basel Accords issued by the Basel Committee on Banking Supervision, have made commercial banks even less responsive to the long-term capital needs of the middle-market companies we target. These companies have historically depended on commercial banks for much of their financing.

S|T|O|R|E was formed to capitalize on this market opportunity and address the capital needs of middle-market and larger non-rated companies by offering them a superior alternative to financing their profit-center real estate with traditional mortgage or bank debt and their own equity. We believe our opportunities include both gaining market share from the fragmented network of net-lease capital providers and growing the market by creating demand for our net-lease solutions that meet the long-term real estate capital needs of these companies.

Our target market of STORE Properties is divided into three primary industry sectors and various industry sub-sectors. The primary sectors and their proportion of our target market are service at 50%, retail at 35% and manufacturing at 15%. The sub-sectors included within each primary sector are summarized in the table below.

Service	Retail	Manufacturing
Restaurants	Big box retail	Industrial profit-centers
Education	Specialty retail	Light manufacturing
Fitness centers	Grocery
Transportation	Drug stores
Automotive services	Automotive (new and used)
Family entertainment

Within the sub-sectors, the market for STORE Properties is further subdivided into a wide variety of industries within the service, retail and manufacturing sectors, such as:

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

Our Asset Class: STORE Properties

STORE Properties are a unique asset class that inspired the formation of S|T|O|R|E and our company name. STORE Properties are profit-center real estate locations on which our customers conduct their businesses and generate their revenues and profits. The defining characteristic of STORE Properties is the number of payment sources: STORE Properties have the following three payment sources, whereas all other commercial real estate assets have just two.

•

Unit-Level Profitability. STORE Properties are distinguished by the primary source of their rent payment, which comes directly from the profits produced by the business operations at the real estate locations we own, which we refer to as unit-level profitability. While it is a common perception that the tenant under a lease is the primary source of the rent payment (as distinguished from the business unit operating at the leased site), we have observed a historic pattern in which tenants in corporate insolvencies seek to vacate unprofitable locations while retaining profitable ones, which indicates that the profitability of the location is the main indicator of a tenant’s ability to pay. Because tenants historically retain profitable locations and vacate unprofitable ones in the event of insolvency, it is fundamentally important for S|T|O|R|E to collect and review the unit-level financial statements of our customers at our real estate locations, which is a key component of our business model. As of December 31, 2016, approximately 97% of the properties in our portfolio are subject to unit-level financial reporting requirements. Without access to unit-level financial reporting for the business activities conducted on the properties we own, we would not be able to accurately assess our customer’s business and, thus, the quality of the most important, and primary, source for our rent payments.

•

Customer Credit Quality. In addition to the unit-level profitability of the business on the real estate we own, our customers’ overall financial health, or credit quality, serves as an additional, but not primary, source of payment. Our customer’s credit can become the primary payment source if our unit is not profitable and our customer is required to divert cash flows from its other profitable units or other resources to pay our rents. However, we have seen that customer credit quality tends to be subject to greater volatility over time than unit-level profitability, because customer credit quality is not only a function of the unit-level profitability of the operations at our locations, but of the profitability of potentially many other existing and new assets owned and operated by our customer. Corporate financial health is also a function of many other decisions, such as optional changes in capital structure or growth strategies, as well as conditions in the marketplace for our customers’ products and services, that can change over time and that may have profound impacts on customer creditworthiness.

•

Real Estate Residual Value. The final payment source that is common to all real estate investments is the residual value of the underlying real estate, which gives us the opportunity to receive rents from other substitute tenants in the event our property becomes vacant. For S|T|O|R|E, this means more than just looking at comparable lease rates and transactions. Studies we have done underscore the importance of investing in properties at or below their as-new replacement costs. We also review the local markets in which our properties are located and seek to have rents that are at or below prevailing market rents on a per square foot basis for comparable properties. Taking these steps protects S|T|O|R|E and our customers by making it easier for us to assign, sell or sublease properties that our customers may want to sell, reposition or vacate as part of their capital efficiency strategies.

Our Competitive Strengths

We have a market-leading platform for the acquisition, investment in and management of STORE Properties that simultaneously creates value for stockholders and customers through our five corporate competencies. Each member of our senior leadership team is primarily responsible for one of our five competencies, which are described below:

•

Investment Origination. S|T|O|R|E was formed to fill a need for efficient long-term real estate capital for middle-market and larger customers. We do this principally through a solutions-oriented approach that includes the use of lease contracts that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. As a result of our solutions-oriented approach, more than 80% of our investments, by dollar volume, have been originated by our internal origination team through direct customer relationships. By creating demand for our services, we maintain a large pipeline of investment opportunities, which we estimate to be $8.6 billion as of December 31, 2016. Our objective is to be both selective and achieve higher rates of return than our stockholders could achieve if they sought to acquire profit-center real estate on their own.

•

Investment Underwriting. Our senior leadership team has developed our methods of risk evaluation over 35 years and across investments of more than $14 billion in over 9,000 STORE Properties. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class. We have combined our underwriting approach with our portfolio management systems to capture customer credit ratings and lease contract ratings, which we refer to as a STORE Score, as tools to monitor ongoing portfolio performance. Our collective experience has enabled us to develop sophisticated risk evaluation systems and insights that are designed to offer greater risk-adjusted investment results than those available to most real estate investors. Our investment underwriting goal is to create investment-grade quality contracts with every customer.

The STORE Score is the credit rating we assign to our contracts considering the profitability of the operations at each of our properties and our assessment of the likelihood that each of our tenants will choose to continue to operate their businesses on our properties in the event of their insolvency. The table below compares our tenants credit profile, or Expected Default Frequency (EDF), as measured by Moody’s Analytics RiskCalc rating scale, with the STORE Score. As indicated by the arrows, the credit quality of our contracts determined using the STORE Score is enhanced to a median of ‘Baa2’ on the Moody’s rating scale relative to the median EDF score of approximately ‘Ba2’.

* The STORE Score is a quantitative measurement of contract risk computed by multiplying a tenant’s one-year EDF score using Moody’s RiskCalc, by the estimated business closure probability (using a simple algorithm we developed that has closure probabilities ranging from 100% to 10%, depending on unit-level profitability).  Based on our experience over many years, we have seen a strong correlation between the profitability of a business on our property and the decision to close the business. As a result, we estimate the probability of the businesses at our properties being closed based on the profitability of the operations at our properties.  Qualitative features can also impact investment risk, such as low property investment amounts, favorable tenant debt capital stacks, the presence of third party guarantors, or other factors.  Such qualitative factors may serve to further mitigate investment risk.

•

Investment Documentation. We believe lease contracts, and not customer credit quality, are the principal determinants of investment risk. Part of contract creation is embodied in the investment underwriting process, which focuses on an alignment with fundamental and relevant business sectors; the prices we pay for the real estate; the unit-level profitability of the businesses operated on our real estate; the rents and escalations we receive; the support offered to the investment by the customer’s credit quality; and the forging of strong alignments of interests with our customers. We incorporate these factors into our contracts, along with the results of third party diligence, including appraisals, property condition reports, environmental reports and other diligence. Altogether, our documentation process, like our approach to underwriting, has evolved over decades and, we believe, offers our investors a value that most could not create for themselves.

•

Portfolio Management. Net-lease real estate investment portfolios require active management to realize superior risk-adjusted rates of return. S|T|O|R|E represents our senior leadership team’s third, and most highly developed and scalable servicing platform. We are virtually paperless and can access detailed information on our large diversified portfolio from practically anywhere and at any time. For over 35 years, our senior leadership team has learned how to monitor unit-level profit and loss statements, customer corporate financial statements and the timely payment of property taxes and insurance in order to gauge portfolio quality. Having such systems helps us effectively monitor and reduce customer credit risk at the property level, which, in turn, allows us to place greater focus on effectively managing the minority of investments that may have higher risks. We believe these systems, when combined with our high degree of financial and operating flexibility, allow us to realize better stockholder risk-adjusted rates of return on our invested capital.

•

Financial Reporting and Treasury. We consider and evaluate our corporate financing strategies with the same emphasis as our real estate investment strategies. Under our financing strategy, borrowings must: prudently improve stockholder returns; be structured to provide portfolio flexibility and minimize our exposure to changes in long-term interest rates; be structured to optimize our cost of financing in a way that will enhance investor rates of return; and contribute to corporate governance by enhancing corporate flexibility. Our senior leadership team has extensive experience with diverse liability strategies. Today, we are one of the few REITs to employ our own A+ rated borrowing source, while simultaneously maintaining an investment-grade corporate credit rating. We have designed and implemented our strategies that add value to our investors by offering a more efficient means to finance real estate than they could otherwise do on their own. At the same time, the flexibility we derive from our liability strategies can also result in important flexibility for our customers.

Our Business and Growth Strategies

Our objective is to continue to create stockholder value through sustained investment and management activities designed to increase distributable cash flows and deliver attractive risk-adjusted rates of return from a growing, diverse portfolio of STORE Properties. To accomplish this, our principal business and growth strategies are as follows:

•

Focus on Middle-Market Companies Operating STORE Properties. We believe we have selected the most attractive investment opportunity within the net-lease market, STORE Properties, and targeted the most attractive customer type within that market, middle-market and larger non-rated companies. We focus on this market given its strong fundamentals and outsized growth potential. Within the net-lease market for STORE Properties, our value proposition is most compelling to middle-market, bank-dependent companies who are not rated by any nationally recognized rating agency due to their size or capital markets preferences, but who have strong credit metrics and operate within broad-based industries having the potential for sustained relevance.

•

Realize Stable Income and Internal Growth. We seek to make investments that generate strong and stable current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt). We augment that income with internal growth. We seek to realize superior internal growth through a combination of (1) a target dividend payout ratio that permits a level of free cash flow reinvestment and (2) cash generated from the estimated 1.8% weighted average annual escalation of base rent and interest in our portfolio (as of December 31, 2016, as if the escalations in all of our leases were expressed on an annual basis). We benefit from contractual rent escalations, as approximately 98% of our leases and loans (as of December 31, 2016, by annualized base rent and interest) have escalations that are either fixed (23% of our leases and loans) or based on the Consumer Price Index, or CPI (75% of our leases and loans). We believe this will enable strong cash flow growth without relying exclusively on future common stock issuances to fund new portfolio investments.

•

Capitalize on Direct Origination Capabilities for External Growth. As the market leader in STORE Property investment originations, we plan to complement our internal growth with external growth driven by continued new investments that are funded through future equity issuances and borrowings to expand our platform and raise investor cash flows.

•

Actively Manage our Balance Sheet to Maximize Capital Efficiency. We seek funding sources that enable us to lock in long-term investment spreads and limit interest rate sensitivity. We also seek to maintain a prudent balance between the use of debt (which includes our own STORE Master Funding program, unsecured term notes, commercial mortgage-backed securities borrowings, insurance borrowings, bank borrowings and possibly preferred stock issuances) and equity financing. During 2015, we received a BBB- corporate credit rating from Fitch Ratings, Inc., and, in 2016, we received a BBB- rating with a positive outlook from Standard & Poor’s. As of December 31, 2016, our secured and unsecured long-term debt had an aggregate outstanding principal balance of $2.3 billion, a weighted average maturity of six years and a weighted average interest rate of 4.6%.

•

Increase our portfolio diversity. As of December 31, 2016, we had invested approximately $5.1 billion in 1,660 property locations, substantially all of which are profit centers for our customers. Our portfolio is highly diversified, with 360 customers operating across more than 420 different brand names, or business concepts, across 48 states and over 100 industry groups. None of our customers represented more than 3% of our portfolio as of December 31, 2016, based on annualized base rent and interest. Our portfolio’s diversity decreases the impact on us of an adverse event affecting a specific customer, industry or region, thereby increasing the stability of our cash flows. We expect that additional acquisitions in the future will further increase the diversity of our portfolio and, from time to time, we may sell properties in our portfolio to improve overall portfolio credit quality or diversity.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including, but not limited to, traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices), some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the willingness to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses. The competition we face may increase the demand for STORE Properties and, therefore, reduce the number of suitable acquisition opportunities available to us or increase the price we must pay to acquire STORE Properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

Employees

As of December 31, 2016, we had 68 full-time employees, all of whom are located in our single office location in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

Insurance

Our leases and loan agreements typically require our customers to maintain insurance of the types and in the amounts that are usual and customary for similar commercial properties, including commercial general liability, fire and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits, all as verified by our independent insurance consultant.

Separately, we purchase contingent liability insurance, in excess of our customers’ liability coverage, to provide us with additional security in the event of a catastrophic claim. Also, we purchase property coverage, on a case-by-case basis, where we believe such additional insurance is warranted.

Regulations and Requirements

Our properties are subject to various laws and regulations, including regulations relating to fire and safety requirements, as well as affirmative and negative contractual covenants and, in some instances, common area obligations.  Our customers have primary responsibility for complying with these regulations and other requirements pursuant to our lease and loan agreements.  We believe that each of our customers has the necessary permits and approvals to operate and conduct their businesses on our properties.

About Us & Available Information

We were incorporated under the laws of Maryland on May 17, 2011. Since our initial public offering in November 2014, shares of our common stock have traded under the ticker symbol “STOR” on the New York Stock Exchange, or NYSE. In November 2016, we relocated our corporate headquarters to a larger space in a building in close proximity to where we had been located since our founding in 2011. We currently lease approximately 23,000 square feet of office space from an unaffiliated third party at 8377 E. Hartford Drive, Suite 100, Scottsdale, Arizona 85255. Our telephone number is (480) 256-1100 and our website is www.storecapital.com.

We electronically file with the Securities and Exchange Commission, or the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, pursuant to Section 13(a) of the Exchange Act. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, on the day of filing with the SEC on our website, or by sending an email message to info@storecapital.com.

Item 1A.  RISK FACTORS

There are many factors that affect our business, financial condition, operating results, cash flows and distributions, as well as the market prices for our securities.  The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Annual Report.  The risks and uncertainties described below are not the only risks we face.  Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations.  Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.  See “Forward-Looking Statements.”

Risks Related to Our Business and Operations

The success of our business depends upon the success of our customers’ businesses.

We lease substantially all of our properties to customers who generate sales and profits from businesses operated at the leased properties.  We underwrite and evaluate investment risk based on our belief that our customers’ most important, and primary, source of payment for our leases and loans is the profitability of the businesses operated at the leased properties, which we refer to as “unit-level profitability”.  While a customer may have other sources of payment to meet its lease or loan obligations to us, we believe the success of our investments materially depends upon whether our customers successfully operate their businesses, and thus generate unit‑level profitability, at the location or locations we acquire and lease back or finance.  Our customers may be adversely affected by many factors beyond our control that might render one or more of their locations uneconomic.  These factors include poor management, changing demographics, a downturn in general economic conditions or changes in consumer trends that decrease demand for our customers’ products or services.  The occurrence of any of these may cause our customers to fail to pay rent, real estate taxes or insurance premiums when due, become insolvent or declare bankruptcy, any of which could materially and adversely affect our business.

Reduced discretionary spending by consumers could reduce the demand for our net‑lease solutions.

Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations.  Restaurants, early childhood education centers, movie theaters, health clubs and furniture stores represent the largest industries in our portfolio; and Ashley Furniture HomeStore, Applebee’s, Gander Mountain, Mills Fleet Farm, and Popeyes Louisiana Kitchen represent the largest concepts in our portfolio.  The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services.  A downturn in the economy could cause consumers to reduce their discretionary spending, which may have a material adverse effect on us.

Service and retail businesses using physical outlets also face increasing competition from alternate methods of purchasing goods and services, including online service providers and retailers.  As consumers increasingly use alternate methods to obtain goods and services, including the internet, this trend could adversely impact the success of physical service and retail business locations.  Because we lease real estate to service and retail businesses, a decrease in purchases at these locations may have a material adverse effect on us.

Default by one or more of our customers could materially and adversely affect us, and bankruptcy laws will limit our remedies.

Any of our customers may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure.  As a result, such customer may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy.  Any claims against bankrupt customers for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues, if any, that are substantially less than the contractually specified rent we are owed under their leases. This risk is magnified in situations where we lease multiple properties to a single customer under a master lease, as a customer failure or default under a master lease could reduce or eliminate rental revenue from multiple properties.  In addition, any claim we have for unpaid past rent will most likely not be paid in full.  If a customer becomes bankrupt or insolvent, federal law may prohibit us from evicting such customer based solely upon such bankruptcy or insolvency.  We may also be unable to re‑lease a terminated or rejected space or re‑lease it on comparable or more favorable terms.  Following a vacancy at a single-customer property, we will be responsible for all of the operating costs at such property until it can be sold or re-let, if at all.

Our investments are concentrated in the single‑customer, middle‑market sector, and we would be adversely affected by an economic downturn or an excess of STORE Properties for rent in that sector.

Our target market is middle‑market companies that operate their businesses out of one or more locations that generate unit‑level profitability for the business.  Historically, many companies prefer to own, rather than lease, the real estate they use in their businesses.  A failure to increase demand for our products by, among other ways, failing to convince middle‑market companies to sell and lease back their STORE Properties, a decrease in the demand of middle‑market companies to rent STORE Properties, or an increase in the availability of STORE Properties for rent could materially and adversely affect us.

Adverse economic conditions could harm our returns and profitability.

Our operating results may be affected by market and economic challenges and uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole, by the local economies where our properties are located or our customers conduct business, or by the real estate industry in particular.  These economic challenges and uncertainties may:

•	result in customer defaults or non-renewals under leases, including as a result of constricted access to credit;

•	cause reduced demand for our net-lease solutions, forcing us to offer concessions or reduced rental rates when re-leasing properties; and

•	cause adverse capital and credit market conditions that may restrict our operating activities.

Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

Geographic or industry concentrations lessen the diversity of our portfolio and may negatively affect our financial results.

Our operating performance is impacted by the economic conditions affecting the specific markets and industries in which we have concentrations of properties.    As of December 31, 2016, the five states from which we derive the largest amount of our annualized base rent and interest were Texas (12.9%), Illinois (7.5%), Georgia (5.9%), Ohio (5.9%) and Florida (5.6%). In addition, as of December 31, 2016, 22.1% of the dollar amount of our investment portfolio was represented by properties dedicated to, and 22.2% of our annualized base rent and interest was derived from customers operating in, the restaurant industry and, in the future, it is likely we will acquire additional restaurant properties.  As a result of these concentrations, local economic and industry conditions, changes in state or local governmental rules and regulations, acts of nature and other factors in these states could result in a decrease in consumer demand for the products and services offered by our customers operating in those states or industries, which would have an adverse effect on our customers’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their obligations to us. Because the restaurant industry represents a significant portion of our portfolio, a downturn in the restaurant industry may have a material adverse effect on us. As we continue to acquire properties, our portfolio may become more concentrated by customer, industry or geographic area.  Such decreased diversity in our portfolio could cause us to be more sensitive to the bankruptcy or insolvency of fewer customers, to changes in consumer trends of a particular industry and to a general economic downturn in a particular geographic area.

Failure of our underwriting and risk‑management procedures to accurately evaluate a potential customer’s credit risk could materially and adversely affect our operating results and financial position.

Our success depends in part on the creditworthiness of our customers, which, since they are mostly middle‑market companies, are not rated by any nationally recognized rating agency.  We analyze the creditworthiness of our customers using Moody’s Analytics RiskCalc, our methodology of estimating probability of lease rejection and the STORE Score, each of which may be faulty, deficient, inaccurate, or incomplete or which otherwise may fail to adequately assess default risk.  An expected default frequency, or EDF, score from Moody’s Analytics RiskCalc is not the same as a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating.  EDF scores and the financial ratios we calculate are based on financial information provided to us by our customers and prospective customers without independent verification by us, and may reflect only a limited operating history of the customer.  The probability of lease rejection we assign an investment may be inaccurate.  Moreover, the risks we have identified as our principal risks may fail to incorporate significant risks of which we are unaware.  If our underwriting procedures fail to properly assess the unit‑level profitability, customer or corporate credit risk or real estate value of potential investments, then we may invest in properties and lease them to customers who ultimately default, and we may be unable to recover our investment by re‑leasing or selling the related property, which could materially and adversely affect our operating results and financial position.

In addition, we use a proprietary information technology, or IT, platform, which we developed to proactively manage our investment portfolio. Our IT platform offers customer relationship management and general ledger and servicing system integration, and includes the STORE Universal Database System, or SUDS, which provides our management with access to lease abstracts, customer information, document scans, property data and servicing information.  Our IT platform and SUDS may not capture all of the information needed to effectively mitigate the risk of customer default.

We have now, and may have in the future, exposure to contingent rent escalators, which may expose us to inflation risk and can hinder our growth and profitability.

A substantial portion of our leases contain rent escalators, pursuant to which the base rent payable by the customer under the lease is periodically increased.  Our leases that have contingent rent escalators indexed to future increases in the Consumer Price Index, or CPI, primarily adjust over a one‑year period but may adjust over multiple‑year periods. Generally, these escalators increase rent at the lesser of (i) 1 to 1.25 times the change in the CPI over a specified period or (ii) a fixed percentage.  Under this formula, during periods of deflation or low inflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed, rather than variable, rates.  Conversely, in periods when inflation is higher, contingent rent increases may not keep up with the rate of inflation.  In either event, our growth and profitability may be adversely affected.  Higher inflation may also have an adverse impact on our customers if increases in their operating expenses exceed increases in revenue, which may adversely affect our customers’ ability to satisfy their financial obligations to us.

We depend on key personnel; the loss of their full service could materially impair our ability to operate successfully.

As an internally managed company, our overall success and the achievement of our investment objectives depends upon the performance of our senior leadership team, including, in particular, Christopher H. Volk, our Chief Executive Officer.  We rely on our senior leadership team to, among other things, identify and consummate acquisitions, design and implement our financing strategies, manage our investments and conduct our day‑to‑day operations.   We cannot guarantee the continued employment of any of the members of our senior leadership team, who may choose to leave our company for any number of reasons, such as other business opportunities, differing views on our strategic direction or other personal reasons.  We rely on the experience, efforts and abilities of these individuals, each of whom would be difficult to replace.  The employment agreements we have entered into with each of these executives do not guarantee their continued service to us.  The loss of services of one or more members of our senior leadership team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective customers and industry personnel, all of which could materially and adversely affect us.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth.

We acquire and intend to continue to acquire properties.  Our ability to continue to acquire properties we believe to be suitable may be constrained by numerous factors, including the following:

•

We may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a customer, in which case our ability to profitably grow our company will decrease.

•

Since many customers we approach have historically preferred to own, rather than lease, their real estate, our ability to grow requires that we overcome those preferences and convince customers that it is in their best interests to lease, rather than own, their STORE Properties, and we may be unable to do so.

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

We typically acquire only a small percentage (approximately 6%) of all properties that we evaluate (which we refer to as our “pipeline”).  To the extent any of the foregoing decreases our pipeline or otherwise impacts our ability to continue to acquire suitable properties, our ability to grow our business will be adversely affected.

We face significant competition for customers and the acquisition of STORE Properties, which may decrease or prevent increases of the occupancy and rental rates of our properties, and may reduce the number of acquisitions we are able to complete or may increase the cost of these acquisitions.

We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors rent properties at rates below that which we currently charge our customers, we may be pressured to reduce our rental rates or to offer more substantial rent abatements, customer improvements, early termination rights, below-market renewal options or other lease incentive payments in order to retain customers when our leases expire or obtain new customers. Competition for customers could negatively impact the occupancy and rental rates of our properties, which could materially and adversely affect us.

We also face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices), some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the willingness to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices we must pay for such acquisition properties.

Some of our customers rely on government funding, and their failure to continue to qualify for such funding could adversely impact their ability to make timely lease payments to us.

Some of our customers operate businesses that depend, to various extents, on government funding or reimbursements. For example, customers operating in the education industry often rely extensively on local, state and federal government funding for their students’ tuition payments. In addition, customers in the healthcare and childcare‑related industries typically receive local, state or federal funding, subsidies or reimbursements. The amount and timing of these government payments depend on various factors beyond our or our customers’ control, including government budgets and policies and political issues. Some of these customers also must satisfy certain licensure or certification requirements in order to qualify for government funding, subsidies or reimbursements. As we continue to grow our investment portfolio, we likely will continue to invest in properties leased by customers operating in these industries and expand our business into other industries that rely significantly on payments from government payors.  If these customers fail to receive government funding, when and as needed, including as a result of tightened government budgets, revised funding policies or otherwise, or fail to comply with related regulations, their cash flow could be materially affected leading them to default on their leases and causing an adverse impact on our business.

Some of our customers operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

We frequently invest in properties operated by our customers under franchise or license agreements.  Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases.  In addition, a customer’s rights as a franchisee or licensee typically may be terminated and the customer may be precluded from competing with the franchisor or licensor upon termination.  A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the customer to make payments under its lease or loan with us, which could materially and adversely affect us. In addition, we usually have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement.  This may have an adverse effect on our ability to mitigate losses arising from a default by a terminated franchisee on any of our leases or loans.

If a customer defaults under either the ground lease or mortgage loan of a hybrid lease, we may be required to undertake foreclosure proceedings on the mortgage before we can re‑lease or sell the property.

In certain circumstances, we may enter into hybrid leases with customers.  A hybrid lease is a modified sale‑leaseback transaction, where the customer sells us land and then we lease the land back to the customer under a ground lease and simultaneously make a mortgage loan to the customer secured by the improvements the customer continues to own.  If a customer defaults under a hybrid lease, we may: (i) evict the customer under the ground lease and assume ownership of the improvements; or (ii) if required by a court, foreclose on the mortgage loan that is secured by the improvements.  Under a ground lease, we as ground lessor generally become the owner of the improvements on the land at lease maturity or if the customer defaults.  If, upon default, a court requires us to foreclose on the mortgage rather than evicting the customer, we might encounter delays and expenses in obtaining possession of the improvements, which in turn could delay our ability to sell or re‑lease the property in a prompt manner, which could materially and adversely affect us.

As leases expire, we may be unable to renew those leases or re‑lease the space on favorable terms or at all.

As of December 31, 2016, leases and loans representing approximately 11.8% of our annualized base rent and interest will expire prior to 2027.  We cannot guarantee that we will be able to renew leases or re‑lease space without an interruption in the rental revenue from those properties, at or above our current rental rates or without having to offer substantial rent abatements, customer improvement allowances, early termination rights or below‑market renewal options.  The difficulty, delay and cost of renewing leases, re‑leasing space and leasing vacant space could materially and adversely affect us.

Defaults by customers on mortgages we hold could lead to losses on our investments.

From time to time, we make or assume commercial mortgage loans.  We have also made a limited amount of investments on properties we own or finance in the form of loans secured by equipment or other fixtures owned by our customers.  A default by a customer on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us.  In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral.

Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default.

Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale.  The application of any of these principles may lead to a loss or delay in the payment on loans we hold.  Further, in the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the customer and our costs incurred to foreclose, repossess and sell the property.  Any of such events could materially and adversely affect us.

We are subject to litigation in the ordinary course of our business, which could materially and adversely affect us.

From time to time, we are subject to litigation in connection with the ordinary course operation of our business, including instances in which we are named as defendants in lawsuits arising out of accidents causing personal injuries or other events that occur on the properties operated by our customers.  We generally seek to have our customers defend, and assume liability for, the matters involving their properties.  In other cases, we may defend ourselves, invoke our insurance coverage or the coverage of our customers, and/or pursue our rights to indemnification that we include in our leases.  Resolution of these types of matters against us may result in our incurrence of significant legal fees and/or require us to pay significant fines, judgments or settlements, which, to the extent uninsured or in excess of insured limits, or not subject to indemnification, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us.   We also may become subject to litigation relating to our financing and other transactions.  Certain types of litigation, if determined adversely to us, may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured and materially and adversely impact our ability to attract directors and officers.

Construction and renovation risks could adversely affect our profitability.

In certain instances, we provide financing to our customers for the construction and renovation of their properties. We are therefore subject to the risks that this construction or renovation may not be completed.  Construction and renovation costs for a property may exceed a customer’s original estimates due to increased costs for materials or labor or other costs that are unexpected.  A customer may also be unable to complete construction or renovation of a property on schedule, which could result in increased debt service expense or construction costs.  These additional expenses may affect the ability of the customer to make payments to us.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.

We face risks associated with security breaches, through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our customers. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our customers and investors generally.

Risks Related to the Financing of Our Business

Our growth depends on external sources of capital, which are outside of our control and affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

We rely on third-party sources to fund our capital needs.  Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flows and cash distributions; and
•	the market price per share of our common stock.

In addition, in order to maintain our qualification as a REIT, we are generally required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, without access to third-party sources of capital, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt.

Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest.  If we are unable to make our debt service payments as required on loans secured by properties we own, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment.

Failure of our subsidiaries to make required payments on borrowings secured by a significant portion of our assets could materially and adversely affect us.

A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long‑term borrowings of those subsidiaries.  As of December 31, 2016, the total outstanding principal balance of non‑recourse debt obligations of our consolidated special purpose entity subsidiaries was $1.9 billion and approximately $2.9 billion in assets held by those subsidiaries had been pledged to secure such borrowings.  We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities.  If our subsidiaries fail to make the required payments on such indebtedness, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable.  If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could have a material adverse impact on us.

Current market conditions, including increases in interest rates, could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.

In the recent past, the credit markets have experienced significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the financial markets, making financing terms for customers less attractive, and in certain cases, have resulted in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness (including indebtedness that requires us to make a lump-sum or “balloon” payment at maturity). Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.  Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us.

The agreements governing some of our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.

The agreements governing some of our indebtedness contain restrictions and covenants, including financial covenants, that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements may have cross default provisions, which provide that a default under one of our financing agreements would lead to a default on some or all of our debt financing agreements.

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

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on an investment in our company.

We attempt to mitigate our exposure to interest rate risk by entering into long‑term fixed-rate financing through the combination of periodic debt offerings under our unsecured debt program and STORE Master Funding program, our ABS conduit, through discrete non‑recourse secured borrowings, through insurance company and bank borrowings, by laddering our borrowing maturities and by using leases that generally provide for rent escalations during the term of the lease.  However, the weighted average term of our borrowings does not match the weighted average term of our investments, and the methods we employ to mitigate our exposure to changes in interest rates involve risks, including the risk that the debt markets are volatile and tend to reflect the conditions of the then‑current economic climate.  Our efforts may not be effective in reducing our exposure to interest rate changes.  Failure to effectively mitigate our exposure to changes in interest rates may materially and adversely affect us by increasing our cost of capital and reducing the net returns we earn on our portfolio.

We depend on the asset‑backed securities, or ABS, and the commercial mortgage‑backed securities, or CMBS, markets for a substantial portion of our long‑term debt financing.

Historically, we have raised a significant amount of debt capital through our STORE Master Funding program, which accesses the ABS market, and, to a lesser extent, through our access to the CMBS market.  A substantial portion of the long‑term debt on our balance sheet has been obtained from debt offerings in the ABS and CMBS markets. This ABS debt is issued by bankruptcy remote, special purpose entities that we or our subsidiaries own.  These special purpose entities issue multiple series of investment‑grade ABS notes from time to time as additional collateral is added to the collateral pool.  Our CMBS debt is generally in the form of first mortgage debt incurred by other special purpose entities that we or our subsidiaries own.  Our ABS and CMBS debt is generally non‑recourse.  However, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities.

We have generally used the proceeds from these ABS and CMBS financings to repay debt and fund real estate acquisitions.  As of December 31, 2016, we had issued notes under our STORE Master Funding program in seven series with an aggregate outstanding principal balance of $1.6 billion.  Collectively these notes are referred to as the “Master Trust Notes” and had a weighted average maturity of six years, as of December 31, 2016. In addition, we had CMBS and other mortgage loans with an aggregate outstanding principal balance of $250 million and an average maturity of seven years, as of December 31, 2016.  Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our STORE Master Funding program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time.  No assurance can be given that the ABS or the CMBS markets will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our STORE Master Funding program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.

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

General Real Estate Risks

Real estate investments are relatively illiquid.

We may desire to sell a property in the future because of changes in market conditions, poor customer performance or default under any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Certain types of real estate assets, such as movie theaters, cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and pay dividends to our stockholders.

Property vacancies could result in significant capital expenditures.

The loss of a customer, either through lease expiration or customer bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new customer and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

Uninsured losses relating to real property may adversely affect our returns.

Our leases and loan agreements typically require that our customers maintain insurance of the types and in the amounts that are usual and customary for similar types of commercial property, as reviewed by our independent insurance consultant.  Under certain circumstances, however, we may permit certain customers to self‑insure.  Depending on the location of the property or nature of its use, losses of a catastrophic nature, such as those caused by earthquakes, floods, or other accidents may be covered by insurance policies that are held by our customers with limitations, such as large deductibles or co‑payments that a customer may not be able to meet.  In addition, factors such as inflation, changes in building codes and ordinances, environmental considerations and others, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed.  In that situation, the insurance proceeds we receive may not be adequate to restore our economic position with respect to the affected real property.  In the event we experience a substantial or comprehensive loss of any of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures, which may exceed any amounts received under insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.  The loss of our capital investment in, or anticipated future returns from, our properties due to material uninsured losses could materially and adversely affect us.

Certain provisions of our leases or loan agreements may be unenforceable, which could adversely impact us.

Our rights and obligations with respect to our leases, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy (including rights to indemnification), a loan prepayment provision or a provision governing our security interest in the underlying collateral of a customer. We could be adversely impacted if, for example, this were to happen with respect to a master lease governing our rights relating to multiple properties.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make significant unanticipated expenditures that could materially and adversely affect us.

Our properties are subject to the Americans with Disabilities Act, or ADA.  Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons.  Compliance with the ADA could require us to modify the properties we own or may purchase to remove architectural and communication barriers in order to make our properties readily accessible to and usable by disabled individuals, and may restrict renovations on our properties.  Failure to comply with the ADA could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance.  Future legislation could impose additional obligations or restrictions on our properties.  Our customers are generally responsible to maintain and repair our properties pursuant to our lease and loan agreements, including compliance with the ADA and other similar laws and regulations, but we could be held liable as the owner of the property for their failure to comply with the ADA or other similar laws and regulations.  Any required changes could involve greater expenditures than anticipated or the changes might be made on a more accelerated basis than anticipated, either of which could adversely affect the ability of our customers to cover such costs.  If we are subject to liability under the ADA or similar laws and regulations as an owner and our customers are unable to cover the cost of compliance or if we are required to expend our own funds to comply with the ADA or similar laws and regulations, we could be materially and adversely affected.

In addition, our properties are subject to various laws and regulations relating to fire, safety and other regulations, and in some instances, common‑area obligations.  Our customers have primary responsibility for compliance with these requirements pursuant to our lease and loan agreements.  Our customers may not have the financial ability to fully comply with these regulations.  If our customers are unable to comply with these regulations, they may be unable to pay rent on time or may default, or we may have to make substantial capital expenditures to comply with these regulations, which we may not be able to recoup from our customers.  We may also face owner liability for failure to comply with these regulations, which may lead to the imposition of fines or an award of damages to private litigants.  Therefore, the failure of our customers to comply with these regulations could materially and adversely affect us.

Environmentally hazardous conditions may adversely affect our operating results.

  Our properties may be subject to known and unknown environmental liabilities under various federal, state and local laws and regulations relating to human health and the environment.  Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including owners or operators, for the costs of investigation or remediation of contaminated properties.  These laws and regulations apply to past and present business operations on the properties, and the use, storage, handling and recycling or disposal of hazardous substances or wastes.  We may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination of the property.  Our leases and loans typically impose obligations on our customers to indemnify us from all or most compliance costs we may experience as a result of the environmental conditions on our properties, but if a customer fails to, or cannot, comply, we may be required to pay such costs.  We cannot predict whether in the future, new or more stringent environmental laws will be enacted or how such laws will impact the operations of businesses on our properties.  Costs associated with an adverse environmental event could be substantial, and the potential liability as to any of our properties is generally not limited under such laws and regulations and could significantly exceed the value of such property.

Under the laws of many states, contamination on a site may give rise to a lien on the site for clean‑up costs.  In several states, such a lien has priority over all existing liens, including those of existing mortgages.  In these states, a lien of a mortgage may lose its priority to such a “super lien.”  If any of the properties on which we have a mortgage are or become contaminated and subject to a super lien, we may not be able to recover the full value of our investment and may be materially and adversely affected.

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos‑containing materials, ACMs, in the event of the remodeling, renovation or demolition of a building. Such laws, as well as common‑law standards, may impose liability for releases of ACMs and may impose fines and penalties against us or our customers for failure to comply with these requirements or provide for third parties to seek recovery from us or our customers.

In addition, our properties may contain or develop harmful mold.  Exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions.  If our customers or their employees or customers are exposed to mold at any of our properties, we could be required to undertake a costly remediation program to contain or remove the mold from the affected property.  In addition, exposure to mold by our customers or others could subject us to liability if property damage or health concerns arise.

If we or our customers become subject to any of the above‑mentioned environmental risks, we may be materially and adversely affected.

Risks Related to Our Tax Status and Other Tax Related Matters

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service, or the IRS, granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

Potential tax law changes could affect our ability to qualify as a REIT and could adversely affect our stockholders.

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. According to publicly released statements, a top legislative priority of the new administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

Even if we qualify as a REIT for purposes of the Code, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth.  We generally must distribute annually at least 90% of our net REIT taxable income to our stockholders, excluding any net capital gain, in order for our distributed earnings to not be subject to corporate income tax.  Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.  Further, if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by our taxable REIT subsidiary, or TRS, or if we qualify for a safe harbor from tax.

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

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

The IRS may take the position that specific sale‑leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans.  If a sale‑leaseback transaction were so re‑characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re‑characterization unless we elect to make an additional distribution to maintain our REIT status.  Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Risks Related to Our Organization and Structure

Our board of directors may change our investment strategy, financing strategy or leverage policies without stockholder consent.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies.  This authority includes significant flexibility.  For example, our board of directors can do the following:

•	change any of our strategies, policies or procedures with respect to property acquisitions and divestitures,
•	amend our policies with respect to asset allocation, growth, operations, indebtedness, financing and distributions;
•

within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

•	employ and compensate affiliates;
•	change creditworthiness standards with respect to customers;
•	make amendments to our equity incentive plans;
•	direct our resources toward investments that do not ultimately appreciate over time; and
•	determine that it is no longer in our best interests to continue to qualify as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.

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

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, our ability and the ability of our stockholders to recover damages from such director or officer will be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

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

Furthermore, in recent years, the stock markets have experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us in particular, and these fluctuations could materially reduce the price of our common stock and materially affect the value of an investment in us.

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

A substantial portion of our total outstanding common stock may be sold into the market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well, and make it difficult for us to sell equity securities in the future.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it difficult for us to sell equity securities in the future at times or prices that we deem appropriate. We filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of up to 7,314,221 shares of our common stock or securities convertible into or exchangeable for shares of our common stock that may be issued pursuant to our 2012 Long Term Incentive Plan and our 2015 Omnibus Equity Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, recipients of shares issued pursuant to such registration statement may generally freely resell those shares in the open market, subject to limitations in the case of any such recipients who are our affiliates. In addition, we issue, and intend to continue to issue, additional equity securities periodically to finance our growth, including through our existing and any future “at the market” offering program.  When we raise additional capital through the issuance of new equity securities, such issuances will dilute the interests of our existing stockholders and could adversely affect the value of their investments.  If our performance or prospects decline and we are unable to access the equity markets when needed in the future, our ability to grow our business will be adversely impacted.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of December 31, 2016, our total investment in real estate and loans approximated $5.1 billion, representing investments in 1,660 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from more than 570 contracts predominantly structured as triple net leases, mortgage loans and combinations of leases and mortgage loans, which we refer to as hybrid leases. As of December 31, 2016, the weighted average non‑cancelable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of December 31, 2016, our 1,660 property locations were operated by 360 customers across 48 states. None of our customers represented more than 3% of our annualized base rent and interest at December 31, 2016, and, at that date, our top ten largest customers represented less than 17% of our annualized base rent and interest.  Our customers operate their businesses across more than 420 brand names or business concepts in more than 100 industries. Our top five concepts as of December 31, 2016 were Ashley Furniture HomeStore, Applebee’s, Gander Mountain, Mills Fleet Farm and Popeyes Louisiana Kitchen. Combined, these concepts represented 11% of our annualized base rent and interest. Our top five industries as of December 31, 2016 were restaurants, early childhood education centers, movie theaters, health clubs and furniture stores. Combined, these industries represented 46% of our annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on December 31, 2016, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of December 31, 2016, our 1,660 property locations were operated by 360 customers.  The following table identifies our ten largest customers.

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
American Multi-Cinema, Inc. (Starplex/Carmike/Showplex/AMC)	2.8%	16
Cadence Education, Inc. (Early childhood/elementary education)	2.2	32
Gander Mountain Company	2.2	13
Mills Fleet Farm Group, LLC	2.0	6
RMH Franchise Holdings, Inc. (Applebee's)	1.6	33
O'Charley's LLC	1.4	30
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.2	11
FreedomRoads, LLC (Camping World)	1.1	8
Sailormen, Inc. (Popeyes Louisiana Kitchen)	1.1	41
At Home Stores LLC	1.1	5
All other (350 customers)	83.3	1,465
Total	100.0%	1,660

Diversification by Concept

As of December 31, 2016, our customers operated their businesses across more than 420 concepts.  The following table identifies the top ten concepts.

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	3.1%	25
Applebee's	2.2	48
Gander Mountain	2.2	13
Mills Fleet Farm	2.1	6
Popeyes Louisiana Kitchen	1.6	63
Starplex Cinemas	1.5	8
O'Charley's	1.4	30
Captain D's	1.2	73
Sonic Drive-In	1.1	56
Camping World	1.1	8
All other (414 concepts)	82.5	1,330
Total	100.0%	1,660

Diversification by Industry

As of December 31, 2016, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries.

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry	Interest	Properties	(in thousands)
Service:
Restaurants—full service	13.8%	322	2,240
Restaurants—limited service	8.4	393	1,038
Early childhood education centers	7.4	167	1,803
Movie theaters	6.9	38	1,769
Health clubs	6.2	60	1,743
Automotive repair and maintenance facilities	2.9	84	402
Colleges and professional schools	1.9	6	488
All other service (44 industries)	22.0	299	8,539
Total service	69.5	1,369	18,022
Retail:
Furniture stores	3.8	31	1,889
Lawn and garden equipment and supply stores	3.2	21	1,799
Sporting goods and hobby stores	2.5	16	1,050
All other retail (12 industries)	5.9	76	3,016
Total retail	15.4	144	7,754
Manufacturing:
Total manufacturing (40 industries)	15.1	147	15,181
Total	100.0%	1,660	40,957

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,660 property locations are in 48 of the 50 states (excluding Delaware and Rhode Island).  The following table details the top ten geographical locations of our properties as of December 31, 2016.

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.9%	176
Illinois	7.5	121
Georgia	5.9	112
Ohio	5.9	99
Florida	5.6	86
Tennessee	4.9	84
California	4.3	24
Arizona	3.7	63
Wisconsin	3.3	35
Minnesota	3.2	50
All other (38 states) (1)	42.8	810
Total	100.0%	1,660

(1)	Includes two properties in Ontario, Canada which represent less than 0.2% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of December 31, 2016.

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
2017	0.6%	13
2018	0.3	2
2019	0.8	8
2020	0.8	7
2021	1.0	8
2022	0.3	5
2023	1.7	34
2024	1.2	18
2025	2.0	20
2026	3.1	59
Thereafter	88.2	1,478
Total	100.0%	1,652

(1)	Expiration year of contracts in place as of December 31, 2016, excluding any tenant option renewal periods.
(2)	Excludes eight properties which were vacant and not subject to a lease at December 31, 2016.

Item 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of our business, including instances in which we are named as defendants in lawsuits arising out of accidents causing personal injuries or other events that occur on the properties operated by our customers. These matters are generally covered by insurance and/or are subject to our right to be indemnified by our customers that we include in our leases. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “STOR”.  The following table sets forth the high and low sales prices for our common stock as reported by the NYSE, and distributions declared per share of common stock, for the periods indicated.  The historical stock prices reflected in the following table are not necessarily indicative of future stock price performance.

			Distributions
	High	Low	Declared
2016
Quarter ended March 31	$26.35	$22.01	$0.27
Quarter ended June 30	29.47	24.81	0.27
Quarter ended September 30	31.44	28.21	0.29
Quarter ended December 31	29.50	23.60	0.29

			Distributions
	High	Low	Declared
2015
Quarter ended March 31	$24.06	$20.80	$0.25
Quarter ended June 30	23.97	19.96	0.25
Quarter ended September 30	22.37	19.63	0.27
Quarter ended December 31	23.54	20.36	0.27

On February 22, 2017, the closing sale price of our common stock was $24.49 per share on the NYSE, and there were 32 holders of record of the 161,290,480 outstanding shares of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.  We have determined that, for federal income tax purposes, approximately 97.75% of the distributions paid in 2016 represented taxable income and 2.25% represented a return of capital.

Distributions

The Company pays regular quarterly distributions to holders of its common stock.  Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, the Company did not repurchase any of its equity securities.

Stock Performance Graph

The following performance chart compares, for the period from November 18, 2014 (our first trading day on the NYSE) through December 31, 2016, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI US REIT Index.  The chart assumes $100.00 was invested on November 18, 2014 and assumes the reinvestment of any dividends.  The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

STORE Capital Corporation

Total Return Performance
175
150
125
100
75
Index Value
11/18/14
12/31/14
06/30/15
12/31/15
06/30/16
12/31/16
STORE Capital Corporation
S&P 500
MSCI US REIT (RMS)

	Period Ending
Index	11/18/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
STORE Capital Corporation	100	111.40	106.01	125.40	162.38	139.23
S&P 500	100	100.60	101.84	101.99	105.90	114.19
MSCI US REIT (RMS)	100	103.86	97.44	106.48	120.92	115.64

The performance graph and the related chart and text are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.  SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The table should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues	$376,343	$284,762	$190,441	$108,904	$40,610
Expenses:
Interest	105,180	81,782	67,959	39,180	11,472
Transaction costs	523	1,156	2,804	2,643	387
Property costs	4,067	1,515	473	127	7
General and administrative	33,972	27,972	19,494	14,132	10,362
Selling stockholder costs	800	—	—	—	—
Depreciation and amortization	119,618	88,615	57,025	30,349	11,015
Provision for impairment of real estate	1,720	1,000	—	—	—
Total expenses	265,880	202,040	147,755	86,431	33,243
Income from continuing operations before income taxes	110,463	82,722	42,686	22,473	7,367
Income tax expense	358	274	180	155	70
Income from continuing operations	110,105	82,448	42,506	22,318	7,297
Income from discontinued operations, net of tax	—	—	1,140	3,995	879
Income before gain on dispositions of real estate investments	110,105	82,448	43,646	26,313	8,176
Gain on dispositions of real estate investments, net of tax	13,220	1,322	4,493	—	—
Net income	$123,325	$83,770	$48,139	$26,313	$8,176
Per Common Share Data:
Income from continuing operations—basic and diluted	$0.82	$0.68	$0.59	$0.44	$0.26
Net income —basic and diluted	0.82	0.68	0.61	0.52	0.30
Cash dividends declared	1.1200	1.0400	0.9898	0.8743	0.3509
Balance Sheet Data (at period end):
Total real estate investments, at cost(1)	$4,855,306	$3,766,600	$2,694,557	$1,643,635	$870,254
Carrying amount of loans and direct financing receivables	269,210	213,342	111,354	66,917	41,450
Total investment portfolio, gross(1)	5,124,516	3,979,942	2,805,911	1,710,552	911,704
Less accumulated depreciation and amortization(1)	(298,984)	(184,182)	(98,671)	(42,342)	(12,005)
Net investments	4,825,532	3,795,760	2,707,240	1,668,210	899,699
Cash and cash equivalents	54,200	67,115	136,313	61,814	64,752
Total assets	4,941,668	3,911,388	2,882,703	1,759,204	971,463
Credit facilities	48,000	—	—	—	160,662
Senior unsecured notes and term loan payable, net	470,190	172,442	—	—	—
Non-recourse debt obligations of consolidated special purpose entities, net	1,833,481	1,597,505	1,253,242	964,681	298,211
Total liabilities	2,458,413	1,851,595	1,300,019	985,290	474,549
Total stockholders’ equity	2,483,255	2,059,793	1,582,684	773,914	496,914
Other Data:
Funds from Operations(2)	$230,904	$171,705	$99,383	$54,843	$19,014
Adjusted Funds from Operations(2)	$245,829	$183,475	$109,876	$61,739	$21,701
Number of investment property locations (at period end)	1,660	1,325	947	622	371
% of owned properties subject to a lease contract (at period end)	99.5%	99.8%	100%	100%	100%

(1)	Includes the dollar amount of investments ($9.4 million) and the accumulated depreciation and amortization ($0.4 million) related to real estate investments held for sale at December 31, 2013.
(2)

For definitions and reconciliations of Funds from Operations and Adjusted Funds from Operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Measures.”

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Selected Consolidated Financial Data” and “Business” sections, as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward‑Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward‑looking statements.

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Examples of single-tenant operational real estate include restaurants, early childhood education centers, furniture stores, health clubs and movie theaters. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long‑term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long‑term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

We are a Maryland corporation organized as an internally managed real estate investment trust, or REIT.  As a REIT, we generally will not be subject to federal income tax to the extent that we distribute all of our taxable income to our stockholders and meet other requirements.

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

As of December 31, 2015, STORE Holding was our largest stockholder, owning approximately 49.9% of our outstanding common stock.  Between February 1, 2016 and April 1, 2016, STORE Holding completed three secondary stock offerings in which it sold all 70,336,144 shares of the Company’s common stock it held and, as of April 1, 2016, STORE Holding no longer owned any shares of the Company’s common stock.  We did not receive any proceeds from the shares sold by STORE Holding.  Pursuant to a registration rights agreement with STORE Holding, we incurred approximately $0.8 million of expenses during the first quarter of 2016 on behalf of STORE Holding related to these three secondary stock offerings. In addition, the remaining unamortized equity-based compensation, related to STORE Holding profits interest units previously issued to our senior management team by STORE Holding, was expensed in the first quarter of 2016.  Following STORE Holding’s sale of all of its shares of the Company’s common stock, it made cash distributions during April 2016 to our senior management team related to those profits interests and the profits interests are no longer outstanding.

Due to the fact STORE Holding no longer owns any of our common stock, STORE Holding no longer has a right to designate any members of our board of directors.  As of August 1, 2016, all five of the board members previously designated by STORE Holding (all of whom were affiliated with Oaktree Capital) had resigned their positions and to date we have appointed one executive management team member to fill one of those positions and independent directors to fill three of those positions.  We expect to fill the remaining position on our board with an independent director in 2017.

Since our inception in 2011, we have selectively originated a real estate investment portfolio totaling approximately $5.1 billion, consisting of investments in 1,660 property locations across 48 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of December 31, 2016, approximately 97% of our leases (based on annualized base rent) are “triple net” leases, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2016, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 98% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 9% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost). Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries.

Liquidity and Capital Resources

At the beginning of 2016, our real estate investment portfolio totaled $4.0 billion, consisting of investments in 1,325 property locations with base rent and interest due from our customers aggregating approximately $27.7 million per month, excluding future rent payment escalations. By December 31, 2016, our investment portfolio had grown to approximately $5.1 billion, consisting of investments in 1,660 property locations with base rent and interest aggregating approximately $34.9 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant.  Leases related to only two of our owned properties are scheduled to expire in 2017 and 88% of our leases have ten years or more remaining in their base lease term.  As of December 31, 2016, eight of our 1,660 property locations were vacant and not subject to a lease, which represents a 99.5% occupancy rate.  We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable‑rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. Our weighted average debt maturity at December 31, 2016 was approximately 6.4 years. By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability.  In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2016, essentially all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt. In conjunction with our investment-grade unsecured debt strategy, we are targeting a level of debt (net of cash and cash equivalents) that approximates six times our earnings before interest, taxes, depreciation and amortization.

Our long-term debt strategy focuses on developing and maintaining broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus increasing our access to a potentially larger pool of debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

Our goal is to employ a prudent blend of secured non-recourse debt paired with senior unsecured debt. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered.  Our non-recourse borrowings have a current weighted average loan-to-cost ratio of approximately 63% and approximately 57% of our investment portfolio serves as collateral for this long-term debt.  The remaining 43% of our portfolio properties, aggregating $2.18 billion at December 31, 2016, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings.  The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for STORE.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings and senior unsecured borrowings. Our secured non-recourse borrowings are obtained through multiple debt markets – primarily either the asset-backed or commercial mortgage-backed securities debt markets. To a lesser extent, we may also, from time to time, obtain fixed-rate non‑recourse mortgage financing from banks and insurance companies secured by specific properties we pledge as collateral. The vast majority of our secured non-recourse borrowings were made through our own STORE Master Funding program, which provides flexibility not commonly found in most secured non-recourse debt and which is described further below.

To complement our STORE Master Funding program, in 2015 we received an investment-grade credit rating of BBB- from Fitch Ratings, Inc., providing us with the ability to issue senior unsecured long-term debt, which we did for the first time in November 2015. Our inaugural issuance was a private placement of $175 million in principal amount of investment-grade unsecured seven- and nine-year notes with a weighted average interest rate of 5.12%. In April 2016, we accessed multiple debt markets and executed two separate long-term debt transactions.  One transaction was the private placement of $200 million of unsecured, investment-grade rated 4.73% senior notes due April 2026. We also entered into a $100 million floating-rate, unsecured five-year term loan with a group of lenders who also participate in our unsecured revolving credit facility. Concurrent with the closing of the floating-rate loan, we entered into two interest rate swaps that effectively convert the floating rate to a fixed rate, which was approximately 2.7% at closing, for the term of the loan.  In August 2016, we further enhanced our capital flexibility by adding an investment-grade rating from Standard & Poor’s Ratings Services of BBB-, Positive Outlook, to our existing BBB- rating from Fitch Ratings, Inc.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt.  As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility.  During the year ended December 31, 2016, we repaid $6.6 million of maturing secured debt. During 2017, two pieces of secured debt having aggregate balloon payments of $9.9 million will mature; at this time we expect to repay this debt when it matures. We have no significant debt maturities until 2019 when our first issuance of STORE Master Funding notes is scheduled to mature, though we may choose to prepay some of our existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Typically, we use our unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In April 2016, we increased the total commitment under our credit facility from $400 million to $500 million by accessing $100 million of availability under the accordion feature. The accordion feature allows the size of the facility to be increased up to $800 million. The facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. This facility bears interest at a rate selected by us equal to either (1) LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a leverage-based credit spread ranging from 0.35% to 1.15% and also includes a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time. At December 31, 2016, we had $48 million of borrowings outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $2.2 billion, substantially all of which can serve as eligible unencumbered assets under the credit facility. Corporate covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1.0 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly owned subsidiaries. We remain in compliance with these covenants.

As summarized below, just under half of our real estate investment portfolio serves as collateral for outstanding borrowings under our STORE Master Funding debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. We believe our STORE Master Funding program allows for flexibility not commonly found in nonrecourse debt, often making it preferable to traditional debt issued in the commercial mortgage backed securities market. Under the program, STORE serves as master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management.

The ABS notes are generally issued to institutional investors through the asset‑backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral and are currently rated A+ by Standard & Poor’s Ratings Services. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by Standard & Poor’s Ratings Services.

In October 2016, our consolidated special purpose entities issued our seventh series of STORE Master Funding net-lease mortgage notes consisting of $200.0 million of Class A-1 (2016) notes, $135.0 million of Class A-2 (2017) notes and $20.0 million of Class B notes. The Class A-2 (2017) notes are ten-and-a-half-year notes and were retained by us for sale at a future date. We have historically retained the Class B notes of each series, which aggregate $128.0 million in principal amount outstanding at December 31, 2016 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class A-2 (2017) and Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

The ABS notes outstanding at December 31, 2016 totaled $1.6 billion in Class A principal amount supported by a collateral pool valued at $2.5 billion representing 967 property locations operated by 187 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the year ended December 31, 2016, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $88 million on cash collections of $185 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.9 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

From time to time, we also may obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. We generally obtain discrete secured borrowings from institutional commercial mortgage lenders, who subsequently securitize (that is, sell) the loans within the commercial mortgage‑backed securities, or CMBS, market. We also have occasionally used similar types of financing from insurance companies and commercial banks. In June 2016, we obtained $65 million of discrete CMBS debt secured by approximately $100 million of specific properties.  This debt carries a fixed rate of 4.75% and has a 30-year amortization due in ten years, with a balloon payment due at maturity.  Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.

As of December 31, 2016, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $2.3 billion, a weighted average maturity of 6.4 years and a weighted average interest rate of 4.6%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2016.

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,617	$2,523	$—	$2,523
Other mortgage notes payable	249	422	—	422
Unsecured notes and term loan payable	475	—	—	—
Total long-term debt	2,341	2,945	—	2,945
Unsecured credit facility	48	—	—	—
Unencumbered real estate assets	—	1,557	623	2,180
	$2,389	$4,502	$623	$5,125

Our decision to use senior unsecured term debt, STORE Master Funding or other non‑recourse traditional mortgage loan borrowings depends on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of our real estate assets. As we continue to acquire real estate, we expect to balance the overall degree of leverage on our portfolio by growing a pool of portfolio assets that are unencumbered. A growing pool of unencumbered assets will increase our financial flexibility by providing us with assets that could support senior unsecured financing or that could serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and any additional equity capital raises.

During the second quarter of 2016, we completed a follow-on stock offering in which the Company issued and sold 12,362,500 shares of common stock at a price to the public of $25.60 per share.  We raised approximately $304.6 million of net proceeds from this offering, which was used to pay down amounts then outstanding under our credit facility and to fund real estate acquisitions.

In September 2016, we established an “at the market” equity distribution program, or ATM program, under which, from time to time, we offer and sell registered shares of our common stock up to a maximum amount of $400 million through a group of banks acting as our sales agents.  During the fourth quarter of 2016, we issued and sold 3,583,501 shares under the program at a weighted average share price of $24.88, raising $89.1 million in gross proceeds and $87.7 million in net proceeds after the payment of sales agents’ commissions of $1.3 million and offering expenses. During 2016, we issued and sold an aggregate of 6,085,101 shares under the program at a weighted average share price of $26.66, raising $162.2 million in aggregate gross proceeds and $159.3 million in aggregate net proceeds after the payment of sales agents’ commissions of $2.4 million and offering expenses. The net proceeds were primarily used to fund real estate acquisitions.

As shown in the following table, net cash provided by operating activities rose each year primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to make headway into our target market by identifying and acquiring real estate, predominantly through sale‑leaseback transactions. Real estate investment activity was funded with a combination of cash from operations, proceeds from the issuance of debt and proceeds from the issuance of common stock, including proceeds from our initial public offering, or IPO, in November 2014 and, in 2016, proceeds from the sale of stock under our ATM program. Our investing activities in the table below are shown net of cash proceeds from the sales of 31 properties in 2016 aggregating $61.4 million, 13 properties in 2015 aggregating $38.7 million and 16 properties in 2014 aggregating $39.4 million.

We paid dividends to our stockholders totaling $162.6 million in 2016, $107.9 million in 2015 and $64.6 million in 2014. Dividends paid during 2015 included dividends paid in January 2015 totaling $13.1 million, which represented a pro-rated dividend for the period from the closing of our IPO through December 31, 2014. Our quarterly dividend was increased 7.4%, from an annualized $1.08 per common share to an annualized $1.16 per common share, during the third quarter of 2016 and 8% during the third quarter of 2015. Cash for the increase in dividends between years resulted primarily from the increase in cash provided by our operations. Cash provided by operations after dividends and debt principal payments was used to partially fund real estate acquisitions, reducing our reliance on debt and equity capital to grow the portfolio.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net cash provided by operating activities	$246,304	$187,002	$102,581
Net cash used in investing activities	(1,130,373)	(1,178,009)	(1,051,417)
Net cash provided by financing activities	873,797	922,719	1,026,207
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,272)	(68,288)	77,371
Cash, cash equivalents and restricted cash, beginning of period	83,438	151,726	74,355
Cash, cash equivalents and restricted cash, end of period	$73,166	$83,438	$151,726

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,200	$67,115	$136,313
Restricted cash included in other assets	18,966	16,323	15,413
Total cash, cash equivalents and restricted cash	$73,166	$83,438	$151,726

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

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The following table provides information with respect to our contractual commitments as of December 31, 2016, including any guaranteed or minimum commitments under contractual obligations.

		Payment Due by Period
					More than
		1 year	1 - 3 years	3 - 5 years	5 years
(In thousands)	Total	(2017)	(2018 - 2019)	(2020 - 2021)	(after 2021)
Credit facility(1)	$48,000	$—	$48,000	$—	$—
Long-term debt obligations (secured and unsecured):
Principal	2,341,359	36,870	275,012	564,889	1,464,588
Interest	654,494	106,532	203,358	154,701	189,903
Commitments to customers(2)	56,098	56,098	—	—	—
Operating ground lease obligations paid by STORE Capital	3,316	28	58	62	3,168
Operating ground lease obligations paid by STORE Capital's tenants(3)	31,694	1,129	2,304	1,750	26,511
Corporate office operating lease obligation	6,947	560	1,243	1,290	3,854
Total	$3,141,908	$201,217	$529,975	$722,692	$1,688,024

(1)

Our revolving credit facility matures in September 2019. Balances on this facility typically bear interest at one-month LIBOR plus a credit spread ranging from 1.35% to 2.15%; the credit spread used is based on our leverage ratio as defined in the credit agreement. As of December 31, 2016, borrowings under the facility bear interest at one-month LIBOR plus 1.35%. We also pay a non-use fee ranging from 0.15% to 0.25% on the unused portion of our credit facility, depending upon the amount of borrowings outstanding.
(2)

Represents our commitments to fund improvements to real estate properties previously acquired or mortgaged; these construction improvement commitments are similar to property acquisitions or new loans as they will result in increases to rental revenue or interest income due under the related contracts.

(3)

STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, we would be primarily responsible for the payment. Of the total $31.7 million commitment, $16.4 million is due for periods beyond the current term of our leases with the tenants. Excludes contingent rent due under four leases where the ground lease payment, if any, is based on the level of the tenant’s sales.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2016 consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ materially from those estimates. The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could affect the financial statements. For more information on our accounting policies, please refer to the notes to our consolidated financial statements.

Accounting for Real Estate Investments

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Real estate properties subject to an existing in‑place lease at the date of acquisition are recorded as business combinations, and each tangible and intangible asset and liability acquired is recorded at fair value. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Historically, we have expensed transaction costs associated with real estate acquisitions accounted for as business combinations in the period incurred. As described in Note 2 to the consolidated financial statements, in January 2017, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. We will adopt this new guidance in 2017 and, as a result, expect that fewer, if any, of our real estate acquisitions will be accounted for as business combinations.

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

We recognize interest income on loans receivable using the effective interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received.

Share‑Based Compensation

Our directors and key employees have been granted long‑term incentive awards, including restricted stock awards (RSAs) and restricted stock unit awards (RSUs), which provide such directors and employees with equity interests as an incentive to remain in our service and to align their interests with those of our stockholders. We estimate the fair value of RSAs at the date of grant and recognize that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to our IPO, the fair value was based on the per‑share price of the common stock issued in our private equity offerings. We value the RSUs (which contain both a market condition and a service condition) using a Monte Carlo simulation model on the date of grant and recognize that amount in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. In addition, prior to our IPO, members of our senior management team were granted profits interest units in STORE Holding. The fair value of the profits interests on the date of grant was estimated by a third party valuation firm based on the probability that senior management would receive a distribution, and the estimated amount of that distribution, given that the other equity investors of STORE Holding would first be entitled to recover all of their invested capital plus a specified cash return on such capital prior to distributions being made on the profits interests. Following STORE Holding’s sale of all of its shares of the Company common stock, it made cash distributions during April 2016 to our senior management team related to those profits interests and the profits interests are no longer outstanding.

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

Derivative Instruments and Hedging Activities

We may enter into derivatives contracts as part of our overall financing strategy to manage our exposure to changes in interest rates associated with current and/or future debt issuances. We do not use derivatives for trading or speculative purposes. We record our derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Results of Operations

Overview

As of December 31, 2016, our real estate investment portfolio had grown to approximately $5.1 billion, consisting of investments in 1,660 property locations in 48 states, operated by 360 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended
	December 31,		Increase
(In thousands)	2016	2015	(Decrease)
Total revenues	$376,343	$284,762	$91,581
Expenses:
Interest	105,180	81,782	23,398
Transaction costs	523	1,156	(633)
Property costs	4,067	1,515	2,552
General and administrative	33,972	27,972	6,000
Selling stockholder costs	800	—	800
Depreciation and amortization	119,618	88,615	31,003
Provision for impairment of real estate	1,720	1,000	720
Total expenses	265,880	202,040	63,840
Income from operations before income taxes	110,463	82,722	27,741
Income tax expense	358	274	84
Income before gain on dispositions of real estate	110,105	82,448	27,657
Gain on dispositions of real estate, net of tax	13,220	1,322	11,898
Net income	$123,325	$83,770	$39,555

Revenues

The increase in revenues year over year was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. The weighted average real estate investment amounts outstanding during the years were approximately $4.5 billion in 2016 and $3.4 billion in 2015. Our real estate investment portfolio grew from approximately $4.0 billion in gross investment amount representing 1,325 properties at the end of 2015 to approximately $5.1 billion in gross investment amount representing 1,660 properties at December 31, 2016. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, the vast majority of the increase in revenues between years is related to recognizing revenue in 2016 on acquisitions that were made during the latter part of 2015 and early 2016. Similarly, the full revenue impact of acquisitions made during 2016 will not be seen until 2017.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. During 2016, we experienced a small decrease in the weighted average lease rate achieved as compared to 2015 and, based on our most recent experience, our expectations for the future include the possibility that we could see flat to a slight increase in lease rates as market interest rates increase. The weighted average initial real estate capitalization rate on the properties we acquired during 2016 was 7.9% as compared to 8.1% for properties acquired during 2015.

Interest Expense

The increase in interest expense, as summarized in the table below, was due primarily to an increase in long‑term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. We fund the growth in our real estate investment portfolio with long‑term fixed-rate debt, added equity and excess cash flow from our operations after dividends and principal payments on our debt. We use our credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the periods.

	For the Year Ended
	December 31,
(Dollars in thousands)	2016	2015
Interest expense - credit facility	$1,126	$1,457
Interest expense - credit facility non-use fees	1,041	627
Interest expense - long-term debt (secured and unsecured)	96,564	73,950
Capitalized interest	(818)	(759)
Amortization of deferred financing costs and other	7,267	6,507
Total interest expense	$105,180	$81,782
Credit facility:
Average debt outstanding	$54,675	$75,301
Average interest rate during the period (excluding non-use fees)	2.1%	1.9%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,071,838	$1,555,143
Average interest rate during the period	4.7%	4.8%

The average amount of long-term debt outstanding was approximately $2.1 billion during 2016, up from approximately $1.6 billion in 2015, making it the primary driver for the increase in interest expense on long-term debt. This increase was slightly offset by a decrease in the weighted average interest rate due to lower rates on debt we added during 2016. The long-term senior unsecured debt we issued in April 2016, aggregating $300 million, bears a weighted average interest rate of 4.06% and the STORE Master Funding net‑lease mortgage notes we issued in October 2016, aggregating $200 million, bear an interest rate of 3.96%. We also borrowed $65 million of traditional mortgage debt with an interest rate of 4.75% in June 2016. As of December 31, 2016, we had $2.3 billion outstanding in long-term debt with a weighted average interest rate of 4.6%.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we use to repay the amounts outstanding under our revolving credit facility. Interest expense, excluding non-use fees, associated with our revolving credit facility decreased to $1.1 million during 2016, down from $1.5 million in 2015, primarily as a result of the decrease in average borrowings outstanding on our revolving credit facility which decreased from $75.3 million during 2015 to $54.7 million during 2016. The decrease in expense from less borrowing activity was partially offset by an increase in the weighted average interest rate incurred on our borrowings due to increases in the facility base interest rates, primarily one-month LIBOR, during 2016. During the year ended December 31, 2016, the average one-month LIBOR was approximately 0.3% higher than during 2015. The increase in the fees assessed on the average unused portion of the credit facility as compared to 2015 was primarily due to the expansion of the facility from $400 million to $500 million in April 2016.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented less than $1 million in both 2016 and 2015.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs are capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease and have accounted for those transactions as business combinations in accordance with the then-existing accounting guidance. Accordingly, the costs incurred on real estate acquired that is subject to an existing lease have been expensed to operations as incurred. Transaction costs expensed during the year ended December 31, 2016 totaled $0.5 million, as compared to $1.2 million incurred during 2015. As noted above and in Note 2 to the consolidated financial statements, we plan to adopt ASU 2017-01 in 2017 and, as a result, expect that fewer, if any, of our real estate acquisitions subject to an existing lease will be accounted for as business combinations and expect that the related closing costs will be capitalized as part of the investment in the property.

Property Costs

Approximately 97% of our leases are triple-net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2016, eight of our properties were vacant and not subject to a lease and leases related to only two of our owned properties will mature in 2017. The rise in property costs from 2015 to 2016 primarily related to property taxes, insurance and maintenance costs on properties that were vacant during a portion of 2016 as well as certain property costs, such as real estate taxes billed in arrears, where we determined that our tenant may be unlikely to pay those obligations. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs in 2016 and 2015 was approximately $448,000 and $85,000, respectively, related to the amortization of ground lease interest intangibles. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $34.0 million for the year ended December 31, 2016 as compared to $28.0 million for 2015 with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased partially due to staffing additions to support our growing investment portfolio as well as an increase in amortization expense related to our stock-based incentive compensation program where our legacy incentive plans are being replaced with public company incentive plans that are more comprehensive and include more of our employees. Our employee base grew from 60 employees at December 31, 2015 to 68 employees as of December 31, 2016. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Selling Stockholder Costs

In connection with our IPO, we entered into a registration rights agreement with STORE Holding pursuant to which we agreed to provide certain “demand” registration rights and customary “piggyback” registration rights. The registration rights agreement also provided that we pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities that may arise under securities laws.  We incurred approximately $0.8 million of expenses, primarily registration fees and legal and accounting costs, during the first quarter of 2016 on behalf of STORE Holding related to its sale of all of its holdings of our common stock.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $88.6 million for the year ended December 31, 2015 to $119.6 million for the year ended December 31, 2016.

Gain on Dispositions of Real Estate

We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the year ended December 31, 2016, we recognized a $13.2 million aggregate gain, net of tax, on the sale of 31 properties. In comparison, for the year ended December 31, 2015, we recognized an aggregate net gain of $0.3 million on the sale of 13 properties. This net gain includes the impact of a $1.0 million provision for impairment of one property recognized in the first quarter of 2015; that property was sold later in 2015. The cost of the properties sold during 2016 represented 1.8% of our total real estate investment portfolio at the beginning of the year; in comparison, properties sold during 2015 represented 1.5% of the total real estate portfolio at the beginning of 2015.

Net Income

Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and to the increase in gains on dispositions of real estate, as described above.  Our net income was $123.3 million for the year ended December 31, 2016, up from the $83.8 million in net income reported in 2015. Net income for 2016 includes the impact of a $1.7 million provision for impairment of two properties expected to sell in early 2017.  As described above, the $1.0 million provision for impairment recognized in early 2015 related to a property sold later in 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended
	December 31,		Increase
(In thousands)	2015	2014	(Decrease)
Total revenues	$284,762	$190,441	$94,321
Expenses:
Interest	81,782	67,959	13,823
Transaction costs	1,156	2,804	(1,648)
Property costs	1,515	473	1,042
General and administrative	27,972	19,494	8,478
Depreciation and amortization	88,615	57,025	31,590
Provisions for impairment of real estate	1,000	—	1,000
Total expenses	202,040	147,755	54,285
Income from continuing operations before income taxes	82,722	42,686	40,036
Income tax expense	274	180	94
Income from continuing operations	82,448	42,506	39,942
Income from discontinued operations, net of tax	—	1,140	(1,140)
Income before gain on dispositions of real estate investments	82,448	43,646	38,802
Gain on dispositions of real estate investments	1,322	4,493	(3,171)
Net income	$83,770	$48,139	$35,631

Revenues

Revenues rose by 49.5% to $284.8 million for the year ended December 31, 2015 from $190.4 million for the year ended December 31, 2014, driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from $2.8 billion in gross investment amount representing 947 properties at December 31, 2014 to $4.0 billion in gross investment amount representing 1,325 properties at December 31, 2015. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period. The weighted average real estate investment amounts outstanding during the years were approximately $3.4 billion in 2015 and $2.2 billion in 2014. The weighted average initial real estate capitalization rate on the properties we acquired during 2015 was 8.1% as compared to 8.3% for properties acquired during 2014.

Interest Expense

The following table summarizes our interest expense for the years ended December 31, 2015 and 2014.

	For the Year Ended
	December 31,
(Dollars in thousands)	2015	2014
Interest expense - credit facilities	$1,457	$2,113
Interest expense - credit facilities non-use fees	627	971
Interest expense - long-term debt (secured and unsecured)	73,950	58,304
Capitalized interest	(759)	(575)
Amortization of deferred financing costs and other	6,507	7,146
Total interest expense	$81,782	$67,959
Credit facilities:
Average debt outstanding	$75,301	$79,519
Average interest rate during the period (excluding non-use fees)	1.9%	2.7%
Long-term debt (secured and unsecured):
Average debt outstanding	$1,555,143	$1,188,842
Average interest rate during the period	4.8%	4.9%

Interest expense on long-term debt increased in 2015 as compared to 2014 primarily as a result of the increase in average long-term debt outstanding, which rose from approximately $1.2 billion in 2014 to approximately $1.6 billion during 2015. This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt. Long-term debt added during 2015 included one series of STORE Master Funding net‑lease mortgage notes payable aggregating $365 million in principal amount and the refinance of maturing secured debt with $21.1 million of traditional mortgage debt.  In addition, we completed our first issuance of senior unsecured long-term debt in November 2015. Our inaugural issuance was a private placement of an aggregate principal amount of $175 million of investment-grade senior unsecured notes.  The weighted average interest rate on all long-term debt added in 2015 was 4.4%. As of December 31, 2015, we had $1.8 billion outstanding in long-term debt with a weighted average interest rate of 4.7%.

Interest expense, excluding non-use fees, on our credit facilities decreased to $1.5 million in 2015 from $2.1 million in 2014.  The average debt outstanding on our credit facilities decreased slightly to $75.3 million in 2015 from $79.5 million in 2014 primarily due to the availability of net equity proceeds from our IPO that we used to make real estate investments during the first quarter of 2015. In addition, the weighted average interest rate on our short-term borrowings decreased to 1.9% in 2015, down from 2.7% in 2014.  During most of 2014, our two main secured credit facilities bore interest at a variable rate based on one‑month LIBOR plus a credit spread of 2.45% to 3.0%.  In September 2014, we replaced these two secured credit facilities with an unsecured credit facility that bore interest based on one‑month LIBOR plus a credit spread ranging from 1.75% to 2.50% using a leverage‑based scale. In September 2015, we amended the unsecured credit facility and it now bears interest based on one-month LIBOR plus a credit spread of 1.35% to 2.15% using a leverage-based scale. The LIBOR rate had been fairly stable since the beginning of 2014, with the one‑month LIBOR rate hovering between 0.15% and 0.17% during 2014 and between 0.17% and 0.22% during most of 2015; during the last two months of 2015 the one-month LIBOR rate rose to 0.43%.

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

Transaction Costs

Transaction costs expensed during the year ended December 31, 2015 totaled $1.2 million, as compared to $2.8 million incurred during 2014. Whether the real estate we acquired was subject to an existing lease or not determined how we accounted for the related transaction costs and, accordingly, caused variability in the level of such costs expensed to operations from year to year.

Property Costs

Property costs increased to $1.5 million in 2015 as compared to $0.5 million in 2014 as a result of property taxes, insurance and maintenance costs on properties that were vacant during a portion of 2015. There were no property vacancies during 2014. Included in property costs in 2015 and 2014 was approximately $85,000 and $57,000, respectively, related to the amortization of ground lease interest intangibles.

General and Administrative Expenses

General and administrative costs totaled $28.0 million for the year ended December 31, 2015 as compared to $19.5 million for 2014 primarily due to the growth of our portfolio and related staff additions, and to the increased costs of being a public company since our IPO in November 2014. Expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increased in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased due to an increase in stock-based incentive compensation and to the addition of personnel to support the growth in our operations. Our employee base grew from 50 employees at December 31, 2014 to 60 employees as of December 31, 2015. A portion of the increase in general and administrative expenses was due to costs related to being a public company, including the costs of public company governance and reporting and meeting other regulatory requirements.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in proportion to the increase in the size of the real estate portfolio and, accordingly, such expense rose from $57.0 million for the year ended December 31, 2014 to $88.6 million for the year ended December 31, 2015.

Gain on Dispositions of Real Estate

For the year ended December 31, 2015, we recognized a net gain of $0.3 million on the sale of 13 properties.  This net gain includes the impact of a $1.0 million provision for impairment of one property recognized in the first quarter of 2015; that property was sold later in 2015. During the year ended December 31, 2014, we reported gains aggregating $5.5 million on the sale of 16 properties.  As discussed in Note 8 to the consolidated financial statements, we adopted ASU No. 2014‑08 effective as of the beginning of 2014. As a result of this accounting guidance, during 2014, the gains on the sales of the three properties that were considered to be held for sale at the end of 2013 are reported in income from discontinued operations and the remaining gains are reported separately below income from continuing operations.

Net Income

Our net income rose to $83.8 million for the year ended December 31, 2015 from the $48.1 million in net income reported in 2014. The increase in net income was primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income.

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

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain non‑cash revenues and expenses that have no impact on our long-term operating performance, such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation. In addition, in deriving AFFO, we exclude transaction costs associated with acquiring real estate subject to existing leases and certain other expenses not related to our ongoing operations.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional non-cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation, as such items may cause short-term fluctuations in net income but have no impact on long-term operating performance. Additionally, in deriving AFFO, we exclude transaction costs associated with acquiring real estate subject to existing leases. We view transaction costs to be a part of our investment in the real estate we acquire, similar to the treatment of acquisition and closing costs on our sale-leaseback transactions, which are capitalized as a part of the investment in the asset. We believe that transaction costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, the portion expensed is added back when computing AFFO.  Similarly, in 2016, we excluded the offering expenses incurred on behalf of our selling stockholder, STORE Holding, when it exited all of its holdings in our common stock, as those costs are not related to our ongoing operations. As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net Income	$123,325	$83,770	$48,139
Depreciation and amortization of real estate assets	119,079	88,257	56,722
Provision for impairment of real estate	1,720	1,000	—
Gain on dispositions of real estate, net of tax	(13,220)	(1,322)	(5,478)
Funds from Operations	230,904	171,705	99,383
Adjustments:
Straight-line rental revenue, net	(2,344)	(2,018)	(2,402)
Transaction costs	523	1,156	2,804
Amortization of:
Equity-based compensation	7,022	4,735	2,294
Deferred financing costs and other noncash interest expense	7,267	6,507	7,146
Lease-related intangibles and costs	1,657	1,390	651
Selling stockholder costs	800	—	—
Adjusted Funds from Operations	$245,829	$183,475	$109,876

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a secured, fixed‑rate basis for longer‑term debt issuances. In addition, we issue long-term senior unsecured debt through the unsecured term debt market to complement our secured borrowings. At December 31, 2016, substantially all of our long‑term debt carried a fixed interest rate and the weighted average debt maturity was approximately 6.4 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with either secured or unsecured long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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
•

Our secured long‑term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity to the extent that we can refinance the reduced debt balance over a revised long-term amortization schedule.

•	We seek to maintain a large pool of unencumbered real estate assets to give us the flexibility to choose either the secured or unsecured debt markets when we are seeking to issue new long-term debt.
•

We strive to grow our free cash flow such that, over time, our cash flow from operating activities, after principal payments on our debt, plus cash flows from property sales and principal collected on our loans receivable, each year exceeds that year’s scheduled debt maturities.

Although the substantial majority of our debt carries a fixed-rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate.  During the year ended December 31, 2016, we had average daily outstanding borrowings of $54.7 million on our variable‑rate credit facility, which currently bears interest based on one-month LIBOR, plus a credit spread of 1.35% to 2.15% using a leverage-based scale. We monitor our market interest rate risk exposures using a sensitivity analysis.  Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates.  Based on the results of a sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for all of our variable‑rate debt was approximately $574,000, or less than 0.25% of net cash provided by operating activities for the year ended December 31, 2016. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  We do not use derivative instruments for trading or speculative purposes.  See Note 2 to our Consolidated Financial Statements for further information on derivatives.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

STORE Capital Corporation

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STORE Capital Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STORE Capital Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

STORE Capital Corporation

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). STORE Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, STORE Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STORE Capital Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of STORE Capital Corporation and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 24, 2017

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Investments:
Real estate investments:
Land and improvements	$1,536,178	$1,187,482
Buildings and improvements	3,226,791	2,490,394
Intangible lease assets	92,337	88,724
Total real estate investments	4,855,306	3,766,600
Less accumulated depreciation and amortization	(298,984)	(184,182)
	4,556,322	3,582,418
Loans and direct financing receivables	269,210	213,342
Net investments	4,825,532	3,795,760
Cash and cash equivalents	54,200	67,115
Other assets, net	61,936	48,513
Total assets	$4,941,668	$3,911,388

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$48,000	$—
Unsecured notes and term loan payable, net	470,190	172,442
Non-recourse debt obligations of consolidated special purpose entities, net	1,833,481	1,597,505
Dividends payable	46,209	38,032
Accounts payable, accrued expenses and other liabilities	60,533	43,616
Total liabilities	2,458,413	1,851,595
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 159,341,955 and 140,858,765 shares issued and outstanding, respectively	1,593	1,409
Capital in excess of par value	2,631,845	2,162,130
Distributions in excess of retained earnings	(151,592)	(103,453)
Accumulated other comprehensive income (loss)	1,409	(293)
Total stockholders’ equity	2,483,255	2,059,793
Total liabilities and stockholders’ equity	$4,941,668	$3,911,388

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental revenues	$356,081	$270,780	$181,972
Interest income on loans and direct financing receivables	19,677	13,861	8,069
Other income	585	121	400
Total revenues	376,343	284,762	190,441
Expenses:
Interest	105,180	81,782	67,959
Transaction costs	523	1,156	2,804
Property costs	4,067	1,515	473
General and administrative	33,972	27,972	19,494
Selling stockholder costs	800	—	—
Depreciation and amortization	119,618	88,615	57,025
Provision for impairment of real estate	1,720	1,000	—
Total expenses	265,880	202,040	147,755
Income from operations before income taxes	110,463	82,722	42,686
Income tax expense	358	274	180
Income from continuing operations	110,105	82,448	42,506
Income from discontinued operations	—	—	1,140
Income before gain on dispositions of real estate	110,105	82,448	43,646
Gain on dispositions of real estate, net of tax	13,220	1,322	4,493
Net income	$123,325	$83,770	$48,139

Net income per share of common stock—basic and diluted:
Continuing operations	$0.82	$0.68	$0.59
Discontinued operations	—	—	0.01
Net income	$0.82	$0.68	$0.61
Weighted average common shares outstanding:
Basic	148,878,504	122,180,650	78,454,599
Diluted	149,124,010	122,207,505	78,454,599

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$123,325	$83,770	$48,139
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	876	(333)	(457)
Cash flow hedge losses reclassified to interest expense	826	306	319
Total other comprehensive income (loss)	1,702	(27)	(138)
Total comprehensive income	$125,027	$83,743	$48,001

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share data)

	Series A					Distributions	Accumulated
	Cumulative				Capital in	in Excess of	Other	Total
	Preferred Stock		Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Par Value	Earnings	(Loss) Income	Equity
Balance at December 31, 2013	125	$—	62,966,920	$630	$798,228	$(24,816)	$(128)	$773,914
Net income	—	—	—	—	—	48,139	—	48,139
Other comprehensive loss	—	—	—	—	—	—	(138)	(138)
Issuance of common stock, net of costs of $39,217	—	—	51,832,758	518	835,738	—	—	836,256
Equity-based compensation	—	—	412,863	4	2,317	2	—	2,323
Redemption of preferred stock	(125)	—	—	—	(80)	(45)	—	(125)
Common dividends declared	—	—	—	—	—	(77,671)	—	(77,671)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Balance at December 31, 2014	—	—	115,212,541	1,152	1,636,203	(54,405)	(266)	1,582,684
Net income	—	—	—	—	—	83,770	—	83,770
Other comprehensive loss	—	—	—	—	—	—	(27)	(27)
Issuance of common stock, net of costs of $20,680	—	—	25,562,500	256	521,204	—	—	521,460
Equity-based compensation	—	—	83,724	1	4,723	3	—	4,727
Common dividends declared	—	—	—	—	—	(132,821)	—	(132,821)
Balance at December 31, 2015	—	—	140,858,765	1,409	2,162,130	(103,453)	(293)	2,059,793
Net income	—	—	—	—	—	123,325	—	123,325
Other comprehensive income	—	—	—	—	—	—	1,702	1,702
Issuance of common stock, net of costs of $14,823	—	—	18,447,601	184	463,696	—	—	463,880
Equity-based compensation	—	—	104,086	1	7,068		—	7,069
Shares repurchased under stock compensation plan	—	—	(68,497)	(1)	(1,049)	(669)		(1,719)
Common dividends declared	—	—	—	—	—	(170,795)	—	(170,795)
Balance at December 31, 2016	—	$—	159,341,955	$1,593	$2,631,845	$(151,592)	$1,409	$2,483,255

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$123,325	$83,770	$48,139
Adjustments to net income:
Depreciation and amortization	119,618	88,615	57,025
Provision for impairment of real estate	1,720	1,000	—
Amortization of deferred financing costs and other noncash interest expense	7,267	6,507	7,146
Amortization of equity-based compensation	7,022	4,735	2,294
Gain on dispositions of real estate, net of tax	(13,220)	(1,322)	(5,478)
Noncash revenue and other	54	135	(1,113)
Changes in operating assets and liabilities:
Other assets	(5,340)	(3,803)	(4,420)
Accounts payable, accrued expenses and other liabilities	5,858	7,365	(1,012)
Net cash provided by operating activities	246,304	187,002	102,581
Investing activities
Acquisition of and additions to real estate	(1,153,141)	(1,114,641)	(1,044,339)
Investment in loans and direct financing receivables	(44,297)	(107,395)	(52,636)
Collections of principal on loans and direct financing receivables	5,680	5,356	6,206
Proceeds from dispositions of real estate	61,385	38,671	39,352
Net cash used in investing activities	(1,130,373)	(1,178,009)	(1,051,417)
Financing activities
Borrowings under credit facility	599,000	651,000	590,080
Repayments under credit facility	(551,000)	(651,000)	(590,080)
Borrowings under unsecured notes and term loan payable	300,000	175,000	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	264,894	385,965	286,089
Repayments under non-recourse debt obligations of consolidated special purpose entities	(29,115)	(39,147)	(20,621)
Financing costs paid	(8,912)	(12,608)	(11,624)
Proceeds from the issuance of common stock	478,704	542,142	875,476
Stock issuance costs paid	(15,437)	(20,721)	(38,426)
Shares repurchased under stock compensation plans	(1,719)	—	—
Dividends paid	(162,618)	(107,912)	(64,562)
Redemption of preferred stock	—	—	(125)
Net cash provided by financing activities	873,797	922,719	1,026,207
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,272)	(68,288)	77,371
Cash, cash equivalents and restricted cash, beginning of period	83,438	151,726	74,355
Cash, cash equivalents and restricted cash, end of period	$73,166	$83,438	$151,726

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,200	$67,115	$136,313
Restricted cash included in other assets	18,966	16,323	15,413
Total cash, cash equivalents and restricted cash	$73,166	$83,438	$151,726

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvement advances included in real estate investments	$23,911	$15,924	$12,081
Seller financing provided to purchasers of real estate sold	17,479	—	—
Acquisition of collateral property securing a mortgage note receivable	—	—	1,939
Non-recourse debt obligations assumed in conjunction with acquisition of property	—	—	27,457
Accrued financing costs	15	15	157
Accrued stock issuance costs	90	750	791
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$95,968	$73,636	$60,431
Cash paid during the period for income and franchise taxes	1,194	1,005	674

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2016

1. Organization

STORE Capital Corporation (STORE Capital or the Company) was incorporated under the laws of Maryland on May 17, 2011 to acquire single‑tenant operational real estate to be leased on a long‑term, net basis to companies that operate across a wide variety of industries within the service, retail and manufacturing sectors of the United States economy. From time to time, it also provides mortgage financing to its customers.

On November 21, 2014, the Company completed the initial public offering (IPO) of its common stock.  The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.  The Company was originally formed as a wholly owned subsidiary of STORE Holding Company, LLC (STORE Holding), a Delaware limited liability company. The voting interests of STORE Holding were entirely owned by entities managed by a global investment management firm. At December 31, 2015, there were 140,858,765 shares of the Company’s common stock outstanding, of which 70,336,144 shares were still held by STORE Holding. Between February 1, 2016 and April 1, 2016, STORE Holding completed three public offerings in which it sold all of its shares and no longer owns any shares of the Company’s common stock. As of December 31, 2016, there were 159,341,955 shares of the Company’s common stock outstanding.

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These consolidated statements include the accounts of STORE Capital and its subsidiaries which are wholly owned and controlled by the Company through its voting interest. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all of the general and administrative services for the day‑to‑day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non‑recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest‑bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long‑term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2016 and 2015, these special purpose entities held assets totaling $4.3 billion and $3.4 billion, respectively, and had third‑party liabilities totaling $1.9 billion and $1.6 billion, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.  During the quarter ended December 31, 2016, the Company elected to early adopt Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, described below in Recent Accounting Pronouncements. Under this new guidance, transfers to or from restricted cash which have previously been shown in the operating, investing or financing sections of the statement of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the statement of cash flows. As a result of the adoption of ASU 2016-18, amounts previously shown as part of the change in other assets in the operating section and as transfers from or to restricted deposits in the investing section of the statements of cash flows for the years ended December 31, 2015 and 2014 have been retrospectively adjusted as follows:

	As Previously	As Adjusted	Effect of
	Reported	per ASU 2016-18	Change
Year Ended December 31, 2015
Operating Activities
Change in operating assets: Other assets	$(4,908)	$(3,803)	$1,105
Net cash provided by operating activities	185,897	187,002	1,105
Investing Activities
Transfers from restricted deposits	195	—	(195)
Net cash used in investing activities	(1,177,814)	(1,178,009)	(195)
Net decrease in cash, cash equivalents and restricted cash	(69,198)	(68,288)	910
Cash, cash equivalents and restricted cash, beginning of year	136,313	151,726	15,413
Cash, cash equivalents and restricted cash, end of year	67,115	83,438	16,323

Year Ended December 31, 2014
Operating Activities
Change in operating assets: Other assets	$1,105	$(4,420)	$(5,525)
Net cash provided by operating activities	108,106	102,581	(5,525)
Investing Activities
Transfers to restricted deposits	(8,397)	—	8,397
Net cash used in investing activities	(1,059,814)	(1,051,417)	8,397
Net increase in cash, cash equivalents and restricted cash	74,499	77,371	2,872
Cash, cash equivalents and restricted cash, beginning of year	61,814	74,355	12,541
Cash, cash equivalents and restricted cash, end of year	136,313	151,726	15,413

Segment Reporting

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, established standards for the manner in which enterprises report information about operating segments. The Company views its operations as one reportable segment.

Accounting for Real Estate Investments

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Real estate properties subject to an existing in‑place lease at the date of acquisition are recorded as business combinations and each tangible and intangible asset and liability acquired is recorded at fair value. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Historically, the Company has expensed transaction costs associated with real estate acquisitions accounted for as business combinations in the period incurred. As discussed in Recent Accounting Pronouncements below, the Company will adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017 and, as a result, expects that fewer, if any, of its real estate acquisitions will be accounted for as business combinations.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurements below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. Direct costs associated with lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. The Company may collect property taxes from its customers and remit those taxes to governmental authorities; such property taxes are presented on a net basis in the consolidated statements of income.

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

The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $15.0 million and $9.5 million of accrued straight‑line rental revenue, net of allowances of $4.6 million and $3.4 million, at December 31, 2016 and 2015, respectively, which were included in other assets, net, on the consolidated balance sheets. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

For leases that have contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 1.0% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales.

The Company suspends revenue recognition when the collectibility of amounts due pursuant to a lease is no longer reasonably assured or if the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier. The Company reviews its accounts receivable for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write‑off of the specific receivable will be made.

Loans Receivable

STORE Capital holds its loans receivable for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2016 and 2015, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at December 31, 2016 and 2015.

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

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $19.0 million and $16.3 million of restricted cash at December 31, 2016 and 2015, respectively, which were included in other assets, net, on the consolidated balance sheets.

Deferred Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the consolidated balance sheets. Deferred financing costs related to the establishment of the Company's credit facility are deferred and amortized to interest expense over the term of the credit facility and are included in other assets, net, on the consolidated balance sheets.

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

As of December 31, 2016, the Company had one interest rate floor and four interest rate swap agreements in place. Two of the swaps, with current notional amounts of $12.1 million and $6.3 million that were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4). The other two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

Share‑based Compensation

Directors and key employees of the Company have been granted long‑term incentive awards, including restricted stock awards (RSAs) and restricted stock unit awards (RSUs) which provide such directors and employees with equity interests as an incentive to remain in the Company’s service and to align their interests with those of the Company’s stockholders.

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

The Company values the RSUs (which contain both a market condition and a service condition) using a Monte Carlo simulation model on the date of grant and recognizes that amount in general and administrative expense on the consolidated statements of income on a tranche by tranche basis ratably over the vesting periods.

In addition, prior to the Company’s IPO, members of the Company’s senior management team were granted profits interest units in STORE Holding. The fair value of the profits interests on the date of grant was estimated by a third party valuation firm based on the probability that senior management would receive a distribution, and the estimated amount of that distribution, given that the other equity investors of STORE Holding would be entitled to recover all of their invested capital plus a specified cash return on such capital prior to distributions being made on the profits interests. Following STORE Holding’s sale of all of its shares of the Company’s common stock, it made cash distributions during April 2016 to the senior management team related to those profits interests and the profits interests are no longer outstanding. All unamortized compensation expense associated with the profits interests was recognized in April 2016.

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

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$123,325	$83,770	$48,139
Less: preferred stock dividends	—	—	(59)
Net income attributable to common stockholders	123,325	83,770	48,080
Less: earnings attributable to unvested restricted shares	(513)	(598)	(500)
Net income used in basic and diluted income per share	$122,812	$83,172	$47,580
Denominator:
Weighted average common shares outstanding	149,350,191	122,759,666	78,924,475
Less: Weighted average number of shares of unvested restricted stock	(471,687)	(579,016)	(469,876)
Weighted average shares outstanding used in basic income per share	148,878,504	122,180,650	78,454,599
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	245,506	26,855	—
Weighted average shares outstanding used in diluted income per share	149,124,010	122,207,505	78,454,599

(a)

For the years ended December 31, 2016, 2015 and 2014 excludes 201,778 shares, 200,104 shares and 89,625 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or the SEC. The Company adopts the new pronouncements as of the specified effective date. When permitted, the Company may elect to early adopt the new pronouncements. Unless otherwise discussed, these new accounting pronouncements include technical corrections to existing guidance or introduce new guidance related to specialized industries or entities and, therefore, will have minimal, if any, impact on the Company’s financial position, results of operations or cash flows upon adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. This new standard will be effective for the Company on January 1, 2018, with early adoption permitted.  The Company is planning to early adopt the provisions of this new guidance in the first quarter of 2017; as a result, the Company expects that the number of future real estate acquisitions that will be accounted for as a business combination will be reduced and transaction costs associated with those real estate acquisitions will no longer be expensed as incurred but included as part of the cost of the asset or assets acquired.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash within the statement of cash flows. This new guidance is effective for the Company on January 1, 2018, with early adoption permitted.  Upon adoption, the new guidance is required to be adopted retrospectively. The Company early adopted the provisions of ASU 2016-18 beginning with the quarter ended December 31, 2016 and has applied the provisions retrospectively. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  This new standard will be effective for the Company on January 1, 2018, with early adoption permitted. The Company does not anticipate this standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This new standard will be effective for the Company on January 1, 2020, with early adoption permitted beginning on January 1, 2019.  The Company continues to evaluate the impact this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for the Company on January 1, 2017. The Company’s adoption of this new guidance will not have an impact on its consolidated financial statements.

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

This standard will be effective for the Company on January 1, 2017. The Company’s adoption of this new guidance will not have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and, therefore, this new standard may result in these costs being expensed as incurred after adoption. Additionally, the new leasing and revenue recognition guidance (discussed below) will impact how lessors account for lease executory costs (such as property taxes, common area maintenance and utilities); the Company is currently in the process of evaluating the impact of this change.  Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and on the Company’s corporate office lease; while the Company is still in the process of evaluating these leases under the new guidance, it is likely that the Company will be required to recognize a right-of-use asset and a lease liability for the present value of the minimum lease payments. Details of future minimum rental payments under these leases are disclosed in Note 9. The standard will also require new disclosures within the notes accompanying the consolidated financial statements. This standard will be effective for the Company on January 1, 2019.  The Company has developed a four phase approach to the implementation of the new leasing standard and expects to complete the first two phases in 2017. The Company will continue to assess the method of adoption and the overall impact the adoption will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent updates were issued in 2015 and 2016 to clarify the new guidance and to provide for a one-year deferral of the effective date for the standard, which is January 1, 2018 for the Company. ASU 2014-09 allows for full retrospective or modified retrospective methods of adoption. The Company continues to evaluate the available adoption methods and it has not yet selected which transition method it will apply. The new guidance establishes a principles-based approach for accounting for revenue from contracts with customers, with leases generally excluded from the scope of this standard. This new guidance includes changes to the accounting for sales of real estate properties; however, based on the Company’s preliminary analysis, the new standard is not expected to have a material impact on the Company’s recognition of real estate sales and resulting recognition of a gain or loss. In addition, this new standard may impact how the Company accounts for lease executory costs (such as property taxes, common area maintenance and utilities); the Company is currently in the process of evaluating the significance of this change. The Company expects to make additional disclosures that are required upon the adoption of this standard.

3. Investments

At December 31, 2016, STORE Capital had investments in 1,660 property locations representing 1,614 owned properties (of which 37 are accounted for as direct financing receivables), 17 ground lease interests and 29 properties which secure mortgage loans. The gross investment portfolio totaled $5.12 billion at December 31, 2016 and consisted of the gross acquisition cost of the real estate investments totaling $4.86 billion and loans and direct financing receivables with an aggregate carrying amount of $269.2 million. As of December 31, 2016, a substantial portion of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During 2014, 2015 and 2016, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2013	622	$1,710,552
Acquisition of and additions to real estate (b)(c)	328	1,085,816
Investment in loans and direct financing receivables	15	52,636
Sales of real estate	(16)	(34,768)
Principal collections on loans and direct financing receivables (b)	(2)	(8,145)
Other		(180)
Gross investments, December 31, 2014	947	2,805,911
Acquisition of and additions to real estate (c)(d)	364	1,114,722
Investment in loans and direct financing receivables	30	107,395
Sales of real estate	(13)	(40,774)
Principal collections on loans and direct financing receivables	(2)	(5,356)
Provision for impairment of real estate		(1,000)
Other	(1)	(956)
Gross investments, December 31, 2015	1,325	3,979,942
Acquisition of and additions to real estate (c)(e)	342	1,161,159
Investment in loans and direct financing receivables (f)	25	61,776
Sales of real estate	(31)	(70,824)
Principal collections on loans and direct financing receivables	(1)	(5,680)
Provision for impairment of real estate		(1,720)
Other		(137)
Gross investments, December 31, 2016		5,124,516
Less accumulated depreciation and amortization		(298,984)
Net investments, December 31, 2016	1,660	$4,825,532

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	One mortgage loan receivable was repaid in full through a $1.9 million non‑cash transaction in which the Company acquired the two underlying mortgaged properties and leased them back to the borrower.
(c)	Includes $0.6 million during 2014 and $0.8 million during both 2015 and 2016 of interest capitalized to properties under construction.
(d)	Excludes $15.8 million of tenant improvement advances disbursed in 2015 which were accrued as of December 31, 2014.
(e)	Excludes $15.9 million of tenant improvement advances disbursed in 2016 which were accrued as of December 31, 2015.
(f)	Includes $17.5 million of mortgage loans made to the purchasers of four real estate properties sold.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 360 customers geographically dispersed throughout 48 states. Only one state, Texas (13%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2016. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at December 31, 2016, with the largest customer representing less than 3% of the total investment portfolio. On an annualized basis, the largest customer also represented less than 3% of the Company’s total annualized investment portfolio revenues as of December 31, 2016. The Company’s customers operate their businesses across more than 420 concepts and the largest of these concepts represented approximately 3% of the Company’s total annualized investment portfolio revenues as of December 31, 2016.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of December 31, 2016 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	715	$1,131,635	22%
Manufacturing	147	759,798	15
Early childhood education centers	167	368,678	7
Movie theaters	38	351,007	7
Health clubs	60	312,017	6
Furniture stores	31	202,530	4
Lawn and garden equipment and supply stores	21	178,695	3
Automotive repair and maintenance	84	154,971	3
All other service industries	305	1,229,246	24
All other retail industries	92	435,939	9
	1,660	$5,124,516	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2016	2015
In-place lease assets	$61,634	$58,403
Ground lease interest assets	20,430	20,048
Above-market lease assets	10,273	10,273
Total intangible lease assets	92,337	88,724
Accumulated amortization	(19,515)	(12,038)
Net intangible lease assets	$72,822	$76,686

During the years ended December 31, 2016, 2015, and 2014, aggregate lease intangible amortization included in expense was $6.4 million, $5.9 million and $4.0 million, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $1.2 million, $1.1 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Based on the balance of intangible lease assets as of December 31, 2016, the aggregate amortization expense for the next five years is expected to be $6.3 million in 2017, $6.1 million in 2018, $5.9 million in 2019, $5.3 million in 2020, and $5.0 million in 2021, and the amount expected to be amortized as a decrease to rental revenue is $1.2 million for the years 2017 through 2020 and $0.6 million in 2021. The weighted average remaining amortization period is approximately ten years for the in‑place lease intangibles, approximately 46 years for the amortizing ground lease interests and approximately seven years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2016 was approximately 14 years. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties while the triple net leases are in effect. At December 31, 2016, eight of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2016, are as follows (in thousands):

2017	$396,729
2018	396,920
2019	397,100
2020	395,536
2021	393,571
Thereafter	3,783,909
Total future minimum rentals	$5,763,765

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At December 31, 2016, the Company held 26 loans receivable with an aggregate carrying amount of $146.2 million. Eighteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Five of the mortgage loans are shorter-term loans (mature within the next four years) that require either monthly interest-only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The eight other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

			Amount Outstanding
	Stated Interest	Maturity	December 31,
Type	Rate	Date	2016	2015
Mortgage loan receivable	9.09%	Jan. 2017	$2,131	$2,781
Mortgage loan receivable	8.35%	Mar. 2017	13,014	—
Mortgage loan receivable	10.00%	Dec. 2017	1,000	1,000
Mortgage loan receivable			—	134
Mortgage loan receivable	10.50%	Sept. 2019	4,454	—
Mortgage loan receivable	7.80%	Dec. 2020	2,000	2,000
Mortgage loan receivable			—	3,761
Mortgage loan receivable	8.75%	Jul. 2032	23,802	23,900
Mortgage loan receivable(a)	7.88%	Jul. 2032	2,141	—
Mortgage loan receivable(a)	7.94%	Jul. 2032	5,663	—
Mortgage loan receivable(a)	8.50%	Nov. 2036	9,000	—
Mortgage loan receivable	8.73%	Feb. 2038	2,396	—
Mortgage loan receivable	9.00%	Mar. 2053	14,492	14,543
Mortgage loan receivable	8.75%	Jun. 2053	6,315	6,336
Mortgage loan receivable	8.50%	Jun. 2053	6,711	6,737
Mortgage loan receivable	8.25%	Aug. 2053	3,312	3,325
Mortgage loans receivable(b)(c)	8.50%	Feb. 2055	28,341	28,435
Mortgage loan receivable(a)	7.50%	Dec. 2055	3,074	3,086
Mortgage loan receivable(a)(c)	9.00%	Aug. 2056	7,928	—
Total mortgage loans receivable			135,774	96,038
Equipment and other loans receivable (d)	8.53%	2017 - 2025	9,233	4,199
Total principal amount outstanding—loans receivable			145,007	100,237
Unamortized loan origination costs			1,205	1,190
Direct financing receivables			122,998	111,915
Total loans and direct financing receivables			$269,210	$213,342

(a)	Interest rates on these mortgage loans are subject to increases over the term of the loans.
(b)	Represents two mortgage loans receivable secured by a single property. The loans have an initial interest rate of 8.50% and are subject to increases over the term of the loans.
(c)	Loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(d)	Interest rate represents the weighted average interest rate on these eight loans receivable.

The long-term mortgage loans receivable generally allow for prepayments in whole, but not in part, without penalty or with penalties ranging from 1% to 20%, depending on the timing of the prepayment, except as noted in the table above. All other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2017	$616	$19,160	$19,776
2018	1,115	850	1,965
2019	1,365	4,374	5,739
2020	1,460	1,901	3,361
2021	885	1,484	2,369
Thereafter	75,608	36,189	111,797
Total principal payments	$81,049	$63,958	$145,007

As of December 31, 2016 and 2015, the Company had $123.0 million and $111.9 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	2016	2015
Minimum lease payments receivable	$300,832	$284,287
Estimated residual value of leased assets	14,500	13,374
Unearned income	(192,334)	(185,746)
Net investment	$122,998	$111,915

As of December 31, 2016, the future minimum lease payments to be received under the direct financing lease receivables is expected to average approximately $11.9 million for each of the next five years.

4. Debt

Credit Facility

As of December 31, 2016, the Company had a $500 million unsecured revolving credit facility with a group of lenders. The facility, which was put in place in September 2014 and amended in September 2015, is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt and includes an accordion feature that allows the size of the facility to be increased up to $800 million.  In April 2016, the Company increased the total commitment under the facility from $400 million by accessing $100 million of availability under the accordion feature.

The amended facility matures in September 2019 and includes a one‑year extension option subject to certain conditions and the payment of a 0.15% extension fee. The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC (SCA), one of the Company’s direct wholly owned subsidiaries. Borrowings under this facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The credit spread used is based on the Company’s leverage ratio as defined in the credit agreement; as of December 31, 2016, borrowings under the facility bear interest at LIBOR plus 1.35%. The Company must also pay a non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding. Prior to the amendment in September 2015, borrowings under this facility required monthly payments of interest at a rate selected by the Company of either (1) one-month LIBOR plus a credit spread ranging from 1.75% to 2.50%, or (2) the Base Rate, as defined in the agreement, plus a credit spread ranging from 0.75% to 1.50%.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At December 31, 2016, the Company had $48 million of borrowings outstanding and a pool of unencumbered assets aggregating approximately $2.2 billion, substantially all of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the revolving credit facility including a maximum total leverage ratio of 65%, a minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1.0 billion plus 75% of any additional equity raised after September 2015, a maximum dividend payout ratio limited to 95% of Funds from Operations and a maximum unsecured debt leverage ratio of 50%, all as defined in the credit agreement. As of December 31, 2016, the Company was in compliance with these covenants.

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

At December 31, 2016 and 2015, unamortized financing costs related to the Company’s credit facilities totaled $2.7 million and $3.2 million, respectively, and are included in other assets, net on the consolidated balance sheets.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above, including the maximum total leverage ratio, the minimum EBITDA to fixed charges ratio and the minimum consolidated net worth amount, as well as a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio and a minimum interest coverage ratio on unsecured debt.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2016, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan with a group of lenders who also participate in its unsecured revolving credit facility. The interest rate on the loan resets monthly at one-month LIBOR plus a credit spread ranging from 1.35% to 2.15%. The credit spread used is based on the Company’s leverage ratio as defined in the loan agreement. The term loan may be prepaid at any time without penalty. Concurrent with the closing of this loan, the Company entered into interest rate swaps that effectively convert the floating rate to a fixed rate. The financial covenants of the term loan match the covenants of the unsecured credit facility. The term loan is a senior unsecured obligation of the Company and is guaranteed by SCA.

The Company’s senior unsecured notes and term loan payable are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		December 31,
	Date	Rate		2016	2015
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	—
Total notes payable				375,000	175,000
Term Loan:
Term Loan issued April 2016	Apr. 2021	2.73	% (a)	100,000	—
Total term loan				100,000	—
Unamortized deferred financing costs				(4,810)	(2,558)
Total unsecured notes and term loan payable, net				$470,190	$172,442

(a)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.35% at December 31, 2016.  The Company has entered into two interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of December 31, 2016.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. In October 2016, the Company issued an additional series of net-lease mortgage notes which included $135.0 million of Class A-2 (2017) ten-and-a-half-year notes which were retained by the Company for sale at a future date. The Company has retained each of the Class B notes which aggregate $128.0 million at December 31, 2016.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium. As of December 31, 2016, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.5 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $421.4 million at December 31, 2016.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

		Coupon		Outstanding Balance
	Maturity	Interest		December 31,
	Date	Rate		2016	2015
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A	Aug. 2019	5.77%		$200,749	$204,218
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		140,724	143,361
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		101,265	103,046
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		73,307	74,568
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		118,450	119,050
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		94,208	94,683
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		95,693	97,486
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		91,801	93,415
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		95,204	96,841
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		138,192	138,892
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		267,750	269,100
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		199,423	—
Total non-recourse net-lease mortgage notes				1,616,766	1,434,660
Non-recourse mortgage notes payable:
$4,000 note issued August 2006				—	3,208
$3,800 note issued September 2006				—	3,454
$7,088 note issued April 2007 (a)	May 2017	6.00	% (a)	6,457	6,569
$4,400 note issued August 2007 (b)	Sept. 2017	6.7665	% (b)	3,586	3,700
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		6,960	7,242
$20,530 note issued December 2011 and amended February 2012	Jan. 2019	5.275	% (c)	18,359	18,851
$6,500 note issued December 2012	Dec. 2019	4.806%		5,900	6,057
$2,956 note issued June 2013	Jun. 2020	3.624	% (d)	2,663	2,744
$16,100 note issued February 2014	Mar. 2021	4.83%		15,159	15,516
$13,000 note issued May 2012	May 2022	5.195%		11,737	12,038
$14,950 note issued July 2012	Aug. 2022	4.95%		13,135	13,507
$26,000 note issued August 2012	Sept. 2022	5.05%		23,625	24,229
$6,400 note issued November 2012	Dec. 2022	4.707%		5,827	5,980
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,931	11,210
$17,500 note issued August 2013	Sept. 2023	5.46%		16,380	16,744
$10,075 note issued March 2014	Apr. 2024	5.10%		9,691	9,841
$21,125 note issued July 2015	Aug. 2025	4.36%		21,125	21,125
$65,000 note issued June 2016	Jul. 2026	4.75%		64,614	—
$7,750 note issued February 2013	Mar. 2038	4.81	% (e)	7,114	7,295
$6,944 notes issued March 2013	Apr. 2038	4.50	% (f)	6,330	6,504
Total non-recourse mortgage notes payable				249,593	195,814
Unamortized net (discount) premium				(336)	27
Unamortized deferred financing costs				(32,542)	(32,996)
Total non-recourse debt obligations of consolidated special purpose entities, net				$1,833,481	$1,597,505

(a)	Note was assumed in December 2013 at a premium; estimated effective yield at assumption of 4.45%.
(b)	Note was assumed in September 2014 at a premium; estimated effective yield at assumption of 3.40%.
(c)

Note is a variable‑rate note which resets monthly at one‑month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $12.1 million portion and a $6.3 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(d)	Note is a variable‑rate note which resets monthly at one‑month LIBOR + 3.00%; rate shown is effective rate at December 31, 2016.
(e)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(f)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has an agreement with a derivative counterparty which provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company has agreements with other derivative counterparties which provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.    As of December 31, 2016, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

 Long-term Debt Maturity Schedule

As of December 31, 2016, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2017	$26,949	$9,921	$36,870
2018	27,949	6,664	34,613
2019	26,860	213,539	240,399
2020	21,254	296,005	317,259
2021	18,264	229,366	247,630
Thereafter	60,543	1,404,045	1,464,588
	$181,819	$2,159,540	$2,341,359

5. Income Taxes

The Company’s total current income tax expense from continuing operations was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Federal income tax	$—	$—	$—
State income tax	358	274	180
Total current income tax expense	$358	$274	$180

There was no current income tax expense attributable to discontinued operations for the year ended December 31, 2014. The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2016, 2015 and 2014.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2012 and tax returns filed for 2013 through 2015 remain subject to examination. The Company has net operating loss carryforwards (NOLs) for income tax purposes of $1.5 million at December 31, 2016, 2015 and 2014. These losses are available to reduce future REIT taxable income until they expire in 2031. At this time, the Company does not believe it is likely it will use the NOLs to reduce future taxable income; therefore, any deferred tax asset associated with such NOLs has been fully reserved.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2016 and 2015, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2016 and 2015.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2016	2015	2014
Ordinary income dividends	$0.9998	$0.8714	$0.7771
Capital gain dividends	0.0755	—	0.0561
Return of capital	0.0247	0.0125	0.0427
Total	$1.1000	$0.8839	$0.8759

6. Stockholders’ Equity

At December 31, 2015, there were 140,858,765 shares of common stock outstanding, including 70,336,144 shares held by STORE Holding. Between February 1, 2016 and April 1, 2016, STORE Holding completed three common stock offerings in which STORE Holding sold all of its shares of the Company’s common stock. As a result, as of April 1, 2016, STORE Holding no longer owned any shares of the Company’s common stock. The Company did not receive any proceeds in connection with these offerings. As a result of the registration rights agreement between the Company and STORE Holding, the selling stockholder, the Company incurred approximately $0.8 million of offering expenses during the first quarter of 2016 on behalf of the selling stockholder related to these public offerings.

During the second quarter of 2016, the Company completed a follow-on stock offering in which the Company issued and sold 12,362,500 shares of common stock. The Company received $304.6 million in proceeds, net of both underwriters’ discount and offering expenses, in connection with this offering.

In September 2016, the Company established an “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it offers and sells registered shares of common stock up to a maximum amount of $400 million through a group of banks acting as its sales agents.  As of December 31, 2016, the Company had issued and sold 6,085,101 shares at a weighted average share price of $26.66 and raised approximately $162.2 million in aggregate gross proceeds, or approximately $159.3 million of aggregate proceeds net of sales agents’ commissions and offering expenses, under the ATM program.

As of December 31, 2016, there were 159,341,955 shares of the Company’s common stock outstanding.

The Company declared dividends payable to common stockholders totaling $170.8 million, $132.8 million and $77.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company issued 125 shares of 12.5% Series A Cumulative Non‑Voting Preferred Stock (Preferred Stock) at a price of $1,000 per share on January 6, 2012. On November 21, 2014, immediately following the closing of its IPO, the Company elected to redeem all 125 shares of its Preferred Stock for a redemption price of $1,000 per share plus accrued and unpaid dividends.  During the year ended December 31, 2014, the Company paid dividends on the Preferred Stock of $14,000.

7. Long‑Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the 2015 Plan), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. The 2015 Plan allows for awards of restricted shares of the Company’s common stock and other awards and performance‑based grants to officers, directors and key employees of the Company. As of December 31, 2016, 5,992,810 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long‑Term Incentive Plan (the 2012 Plan) which permits the issuance of up to 1,035,400 shares of common stock. The 2012 Plan allows for awards of restricted shares of the Company’s common stock and other awards and performance‑based grants to officers, directors and key employees of the Company. As of December 31, 2016, 252,907 shares remain available for grant under the 2012 Plan.

The following table summarizes the restricted stock award (RSA) activity under both the 2015 and 2012 Plans:

	2016		2015		2014
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	577,651	$17.58	655,906	$16.00	336,203	$13.59
Shares granted	104,086	$25.65	86,746	$22.96	416,403	$17.35
Shares vested	(222,021)	$16.38	(161,979)	$14.13	(93,160)	$13.44
Shares forfeited	—	$—	(3,022)	$14.37	(3,540)	$14.30
Outstanding non-vested shares, end of year	459,716	$19.95	577,651	$17.58	655,906	$16.00

(1)	Grant date fair value

The 2015 and 2012 Plans each allow the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation.  During the year ended December 31, 2016, the Company repurchased an aggregate 68,497 shares in connection with this tax withholding obligation. No shares were repurchased during the years ended December 31, 2015 and 2014.

The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per‑share market closing price of the Company’s common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per-share price of the common stock issued in the Company’s private equity offerings. Generally, restricted shares granted to the Company’s employees and its chairman vest in 25% increments in February of each year. The other independent directors receive annual grants that vest at the end of each term served. Due to a historically low turnover rate, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2015 and 2012 Plans, the Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest.

During the years ended December 31, 2016 and 2015, the Company issued 371,214 and 348,220 restricted stock unit awards (RSUs) with both a market condition and a service condition to its executive officers.  At December 31, 2016, there were 719,434 RSUs outstanding. The number of common shares to be earned from the 2015 grant will range from zero to 100% of the total RSUs granted based on total shareholder return (TSR) on the Company’s common stock measured against the benchmark TSR of a peer group over a three-year performance period.  The number of common shares to be earned from the 2016 grant will also range from zero to 100% of the total RSUs granted; one-half of the number of shares to be earned from the 2016 grant are measured the same as the 2015 grant and one-half are to be earned based solely on the Company’s TSR measured against pre-determined thresholds also over a three-year performance period. The TSR is a measure of stock price appreciation plus dividends paid during the measurement period. To the extent market and service conditions are met, the earned RSUs from each grant vest 50% at the end of the three-year performance period and, subject to continued employment, 50% at the end of one additional year. The RSUs accrue dividend equivalents which are paid only if the award vests. The Company valued the RSUs using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $6.1 million and $4.4 million for the 2016 and 2015 grants, respectively. The grant date fair value is amortized to expense on a tranche by tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value for each grant year:

	2016	2015
Volatility	21.00%	23.51%
Risk-free interest rate	0.91%	0.84%
Dividend yield	0.00%	0.00%

Compensation expense for equity‑based payments totaled $7.0 million, $4.7 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expenses. At December 31, 2016, STORE Capital had $12.2 million of unrecognized compensation cost related to non‑vested equity‑based compensation arrangements which will be recognized through February 2020.

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

Amounts reclassified to discontinued operations for the year ended December 31, 2014 are summarized below (in thousands):

Revenues	$157
Expenses:
General and administrative	2
Depreciation and amortization	—
Total expenses	2
Income from discontinued real estate investments	155
Gain on the dispositions of real estate investments	985
Income from discontinued operations	$1,140

9. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2016, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $56.1 million which will generally result in increases to the rental revenue or interest income due under the related contracts.

During 2016, the Company moved its corporate headquarters and entered into a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027. During the years ended December 31, 2016, 2015 and 2014, total rent expense was $395,000, $270,000 and $252,000, respectively. At December 31, 2016, the Company’s future minimum rental commitments under this noncancelable operating lease was approximately $560,000 in 2017, $616,000 in 2018, $627,000 in 2019, $639,000 in 2020, $651,000 in 2021 and $3.9 million thereafter.

As of December 31, 2016, STORE Capital had 17 properties in which it has ground lease interests and two properties where a portion of the land is subject to a ground lease. The Company is responsible for the ground lease payments under one of the contracts and payment obligations associated with five of the ground lease contracts have been prepaid in full. The ground lease payment obligations for the remaining properties are the responsibility of the tenants operating on the properties, of which one is cancelable.

The minimum aggregate rental commitments under the non-cancelable operating ground leases, excluding the five prepaid ground leases, as of December 31, 2016 are as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2017	$28	$1,129	$1,157
2018	29	1,139	1,168
2019	29	1,165	1,194
2020	31	927	958
2021	31	823	854
Thereafter	3,168	26,511	29,679
	$3,316	$31,694	$35,010

(a)

STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment. Of the total $31.7 million commitment, $16.4 million is due for periods beyond the current term of the Company’s leases with the tenants. Excludes contingent rent due under four leases where the ground lease payment, if any, is based on the level of the tenant’s sales.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed at least six consecutive months of service or, if earlier, one year of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $308,000 in 2016, $265,000 in 2015 and $258,000 in 2014.

10. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2016, the fair value of the Company’s derivative instruments was an asset of $1.6 million, included in other assets on the consolidated balance sheet, and a liability of $180,000, included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. At December 31, 2015, the fair value of the Company’s derivative instruments was a liability of $293,000, included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2016 and 2015. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and tenant deposits. Generally these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the carrying values of its fixed‑rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2016, these debt obligations had an aggregate carrying value of $2,303.7 million and an estimated fair value of $2,353.6 million. At December 31, 2015, these debt obligations had an aggregate carrying value of $1,769.9 million and an estimated fair value of $1,820.7 million.

11. Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited consolidated quarterly financial information for 2016 and 2015. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share (amounts in thousands, except per-share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenues	$85,234	$91,970	$96,998	$102,141	$376,343
Income from continuing operations (a)	25,140	27,102	29,610	28,253	110,105
Net income	24,793	30,249	36,343	31,940	123,325
Basic and diluted income per common share:
Continuing operations	0.18	0.21	0.24	0.20	0.82
Net income	0.18	0.21	0.24	0.20	0.82
Cash dividends declared per common share	0.27	0.27	0.29	0.29	1.12

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenues	$61,459	$68,900	$74,791	$79,612	$284,762
Income from continuing operations (a)	17,066	18,439	22,311	24,632	82,448
Net income	17,066	19,634	22,998	24,072	83,770
Basic and diluted income per common share:
Continuing operations	0.15	0.17	0.18	0.18	0.68
Net income	0.15	0.17	0.18	0.18	0.68
Cash dividends declared per common share	0.25	0.25	0.27	0.27	1.04

(a)	Excludes gains on dispositions of real estate which are included in continuing operations for purposes of calculating per share amounts.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company.  Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO).  Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Director Nominations under the subheading "Proposal No. 1-Election of Directors" under the principal heading "Governance," the information regarding Executive Officers under the subheading “Compensation Discussion and Analysis” under the principal heading “Executive Compensation,” the information regarding Section 16(a) compliance under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the principal heading "Ownership of Our Stock," the information regarding our Code of Business Conduct and Ethics under the subheading "Additional Corporate Governance Features" under the principal heading "Governance," and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2017 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information regarding director compensation under the subheading "2016 Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," and "Payments on Termination or Change in Control" under the principal heading "Executive Compensation" in the Company's 2017 Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding share ownership under the subheading "Beneficial Ownership of Our Common Stock by Certain Beneficial Owners and Management” under the principal heading "Ownership of Our Stock" in the Company's 2017 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2016:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	—	6,245,717	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	6,245,717

(1)

Represents 5,992,810 shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan and 252,907 shares available for future issuance under the STORE Capital Corporation 2012 Long-Term Incentive Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding director independence and related party transactions under the subheading "Director Independence and Related Party Transactions" under the principal heading "Governance" in the Company's 2017 Proxy Statement is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors under the subheading "Proposal No. 3 – Ratification of the Selection of Independent Registered Public Accounting Firm" under the principal heading "Audit Matters" in the Company's 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORE CAPITAL CORPORATION

Date: February 24, 2017	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 24, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Christopher H. Volk	Director, President and Chief Executive	February 24, 2017
Christopher H. Volk	Officer (principal executive officer)

/s/Catherine Long	Executive Vice President, Chief Financial Officer (principal	February 24, 2017
Catherine Long	financial and accounting officer)

/s/Morton H. Fleischer	Chairman of the Board of Directors	February 24, 2017
Morton H. Fleischer

/s/Joseph M. Donovan	Director	February 24, 2017
Joseph M. Donovan

/s/Mary Fedewa	Executive Vice President – Acquisitions and Director	February 24, 2017
Mary Fedewa

/s/William F. Hipp	Director	February 24, 2017
William F. Hipp

/s/Einar A. Seadler	Director	February 24, 2017
Einar A. Seadler

/s/Mark N. Sklar	Director	February 24, 2017
Mark N. Sklar

/s/Quentin P. Smith, Jr.	Director	February 24, 2017
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
4.2

Third Amended and Restated Master Indenture dated as of May 6, 2014, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC,  and STORE Master Funding V, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.3	Series 2012-1 Indenture Supplement dated as of August 23, 2012, between STORE Master Funding I, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee.	Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.4	Series 2013-1 Indenture Supplement dated as of March 27, 2013, between STORE Master Funding I, LLC and STORE Master Funding II, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.	Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.5

Series 2013-2 Indenture Supplement dated as of July 25, 2013, between STORE Master Funding I, LLC, STORE Master Funding II, LLC, and STORE Master Funding III, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23.
4.6

Series 2013-3 Indenture Supplement dated as of December 3, 2013, among STORE Master Funding I, LLC, STORE Master Funding II, LLC STORE Master Funding III, LLC, and STORE Master Funding IV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.7

Series 2014-1 Indenture Supplement dated as of May 6, 2014, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, and STORE Master Funding V, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.

4.8

Fourth Amended and Restated Master Indenture dated as of April 16, 2015, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.
4.9

Series 2015-1 Indenture Supplement dated as of April 16, 2015, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.
4.10

Fifth Amended and Restated Master Indenture dated as of October 18, 2016, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.
4.11

Series 2016-1 Indenture Supplement dated as of October 18, 2016, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.
10.1

Third Amended and Restated Property Management and Servicing Agreement dated as of May 6, 2014, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Mastering Funding IV, LLC and STORE Master Funding V, LLC, collectively as Issuers, STORE Capital Corporation, as Property Manager and Special Servicer, Midland Loan Services, Inc., as Back-Up Manager, and Citibank, N.A., as Indenture Trustee.

Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.2		Stockholders Agreement dated as of November 21, 2014, among STORE Capital Corporation and the persons named therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.3		Registration Rights Agreement dated as of November 21, 2014, among STORE Capital Corporation and the persons named therein.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.4	*	STORE Capital Corporation 2015 Omnibus Equity Incentive Plan.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.5	*	STORE Capital Corporation 2012 Long-Term Incentive Plan.	Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.

10.6	*	Form of 2012 Long-Term Incentive Award Plan Restricted Stock Award Grant Agreement.	Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.7	*	STORE Capital Corporation Director Compensation Program.	Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.8	*	Form of Indemnification Agreement between STORE Capital Corporation and each of its directors and executive officers.	Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.9	*	Employment Agreement dated as of November 21, 2014, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher H. Volk.	Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.10	*	Employment Agreement dated as of November 21, 2014, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Michael T. Bennett.	Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.11	*	Employment Agreement dated as of November 21, 2014, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Catherine Long.	Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.12	*	Employment Agreement dated as of November 21, 2014, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Mary Fedewa.	Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.13	*	Employment Agreement dated as of November 21, 2014, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Michael J. Zieg.	Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.14	*	Employment Agreement dated as of November 21, 2014, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher K. Burbach.	Exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.15

Credit Agreement dated as of September 19, 2014, by and among STORE Capital Corporation, as borrower, KeyBank National Association and the other Lenders parties thereto, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, BMO Harris Bank, N.A. and Regions Bank, as Co-Documentation Agents, and KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners.

Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.16		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.17		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.

10.18

Fourth Amended and Restated Property Management and Servicing Agreement dated as of April 16, 2015, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Mastering Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, collectively as Issuers, STORE Capital Corporation, as Property Manager and Special Servicer, Midland Loan Services, Inc., as Back-Up Manager, and Citibank, N.A., as Indenture Trustee.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.
10.19	First Amendment to the Fourth Amended and Restated Property Management and Servicing Agreement effective as of July 10, 2015.	Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2015 on Form 10-Q filed with the SEC on August 14, 2015.
10.20	First Amendment to Credit Agreement and other Loan Documents dated as of September 22, 2015.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2015 and filed with the SEC on September 25, 2015.
10.21	Note Purchase Agreement dated as of November 19, 2015, among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
10.22	Subsidiary Guaranty Agreement dated as of November 19, 2015, by STORE Capital Acquisitions, LLC and the other Guarantors party thereto in favor of the Purchasers identified therein.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
10.23	Note Purchase Agreement dated as of April 28, 2016, among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.
10.24	Subsidiary Guaranty Agreement dated as of April 28, 2016, by STORE Capital Acquisitions, LLC and the other Guarantors party thereto in favor of the Purchasers identified therein.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.
10.25

Term Credit Agreement dated as of April 26, 2016, by and among STORE Capital Corporation, as borrower, KeyBank National Association and the other Lenders parties thereto, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, BMO Harris Bank, N.A., Capital One Bank, Regions Bank, and SunTrust Bank, as Co-Documentation Agents, and KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners.

Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.
10.26	Guaranty dated as of April 26, 2016, by STORE Capital Acquisitions, LLC and the Additional Subsidiary Guarantors party thereto in favor of the Lenders identified therein.	Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.
10.27

Joinder to the Fourth Amended and Restated Property Management and Servicing Agreement dated as of October 18, 2016, among STORE Master Funding VII, LLC, as a new issuer, STORE Capital Corporation, as property manager and special servicer, Midland Loan Services, Inc., as back-up manager, and Citibank, N.A., as indenture trustee.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.
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
101.1

The following materials from STORE Capital Corporation Annual Report on Form 10-K for the period ended December 31, 2016,  are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

*Indicates management contract or compensatory plan.

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Benson	MN	$	(f)	$187	$627	$-	$225	$187	$852	$1,039	$(156)	1987	07/29/2011
Restaurants – Limited Service	Glencoe	MN		(f)	369	772	-	250	369	1,022	1,391	(194)	1986	07/29/2011
Restaurants – Limited Service	Little Falls	MN		(f)	456	803	-	225	456	1,028	1,484	(238)	1983	07/29/2011
Restaurants – Limited Service	Minneapolis	MN		(f)	243	590	34	169	277	759	1,036	(172)	1996	07/29/2011
Restaurants – Limited Service	Sauk Rapids	MN		(f)	224	887	-	224	224	1,111	1,335	(188)	1996	07/29/2011
Restaurants – Limited Service	Staples	MN		(f)	213	729	-	225	213	954	1,167	(172)	1987	07/29/2011
Restaurants – Limited Service	Wadena	MN		(f)	171	731	-	242	171	973	1,144	(155)	1980	07/29/2011
Restaurants – Limited Service	Valley City	ND		(f)	217	676	-	225	217	901	1,118	(184)	1984	07/29/2011
Restaurants – Limited Service	Wahpeton	ND		(f)	314	589	-	225	314	814	1,128	(149)	1987	07/29/2011
Restaurants – Limited Service	Mobridge	SD		(f)	336	517	-	225	336	742	1,078	(186)	1993	07/29/2011
Furniture Stores	Austin	TX		(f)	2,212	3,600	-	-	2,212	3,600	5,812	(568)	2006	09/02/2011
Furniture Stores	Live Oak	TX		(f)	1,885	3,927	-	-	1,885	3,927	5,812	(599)	2005	09/02/2011
Furniture Stores	New Braunfels	TX		(f)	1,692	6,926	-	-	1,692	6,926	8,618	(1,402)	1995	09/02/2011
Furniture Stores	San Antonio	TX		(f)	2,361	3,952	-	-	2,361	3,952	6,313	(629)	2006	09/02/2011
Restaurants – Limited Service	Florence	AL		(f)	398	540	-	-	398	540	938	(117)	1994	09/08/2011
Restaurants – Limited Service	Vestavia	AL		(f)	310	354	-	-	310	354	664	(75)	1972	09/08/2011
Restaurants – Limited Service	Jacksonville	FL		(f)	310	325	-	-	310	325	635	(73)	1982	09/08/2011
Restaurants – Limited Service	Bainbridge	GA		(f)	147	381	-	-	147	381	528	(84)	1989	09/08/2011
Restaurants – Limited Service	Winder	GA		(f)	348	366	-	-	348	366	714	(100)	1986	09/08/2011
Restaurants – Limited Service	Evansville	IN		(f)	226	380	-	-	226	380	606	(97)	1988	09/08/2011
Restaurants – Limited Service	Louisville	KY		(f)	310	383	-	-	310	383	693	(97)	1973	09/08/2011
Restaurants – Limited Service	Florissant	MO		(f)	460	400	-	-	460	400	860	(96)	1981	09/08/2011
Restaurants – Limited Service	Jackson	MS		(f)	253	460	-	-	253	460	713	(102)	1993	09/08/2011
Restaurants – Limited Service	Jackson	MS		(f)	225	342	-	-	225	342	567	(72)	1983	09/08/2011
Restaurants – Limited Service	Cincinnati	OH		(f)	148	467	-	-	148	467	615	(104)	1987	09/08/2011
Restaurants – Limited Service	Owasso	OK		(f)	275	301	-	-	275	301	576	(67)	1986	09/08/2011
Restaurants – Limited Service	Tulsa	OK		(f)	209	328	-	-	209	328	537	(91)	1977	09/08/2011
Restaurants – Limited Service	Antioch	TN		(f)	391	264	-	150	391	414	805	(71)	1978	09/08/2011
Restaurants – Limited Service	Clarksville	TN		(f)	239	425	-	124	239	549	788	(99)	1993	09/08/2011
Restaurants – Limited Service	Knoxville	TN		(f)	371	323	-	-	371	323	694	(77)	1987	09/08/2011
Restaurants – Limited Service	Princeton	WV		(f)	246	408	-	-	246	408	654	(86)	1977	09/08/2011
Veneer, Plywood, and Engineered Wood Product Manufacturing	Delaware	OH		(f)	308	479	-	-	308	479	787	(102)	1969	09/27/2011
Veneer, Plywood, and Engineered Wood Product Manufacturing	Hillsboro	OR		(f)	879	167	-	-	879	167	1,046	(53)	1965	09/27/2011
Veneer, Plywood, and Engineered Wood Product Manufacturing	Stayton	OR		(f)	2,254	2,526	-	-	2,254	2,526	4,780	(516)	1985	09/27/2011
Family Entertainment Centers	Webster	TX		(f)	2,135	6,355	-	-	2,135	6,355	8,490	(1,034)	2007	09/30/2011
Child Day Care Services	Laveen	AZ		(f)	1,427	3,012	35	210	1,462	3,222	4,684	(503)	2008	10/07/2011
Child Day Care Services	Maricopa	AZ		(f)	2,212	4,080	-	-	2,212	4,080	6,292	(643)	2008	10/07/2011
Beer, Wine, and Liquor Stores	McAllen	TX		(f)	1,397	2,220	-	-	1,397	2,220	3,617	(559)	1955	10/07/2011
Beer, Wine, and Liquor Stores	Pharr	TX		(f)	699	1,362	-	-	699	1,362	2,061	(318)	1989	10/07/2011
Restaurants – Full Service	Canton	GA		(f)	1,101	973	-	-	1,101	973	2,074	(225)	1998	10/17/2011
Restaurants – Full Service	Fayetteville	GA		(f)	1,155	1,210	-	-	1,155	1,210	2,365	(282)	2004	10/17/2011
Restaurants – Full Service	Ft. Oglethorpe	GA		(f)	957	986	-	-	957	986	1,943	(208)	2003	10/17/2011
Restaurants – Full Service	Stockbridge	GA		(f)	1,135	1,276	-	-	1,135	1,276	2,411	(286)	2000	10/17/2011
Restaurants – Full Service	Camby	IN		(f)	636	1,297	-	-	636	1,297	1,933	(285)	2008	10/17/2011
Restaurants – Full Service	Greenwood	IN		(f)	518	1,196	-	-	518	1,196	1,714	(248)	2005	10/17/2011
Restaurants – Full Service	Georgetown	KY		(f)	727	1,076	-	-	727	1,076	1,803	(235)	2002	10/17/2011
Restaurants – Full Service	Owensboro	KY		(f)	585	1,427	-	-	585	1,427	2,012	(342)	1996	10/17/2011
Restaurants – Full Service	Charlotte	NC		(f)	737	1,087	-	-	737	1,087	1,824	(289)	2000	10/17/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Greensboro	NC	(f)	626	1,039	-	-	626	1,039	1,665	(260)	2004	10/17/2011
Restaurants – Full Service	Dayton	OH	(f)	1,369	1,357	-	-	1,369	1,357	2,726	(315)	1998	10/17/2011
Restaurants – Full Service	Springdale	OH	(f)	1,286	897	-	-	1,286	897	2,183	(182)	1996	10/17/2011
Restaurants – Full Service	Cookeville	TN	(f)	1,528	1,511	691	-	2,219	1,511	3,730	(359)	1994	10/17/2011
Restaurants – Full Service	Knoxville	TN	(f)	1,161	1,221	-	-	1,161	1,221	2,382	(306)	2003	10/17/2011
Restaurants – Full Service	Harrisonburg	VA	(f)	468	1,067	-	-	468	1,067	1,535	(246)	2003	10/17/2011
Restaurants – Full Service	Panama City	FL		230	1,451	-	-	230	1,451	1,681	(280)	2001	10/17/2011
Restaurants – Full Service	Augusta	GA		853	1,148	-	-	853	1,148	2,001	(246)	1997	10/17/2011
Restaurants – Full Service	Cumming	GA		1,375	946	-	-	1,375	946	2,321	(228)	1998	10/17/2011
Restaurants – Full Service	Lawrenceville	GA		985	879	-	-	985	879	1,864	(200)	1996	10/17/2011
Restaurants – Full Service	Snellville	GA		1,954	927	-	-	1,954	927	2,881	(220)	1998	10/17/2011
Restaurants – Full Service	Frankfort	KY		955	916	-	-	955	916	1,871	(216)	1998	10/17/2011
Restaurants – Full Service	Lexington	KY	18,359	533	1,148	-	-	533	1,148	1,681	(238)	1988	10/17/2011
Restaurants – Full Service	Louisville	KY		1,217	1,028	-	-	1,217	1,028	2,245	(226)	1993	10/17/2011
Restaurants – Full Service	Mansfield	OH		725	1,156	-	-	725	1,156	1,881	(281)	2003	10/17/2011
Restaurants – Full Service	Charleston	SC		889	1,245	-	-	889	1,245	2,134	(307)	2001	10/17/2011
Restaurants – Full Service	Cleveland	TN		1,169	1,346	-	-	1,169	1,346	2,515	(339)	1996	10/17/2011
Restaurants – Full Service	Goodlettsville	TN		933	1,191	-	-	933	1,191	2,124	(260)	1985	10/17/2011
Restaurants – Full Service	Lebanon	TN		1,037	1,134	-	-	1,037	1,134	2,171	(269)	1997	10/17/2011
Restaurants – Full Service	Morristown	TN		803	1,578	-	-	803	1,578	2,381	(388)	2000	10/17/2011
Restaurants – Full Service	Lynchburg	VA		903	1,078	-	-	903	1,078	1,981	(319)	2001	10/17/2011
Restaurants – Limited Service	Bradenton	FL	(f)	785	276	-	-	785	276	1,061	(169)	1984	10/19/2011
Restaurants – Limited Service	Sarasota	FL	(f)	848	410	-	-	848	410	1,258	(224)	1981	10/19/2011
Automotive Repair and Maintenance	Prescott Valley	AZ	(f)	241	259	-	-	241	259	500	(54)	2003	11/01/2011
Automotive Repair and Maintenance	Snowflake	AZ	(f)	276	134	-	-	276	134	410	(31)	1998	11/01/2011
Restaurants – Full Service	Davenport	IA	(f)	1,613	2,210	-	141	1,613	2,351	3,964	(527)	2003	11/07/2011
Restaurants – Full Service	Eagan	MN	(f)	1,481	2,958	14	137	1,495	3,095	4,590	(481)	1998	11/07/2011
Health Clubs	Edinburg	TX	(f)	865	4,109	-	116	865	4,225	5,090	(814)	1994	11/18/2011
Health Clubs	McAllen	TX	(f)	1,423	1,540	391	779	1,814	2,319	4,133	(322)	2004	11/18/2011
Health Clubs	Mission	TX	(f)	692	2,408	-	49	692	2,457	3,149	(406)	2000	11/18/2011
Motion Picture and Video Industries	Owasso	OK	(f)	986	3,926	-	-	986	3,926	4,912	(846)	1992	12/16/2011
Other Personal Services	Erlanger	KY	(f)	604	1,809	-	-	604	1,809	2,413	(375)	2000	12/22/2011
Other Personal Services	Louisville	KY	(f)	492	2,022	-	-	492	2,022	2,514	(390)	2003	12/22/2011
Iron and Steel Mills and Ferroalloy Manufacturing	Troy	MI	(f)	510	2,388	-	-	510	2,388	2,898	(665)	1962	12/22/2011
Other Personal Services	Cincinnati	OH	(f)	547	1,967	-	-	547	1,967	2,514	(399)	2005	12/22/2011
Restaurants – Full Service	Snyder	TX	(f)	177	740	-	-	177	740	917	(159)	1974	12/22/2011
Basic Chemical Manufacturing	Elk Grove Village	IL	(f)	854	1,460	-	-	854	1,460	2,314	(293)	1964	12/29/2011
Basic Chemical Manufacturing	Wheeling	IL	(f)	1,463	3,064	-	-	1,463	3,064	4,527	(629)	1966	12/29/2011
Restaurants – Limited Service	Leadington	MO	(f)	494	499	-	-	494	499	993	(125)	1978	12/30/2011
Restaurants – Limited Service	St. Louis	MO	(f)	395	393	-	-	395	393	788	(80)	1977	12/30/2011
Child Day Care Services	Blue Ash	OH	(f)	739	2,463	-	-	739	2,463	3,202	(377)	1979	12/30/2011
Restaurants – Limited Service	Marietta	OH	(f)	435	676	-	-	435	676	1,111	(164)	1986	12/30/2011
Restaurants – Limited Service	Salem	OH	(f)	205	676	-	-	205	676	881	(144)	1969	12/30/2011
Restaurants – Limited Service	Warren	OH	(f)	328	612	-	-	328	612	940	(145)	1988	12/30/2011
Restaurants – Limited Service	McKees Rocks	PA	(f)	556	692	-	-	556	692	1,248	(154)	1984	12/30/2011
Restaurants – Limited Service	Pittsburgh	PA	(f)	364	440	-	-	364	440	804	(95)	1989	12/30/2011
Restaurants – Limited Service	Clinton	TN	(f)	454	653	-	-	454	653	1,107	(160)	1984	12/30/2011
Child Day Care Services	Franklin	TN	(f)	1,782	2,422	-	-	1,782	2,422	4,204	(529)	2010	12/30/2011
Restaurants – Limited Service	Greeneville	TN	(f)	566	490	-	-	566	490	1,056	(136)	1985	12/30/2011
Restaurants – Limited Service	Knoxville	TN	(f)	405	702	-	-	405	702	1,107	(178)	1986	12/30/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Knoxville	TN	(f)	775	734	-	-	775	734	1,509	(171)	1979	12/30/2011
Restaurants – Limited Service	Maryville	TN	(f)	542	414	45	309	587	723	1,310	(153)	1983	12/30/2011
Restaurants – Limited Service	Newport	TN	(f)	484	623	-	-	484	623	1,107	(171)	1987	12/30/2011
Restaurants – Limited Service	New Martinsville	WV	(f)	269	475	-	-	269	475	744	(109)	1978	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	245	461	-	-	245	461	706	(102)	1987	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	769	301	-	-	769	301	1,070	(83)	1986	12/30/2011
Restaurants – Limited Service	Wheeling	WV	(f)	357	714	-	-	357	714	1,071	(171)	1986	12/30/2011
Family Entertainment Centers	Frisco	TX	(f)	3,705	5,109	-	-	3,705	5,109	8,814	(858)	2008	01/27/2012
Family Entertainment Centers	Lubbock	TX	(f)	2,056	6,658	-	-	2,056	6,658	8,714	(1,098)	2007	01/27/2012
Elementary and Secondary Schools	Milpitas	CA	11,737	5,749	8,840	1,215	4,624	6,964	13,464	20,428	(1,421)	1987	02/29/2012
Elementary and Secondary Schools	Stockton	CA		1,789	3,557	-	24	1,789	3,581	5,370	(738)	1990	02/29/2012
Motion Picture and Video Industries	Bethlehem	GA	(f)	1,888	5,168	-	-	1,888	5,168	7,056	(737)	2011	03/15/2012
Restaurants – Limited Service	Cherryville	NC	(f)	461	650	-	-	461	650	1,111	(121)	2005	03/28/2012
Restaurants – Limited Service	Hudson	NC	(f)	215	996	-	-	215	996	1,211	(142)	1984	03/28/2012
Restaurants – Limited Service	Maiden	NC	(f)	557	533	-	-	557	533	1,090	(101)	1987	03/28/2012
Restaurants – Limited Service	Marion	NC	(f)	322	637	-	-	322	637	959	(116)	1999	03/28/2012
Restaurants – Limited Service	Richfield	NC	(f)	361	720	-	-	361	720	1,081	(132)	2007	03/28/2012
Restaurants – Limited Service	West Jefferson	NC	(f)	358	854	-	-	358	854	1,212	(152)	1996	03/28/2012
Restaurants – Full Service	Naperville	IL	(f)	1,869	3,154	-	-	1,869	3,154	5,023	(426)	2011	03/30/2012
Restaurants – Full Service	Wheeling	IL	(f)	824	2,441	-	-	824	2,441	3,265	(290)	2008	03/30/2012
Child Day Care Services	Arlington	TX	(f)	183	574	-	-	183	574	757	(152)	1984	03/30/2012
Child Day Care Services	Cedar Hill	TX	(f)	285	569	-	-	285	569	854	(151)	1984	03/30/2012
Child Day Care Services	Grand Prairie	TX	(f)	292	581	-	-	292	581	873	(158)	1985	03/30/2012
Child Day Care Services	Haltom City	TX	(f)	362	415	-	-	362	415	777	(111)	1985	03/30/2012
Child Day Care Services	Watauga	TX	(f)	174	622	-	-	174	622	796	(167)	1986	03/30/2012
Furniture Stores	Tacoma	WA	(f)	2,213	3,319	-	817	2,213	4,136	6,349	(554)	1994	04/20/2012
Other Personal Services	Dayton	OH	(f)	574	1,937	-	-	574	1,937	2,511	(352)	2008	04/30/2012
Child Day Care Services	Tucson	AZ	(f)	2,674	4,120	-	-	2,674	4,120	6,794	(879)	2008	05/08/2012
Furniture Stores	Tucson	AZ	(f)	1,371	4,170	-	-	1,371	4,170	5,541	(686)	2003	05/10/2012
Restaurants – Full Service	Troy	MI	(f)	1,503	2,506	-	120	1,503	2,626	4,129	(293)	2012	05/15/2012
Motion Picture and Video Industries	Ardmore	OK	(f)	1,302	3,095	-	-	1,302	3,095	4,397	(493)	2008	05/17/2012
Restaurants – Limited Service	Carrollton	GA	(f)	467	627	-	191	467	818	1,285	(114)	1980	05/18/2012
Restaurants – Limited Service	Cedartown	GA	(f)	319	502	-	140	319	642	961	(93)	1981	05/18/2012
Restaurants – Limited Service	College Park	GA	(f)	918	227	-	128	918	355	1,273	(42)	1973	05/18/2012
Restaurants – Limited Service	Dalton	GA	(f)	337	483	-	113	337	596	933	(90)	1980	05/18/2012
Restaurants – Limited Service	Decatur	GA	(f)	378	484	-	115	378	599	977	(130)	1981	05/18/2012
Restaurants – Limited Service	Lithonia	GA	(f)	469	706	-	158	469	864	1,333	(181)	1979	05/18/2012
Restaurants – Limited Service	Macon	GA	(f)	379	715	-	133	379	848	1,227	(183)	1975	05/18/2012
Restaurants – Limited Service	McDonough	GA	(f)	304	719	-	140	304	859	1,163	(131)	2001	05/18/2012
Restaurants – Limited Service	Riverdale	GA	(f)	241	873	-	400	241	1,273	1,514	(224)	1976	05/18/2012
Restaurants – Limited Service	Savannah	GA	(f)	422	946	-	400	422	1,346	1,768	(171)	1973	05/18/2012
Restaurants – Limited Service	Ooltewah	TN	(f)	458	687	-	-	458	687	1,145	(124)	1999	05/18/2012
Health Clubs	Kansas City	MO	(f)	1,259	895	28	1,510	1,287	2,405	3,692	(353)	2007	05/24/2012
Restaurants – Full Service	Franklin	NC	(f)	573	1,087	-	-	573	1,087	1,660	(219)	2008	05/24/2012
Restaurants – Full Service	Morganton	NC	(f)	1,125	708	-	-	1,125	708	1,833	(134)	2002	05/24/2012
Restaurants – Full Service	Rockingham	NC	(f)	1,111	870	-	-	1,111	870	1,981	(167)	2005	05/24/2012
Restaurants – Full Service	Aiken	SC	(f)	1,009	974	-	-	1,009	974	1,983	(194)	2006	05/24/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Rock Hill	SC	(f)	1,121	778	-	-	1,121	778	1,899	(147)	2004	05/24/2012
Child Day Care Services	Pearland	TX	(f)	1,345	6,258	608	2,526	1,953	8,784	10,737	(1,044)	2011	06/20/2012
Restaurants – Full Service	Aiken	SC	(f)	547	1,587	-	-	547	1,587	2,134	(241)	2009	06/21/2012
Health Clubs	Fairfield	CA	(f)	1,564	1,949	542	1,758	2,106	3,707	5,813	(521)	1978	06/27/2012
Restaurants – Limited Service	Altamonte Springs	FL	(f)	438	-	-	-	438	-	438	-	1978	06/27/2012
Restaurants – Limited Service	Apopka	FL	(f)	550	-	-	-	550	-	550	-	1988	06/27/2012
Restaurants – Limited Service	Fort Pierce	FL	(f)	153	-	-	-	153	-	153	-	1979	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	550	-	-	-	550	-	550	-	1986	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	234	-	-	-	234	-	234	-	1985	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	326	-	-	-	326	-	326	-	1981	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	275	-	-	-	275	-	275	-	1980	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	285	-	-	-	285	-	285	-	1982	06/27/2012
Restaurants – Limited Service	Kissimmee	FL	(f)	601	-	-	-	601	-	601	-	1981	06/27/2012
Restaurants – Limited Service	Lake City	FL	(f)	224	-	-	-	224	-	224	-	1978	06/27/2012
Restaurants – Limited Service	Merritt Island	FL	(f)	316	-	-	-	316	-	316	-	1983	06/27/2012
Restaurants – Limited Service	Orange Park	FL	(f)	326	-	-	-	326	-	326	-	1985	06/27/2012
Restaurants – Limited Service	Orlando	FL	(f)	285	-	-	-	285	-	285	-	1981	06/27/2012
Restaurants – Limited Service	Palatka	FL	(f)	1,110	-	-	-	1,110	-	1,110	-	1997	06/27/2012
Restaurants – Limited Service	Plant City	FL	(f)	621	-	-	-	621	-	621	-	1988	06/27/2012
Restaurants – Limited Service	Sanford	FL	(f)	408	-	-	-	408	-	408	-	1986	06/27/2012
Restaurants – Limited Service	Tallahassee	FL	(f)	306	-	-	-	306	-	306	-	1978	06/27/2012
Restaurants – Limited Service	Fairview Heights	IL	(f)	326	-	-	-	326	-	326	-	1986	06/27/2012
Child Day Care Services	South Elgin	IL	(f)	574	2,508	-	-	574	2,508	3,082	(334)	2009	06/27/2012
Restaurants – Limited Service	Monroe	LA	(f)	266	-	-	-	266	-	266	-	1998	06/27/2012
Restaurants – Limited Service	West Monroe	LA	(f)	511	-	-	-	511	-	511	-	2000	06/27/2012
Restaurants – Limited Service	Brookhaven	MS	(f)	337	-	-	-	337	-	337	-	1979	06/27/2012
Restaurants – Limited Service	Byram	MS	(f)	306	-	-	-	306	-	306	-	1993	06/27/2012
Restaurants – Limited Service	Canton	MS	(f)	133	-	-	-	133	-	133	-	1991	06/27/2012
Restaurants – Limited Service	Clarksdale	MS	(f)	276	-	-	-	276	-	276	-	1979	06/27/2012
Restaurants – Limited Service	Cleveland	MS	(f)	-	-	-	-	-	-	-	-	1991	06/27/2012
Restaurants – Limited Service	Clinton	MS	(f)	337	-	-	-	337	-	337	-	1994	06/27/2012
Restaurants – Limited Service	McComb	MS	(f)	337	-	-	-	337	-	337	-	1985	06/27/2012
Restaurants – Limited Service	Starkville	MS	(f)	184	-	-	-	184	-	184	-	1991	06/27/2012
Restaurants – Limited Service	Tupelo	MS	(f)	317	-	-	-	317	-	317	-	1990	06/27/2012
Child Day Care Services	Sicklerville	NJ	(f)	403	2,527	-	-	403	2,527	2,930	(327)	2008	06/27/2012
Child Day Care Services	Collegeville	PA	(f)	546	2,182	-	-	546	2,182	2,728	(289)	2008	06/27/2012
Child Day Care Services	Woodbridge	VA	(f)	777	2,204	219	-	996	2,204	3,200	(416)	2002	06/27/2012
Grocery Stores	Alabaster	AL		487	2,872	-	-	487	2,872	3,359	(481)	1985	06/29/2012
Grocery Stores	Atmore	AL		292	1,568	-	-	292	1,568	1,860	(259)	1990	06/29/2012
Grocery Stores	Brewton	AL		234	1,625	-	-	234	1,625	1,859	(269)	1990	06/29/2012
Grocery Stores	Enterprise	AL		744	2,045	-	-	744	2,045	2,789	(371)	1987	06/29/2012
Grocery Stores	Luverne	AL		234	1,425	-	-	234	1,425	1,659	(237)	1992	06/29/2012
Grocery Stores	Muscle Shoals	AL		521	2,089	-	-	521	2,089	2,610	(355)	1982	06/29/2012
Grocery Stores	Troy	AL		511	2,209	-	-	511	2,209	2,720	(391)	1984	06/29/2012
Grocery Stores	Albany	GA		628	2,571	-	-	628	2,571	3,199	(427)	1992	06/29/2012
Grocery Stores	Milledgeville	GA		652	2,317	-	-	652	2,317	2,969	(393)	1994	06/29/2012
Other Motor Vehicle Dealers	Oklahoma City	OK	(f)	5,451	3,275	438	1,227	5,889	4,502	10,391	(1,878)	1997	06/29/2012
Health Clubs	Visalia	CA		1,382	4,928	-	-	1,382	4,928	6,310	(867)	1975	07/06/2012
Restaurants – Full Service	Alpharetta	GA	(f)	866	3,520	-	-	866	3,520	4,386	(566)	2001	07/17/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Newnan	GA	(f)	1,114	1,847	-	73	1,114	1,920	3,034	(340)	2005	07/17/2012
Restaurants – Full Service	Peachtree City	GA	(f)	1,280	1,750	-	81	1,280	1,831	3,111	(357)	1999	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,325	1,954	-	38	1,325	1,992	3,317	(349)	2006	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,168	1,624	-	32	1,168	1,656	2,824	(310)	2005	07/17/2012
Restaurants – Limited Service	South St. Paul	MN	(f)	357	498	60	240	417	738	1,155	(200)	1987	07/19/2012
Elementary and Secondary Schools	Scottsdale	AZ	(f)	3,729	6,288	-	-	3,729	6,288	10,017	(1,025)	1991	07/25/2012
Home Furnishings Stores	Dayton	OH	(f)	369	1,318	-	-	369	1,318	1,687	(231)	1996	07/26/2012
Home Furnishings Stores	Fairborn	OH	(f)	418	872	-	-	418	872	1,290	(151)	2006	07/26/2012
Home Furnishings Stores	Heath	OH	(f)	818	1,171	-	-	818	1,171	1,989	(183)	2004	07/26/2012
Other Personal Services	Columbus	OH	(f)	853	1,655	-	-	853	1,655	2,508	(318)	2012	07/27/2012
Motion Picture and Video Industries	Corpus Christi	TX		5,954	9,373	-	-	5,954	9,373	15,327	(2,207)	1995	08/21/2012
Motion Picture and Video Industries	Forney	TX		2,740	2,904	-	-	2,740	2,904	5,644	(542)	2006	08/21/2012
Motion Picture and Video Industries	Fort Worth	TX	23,625	3,105	7,677	-	-	3,105	7,677	10,782	(1,382)	2010	08/21/2012
Motion Picture and Video Industries	Irving	TX		1,976	1,172	-	-	1,976	1,172	3,148	(278)	1995	08/21/2012
Motion Picture and Video Industries	Rio Grande City	TX		1,933	3,196	-	-	1,933	3,196	5,129	(587)	2008	08/21/2012
Restaurants – Limited Service	Hancock	MD	(f)	490	347	-	-	490	347	837	(81)	1987	08/29/2012
Restaurants – Limited Service	Chambersburg	PA	(f)	539	666	-	-	539	666	1,205	(130)	1989	08/29/2012
Restaurants – Limited Service	Greencastle	PA	(f)	767	638	-	-	767	638	1,405	(131)	1986	08/29/2012
Child Day Care Services	Gilbert	AZ		453	1,639	-	-	453	1,639	2,092	(207)	1996	08/30/2012
Child Day Care Services	Gilbert	AZ	5,900	393	1,699	-	-	393	1,699	2,092	(205)	2002	08/30/2012
Child Day Care Services	Phoenix	AZ		877	2,311	-	-	877	2,311	3,188	(329)	2003	08/30/2012
Child Day Care Services	Phoenix	AZ		595	2,094	-	-	595	2,094	2,689	(274)	2006	08/30/2012
Other Motor Vehicle Dealers	Garner	NC	(f)	2,163	342	1,602	2,002	3,765	2,344	6,109	(374)	1997	09/13/2012
Other Motor Vehicle Dealers	Hope Mills	NC	(f)	1,462	1,437	-	-	1,462	1,437	2,899	(340)	1993	09/13/2012
Motion Picture and Video Industries	Savoy	IL	(f)	2,764	3,552	212	5,788	2,976	9,340	12,316	(1,099)	1990	09/25/2012
Restaurants – Full Service	Lumberton	NC	(f)	676	451	-	-	676	451	1,127	(85)	1999	09/25/2012
Restaurants – Full Service	Morrisville	NC	(f)	891	235	-	-	891	235	1,126	(53)	1999	09/25/2012
Restaurants – Full Service	Roanoke Rapids	NC	(f)	464	471	-	-	464	471	935	(87)	1998	09/25/2012
Restaurants – Full Service	Rocky Mount	NC	(f)	593	403	-	-	593	403	996	(80)	1994	09/25/2012
Restaurants – Full Service	Smithfield	NC	(f)	702	384	-	-	702	384	1,086	(83)	1998	09/25/2012
Restaurants – Full Service	Wilson	NC	(f)	631	304	-	-	631	304	935	(63)	2001	09/25/2012
Restaurants – Full Service	Charleston	WV	(f)	496	399	-	-	496	399	895	(75)	2004	09/25/2012
Child Day Care Services	Columbus	OH	(f)	937	1,135	-	-	937	1,135	2,072	(199)	1992	09/28/2012
Furniture Stores	Fairfield	CA	5,827	2,618	2,633	-	-	2,618	2,633	5,251	(409)	2006	10/01/2012
Furniture Stores	Rohnert Park	CA		2,115	3,362	-	-	2,115	3,362	5,477	(515)	2006	10/01/2012
Child Day Care Services	Oak Creek	WI	(f)	781	1,657	-	-	781	1,657	2,438	(239)	2009	10/02/2012
Restaurants – Full Service	Auburn	IN	(f)	750	1,420	-	-	750	1,420	2,170	(265)	2000	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	946	1,335	-	-	946	1,335	2,281	(226)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	964	1,337	-	-	964	1,337	2,301	(223)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	1,239	1,614	-	-	1,239	1,614	2,853	(258)	2002	10/05/2012
Restaurants – Full Service	Goshen	IN	(f)	639	1,451	-	-	639	1,451	2,090	(264)	1999	10/05/2012
Restaurants – Full Service	Granger	IN	(f)	778	1,222	-	-	778	1,222	2,000	(217)	1995	10/05/2012
Restaurants – Full Service	Portage	IN	(f)	555	1,374	-	-	555	1,374	1,929	(243)	1999	10/05/2012
Restaurants – Full Service	Schererville	IN	(f)	543	1,356	-	-	543	1,356	1,899	(232)	1992	10/05/2012
Restaurants – Full Service	South Bend	IN	(f)	675	1,394	-	-	675	1,394	2,069	(246)	1999	10/05/2012
Restaurants – Full Service	Valparaiso	IN	(f)	507	1,502	-	-	507	1,502	2,009	(260)	1995	10/05/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Fremont	OH	(f)	728	1,443	-	-	728	1,443	2,171	(245)	2000	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	765	1,576	-	-	765	1,576	2,341	(260)	1996	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	755	1,536	-	-	755	1,536	2,291	(255)	2005	10/05/2012
Restaurants – Full Service	Maumee	OH	(f)	657	1,684	-	-	657	1,684	2,341	(279)	1995	10/05/2012
Restaurants – Full Service	Northwood	OH	(f)	615	1,716	-	-	615	1,716	2,331	(286)	2004	10/05/2012
Restaurants – Full Service	Toledo	OH	(f)	754	1,587	-	-	754	1,587	2,341	(276)	1995	10/05/2012
Child Day Care Services	Bradenton	FL	(f)	545	2,149	-	-	545	2,149	2,694	(365)	1982	10/19/2012
Restaurants – Full Service	Chicago	IL	(f)	504	3,959	-	-	504	3,959	4,463	(456)	1886	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	900	2,410	-	-	900	2,410	3,310	(374)	1923	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	810	5,559	-	-	810	5,559	6,369	(634)	2008	10/29/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	700	162	-	-	700	162	862	(41)	2005	11/09/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	742	212	-	-	742	212	954	(57)	2005	11/09/2012
Restaurants – Limited Service	Denham	LA	(f)	831	444	-	-	831	444	1,275	(116)	2001	11/09/2012
Restaurants – Limited Service	Donaldsonville	LA	(f)	327	562	-	-	327	562	889	(138)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	547	599	-	-	547	599	1,146	(134)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	617	419	-	-	617	419	1,036	(104)	1996	11/09/2012
Restaurants – Limited Service	Kentwood	LA	(f)	243	600	-	-	243	600	843	(111)	2006	11/09/2012
Restaurants – Limited Service	Larose	LA	(f)	418	756	-	-	418	756	1,174	(196)	1986	11/09/2012
Restaurants – Limited Service	Port Vincent	LA	(f)	692	207	-	-	692	207	899	(46)	2006	11/09/2012
Restaurants – Limited Service	Prairieville	LA	(f)	724	165	-	-	724	165	889	(62)	1995	11/09/2012
Restaurants – Limited Service	Walker	LA	(f)	508	776	-	-	508	776	1,284	(204)	2001	11/09/2012
Other Schools and Instruction	Denver	CO	7,114	5,201	8,925	-	-	5,201	8,925	14,126	(1,215)	1962	11/21/2012
Scientific Research and Development Services	Columbia	MO	10,931	807	13,794	-	620	807	14,414	15,221	(1,368)	2008	11/29/2012
Restaurants – Full Service	Orland Park	IL	(f)	1,267	4,320	-	-	1,267	4,320	5,587	(477)	2005	11/30/2012
Child Day Care Services	Cincinnati	OH	(f)	1,074	1,610	-	-	1,074	1,610	2,684	(268)	2001	12/10/2012
Child Day Care Services	Powell	OH	(f)	1,102	1,602	-	-	1,102	1,602	2,704	(266)	1998	12/10/2012
Child Day Care Services	Manassas	VA	(f)	938	2,580	-	-	938	2,580	3,518	(390)	2005	12/10/2012
Restaurants – Limited Service	Dalton	GA	(f)	418	1,133	-	-	418	1,133	1,551	(177)	1984	12/11/2012
Restaurants – Limited Service	Chattanooga	TN	(f)	426	984	-	-	426	984	1,410	(30156)	1984	12/11/2012
Restaurants – Limited Service	East Ridge	TN	(f)	481	807	-	-	481	807	1,288	(133)	1982	12/11/2012
Restaurants – Full Service	Abilene	TX	(f)	593	2,023	-	-	593	2,023	2,616	(337)	1961	12/11/2012
Health Clubs	Mesa	AZ	(f)	1,112	3,684	-	-	1,112	3,684	4,796	(438)	2003	12/20/2012
Health Clubs	Scottsdale	AZ	(f)	2,029	4,716	-	-	2,029	4,716	6,745	(598)	2003	12/20/2012
Restaurants – Full Service	Champaign	IL	(f)	931	854	-	-	931	854	1,785	(130)	2004	12/27/2012
Restaurants – Full Service	Decatur	IL	(f)	559	615	-	-	559	615	1,174	(102)	2005	12/27/2012
Restaurants – Full Service	Dekalb	IL	(f)	615	747	-	-	615	747	1,362	(142)	2000	12/27/2012
Restaurants – Full Service	Effingham	IL	(f)	514	717	-	-	514	717	1,231	(121)	2003	12/27/2012
Restaurants – Full Service	Morton	IL	(f)	554	856	-	-	554	856	1,410	(167)	1999	12/27/2012
Restaurants – Full Service	Rockford	IL	(f)	925	250	-	-	925	250	1,175	(49)	1999	12/27/2012
Restaurants – Full Service	Skokie	IL	(f)	737	1,189	-	-	737	1,189	1,926	(192)	2000	12/27/2012
Restaurants – Full Service	Clarksville	IN	(f)	814	1,369	-	-	814	1,369	2,183	(239)	1978	12/27/2012
Restaurants – Full Service	Merrillville	IN	(f)	981	1,795	-	-	981	1,795	2,776	(327)	1979	12/27/2012
Restaurants – Full Service	Emporia	KS	(f)	730	1,541	-	-	730	1,541	2,271	(320)	1998	12/27/2012
Restaurants – Full Service	Topeka	KS	(f)	783	2,054	-	-	783	2,054	2,837	(423)	1992	12/27/2012
Restaurants – Full Service	Florence	KY	(f)	1,161	1,290	-	-	1,161	1,290	2,451	(313)	2004	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,127	1,577	-	-	1,127	1,577	2,704	(304)	1973	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,122	1,415	-	-	1,122	1,415	2,537	(281)	1974	12/27/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Maryville	MO	(f)	682	1,727	-	-	682	1,727	2,409	(301)	2005	12/27/2012
Restaurants – Full Service	Columbus	NE	(f)	628	1,401	-	-	628	1,401	2,029	(198)	2002	12/27/2012
Restaurants – Full Service	Grand Island	NE	(f)	749	1,922	-	-	749	1,922	2,671	(272)	1999	12/27/2012
Restaurants – Full Service	Kearney	NE	(f)	718	2,236	-	-	718	2,236	2,954	(316)	2002	12/27/2012
Restaurants – Full Service	Lincoln	NE	(f)	672	1,539	-	-	672	1,539	2,211	(245)	1993	12/27/2012
Restaurants – Full Service	Lincoln	NE	(f)	726	1,775	-	-	726	1,775	2,501	(251)	1999	12/27/2012
Restaurants – Full Service	Dayton	OH	(f)	960	1,088	-	-	960	1,088	2,048	(281)	2003	12/27/2012
Restaurants – Full Service	Ada	OK	1,552	1,252	1,438	-	-	1,252	1,438	2,690	(224)	2006	12/27/2012
Restaurants – Full Service	Altus	OK	1,084	732	1,147	-	-	732	1,147	1,879	(182)	2005	12/27/2012
Restaurants – Full Service	Ardmore	OK	(f)	946	1,539	-	-	946	1,539	2,485	(262)	1998	12/27/2012
Restaurants – Full Service	Lawton	OK	1,258	923	1,258	-	-	923	1,258	2,181	(245)	1996	12/27/2012
Restaurants – Full Service	Goodlettsville	TN	(f)	969	1,616	-	-	969	1,616	2,585	(347)	1973	12/27/2012
Restaurants – Full Service	Memphis	TN	(f)	1,244	1,580	-	-	1,244	1,580	2,824	(329)	2002	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	979	1,319	-	-	979	1,319	2,298	(279)	1978	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	626	2,270	-	-	626	2,270	2,896	(329)	1910	12/27/2012
Restaurants – Full Service	Amarillo	TX	1,263	927	1,330	-	-	927	1,330	2,257	(255)	1995	12/27/2012
Restaurants – Full Service	Lubbock	TX	1,173	1,289	808	-	-	1,289	808	2,097	(157)	1994	12/27/2012
Restaurants – Full Service	Evansville	WY	(f)	932	1,569	-	-	932	1,569	2,501	(266)	1999	12/27/2012
Restaurants – Full Service	Gillette	WY	(f)	1,322	1,990	-	-	1,322	1,990	3,312	(338)	2001	12/27/2012
Restaurants – Full Service	Laramie	WY	(f)	923	1,081	-	-	923	1,081	2,004	(179)	1996	12/27/2012
Restaurants – Full Service	Omaha	NE	(f)	920	1,324	-	-	920	1,324	2,244	(224)	2005	12/28/2012
Restaurants – Full Service	Edmond	OK	(f)	371	294	-	-	371	294	665	(63)	1990	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	507	556	-	-	507	556	1,063	(134)	1999	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	186	390	-	-	186	390	576	(78)	1984	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	500	603	-	-	500	603	1,103	(133)	1968	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	398	427	-	-	398	427	825	(91)	1995	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	291	385	-	-	291	385	676	(86)	1997	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	271	404	-	-	271	404	675	(102)	2000	12/28/2012
Restaurants – Full Service	Yukon	OK	(f)	408	426	-	-	408	426	834	(107)	2002	12/28/2012
Restaurants – Full Service	Bartlett	TN	(f)	1,182	1,297	-	-	1,182	1,297	2,479	(242)	1998	12/28/2012
Restaurants – Limited Service	Huntingdon	TN	(f)	132	956	-	-	132	956	1,088	(90)	1989	12/28/2012
Restaurants – Limited Service	Paris	TN	(f)	383	686	-	-	383	686	1,069	(92)	1981	12/28/2012
Restaurants – Limited Service	Wise	VA	(f)	371	1,207	-	-	371	1,207	1,578	(123)	1983	12/28/2012
Other Motor Vehicle Dealers	Liberty Lake	WA	(f)	2,458	2,687	1,570	2,068	4,028	4,755	8,783	(663)	2006	12/28/2012
Restaurants – Limited Service	Welch	WV	(f)	542	997	-	-	542	997	1,539	(120)	1984	12/28/2012
Restaurants – Full Service	Jonesboro	GA	(f)	477	664	-	-	477	664	1,141	(125)	2000	12/31/2012
Restaurants – Full Service	Lawrenceville	GA	(f)	675	447	-	175	675	622	1,297	(85)	2000	12/31/2012
Restaurants – Limited Service	Altoona	IA	(f)	368	468	-	-	368	468	836	(72)	1995	12/31/2012
Restaurants – Limited Service	Ankeny	IA	(f)	423	474	-	-	423	474	897	(88)	1986	12/31/2012
Restaurants – Limited Service	Boone	IA	(f)	308	538	-	-	308	538	846	(77)	1974	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	419	901	-	-	419	901	1,320	(129)	2003	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	382	555	-	-	382	555	937	(98)	2008	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	250	536	-	-	250	536	786	(93)	1991	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	366	652	-	-	366	652	1,018	(96)	2010	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	490	628	-	-	490	628	1,118	(94)	1995	12/31/2012
Restaurants – Full Service	Fishers	IN	(f)	750	1,622	-	440	750	2,062	2,812	(295)	2004	01/03/2013
Restaurants – Full Service	Fishers	IN	(f)	730	1,181	8	-	738	1,181	1,919	(156)	2009	01/03/2013
Restaurants – Full Service	Greenwood	IN	(f)	1,418	1,194	-	164	1,418	1,358	2,776	(321)	2007	01/03/2013
Restaurants – Full Service	Lafayette	IN	(f)	679	1,953	198	388	877	2,341	3,218	(314)	2006	01/03/2013
Restaurants – Limited Service	Greenwood	IN	(f)	945	1,324	-	-	945	1,324	2,269	(251)	2001	01/10/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Plainfield	IN	(f)	853	1,120	-	-	853	1,120	1,973	(205)	1999	01/10/2013
Health Clubs	North Las Vegas	NV	(f)	1,609	6,621	-	-	1,609	6,621	8,230	(701)	2009	01/17/2013
Restaurants – Full Service	Peoria	AZ	(f)	510	1,630	-	-	510	1,630	2,140	(230)	2003	01/22/2013
Restaurants – Full Service	Fort Wayne	IN	(f)	843	1,017	-	-	843	1,017	1,860	(154)	1998	01/31/2013
Restaurants – Full Service	Lafayette	IN	(f)	782	1,812	-	-	782	1,812	2,594	(310)	1999	01/31/2013
Restaurants – Full Service	Wichita	KS	(f)	882	1,594	-	-	882	1,594	2,476	(204)	2006	01/31/2013
Restaurants – Limited Service	Nebraska City	NE	(f)	259	717	-	-	259	717	976	(130)	1989	01/31/2013
Electronics and Appliance Stores	Las Cruces	NM	(f)	1,350	4,043	-	-	1,350	4,043	5,393	(455)	1981	01/31/2013
Electronics and Appliance Stores	Houston	TX	(f)	1,538	4,829	61	483	1,599	5,312	6,911	(571)	2007	01/31/2013
Electronics and Appliance Stores	McAllen	TX	(f)	1,321	2,917	-	-	1,321	2,917	4,238	(334)	2006	01/31/2013
Electronics and Appliance Stores	Mesquite	TX	(f)	1,795	5,838	-	-	1,795	5,838	7,633	(610)	1973	01/31/2013
Restaurants – Full Service	Norcross	GA	(f)	499	190	2	31	501	221	722	(41)	1999	02/05/2013
Restaurants – Full Service	Norcross	GA	(f)	687	351	5	92	692	443	1,135	(81)	1996	02/05/2013
Restaurants – Full Service	Stockbridge	GA	(f)	704	1,274	6	104	710	1,378	2,088	(230)	1996	02/05/2013
Motion Picture and Video Industries	Lewisville	TX	(f)	1,330	3,294	-	-	1,330	3,294	4,624	(542)	1994	02/08/2013
Restaurants – Limited Service	Lehi	UT	(f)	682	1,441	-	305	682	1,746	2,428	(252)	2008	02/14/2013
Restaurants – Limited Service	Charlotte	NC	(f)	997	109	-	-	997	109	1,106	(30)	2005	02/27/2013
Restaurants – Limited Service	Charlotte	NC	(f)	978	128	-	-	978	128	1,106	(35)	2007	02/27/2013
Restaurants – Limited Service	Gastonia	NC	(f)	703	244	-	-	703	244	947	(62)	2004	02/27/2013
Restaurants – Limited Service	Indian Trail	NC	(f)	830	78	-	-	830	78	908	(22)	2003	02/27/2013
Restaurants – Limited Service	Lincolnton	NC	(f)	572	60	-	-	572	60	632	(15)	2005	02/27/2013
Restaurants – Limited Service	Mooresville	NC	(f)	874	34	-	-	874	34	908	(10)	2002	02/27/2013
Restaurants – Limited Service	Morganton	NC	(f)	703	28	-	-	703	28	731	(9)	2003	02/27/2013
Restaurants – Limited Service	Newton	NC	(f)	594	403	-	-	594	403	997	(113)	2002	02/27/2013
Restaurants – Limited Service	Shelby	NC	(f)	395	59	-	-	395	59	454	(19)	2004	02/27/2013
Home Furnishings Stores	Oklahoma City	OK	(f)	2,898	5,889	-	-	2,898	5,889	8,787	(946)	1995	03/15/2013
Home Furnishings Stores	Tulsa	OK	(f)	3,406	5,373	-	-	3,406	5,373	8,779	(931)	1996	03/15/2013
Health Clubs	Olathe	KS	(f)	1,624	-	-	-	1,624	-	1,624	-	2006	03/21/2013
Furniture Stores	Goodyear	AZ	(f)	2,112	4,111	-	-	2,112	4,111	6,223	(530)	2005	03/26/2013
Furniture Stores	Prescott	AZ	(f)	1,937	3,216	-	-	1,937	3,216	5,153	(398)	2007	03/26/2013
Foundries	Fayetteville	AR	(f)	968	2,227	-	-	968	2,227	3,195	(285)	2005	03/28/2013
Foundries	Harrison	AR	(f)	224	1,322	-	-	224	1,322	1,546	(190)	1998	03/28/2013
Foundries	Harrison	AR	(f)	920	2,378	-	-	920	2,378	3,298	(475)	1950	03/28/2013
Foundries	Harrison	AR	(f)	211	1,438	-	-	211	1,438	1,649	(200)	1988	03/28/2013
Restaurants – Limited Service	Ashland	KY	(f)	1,224	1,986	-	-	1,224	1,986	3,210	(326)	1996	03/28/2013
Foundries	Chelmsford	MA	(f)	542	571	-	-	542	571	1,113	(224)	1963	03/28/2013
Restaurants – Limited Service	Ironwood	MI	(f)	171	415	-	376	171	791	962	(61)	1999	03/28/2013
Restaurants – Limited Service	Ishpeming	MI	(f)	384	597	-	-	384	597	981	(88)	1999	03/28/2013
Foundries	Arden Hills	MN	(f)	1,176	1,359	-	-	1,176	1,359	2,535	(290)	1964	03/28/2013
Foundries	St. Charles	MO	(f)	989	825	163	1,069	1,152	1,894	3,046	(196)	1995	03/28/2013
Restaurants – Limited Service	Lillington	NC	(f)	188	377	-	-	188	377	565	(54)	1970	03/28/2013
Foundries	Dover	NH	(f)	1,126	1,688	-	-	1,126	1,688	2,814	(346)	1970	03/28/2013
Restaurants – Limited Service	Clayton	OH	(f)	704	769	-	-	704	769	1,473	(117)	2004	03/28/2013
Foundries	Loyalhanna	PA	(f)	237	1,928	650	-	887	1,928	2,815	(243)	1989	03/28/2013
Restaurants – Limited Service	Jefferson City	TN	(f)	450	440	-	-	450	440	890	(65)	1988	03/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Cleburne	TX	(f)	195	726	-	-	195	726	921	(107)	1977	03/28/2013
Restaurants – Limited Service	Houston	TX	(f)	912	913	-	-	912	913	1,825	(135)	1988	03/28/2013
Restaurants – Limited Service	Cross Lanes	WV	(f)	1,490	2,067	-	-	1,490	2,067	3,557	(368)	1999	03/28/2013
Restaurants – Limited Service	Huntington	WV	(f)	1,042	2,287	-	-	1,042	2,287	3,329	(376)	1997	03/28/2013
Restaurants – Limited Service	Parkersburg	WV	(f)	1,288	2,428	-	-	1,288	2,428	3,716	(397)	2004	03/28/2013
Colleges, Universities, and Professional Schools	San Marcos	CA	16,380	4,528	22,213	-	-	4,528	22,213	26,741	(1,883)	2008	03/29/2013
Other Personal Services	Wheat Ridge	CO	(f)	590	211	-	-	590	211	801	(47)	1953	03/29/2013
Other Personal Services	Avon	CT	(f)	747	215	-	-	747	215	962	(101)	1964	03/29/2013
Other Personal Services	Bethany	CT	(f)	257	435	-	-	257	435	692	(179)	1970	03/29/2013
Restaurants – Full Service	Snellville	GA	(f)	427	1,005	4	65	431	1,070	1,501	(170)	1985	03/29/2013
Restaurants – Full Service	Stone Mountain	GA	(f)	894	1,148	6	108	900	1,256	2,156	(201)	1984	03/29/2013
Other Personal Services	Prairie View	IL	(f)	780	2,415	-	-	780	2,415	3,195	(576)	1975	03/29/2013
Other Personal Services	Carmel	IN	(f)	299	783	-	-	299	783	1,082	(165)	1984	03/29/2013
Other Personal Services	Boxford	MA	(f)	1,185	829	-	-	1,185	829	2,014	(331)	1955	03/29/2013
Other Personal Services	Wakefield	MA	(f)	401	901	-	-	401	901	1,302	(172)	1965	03/29/2013
Other Personal Services	Clinton Township	MI	(f)	511	451	-	-	511	451	962	(115)	1977	03/29/2013
Other Personal Services	Cinnaminson	NJ	(f)	378	323	-	-	378	323	701	(71)	1949	03/29/2013
Other Personal Services	Windsor	NJ	(f)	691	170	-	-	691	170	861	(39)	1985	03/29/2013
Other Personal Services	Cincinnati	OH	(f)	605	276	-	-	605	276	881	(70)	1972	03/29/2013
Other Personal Services	Chadds Ford	PA	(f)	837	666	-	-	837	666	1,503	(137)	1979	03/29/2013
Other Personal Services	Houston	TX	(f)	237	1,015	-	-	237	1,015	1,252	(198)	1975	03/29/2013
Other Personal Services	Spring	TX	(f)	1,828	3,561	-	-	1,828	3,561	5,389	(606)	1973	03/29/2013
Automotive Parts, Accessories, and Tire Stores	La Salle	IL	(f)	1,620	8,166	-	-	1,620	8,166	9,786	(1,195)	1997	04/17/2013
Restaurants – Full Service	Amarillo	TX	(f)	840	1,954	-	-	840	1,954	2,794	(280)	2002	05/06/2013
Restaurants – Full Service	Lubbock	TX	(f)	766	1,657	-	-	766	1,657	2,423	(252)	2004	05/06/2013
Other Motor Vehicle Dealers	Byron	GA	2,663	1,726	3,656	932	-	2,658	3,656	6,314	(712)	2007	05/16/2013
Restaurants – Full Service	Clovis	NM	(f)	253	787	-	-	253	787	1,040	(128)	2013	05/28/2013
Restaurants – Full Service	Ruidoso	NM	(f)	518	346	72	528	590	874	1,464	(161)	1961	05/28/2013
Restaurants – Full Service	Tucumcari	NM	(f)	130	508	12	188	142	696	838	(135)	1985	05/28/2013
Restaurants – Full Service	Beeville	TX	(f)	189	449	14	411	203	860	1,063	(148)	1986	05/28/2013
Restaurants – Full Service	Corpus Christi	TX	(f)	473	470	-	225	473	695	1,168	(138)	2005	05/28/2013
Restaurants – Full Service	Fort Stockton	TX	(f)	344	657	-	12	344	669	1,013	(141)	1978	05/28/2013
Restaurants – Full Service	Lamesa	TX	(f)	220	447	13	562	233	1,009	1,242	(190)	1978	05/28/2013
Motor Vehicle and Motor Vehicle Parts and Supplies Merchant Wholesalers	Washington	PA	(f)	6,508	1,380	165	1,233	6,673	2,613	9,286	(946)	1975	05/31/2013
Restaurants – Full Service	Cincinnati	OH	(f)	1,334	1,669	-	-	1,334	1,669	3,003	(241)	2007	06/04/2013
Health Clubs	Auburn	AL	(f)	947	-	-	-	947	-	947	-	2007	06/14/2013
Department Stores	Cherokee Village	AR	(f)	498	790	-	-	498	790	1,288	(137)	2011	06/14/2013
Health Clubs	Columbus	GA	(f)	1,357	-	-	-	1,357	-	1,357	-	2006	06/14/2013
Department Stores	Marion	IL	(f)	614	668	-	-	614	668	1,282	(124)	2010	06/14/2013
Automobile Dealers	Michigan City	IN	(f)	132	-	-	-	132	-	132	-	2001	06/14/2013
Automobile Dealers	Portage	IN	(f)	614	-	-	-	614	-	614	-	1998	06/14/2013
Department Stores	Albany	KY	(f)	396	1,051	-	-	396	1,051	1,447	(177)	2010	06/14/2013
Department Stores	Cave City	KY	(f)	365	754	-	-	365	754	1,119	(137)	2010	06/14/2013
Department Stores	Hartford	KY	(f)	337	1,066	-	-	337	1,066	1,403	(174)	2012	06/14/2013
Department Stores	Gautier	MS	(f)	764	1,037	-	-	764	1,037	1,801	(173)	2011	06/14/2013
Department Stores	Leakesville	MS	(f)	361	915	-	-	361	915	1,276	(157)	2012	06/14/2013
Department Stores	Pascagoula	MS	(f)	646	995	-	-	646	995	1,641	(159)	2011	06/14/2013
Department Stores	Purvis	MS	(f)	417	901	-	-	417	901	1,318	(152)	2012	06/14/2013
Restaurants – Full Service	LaVale	MD	(f)	1,313	1,629	-	-	1,313	1,629	2,942	(235)	2005	06/27/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Columbus	OH	(f)	452	1,687	-	-	452	1,687	2,139	(199)	2006	06/27/2013
Child Day Care Services	Columbus	OH	(f)	253	943	-	-	253	943	1,196	(111)	2006	06/27/2013
Child Day Care Services	Delaware	OH	(f)	1,130	1,029	-	-	1,130	1,029	2,159	(136)	2005	06/27/2013
Child Day Care Services	Delaware	OH	(f)	647	590	-	-	647	590	1,237	(78)	2005	06/27/2013
Child Day Care Services	Dublin	OH	(f)	840	1,011	-	-	840	1,011	1,851	(168)	2003	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	278	852	-	-	278	852	1,130	(105)	2003	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	485	1,485	-	-	485	1,485	1,970	(184)	2003	06/27/2013
Child Day Care Services	Marysville	OH	(f)	237	949	-	-	237	949	1,186	(111)	2005	06/27/2013
Child Day Care Services	Marysville	OH	(f)	424	1,696	-	-	424	1,696	2,120	(198)	2005	06/27/2013
Child Day Care Services	Powell	OH	(f)	735	2,303	-	-	735	2,303	3,038	(284)	2004	06/27/2013
Child Day Care Services	Powell	OH	(f)	286	895	-	-	286	895	1,181	(110)	2004	06/27/2013
Child Day Care Services	Westerville	OH	(f)	315	918	-	-	315	918	1,233	(115)	2005	06/27/2013
Child Day Care Services	Westerville	OH	(f)	550	1,601	-	-	550	1,601	2,151	(200)	2005	06/27/2013
Restaurants – Full Service	Midlothian	VA	(f)	730	2,037	-	-	730	2,037	2,767	(270)	1992	06/27/2013
Restaurants – Full Service	Martinsburg	WV	(f)	1,115	1,267	-	-	1,115	1,267	2,382	(184)	1995	06/27/2013
Other Motor Vehicle Dealers	Holiday	FL	(f)	2,444	2,723	1,501	1,201	3,945	3,924	7,869	(468)	1974	06/28/2013
Other Motor Vehicle Dealers	Jacksonville	FL	(f)	1,758	2,450	460	1,375	2,218	3,825	6,043	(540)	2010	06/28/2013
Restaurants – Limited Service	Charlotte	NC	(f)	1,545	2,176	-	-	1,545	2,176	3,721	(341)	2009	06/28/2013
Child Day Care Services	Maineville	OH	(f)	685	1,575	-	-	685	1,575	2,260	(238)	2008	06/28/2013
Outpatient Care Centers	North Charleston	SC	(f)	410	2,356	-	-	410	2,356	2,766	(228)	2009	06/28/2013
Restaurants – Limited Service	Glen Allen	VA	(f)	2,184	-	-	-	2,184	-	2,184	-	1995	06/28/2013
Restaurants – Limited Service	North Chesterfield	VA	(f)	1,951	-	-	-	1,951	-	1,951	-	1993	06/28/2013
Restaurants – Full Service	Harker Heights	TX	(f)	860	149	577	1,811	1,437	1,960	3,397	(207)	2014	07/09/2013
Restaurants – Limited Service	Broken Arrow	OK	(f)	366	597	-	-	366	597	963	(76)	2007	07/12/2013
Restaurants – Limited Service	Moore	OK	(f)	179	744	-	-	179	744	923	(86)	2000	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	161	554	-	-	161	554	715	(83)	1978	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	400	473	-	-	400	473	873	(76)	1998	07/12/2013
Restaurants – Full Service	Chattanooga	TN	(f)	1,041	1,101	-	-	1,041	1,101	2,142	(163)	1994	07/17/2013
Restaurants – Full Service	Franklin	TN	(f)	1,641	1,358	-	-	1,641	1,358	2,999	(200)	1992	07/17/2013
Restaurants – Full Service	Hermitage	TN	(f)	1,292	1,228	-	-	1,292	1,228	2,520	(186)	1998	07/17/2013
Restaurants – Full Service	Knoxville	TN	(f)	1,072	1,169	-	-	1,072	1,169	2,241	(175)	1986	07/17/2013
Child Day Care Services	Conover	NC	(f)	250	644	-	-	250	644	894	(90)	1985	07/26/2013
Child Day Care Services	Conover	NC	(f)	257	780	-	-	257	780	1,037	(113)	1986	07/26/2013
Child Day Care Services	Dobson	NC	(f)	73	413	-	-	73	413	486	(60)	1996	07/26/2013
Child Day Care Services	Millers Creek	NC	(f)	219	321	-	-	219	321	540	(68)	1997	07/26/2013
Child Day Care Services	Wilson	NC	(f)	601	568	-	-	601	568	1,169	(83)	1987	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	708	328	-	-	708	328	1,036	(62)	1990	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	959	123	-	-	959	123	1,082	(28)	1992	07/26/2013
Restaurants – Limited Service	Montgomery	AL	(f)	1,615	1,444	-	-	1,615	1,444	3,059	(244)	2006	07/31/2013
Restaurants – Full Service	Champaign	IL	(f)	777	1,640	-	-	777	1,640	2,417	(256)	1984	07/31/2013
Restaurants – Full Service	Peoria	IL	(f)	1,122	1,304	-	-	1,122	1,304	2,426	(202)	2005	07/31/2013
Restaurants – Full Service	Rockford	IL	(f)	1,012	1,643	-	-	1,012	1,643	2,655	(214)	1992	07/31/2013
Restaurants – Limited Service	Gulfport	MS	(f)	2,288	1,674	-	-	2,288	1,674	3,962	(266)	2008	07/31/2013
Home Furnishings Stores	Centerville	OH	(f)	341	948	-	-	341	948	1,289	(132)	1994	08/08/2013
Restaurants – Full Service	Tempe	AZ	(f)	1,696	545	-	-	1,696	545	2,241	(221)	1988	08/13/2013
Motion Picture and Video Industries	Lubbock	TX	(f)	1,115	331	747	5,305	1,862	5,636	7,498	(508)	2014	08/16/2013
Plastics Product Manufacturing	Milesburg	PA	(f)	2,563	4,327	-	-	2,563	4,327	6,890	(1,053)	1970	08/23/2013
Commercial and Industrial Machinery and Equipment Rental and Leasing	Davie	FL	(f)	2,198	1,973	-	2,403	2,198	4,376	6,574	(213)	1996	08/28/2013
Commercial and Industrial Machinery and Equipment Rental and Leasing	Fort Myers	FL	(f)	1,384	4,797	-	-	1,384	4,797	6,181	(452)	2007	08/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tampa	FL	(f)	2,063	4,869	318	1,182	2,381	6,051	8,432	(684)	2000	08/28/2013
Furniture Stores	Huntsville	AL	(f)	1,812	4,314	-	-	1,812	4,314	6,126	(466)	1987	08/29/2013
Furniture Stores	Tuscaloosa	AL	(f)	1,273	3,856	-	-	1,273	3,856	5,129	(350)	2007	08/29/2013
Grocery Stores	Houghton	MI	(f)	1,009	1,955	-	-	1,009	1,955	2,964	(328)	1993	08/29/2013
Restaurants – Full Service	Tulsa	OK	(f)	3,210	3,773	20	826	3,230	4,599	7,829	(811)	1991	08/30/2013
Outpatient Care Centers	Charleston	SC	(f)	1,005	1,802	-	-	1,005	1,802	2,807	(177)	1968	08/30/2013
Restaurants – Limited Service	Athens	TN	(f)	318	-	-	-	318	-	318	-	2005	08/30/2013
Restaurants – Limited Service	Cleveland	TN	(f)	346	-	-	-	346	-	346	-	2001	08/30/2013
Restaurants – Limited Service	Dayton	TN	(f)	271	-	-	-	271	-	271	-	1997	08/30/2013
Restaurants – Limited Service	Kimball	TN	(f)	271	-	-	-	271	-	271	-	1987	08/30/2013
Restaurants – Limited Service	Madisonville	TN	(f)	243	-	-	-	243	-	243	-	2005	08/30/2013
Home Furnishings Stores	Fort Worth	TX	(f)	3,783	9,559	-	-	3,783	9,559	13,342	(971)	1998	08/30/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Flint	MI	(f)	919	6,382	-	-	919	6,382	7,301	(1,137)	1992	09/16/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Kentwood	MI	(f)	1,935	1,473	-	-	1,935	1,473	3,408	(236)	1995	09/16/2013
Restaurants – Limited Service	Moncks Corner	SC	(f)	145	768	-	-	145	768	913	(70)	1989	09/17/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Peoria	IL	(f)	850	2,768	-	-	850	2,768	3,618	(265)	2001	09/18/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Jackson	TN	(f)	3,437	4,634	-	-	3,437	4,634	8,071	(509)	2007	09/18/2013
Health Clubs	Weslaco	TX	(f)	1,565	224	354	3,020	1,919	3,244	5,163	(270)	2014	09/27/2013
Consumer Goods Rental	Bradenton	FL	(f)	365	524	-	-	365	524	889	(67)	1964	09/30/2013
Consumer Goods Rental	Dade City	FL	(f)	533	752	-	-	533	752	1,285	(104)	1995	09/30/2013
Consumer Goods Rental	Lake City	FL	(f)	192	465	-	-	192	465	657	(58)	1973	09/30/2013
Consumer Goods Rental	Plant City	FL	(f)	412	985	-	-	412	985	1,397	(130)	1979	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	752	4,014	-	-	752	4,014	4,766	(490)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	139	457	-	-	139	457	596	(57)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	347	380	-	-	347	380	727	(59)	1999	09/30/2013
Consumer Goods Rental	Adel	GA	(f)	102	544	-	-	102	544	646	(68)	1978	09/30/2013
Consumer Goods Rental	Moultrie	GA	(f)	142	1,072	-	-	142	1,072	1,214	(127)	1960	09/30/2013
Outpatient Care Centers	Ballwin	MO		233	1,297	-	-	233	1,297	1,530	(109)	2011	09/30/2013
Outpatient Care Centers	Ballwin	MO		610	3,390	-	-	610	3,390	4,000	(285)	2004	09/30/2013
Fiber, Yarn, and Thread Mills	Brownsville	TX	(f)	547	1,825	-	-	547	1,825	2,372	(253)	1997	10/08/2013
Consumer Goods Rental	Auburn	WA	(f)	236	835	-	-	236	835	1,071	(88)	1953	10/11/2013
Consumer Goods Rental	Centralia	WA	(f)	298	711	-	-	298	711	1,009	(100)	1975	10/11/2013
Consumer Goods Rental	Moses Lake	WA	(f)	451	569	-	-	451	569	1,020	(92)	1993	10/11/2013
Consumer Goods Rental	Wenatchee	WA	(f)	535	259	-	-	535	259	794	(36)	2005	10/11/2013
Restaurants – Full Service	Chicago	IL	(f)	353	3,103	-	-	353	3,103	3,456	(345)	1894	10/18/2013
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Cranberry Township	PA	(f)	1,220	3,513	-	-	1,220	3,513	4,733	(629)	1998	10/25/2013
Psychiatric and Substance Abuse Hospitals	Jacksonville	FL	(f)	1,372	6,666	3,579	18,675	4,951	25,341	30,292	(1,082)	1972	10/31/2013
Health Clubs	San Antonio	TX	(f)	3,403	2,796	-	-	3,403	2,796	6,199	(293)	2013	11/04/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Williams	IA	(f)	2,134	4,246	-	-	2,134	4,246	6,380	(691)	2013	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Melrose Park	IL	(f)	1,285	3,249	-	-	1,285	3,249	4,534	(407)	1966	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Northlake	IL	(f)	593	2,234	-	-	593	2,234	2,827	(265)	1964	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Northlake	IL	(f)	770	1,055	-	-	770	1,055	1,825	(162)	1958	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Rockford	IL	(f)	513	1,211	-	-	513	1,211	1,724	(150)	1977	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	South Bend	IN	(f)	359	1,464	-	-	359	1,464	1,823	(200)	1983	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Benton Harbor	MI	(f)	659	1,475	-	-	659	1,475	2,134	(226)	1957	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Coldwater	MI	(f)	757	2,484	-	-	757	2,484	3,241	(383)	1995	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	Kitchener	ON		1,440	3,296	-	-	1,440	3,296	4,736	(395)	1975	11/08/2013
Coating, Engraving, Heat Treating, and Allied Activities	St. Marys	PA	(f)	447	2,098	-	-	447	2,098	2,545	(260)	1987	11/08/2013
Furniture Stores	Southaven	MS	(f)	1,969	4,553	-	-	1,969	4,553	6,522	(407)	2007	11/12/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Furniture Stores	Chattanooga	TN	(f)	2,897	3,891	-	-	2,897	3,891	6,788	(448)	1996	11/12/2013
Furniture Stores	Jackson	TN	(f)	1,956	3,757	-	-	1,956	3,757	5,713	(407)	2004	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	871	6,889	-	-	871	6,889	7,760	(828)	1997	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	795	4,877	-	-	795	4,877	5,672	(864)	1968	11/12/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Fargo	ND	(f)	2,024	7,151	-	-	2,024	7,151	9,175	(765)	2004	11/14/2013
Sporting Goods, Hobby, and Musical Instrument Stores	College Station	TX	13,135	4,044	8,057	-	-	4,044	8,057	12,101	(764)	2007	11/14/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Lubbock	TX		3,264	6,622	-	-	3,264	6,622	9,886	(547)	2007	11/14/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Gadsden	AL	(f)	1,849	299	297	4,003	2,146	4,302	6,448	(340)	2014	11/15/2013
Other Personal Services	Charlotte	NC	(f)	681	2,905	-	-	681	2,905	3,586	(260)	2002	11/22/2013
Restaurants – Full Service	Alcoa	TN	(f)	572	1,295	-	-	572	1,295	1,867	(168)	1997	11/22/2013
Restaurants – Full Service	Knoxville	TN	(f)	861	2,073	-	-	861	2,073	2,934	(281)	1995	11/22/2013
Health Clubs	Humble	TX	(f)	1,209	2,816	-	-	1,209	2,816	4,025	(277)	2012	11/27/2013
Motion Picture and Video Industries	Spring Hill	TN		1,976	180	1,475	6,596	3,451	6,776	10,227	(424)	2015	12/12/2013
Motion Picture and Video Industries	Austin	TX	6,960	3,839	6,201	-	-	3,839	6,201	10,040	(522)	2012	12/12/2013
Restaurants – Full Service	Waco	TX	(f)	888	123	654	2,040	1,542	2,163	3,705	(236)	2014	12/12/2013
Lumber and Other Construction Materials Merchant Wholesalers	Conway	SC	(f)	1,727	3,668	-	-	1,727	3,668	5,395	(617)	2002	12/13/2013
Outpatient Care Centers	Chandler	AZ	(f)	577	1,405	-	-	577	1,405	1,982	(176)	2007	12/16/2013
Outpatient Care Centers	Gilbert	AZ	(f)	578	1,335	-	-	578	1,335	1,913	(173)	2004	12/16/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Cicero	NY	6,457	1,933	7,013	-	-	1,933	7,013	8,946	(677)	2004	12/19/2013
Health Clubs	Denver	CO	(f)	608	4,393	12	453	620	4,846	5,466	(567)	1997	12/30/2013
Restaurants – Limited Service	Evansville	IN	(f)	381	840	-	-	381	840	1,221	(113)	2005	12/30/2013
Psychiatric and Substance Abuse Hospitals	Knoxville	TN	(f)	223	1,508	-	-	223	1,508	1,731	(185)	1981	12/30/2013
Psychiatric and Substance Abuse Hospitals	Knoxville	TN	(f)	214	1,444	-	-	214	1,444	1,658	(177)	1973	12/30/2013
Psychiatric and Substance Abuse Hospitals	Knoxville	TN	(f)	72	485	-	-	72	485	557	(59)	1989	12/30/2013
Restaurants – Limited Service	Bristol	CT	(f)	473	501	-	-	473	501	974	(66)	1987	12/31/2013
Restaurants – Limited Service	East Hartford	CT	(f)	345	401	-	-	345	401	746	(55)	1917	12/31/2013
Restaurants – Limited Service	Hamden	CT	(f)	346	349	-	-	346	349	695	(52)	1985	12/31/2013
Restaurants – Limited Service	Hartford	CT	(f)	270	396	-	-	270	396	666	(42)	2009	12/31/2013
Restaurants – Limited Service	Manchester	CT	(f)	114	602	-	-	114	602	716	(71)	1953	12/31/2013
Restaurants – Limited Service	New Britain	CT	(f)	394	1,038	-	-	394	1,038	1,432	(126)	1988	12/31/2013
Restaurants – Limited Service	New Haven	CT	(f)	231	614	-	-	231	614	845	(71)	1982	12/31/2013
Restaurants – Limited Service	Southington	CT	(f)	678	376	-	-	678	376	1,054	(55)	2001	12/31/2013
Restaurants – Limited Service	Vernon	CT	(f)	255	629	-	-	255	629	884	(88)	1983	12/31/2013
Restaurants – Limited Service	West Hartford	CT	(f)	316	917	-	-	316	917	1,233	(109)	1998	12/31/2013
Restaurants – Limited Service	Gainesville	FL	(f)	220	376	-	-	220	376	596	(56)	1980	12/31/2013
Restaurants – Limited Service	Gainesville	FL	(f)	463	432	-	-	463	432	895	(79)	2001	12/31/2013
Restaurants – Limited Service	Middleburg	FL	(f)	502	432	-	-	502	432	934	(67)	2001	12/31/2013
Restaurants – Limited Service	Perry	FL	(f)	184	472	-	-	184	472	656	(66)	1979	12/31/2013
Restaurants – Limited Service	Starke	FL	(f)	365	232	-	-	365	232	597	(38)	1991	12/31/2013
Other Motor Vehicle Dealers	Lake Park	GA	(f)	2,108	2,897	-	-	2,108	2,897	5,005	(439)	2013	12/31/2013
Other Food Manufacturing	South Holland	IL	(f)	1,373	14,648	-	100	1,373	14,748	16,121	(1,534)	1991	12/31/2013
Restaurants – Full Service	Olathe	KS	(f)	787	2,119	-	-	787	2,119	2,906	(253)	2005	12/31/2013
Restaurants – Full Service	Springfield	MO	(f)	1,684	5,405	86	201	1,770	5,606	7,376	(652)	1977	12/31/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Semiconductor and Other Electronic Component Manufacturing	State College	PA	9,691	4,398	11,502	-	-	4,398	11,502	15,900	(2,079)	1960	12/31/2013
Elementary and Secondary Schools	Arlington	TX	(f)	744	5,783	-	-	744	5,783	6,527	(489)	1945	12/31/2013
Child Day Care Services	Houston	TX	(f)	706	2,798	-	-	706	2,798	3,504	(241)	2003	12/31/2013
Motion Picture and Video Industries	Keller	TX		1,532	1,720	1,691	5,759	3,223	7,479	10,702	(649)	2014	12/31/2013
Restaurants – Limited Service	Buckeye	AZ	(f)	731	724	-	-	731	724	1,455	(174)	1999	01/03/2014
Restaurants – Limited Service	Bullhead City	AZ	(f)	461	282	-	-	461	282	743	(63)	2002	01/03/2014
Restaurants – Limited Service	Cottonwood	AZ	(f)	503	611	-	-	503	611	1,114	(106)	1996	01/03/2014
Restaurants – Limited Service	Golden Valley	AZ	(f)	316	206	-	-	316	206	522	(49)	1998	01/03/2014
Restaurants – Limited Service	Prescott	AZ	(f)	640	635	-	-	640	635	1,275	(136)	1993	01/03/2014
Restaurants – Limited Service	Show Low	AZ	(f)	603	882	-	-	603	882	1,485	(147)	2006	01/03/2014
Child Day Care Services	Alexandria	KY	(f)	317	852	-	-	317	852	1,169	(100)	1997	01/03/2014
Child Day Care Services	Covington	KY	(f)	240	989	-	-	240	989	1,229	(100)	1990	01/03/2014
Child Day Care Services	Crescent Springs	KY	(f)	205	692	-	-	205	692	897	(88)	1990	01/03/2014
Child Day Care Services	Crestview Hills	KY	(f)	566	1,862	-	-	566	1,862	2,428	(185)	2007	01/03/2014
Child Day Care Services	Erlanger	KY	(f)	295	1,277	-	-	295	1,277	1,572	(144)	2000	01/03/2014
Child Day Care Services	Florence	KY	(f)	418	1,426	-	-	418	1,426	1,844	(164)	1992	01/03/2014
Child Day Care Services	Florence	KY	(f)	289	699	-	-	289	699	988	(95)	1988	01/03/2014
Child Day Care Services	Hebron	KY	(f)	350	1,555	-	-	350	1,555	1,905	(177)	1997	01/03/2014
Child Day Care Services	Independence	KY	(f)	440	1,142	-	-	440	1,142	1,582	(154)	2000	01/03/2014
Child Day Care Services	Taylor Mill	KY	(f)	658	752	-	-	658	752	1,410	(108)	1995	01/03/2014
Child Day Care Services	Walton	KY	(f)	269	1,253	-	-	269	1,253	1,522	(135)	1998	01/03/2014
Other Food Manufacturing	Mason City	IA	(f)	401	8,703	-	-	401	8,703	9,104	(679)	2003	01/10/2014
Gambling Industries	Cripple Creek	CO		702	16,128	-	-	702	16,128	16,830	(1,208)	2008	01/17/2014
Gambling Industries	Cripple Creek	CO		212	588	-	-	212	588	800	(95)	1993	01/17/2014
Gambling Industries	Cripple Creek	CO		105	-	534	972	639	972	1,611	(40)	2016	01/17/2014
Child Day Care Services	Jamestown	NC	(f)	477	730	-	-	477	730	1,207	(121)	1989	01/24/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Montrose	CO	(f)	291	5,521	-	-	291	5,521	5,812	(571)	1995	01/31/2014
Health Clubs	Louisville	KY	(f)	2,493	6,029	-	-	2,493	6,029	8,522	(707)	1972	01/31/2014
Health Clubs	Lexington	KY		1,164	8,000	-	-	1,164	8,000	9,164	(649)	2004	01/31/2014
Health Clubs	Lexington	KY	15,159	1,251	6,619	-	-	1,251	6,619	7,870	(536)	2005	01/31/2014
Health Clubs	Antioch	TN		1,400	5,388	-	-	1,400	5,388	6,788	(500)	2002	01/31/2014
Child Day Care Services	Fayetteville	AR	(f)	465	1,866	-	-	465	1,866	2,331	(178)	2012	02/14/2014
Restaurants – Full Service	Eagan	MN	(f)	1,405	2,162	-	-	1,405	2,162	3,567	(200)	1996	02/19/2014
Restaurants – Full Service	Maplewood	MN	(f)	915	1,848	-	-	915	1,848	2,763	(173)	2000	02/19/2014
Restaurants – Full Service	Naperville	IL	(f)	2,000	489	501	1,564	2,501	2,053	4,554	(204)	2014	03/06/2014
Colleges, Universities, and Professional Schools	Columbia	SC		562	11,878	-	810	562	12,688	13,250	(1,204)	1995	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		638	5,017	-	-	638	5,017	5,655	(484)	2010	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		244	-	766	3,351	1,010	3,351	4,361	(247)	2015	03/10/2014
Child Day Care Services	Alpharetta	GA	(f)	920	1,591	-	-	920	1,591	2,511	(135)	2007	03/11/2014
Child Day Care Services	Cumming	GA	(f)	826	3,449	-	-	826	3,449	4,275	(273)	2006	03/11/2014
Health Clubs	Vestavia Hills	AL		1,299	6,199	-	-	1,299	6,199	7,498	(496)	2007	03/20/2014
Restaurants – Full Service	Athens	GA	(f)	731	1,065	-	-	731	1,065	1,796	(122)	2007	03/21/2014
Restaurants – Full Service	Winder	GA	(f)	752	1,045	-	-	752	1,045	1,797	(87)	2005	03/21/2014
Junior Colleges	Overland Park	KS		4,181	8,942	-	-	4,181	8,942	13,123	(647)	2012	03/21/2014
Restaurants – Full Service	Lenoir	NC	(f)	975	1,065	-	-	975	1,065	2,040	(90)	2008	03/21/2014
Restaurants – Full Service	Anderson	SC	(f)	900	825	-	-	900	825	1,725	(103)	2006	03/21/2014
Restaurants – Full Service	Camden	SC	(f)	765	1,275	-	-	765	1,275	2,040	(122)	2006	03/21/2014
Restaurants – Full Service	Cheraw	SC	(f)	626	947	-	-	626	947	1,573	(89)	2007	03/21/2014
Restaurants – Full Service	Clinton	SC	(f)	697	1,515	-	-	697	1,515	2,212	(139)	2006	03/21/2014
Restaurants – Full Service	Greenwood	SC	(f)	808	1,181	-	-	808	1,181	1,989	(147)	1995	03/21/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Bristol	TN	(f)	776	1,020	-	-	776	1,020	1,796	(124)	2005	03/21/2014
Restaurants – Full Service	Kingsport	TN	(f)	814	1,053	-	-	814	1,053	1,867	(123)	2006	03/21/2014
Restaurants – Full Service	Dublin	VA	(f)	947	971	-	-	947	971	1,918	(101)	2008	03/21/2014
Restaurants – Limited Service	Jacksonville	FL	(f)	494	-	-	-	494	-	494	-	1997	03/27/2014
Restaurants – Limited Service	Miami	FL	(f)	1,210	-	-	-	1,210	-	1,210	-	1981	03/27/2014
Restaurants – Limited Service	Orlando	FL	(f)	625	-	-	-	625	-	625	-	1997	03/27/2014
Restaurants – Limited Service	Tampa	FL	(f)	474	-	-	-	474	-	474	-	1999	03/27/2014
Restaurants – Limited Service	Warner Robins	GA	(f)	373	-	-	-	373	-	373	-	1996	03/27/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Irving	TX	(f)	1,375	4,661	-	-	1,375	4,661	6,036	(384)	1982	03/27/2014
Family Entertainment Centers	Tempe	AZ	(f)	3,288	6,268	-	-	3,288	6,268	9,556	(612)	2013	03/28/2014
Restaurants – Limited Service	Los Fresnos	TX	(f)	250	772	14	86	264	858	1,122	(103)	2014	03/28/2014
Health Clubs	Antioch	CA	(f)	836	2,724	-	-	836	2,724	3,560	(263)	1989	03/31/2014
Health Clubs	Monterey	CA	(f)	868	2,694	-	-	868	2,694	3,562	(290)	1978	03/31/2014
Offices of Physicians	Boynton Beach	FL	(f)	301	4,727	-	-	301	4,727	5,028	(523)	2005	03/31/2014
Offices of Physicians	Jupiter	FL	(f)	158	4,457	-	-	158	4,457	4,615	(369)	2011	03/31/2014
Offices of Physicians	Wellington	FL	(f)	860	4,652	-	-	860	4,652	5,512	(438)	2009	03/31/2014
Converted Paper Product Manufacturing	Hattiesburg	MS	(f)	2,727	4,045	-	-	2,727	4,045	6,772	(431)	1982	03/31/2014
Motor Vehicle Parts Manufacturing	Miami	OK		90	1,157	731	1,928	821	3,085	3,906	(371)	1971	03/31/2014
Child Day Care Services	Fort Mill	SC	(f)	707	3,271	-	-	707	3,271	3,978	(288)	2007	03/31/2014
Other Wood Product Manufacturing	Elgin	IL	(f)	1,374	714	-	-	1,374	714	2,088	(71)	1996	04/09/2014
Other Miscellaneous Manufacturing	Bozeman	MT	(f)	2,127	348	-	-	2,127	348	2,475	(71)	1977	04/09/2014
Other Miscellaneous Manufacturing	Nashville	TN	(f)	4,264	4,273	-	-	4,264	4,273	8,537	(654)	1975	04/09/2014
Offices of Physicians	Fort Pierce	FL	(f)	806	2,953	-	-	806	2,953	3,759	(406)	2007	04/10/2014
Offices of Physicians	Palm Beach Gardens	FL	(f)	43	1,337	-	-	43	1,337	1,380	(122)	2005	04/10/2014
Offices of Physicians	Palm Beach Gardens	FL	(f)	32	1,288	-	-	32	1,288	1,320	(131)	2005	04/10/2014
Offices of Physicians	Vero Beach	FL	(f)	233	2,529	-	-	233	2,529	2,762	(316)	2009	04/10/2014
Offices of Physicians	Wellington	FL	(f)	272	1,421	-	-	272	1,421	1,693	(82)	2008	04/10/2014
Health Clubs	Phoenix	AZ	(f)	-	-	1,411	4,841	1,411	4,841	6,252	(372)	2014	04/16/2014
Junior Colleges	Youngstown	OH	(f)	471	5,075	-	1,126	471	6,201	6,672	(456)	1974	04/16/2014
Health Clubs	Live Oak	TX		1,266	4,022	-	-	1,266	4,022	5,288	(306)	2004	04/17/2014
Junior Colleges	Middletown	OH	(f)	404	5,441	-	371	404	5,812	6,216	(523)	1969	04/23/2014
Child Day Care Services	Gastonia	NC	(f)	184	1,212	-	-	184	1,212	1,396	(121)	2003	04/25/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Rapid City	SD	(f)	812	1,211	-	494	812	1,705	2,517	(158)	1992	04/30/2014
Offices of Physicians	Jupiter	FL	(f)	742	5,525	-	-	742	5,525	6,267	(454)	2007	05/02/2014
Home Furnishings Stores	Columbus	OH	(f)	753	1,047	-	-	753	1,047	1,800	(96)	2014	05/07/2014
Forging and Stamping	Pharr	TX	(f)	1,343	1,863	-	-	1,343	1,863	3,206	(196)	1999	05/07/2014
Forging and Stamping	Clearwater	FL	(f)	1,529	6,239	-	-	1,529	6,239	7,768	(622)	1994	05/15/2014
Restaurants – Full Service	Schaumburg	IL	(f)	2,063	-	1,056	1,623	3,119	1,623	4,742	(203)	2015	05/15/2014
Child Day Care Services	Cincinnati	OH	(f)	537	1,766	-	-	537	1,766	2,303	(138)	2004	05/15/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Lake Worth	TX		2,009	-	1,295	4,642	3,304	4,642	7,946	(387)	2014	05/21/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Tucson	AZ	(f)	1,107	932	-	-	1,107	932	2,039	(135)	1980	05/22/2014
Consumer Goods Rental	Florence	AL		492	634	-	-	492	634	1,126	(55)	2004	05/23/2014
Other Professional, Scientific, and Technical Services	Scottsdale	AZ	(f)	821	1,285	-	-	821	1,285	2,106	(126)	2006	05/23/2014
Bakeries and Tortilla Manufacturing	West Monroe	LA	(f)	902	3,827	-	-	902	3,827	4,729	(454)	2004	05/23/2014
Consumer Goods Rental	Lenoir	NC		548	578	-	-	548	578	1,126	(47)	2005	05/23/2014
Other Professional, Scientific, and Technical Services	Waxhaw	NC	(f)	570	934	-	-	570	934	1,504	(106)	1968	05/23/2014
Consumer Goods Rental	Lynchburg	VA	(f)	259	865	-	-	259	865	1,124	(61)	1961	05/23/2014
Grocery Stores	Lodi	CA		1,431	7,215	-	-	1,431	7,215	8,646	(545)	2004	05/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Henderson	CO	(f)	1,283	1,448	103	1,035	1,386	2,483	3,869	(247)	1980	05/30/2014
Motion Picture and Video Industries	Flower Mound	TX		1,860	442	927	7,468	2,787	7,910	10,697	(411)	2015	05/30/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other General Purpose Machinery Manufacturing	Saltillo	MS		605	15,409	-	-	605	15,409	16,014	(1,391)	1974	06/05/2014
Restaurants – Full Service	Shawnee	OK	(f)	192	1,016	-	-	192	1,016	1,208	(83)	1982	06/06/2014
Restaurants – Full Service	San Antonio	TX	(f)	1,578	1,632	-	-	1,578	1,632	3,210	(127)	2008	06/06/2014
Forging and Stamping	Wickliffe	OH	(f)	617	2,725	-	-	617	2,725	3,342	(371)	1958	06/12/2014
Other Support Services	Mills River	NC		1,027	2,862	1,119	1,255	2,146	4,117	6,263	(490)	2001	06/16/2014
Child Day Care Services	Columbus	GA	(f)	377	1,007	-	-	377	1,007	1,384	(82)	2014	06/19/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		2,680	24,103	-	-	2,680	24,103	26,783	(1,615)	1998	06/20/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		225	2,681	-	-	225	2,681	2,906	(233)	1993	06/20/2014
Support Activities for Air Transportation	East Alton	IL	(f)	1,710	7,126	-	-	1,710	7,126	8,836	(663)	1988	06/20/2014
Medical Equipment and Supplies Manufacturing	North Attleboro	MA		1,541	8,900	-	-	1,541	8,900	10,441	(633)	1981	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Indian Trail	NC	(f)	526	311	-	-	526	311	837	(41)	1968	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Amarillo	TX	(f)	269	457	-	-	269	457	726	(31)	1954	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Humble	TX	(f)	269	467	-	-	269	467	736	(47)	1982	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Milwaukee	WI	(f)	515	3,318	-	-	515	3,318	3,833	(305)	1968	06/20/2014
Restaurants – Full Service	Calumet City	IL	(f)	521	983	-	-	521	983	1,504	(102)	1983	06/23/2014
Restaurants – Full Service	Lansing	IL	(f)	406	877	74	-	480	877	1,357	(129)	1973	06/23/2014
Outpatient Care Centers	Ballwin	MO		696	1,814	-	-	696	1,814	2,510	(174)	1977	06/23/2014
Iron and Steel Mills and Ferroalloy Manufacturing	Peachtree Corners	GA	(f)	400	3,768	-	-	400	3,768	4,168	(492)	1986	06/24/2014
Restaurants – Full Service	Rockford	IL	(f)	239	409	-	-	239	409	648	(67)	1993	06/24/2014
Restaurants – Full Service	Beloit	WI	(f)	218	528	-	-	218	528	746	(82)	1983	06/24/2014
Restaurants – Full Service	Mauston	WI	(f)	226	432	-	-	226	432	658	(70)	2000	06/24/2014
Restaurants – Full Service	Monroe	WI	(f)	344	711	-	-	344	711	1,055	(91)	1977	06/24/2014
Other Personal Services	Lexington	KY	(f)	943	1,967	-	-	943	1,967	2,910	(155)	2005	06/25/2014
Electrical Equipment Manufacturing	Chattanooga	TN	(f)	1,419	5,648	-	-	1,419	5,648	7,067	(526)	1960	06/25/2014
Warehousing and Storage	Perth Amboy	NJ	21,125	6,396	23,189	-	-	6,396	23,189	29,585	(2,139)	1955	06/26/2014
Child Day Care Services	Anderson Township	OH	(f)	273	830	-	-	273	830	1,103	(91)	1995	06/26/2014
Child Day Care Services	Forney	TX	(f)	511	2,785	-	-	511	2,785	3,296	(182)	2004	06/26/2014
Health Clubs	Oakdale	CA	(f)	1,073	4,560	-	-	1,073	4,560	5,633	(437)	1973	06/27/2014
Other Professional, Scientific, and Technical Services	Orlando	FL	(f)	461	385	-	-	461	385	846	(43)	1998	06/27/2014
Restaurants – Limited Service	Saint Martinville	LA	(f)	264	921	-	-	264	921	1,185	(129)	1987	06/27/2014
Health Clubs	Chanhassen	MN	(f)	511	2,168	-	-	511	2,168	2,679	(152)	1999	06/27/2014
Health Clubs	Maple Grove	MN	(f)	1,372	1,386	-	-	1,372	1,386	2,758	(217)	2001	06/27/2014
Health Clubs	Chapel Hill	NC	(f)	1,198	1,926	-	106	1,198	2,032	3,230	(223)	2005	06/30/2014
Health Clubs	Hanahan	SC	(f)	412	722	-	29	412	751	1,163	(76)	2008	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,615	1,943	-	196	1,615	2,139	3,754	(157)	1985	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,427	3,281	-	109	1,427	3,390	4,817	(229)	2004	06/30/2014
Health Clubs	North Charleston	SC	(f)	1,618	800	-	327	1,618	1,127	2,745	(98)	1986	06/30/2014
Child Day Care Services	Colorado Springs	CO	(f)	855	1,851	-	25	855	1,876	2,731	(133)	2008	07/24/2014
Child Day Care Services	Loveland	CO	(f)	629	1,005	-	26	629	1,031	1,660	(97)	2003	07/24/2014
Child Day Care Services	Cartersville	GA	(f)	343	601	-	46	343	647	990	(61)	1997	07/24/2014
Child Day Care Services	Kennesaw	GA	(f)	557	714	-	71	557	785	1,342	(69)	1997	07/24/2014
Child Day Care Services	Norcross	GA	(f)	487	521	-	11	487	532	1,019	(50)	1988	07/24/2014
Child Day Care Services	Stockbridge	GA	(f)	426	891	-	87	426	978	1,404	(85)	1997	07/24/2014
Child Day Care Services	Tucker	GA	(f)	450	585	-	68	450	653	1,103	(57)	1994	07/24/2014
Child Day Care Services	Woodstock	GA	(f)	537	299	-	83	537	382	919	(32)	1992	07/24/2014
Child Day Care Services	Charlotte	NC	(f)	625	783	-	29	625	812	1,437	(80)	2001	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	325	193	-	100	325	293	618	(24)	1983	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	628	244	-	182	628	426	1,054	(28)	1968	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	330	360	-	174	330	534	864	(36)	1970	07/24/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Greensboro	NC	(f)	500	300	-	91	500	391	891	(33)	1978	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	544	173	-	108	544	281	825	(23)	1981	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	519	362	-	108	519	470	989	(46)	1969	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	364	517	-	221	364	738	1,102	(54)	1983	07/24/2014
Child Day Care Services	Aiken	SC	(f)	164	508	-	166	164	674	838	(51)	1985	07/24/2014
Child Day Care Services	Aiken	SC	(f)	281	563	-	47	281	610	891	(61)	1992	07/24/2014
Child Day Care Services	Duncan	SC	(f)	428	326	-	105	428	431	859	(54)	1997	07/24/2014
Child Day Care Services	Florence	SC	(f)	147	489	-	73	147	562	709	(47)	1983	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	317	183	-	54	317	237	554	(23)	1978	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	367	396	-	35	367	431	798	(45)	1984	07/24/2014
Child Day Care Services	Greer	SC	(f)	125	633	-	63	125	696	821	(70)	2002	07/24/2014
Child Day Care Services	Mauldin	SC	(f)	296	231	-	128	296	359	655	(27)	1981	07/24/2014
Child Day Care Services	North Augusta	SC	(f)	257	561	-	89	257	650	907	(57)	1983	07/24/2014
Child Day Care Services	North Charleston	SC	(f)	272	300	-	78	272	378	650	(34)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	334	293	-	16	334	309	643	(35)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	185	560	-	144	185	704	889	(52)	1973	07/24/2014
Child Day Care Services	Summerville	SC	(f)	678	185	-	147	678	332	1,010	(26)	1984	07/24/2014
Child Day Care Services	Frisco	TX	(f)	509	1,253	-	50	509	1,303	1,812	(86)	1996	07/24/2014
Child Day Care Services	Little Elm	TX	(f)	454	1,018	-	163	454	1,181	1,635	(91)	1989	07/24/2014
Restaurants – Limited Service	Torrington	CT	(f)	401	495	-	-	401	495	896	(54)	1993	07/29/2014
Restaurants – Limited Service	Wethersfield	CT	(f)	427	628	-	-	427	628	1,055	(63)	2008	07/29/2014
Boiler, Tank, and Shipping Container Manufacturing	Anderson	SC	(f)	369	1,015	-	-	369	1,015	1,384	(101)	1994	07/29/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Rothschild	WI	(f)	2,440	10,171	-	-	2,440	10,171	12,611	(749)	2003	07/29/2014
Drugs and Druggists' Sundries Merchant Wholesalers	Knoxville	TN	(f)	1,421	7,109	-	-	1,421	7,109	8,530	(610)	1983	07/30/2014
Electronics and Appliance Stores	Phoenix	AZ	(f)	3,480	3,209	-	-	3,480	3,209	6,689	(251)	1988	07/31/2014
Electronics and Appliance Stores	Colorado Springs	CO	(f)	2,223	4,197	-	-	2,223	4,197	6,420	(307)	1995	07/31/2014
Motion Picture and Video Industries	Berlin	CT	(f)	2,937	6,719	-	-	2,937	6,719	9,656	(748)	1990	07/31/2014
Lessors of Real Estate	Sugar Hill	GA	(f)	1,658	4,507	-	-	1,658	4,507	6,165	(459)	2013	07/31/2014
Motion Picture and Video Industries	Springfield	MO	(f)	2,299	7,487	-	-	2,299	7,487	9,786	(520)	1990	07/31/2014
Motion Picture and Video Industries	Ridgefield Park	NJ	(f)	44	10,848	-	-	44	10,848	10,892	(881)	1991	07/31/2014
Motion Picture and Video Industries	Boerne	TX	(f)	4,186	3,413	-	-	4,186	3,413	7,599	(458)	2013	07/31/2014
Lessors of Real Estate	Corinth	TX	(f)	2,517	4,173	-	-	2,517	4,173	6,690	(416)	2009	07/31/2014
Lessors of Real Estate	Houston	TX	(f)	2,650	3,644	-	-	2,650	3,644	6,294	(381)	2005	07/31/2014
Electronics and Appliance Stores	Lubbock	TX	(f)	2,220	4,148	-	-	2,220	4,148	6,368	(320)	2014	07/31/2014
Child Day Care Services	Monroe	NC	(f)	753	1,560	-	-	753	1,560	2,313	(138)	2000	08/08/2014
Furniture Stores	Portland	OR	(f)	1,693	1,769	-	1,554	1,693	3,323	5,016	(211)	1997	08/08/2014
Child Day Care Services	McDonough	GA	(f)	310	812	-	-	310	812	1,122	(71)	1999	08/11/2014
Other Professional, Scientific, and Technical Services	Tucson	AZ	(f)	1,200	5,810	-	-	1,200	5,810	7,010	(392)	2004	08/21/2014
Other Professional, Scientific, and Technical Services	Baltimore	MD	(f)	1,235	1,347	-	-	1,235	1,347	2,582	(163)	1950	08/28/2014
Furniture Stores	Memphis	TN	(f)	1,367	3,771	-	-	1,367	3,771	5,138	(249)	2005	09/02/2014
Child Day Care Services	Huntersville	NC	(f)	1,118	1,719	-	-	1,118	1,719	2,837	(115)	2006	09/05/2014
Consumer Goods Rental	Immokalee	FL	(f)	548	686	-	-	548	686	1,234	(47)	1999	09/09/2014
Consumer Goods Rental	Lewiston	ID	(f)	390	996	-	-	390	996	1,386	(99)	2008	09/10/2014
Consumer Goods Rental	Hardin	MT	(f)	45	513	-	-	45	513	558	(60)	1920	09/10/2014
Consumer Goods Rental	Moses Lake	WA	(f)	459	1,034	-	-	459	1,034	1,493	(104)	2009	09/10/2014
Consumer Goods Rental	Casper	WY	(f)	506	846	-	-	506	846	1,352	(86)	2009	09/10/2014
Restaurants – Full Service	Chicago	IL	(f)	25	2,769	-	-	25	2,769	2,794	(215)	1926	09/15/2014
Consumer Goods Rental	Puyallup	WA	(f)	743	392	-	-	743	392	1,135	(59)	1982	09/16/2014
Other Professional, Scientific, and Technical Services	Albany	GA	(f)	176	438	-	-	176	438	614	(42)	1974	09/17/2014
Health Clubs	Southaven	MS	(f)	2,264	3,039	-	-	2,264	3,039	5,303	(317)	1999	09/18/2014
Motion Picture and Video Industries	Parker	CO	3,586	1,773	4,252	-	-	1,773	4,252	6,025	(373)	2002	09/23/2014
Restaurants – Full Service	Morristown	TN	(f)	552	958	-	-	552	958	1,510	(94)	1987	09/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Ambulatory Health Care Services	Birmingham	AL		316	1,628	-	-	316	1,628	1,944	(101)	2008	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		357	3,099	-	-	357	3,099	3,456	(189)	1982	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		283	1,510	-	-	283	1,510	1,793	(126)	1985	09/24/2014
Other Ambulatory Health Care Services	Council Bluffs	IA		946	2,010	-	-	946	2,010	2,956	(151)	2009	09/24/2014
Other Ambulatory Health Care Services	Rexburg	ID		139	1,204	-	-	139	1,204	1,343	(92)	1976	09/24/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Forest Lake	MN	(f)	5,403	7,570	-	-	5,403	7,570	12,973	(620)	2003	09/24/2014
Other Ambulatory Health Care Services	Cleveland	OH		274	1,990	-	-	274	1,990	2,264	(137)	2009	09/24/2014
Other Ambulatory Health Care Services	Fort Worth	TX		1,584	2,053	-	-	1,584	2,053	3,637	(137)	2009	09/24/2014
Other Ambulatory Health Care Services	Salt Lake City	UT		543	649	-	-	543	649	1,192	(55)	1972	09/24/2014
Restaurants – Full Service	Bangor	ME	(f)	506	547	-	-	506	547	1,053	(53)	2006	09/29/2014
Restaurants – Full Service	Ellsworth	ME	(f)	249	552	-	-	249	552	801	(71)	1979	09/29/2014
Restaurants – Full Service	Farmington	ME	(f)	365	648	-	-	365	648	1,013	(65)	1993	09/29/2014
Restaurants – Full Service	Presque Isle	ME	(f)	172	416	-	-	172	416	588	(59)	1980	09/29/2014
Restaurants – Full Service	Concord	NH	(f)	563	359	-	-	563	359	922	(52)	1973	09/29/2014
Restaurants – Full Service	Dover	NH	(f)	832	678	-	-	832	678	1,510	(89)	1979	09/29/2014
Restaurants – Full Service	Littleton	NH	(f)	418	362	-	-	418	362	780	(50)	1981	09/29/2014
Restaurants – Full Service	Nashua	NH	(f)	508	668	-	-	508	668	1,176	(62)	2006	09/29/2014
Restaurants – Full Service	Galloway	NJ	(f)	819	498	-	-	819	498	1,317	(67)	1991	09/29/2014
Restaurants – Full Service	Bennington	VT	(f)	480	482	-	-	480	482	962	(66)	1998	09/29/2014
Restaurants – Full Service	Rutland	VT	(f)	475	346	-	-	475	346	821	(46)	1983	09/29/2014
Restaurants – Full Service	Eden Prairie	MN	(f)	1,252	2,873	-	-	1,252	2,873	4,125	(185)	1994	09/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Watertown	SD	(f)	2,425	7,933	-	-	2,425	7,933	10,358	(734)	2014	09/30/2014
Building Material and Supplies Dealers	Columbus	OH	(f)	1,475	3,704	-	-	1,475	3,704	5,179	(533)	1994	10/03/2014
Junior Colleges	Warren	OH	(f)	195	340	-	943	195	1,283	1,478	(80)	1968	10/03/2014
Outpatient Care Centers	Bentonville	AR	(f)	872	664	-	-	872	664	1,536	(90)	2014	10/22/2014
Health Clubs	Carmichael	CA	(f)	1,301	3,840	-	-	1,301	3,840	5,141	(320)	1977	10/31/2014
Restaurants – Full Service	Indianapolis	IN		468	1,570	-	-	468	1,570	2,038	(127)	1985	10/31/2014
Used Merchandise Stores	Shawnee	OK		624	1,294	-	-	624	1,294	1,918	(102)	2011	11/12/2014
Motion Picture and Video Industries	La Vista	NE		807	251	504	7,175	1,311	7,426	8,737	(256)	2015	11/14/2014
Child Day Care Services	Collierville	TN	(f)	544	1,986	-	-	544	1,986	2,530	(157)	1999	11/14/2014
Child Day Care Services	Collierville	TN	(f)	579	1,316	-	-	579	1,316	1,895	(90)	2009	11/14/2014
Furniture Stores	Wichita Falls	TX		1,198	5,038	-	240	1,198	5,278	6,476	(306)	2006	11/19/2014
Outpatient Care Centers	Battle Creek	MI	(f)	593	777	-	-	593	777	1,370	(57)	2014	11/20/2014
Child Day Care Services	Stockbridge	GA	(f)	206	315	80	269	286	584	870	(32)	2006	11/21/2014
Paint, Coating, and Adhesive Manufacturing	Grove City	OH		605	1,002	-	154	605	1,156	1,761	(85)	1979	11/25/2014
Paint, Coating, and Adhesive Manufacturing	Fort Worth	TX		451	2,513	-	-	451	2,513	2,964	(183)	1967	11/25/2014
Restaurants – Full Service	Chicago	IL	(f)	666	2,275	-	-	666	2,275	2,941	(124)	1898	11/26/2014
Restaurants – Full Service	Chicago	IL	(f)	1,130	3,699	-	-	1,130	3,699	4,829	(196)	1908	11/26/2014
Restaurants – Full Service	Chicago	IL	(f)	1,697	3,360	-	-	1,697	3,360	5,057	(184)	1892	11/26/2014
Motor Vehicle and Motor Vehicle Parts and Supplies Merchant Wholesalers	Mechanicsburg	PA	(f)	9,019	1,771	-	-	9,019	1,771	10,790	(463)	1980	12/05/2014
Restaurants – Limited Service	Bessemer	AL		517	830	-	-	517	830	1,347	(71)	1994	12/10/2014
Restaurants – Limited Service	Birmingham	AL		701	706	-	-	701	706	1,407	(64)	1991	12/10/2014
Restaurants – Limited Service	Birmingham	AL		726	752	-	-	726	752	1,478	(68)	2002	12/10/2014
Restaurants – Limited Service	Birmingham	AL		566	841	-	-	566	841	1,407	(73)	1995	12/10/2014
Restaurants – Limited Service	Decatur	AL		235	1,012	-	-	235	1,012	1,247	(82)	1996	12/10/2014
Restaurants – Limited Service	Fairfield	AL		583	765	-	-	583	765	1,348	(66)	1995	12/10/2014
Restaurants – Limited Service	Forestdale	AL		559	769	-	-	559	769	1,328	(66)	1991	12/10/2014
Restaurants – Limited Service	Gardendale	AL		915	492	-	-	915	492	1,407	(49)	1988	12/10/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Hueytown	AL		886	282	-	-	886	282	1,168	(42)	1988	12/10/2014
Restaurants – Limited Service	Huntsville	AL		368	910	-	-	368	910	1,278	(74)	1976	12/10/2014
Restaurants – Limited Service	Huntsville	AL		404	873	-	-	404	873	1,277	(75)	2004	12/10/2014
Restaurants – Limited Service	Madison	AL		511	756	-	-	511	756	1,267	(69)	1986	12/10/2014
Restaurants – Limited Service	Madison	AL		468	1,009	-	-	468	1,009	1,477	(91)	1999	12/10/2014
Restaurants – Limited Service	Meridianville	AL		598	1,358	-	-	598	1,358	1,956	(113)	2001	12/10/2014
Outpatient Care Centers	San Tan Valley	AZ		539	294	500	779	1,039	1,073	2,112	(90)	2015	12/11/2014
Child Day Care Services	Huntsville	AL	(f)	298	1,188	-	-	298	1,188	1,486	(93)	1994	12/12/2014
Child Day Care Services	Huntsville	AL	(f)	694	1,181	-	-	694	1,181	1,875	(91)	2003	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	543	893	-	-	543	893	1,436	(83)	2014	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	594	1,276	-	-	594	1,276	1,870	(103)	2014	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		147	252	-	-	147	252	399	(19)	2003	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		139	280	-	-	139	280	419	(25)	1975	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		107	351	-	-	107	351	458	(25)	1987	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		165	194	-	-	165	194	359	(19)	1980	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		194	255	-	-	194	255	449	(28)	1982	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		183	256	-	-	183	256	439	(28)	1981	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		269	180	-	-	269	180	449	(29)	1977	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		162	197	-	-	162	197	359	(22)	1983	12/12/2014
Psychiatric and Substance Abuse Hospitals	Las Vegas	NV		1,408	2,891	-	-	1,408	2,891	4,299	(233)	1990	12/12/2014
Restaurants – Limited Service	Boise	ID		670	-	-	-	670	-	670	-	2000	12/15/2014
Restaurants – Limited Service	Boise	ID		610	-	-	-	610	-	610	-	2003	12/15/2014
Restaurants – Limited Service	Emmett	ID		350	-	-	-	350	-	350	-	2006	12/15/2014
Restaurants – Limited Service	Garden City	ID		410	-	-	-	410	-	410	-	2005	12/15/2014
Restaurants – Limited Service	Meridian	ID		490	-	-	-	490	-	490	-	2003	12/15/2014
Restaurants – Limited Service	Nampa	ID		480	-	-	-	480	-	480	-	2006	12/15/2014
Restaurants – Limited Service	Nampa	ID		410	-	-	-	410	-	410	-	2006	12/15/2014
Restaurants – Full Service	Chicago	IL	(f)	2,298	2,425	-	-	2,298	2,425	4,723	(131)	1911	12/15/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		655	5,499	-	-	655	5,499	6,154	(379)	1999	12/16/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		300	1,831	-	-	300	1,831	2,131	(131)	1989	12/16/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		195	1,406	-	-	195	1,406	1,601	(102)	1986	12/16/2014
Health and Personal Care Stores	Elizabethtown	NY		89	2,305	-	-	89	2,305	2,394	(155)	1972	12/16/2014
Health and Personal Care Stores	Syracuse	NY		357	1,610	-	-	357	1,610	1,967	(115)	1986	12/16/2014
Foundation, Structure, and Building Exterior Contractors	Chandler	AZ		1,884	6,218	-	-	1,884	6,218	8,102	(315)	2010	12/17/2014
Outpatient Care Centers	Jackson	MI	(f)	490	1,290	-	-	490	1,290	1,780	(83)	2014	12/18/2014
Restaurants – Full Service	Woodbury	MN	(f)	2,758	2,275	-	-	2,758	2,275	5,033	(142)	2008	12/18/2014
Restaurants – Full Service	Portage	IN		1,406	2,351	-	-	1,406	2,351	3,757	(146)	2007	12/19/2014
Motion Picture and Video Industries	Nicholasville	KY		4,506	3,506	428	4,112	4,934	7,618	12,552	(350)	2005	12/19/2014
Restaurants – Full Service	Bakersfield	CA	(f)	923	3,686	-	-	923	3,686	4,609	(275)	1986	12/22/2014
Restaurants – Full Service	Albemarle	NC	(f)	419	482	-	-	419	482	901	(52)	1998	12/22/2014
Restaurants – Full Service	Kernersville	NC	(f)	281	430	-	-	281	430	711	(43)	1995	12/22/2014
Restaurants – Full Service	Lenoir	NC	(f)	537	454	-	-	537	454	991	(55)	1997	12/22/2014
Restaurants – Full Service	Mt. Airy	NC	(f)	331	450	-	-	331	450	781	(51)	1996	12/22/2014
Restaurants – Full Service	Sanford	NC	(f)	323	479	-	-	323	479	802	(52)	1997	12/22/2014
Grocery Stores	Hot Springs Village	AR		362	1,299	-	190	362	1,489	1,851	(133)	1991	12/23/2014
Grocery Stores	Redfield	AR		415	334	-	60	415	394	809	(59)	1999	12/23/2014
Child Day Care Services	Bremen	GA	(f)	550	488	-	-	550	488	1,038	(46)	2005	12/23/2014
Child Day Care Services	McDonough	GA	(f)	1,826	748	5	160	1,831	908	2,739	(67)	2006	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	665	792	-	-	665	792	1,457	(60)	2004	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	855	783	40	210	895	993	1,888	(64)	1999	12/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Elkin	NC	(f)	278	768	-	-	278	768	1,046	(77)	1995	12/23/2014
Child Day Care Services	Greensboro	NC	(f)	725	421	-	-	725	421	1,146	(39)	1994	12/23/2014
Child Day Care Services	High Point	NC	(f)	462	733	-	-	462	733	1,195	(65)	1996	12/23/2014
Child Day Care Services	King	NC	(f)	313	882	-	-	313	882	1,195	(69)	2008	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	176	820	-	-	176	820	996	(68)	1999	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	260	737	-	-	260	737	997	(58)	2006	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	207	739	-	-	207	739	946	(60)	1995	12/23/2014
Other Miscellaneous Manufacturing	Utica	NY	(f)	102	988	-	-	102	988	1,090	(69)	1965	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	North Canton	OH	(f)	1,574	6,043	-	-	1,574	6,043	7,617	(468)	1989	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Springfield	OH	(f)	1,983	2,437	-	-	1,983	2,437	4,420	(202)	1984	12/23/2014
Other Miscellaneous Manufacturing	Warrensville Heights	OH	(f)	842	767	-	-	842	767	1,609	(60)	1982	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Monroeville	PA	(f)	1,621	6,552	-	-	1,621	6,552	8,173	(527)	1977	12/23/2014
Other Miscellaneous Manufacturing	Cookeville	TN	(f)	797	3,689	-	-	797	3,689	4,486	(257)	1973	12/23/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Paris	IL	(f)	2,022	4,907	-	-	2,022	4,907	6,929	(546)	1993	12/29/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Hazle Township	PA	(f)	1,400	6,260	-	-	1,400	6,260	7,660	(666)	1998	12/29/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Manchester	PA	(f)	1,489	5,911	-	-	1,489	5,911	7,400	(412)	1985	12/29/2014
Colleges, Universities, and Professional Schools	Austin	TX		1,721	7,175	-	-	1,721	7,175	8,896	(370)	2012	12/29/2014
Freight Transportation Arrangement	Cartersville	GA		1,119	6,093	-	-	1,119	6,093	7,212	(467)	2000	12/31/2014
Other Professional, Scientific, and Technical Services	Elmwood Park	IL	(f)	258	1,027	-	-	258	1,027	1,285	(105)	1960	12/31/2014
Freight Transportation Arrangement	Spartanburg	SC		1,698	8,619	-	-	1,698	8,619	10,317	(647)	1997	12/31/2014
Restaurants – Full Service	Anderson	SC	(f)	1,161	1,134	-	-	1,161	1,134	2,295	(94)	1997	01/05/2015
Health Clubs	Eden Prairie	MN	(f)	1,466	3,073	-	-	1,466	3,073	4,539	(341)	1974	01/09/2015
Health Clubs	Danvers	MA	(f)	1,588	3,552	-	-	1,588	3,552	5,140	(376)	1974	01/14/2015
Family Entertainment Centers	San Diego	CA		351	10,144	-	-	351	10,144	10,495	(710)	2001	01/15/2015
Child Day Care Services	Wentzville	MO	(f)	740	2,229	-	-	740	2,229	2,969	(126)	2006	01/23/2015
Child Day Care Services	Cedar Park	TX		1,482	3,346	-	-	1,482	3,346	4,828	(212)	2010	01/30/2015
Other Wood Product Manufacturing	Janesville	WI		814	3,800	-	265	814	4,065	4,879	(277)	1988	01/30/2015
Restaurants – Limited Service	Demopolis	AL	(f)	312	549	-	-	312	549	861	(53)	1994	02/06/2015
Restaurants – Limited Service	Huntsville	AL	(f)	384	725	-	-	384	725	1,109	(63)	1992	02/06/2015
Restaurants – Limited Service	Talladaga	AL	(f)	352	469	-	-	352	469	821	(48)	1982	02/06/2015
Restaurants – Limited Service	Benton	AR	(f)	410	411	-	-	410	411	821	(41)	1982	02/06/2015
Restaurants – Limited Service	Jacksonville	AR	(f)	316	347	-	-	316	347	663	(35)	1981	02/06/2015
Restaurants – Limited Service	Little Rock	AR	(f)	389	512	-	-	389	512	901	(45)	1977	02/06/2015
Restaurants – Limited Service	Searcy	AR	(f)	327	484	-	-	327	484	811	(47)	1983	02/06/2015
Restaurants – Limited Service	DeLand	FL	(f)	525	365	-	-	525	365	890	(59)	1986	02/06/2015
Restaurants – Limited Service	Jacksonville	FL	(f)	526	374	-	-	526	374	900	(64)	1983	02/06/2015
Restaurants – Limited Service	Atlanta	GA	(f)	383	923	-	-	383	923	1,306	(64)	1982	02/06/2015
Restaurants – Limited Service	Cartersville	GA	(f)	361	1,064	-	-	361	1,064	1,425	(83)	1986	02/06/2015
Restaurants – Limited Service	College Park	GA	(f)	254	488	-	-	254	488	742	(36)	1988	02/06/2015
Restaurants – Limited Service	Columbus	GA	(f)	428	314	-	-	428	314	742	(25)	1985	02/06/2015
Restaurants – Limited Service	Hinesville	GA	(f)	209	741	-	-	209	741	950	(65)	1990	02/06/2015
Restaurants – Limited Service	Marietta	GA	(f)	234	567	-	-	234	567	801	(37)	1985	02/06/2015
Restaurants – Limited Service	Tucker	GA	(f)	367	247	-	-	367	247	614	(27)	1976	02/06/2015
Restaurants – Limited Service	Waycross	GA	(f)	154	538	-	-	154	538	692	(49)	1991	02/06/2015
Restaurants – Limited Service	Edwardsville	IL	(f)	446	355	-	-	446	355	801	(36)	1986	02/06/2015
Restaurants – Limited Service	Clarksville	IN	(f)	286	763	-	-	286	763	1,049	(60)	1977	02/06/2015
Restaurants – Limited Service	Vincennes	IN	(f)	323	429	-	-	323	429	752	(54)	1978	02/06/2015
Restaurants – Limited Service	Bowling Green	KY	(f)	355	368	-	-	355	368	723	(32)	1978	02/06/2015
Restaurants – Limited Service	St. Ann	MO	(f)	367	583	-	-	367	583	950	(43)	1982	02/06/2015
Restaurants – Limited Service	St. Louis	MO	(f)	365	793	-	-	365	793	1,158	(57)	1983	02/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Columbus	MS	(f)	409	422	-	-	409	422	831	(44)	1982	02/06/2015
Restaurants – Limited Service	Greenville	NC	(f)	280	403	-	-	280	403	683	(27)	1986	02/06/2015
Restaurants – Limited Service	Columbus	OH	(f)	342	291	-	-	342	291	633	(33)	1987	02/06/2015
Restaurants – Limited Service	Huber Heights	OH	(f)	358	295	-	-	358	295	653	(34)	1986	02/06/2015
Restaurants – Limited Service	Portsmouth	OH	(f)	279	354	-	-	279	354	633	(30)	1986	02/06/2015
Restaurants – Limited Service	Cayce	SC	(f)	560	795	-	-	560	795	1,355	(91)	1980	02/06/2015
Restaurants – Limited Service	North Charleston	SC	(f)	388	434	-	-	388	434	822	(55)	1985	02/06/2015
Restaurants – Limited Service	Chattanooga	TN	(f)	305	417	-	-	305	417	722	(38)	1981	02/06/2015
Restaurants – Limited Service	Dickson	TN	(f)	424	951	-	119	424	1,070	1,494	(87)	1981	02/06/2015
Restaurants – Limited Service	Rockwood	TN	(f)	296	367	-	-	296	367	663	(32)	1992	02/06/2015
Restaurants – Limited Service	Beckley	WV	(f)	303	588	-	-	303	588	891	(54)	1982	02/06/2015
Health Clubs	Glendale	AZ	(f)	1,298	168	1,052	5,046	2,350	5,214	7,564	(234)	2015	02/13/2015
Restaurants – Limited Service	Bristol	TN	(f)	223	709	-	-	223	709	932	(52)	2001	02/13/2015
Restaurants – Limited Service	Elizabethton	TN	(f)	269	537	-	-	269	537	806	(40)	2004	02/13/2015
Restaurants – Limited Service	Kingsport	TN	(f)	69	902	-	-	69	902	971	(66)	2000	02/13/2015
Restaurants – Limited Service	Norton	VA	(f)	167	542	-	-	167	542	709	(39)	1979	02/13/2015
Restaurants – Full Service	Opelika	AL		627	-	-	-	627	-	627	-	2008	02/17/2015
Restaurants – Limited Service	Burton	MI	(f)	177	304	-	-	177	304	481	(30)	2003	02/18/2015
Restaurants – Limited Service	Burton	MI	(f)	563	995	-	-	563	995	1,558	(86)	1980	02/18/2015
Restaurants – Limited Service	Detroit	MI	(f)	392	243	-	-	392	243	635	(24)	2011	02/18/2015
Restaurants – Limited Service	Fenton	MI	(f)	403	453	-	-	403	453	856	(56)	1980	02/18/2015
Restaurants – Limited Service	Ferndale	MI	(f)	428	447	-	-	428	447	875	(37)	1983	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	659	745	-	-	659	745	1,404	(88)	1974	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	481	471	-	-	481	471	952	(61)	1976	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	140	225	-	-	140	225	365	(23)	2011	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	164	259	-	-	164	259	423	(31)	1987	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	190	406	-	-	190	406	596	(43)	1929	02/18/2015
Restaurants – Limited Service	Grand Blanc	MI	(f)	260	384	-	-	260	384	644	(35)	2011	02/18/2015
Restaurants – Limited Service	Ortonville	MI	(f)	231	384	-	-	231	384	615	(37)	2011	02/18/2015
Health Clubs	South Lake Tahoe	CA	(f)	683	1,696	359	-	1,042	1,696	2,738	(127)	1981	02/19/2015
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		302	1,121	-	-	302	1,121	1,423	(111)	1989	02/19/2015
Colleges, Universities, and Professional Schools	Blairsville	PA		1,245	7,284	-	-	1,245	7,284	8,529	(608)	2003	02/25/2015
Outpatient Care Centers	Allen	TX		742	4,837	-	-	742	4,837	5,579	(204)	2013	02/25/2015
Outpatient Care Centers	Frisco	TX		598	3,938	-	-	598	3,938	4,536	(169)	2008	02/25/2015
Foundries	Maple Lake	MN	(f)	352	1,210	-	6,767	352	7,977	8,329	(119)	1987	03/05/2015
Health Clubs	Bloomingdale	IL		605	1,550	273	152	878	1,702	2,580	(107)	1986	03/06/2015
Other Ambulatory Health Care Services	Cedar City	UT		392	-	403	3,869	795	3,869	4,664	(142)	2016	03/06/2015
Motion Picture and Video Industries	Tulare	CA		573	10,253	-	1,218	573	11,471	12,044	(508)	2004	03/11/2015
Furniture Stores	Lexington	KY	(f)	2,241	3,745	-	-	2,241	3,745	5,986	(262)	2008	03/11/2015
Furniture Stores	Cookeville	TN	(f)	1,013	1,980	-	-	1,013	1,980	2,993	(133)	2004	03/11/2015
Restaurants – Limited Service	Flint	MI	(f)	161	538	-	-	161	538	699	(58)	1979	03/12/2015
Restaurants – Limited Service	Grand Blanc	MI	(f)	635	478	-	-	635	478	1,113	(59)	1998	03/12/2015
Restaurants – Limited Service	Mt. Morris	MI	(f)	77	317	-	-	77	317	394	(33)	1995	03/12/2015
Automotive Repair and Maintenance	Bentonville	AR	(f)	865	2,240	-	-	865	2,240	3,105	(178)	2009	03/16/2015
Automotive Repair and Maintenance	Fayetteville	AR	(f)	1,056	1,014	-	-	1,056	1,014	2,070	(84)	2005	03/16/2015
Automotive Repair and Maintenance	Little Rock	AR	(f)	852	1,007	-	-	852	1,007	1,859	(87)	2011	03/16/2015
Automotive Repair and Maintenance	North Little Rock	AR	(f)	707	1,222	-	-	707	1,222	1,929	(101)	2009	03/16/2015
Automotive Repair and Maintenance	Rogers	AR	(f)	1,307	1,988	-	-	1,307	1,988	3,295	(170)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	544	1,194	-	-	544	1,194	1,738	(104)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	731	2,866	-	-	731	2,866	3,597	(217)	2006	03/16/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Shreveport	LA	(f)	479	1,340	-	-	479	1,340	1,819	(107)	2011	03/16/2015
Automotive Repair and Maintenance	Lapeer	MI	(f)	76	174	8	44	84	218	302	(14)	1986	03/16/2015
Automotive Repair and Maintenance	Royal Oak	MI	(f)	296	136	20	71	316	207	523	(15)	1987	03/16/2015
Automotive Repair and Maintenance	Sterling Heights	MI	(f)	275	114	21	61	296	175	471	(16)	1960	03/16/2015
Automotive Repair and Maintenance	Olive Branch	MS	(f)	546	781	-	-	546	781	1,327	(65)	2009	03/16/2015
Automotive Repair and Maintenance	Broken Arrow	OK	(f)	326	910	-	-	326	910	1,236	(76)	2011	03/16/2015
Automotive Repair and Maintenance	Norman	OK	(f)	937	1,243	-	-	937	1,243	2,180	(96)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	1,187	1,174	-	-	1,187	1,174	2,361	(109)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	757	1,172	-	-	757	1,172	1,929	(100)	2011	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	908	1,041	-	-	908	1,041	1,949	(94)	2007	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,065	1,216	-	-	1,065	1,216	2,281	(101)	2011	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,110	1,452	-	-	1,110	1,452	2,562	(133)	2006	03/16/2015
Automotive Repair and Maintenance	Cordova	TN	(f)	878	1,885	-	-	878	1,885	2,763	(151)	2006	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	437	1,381	-	-	437	1,381	1,818	(106)	2005	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	911	1,269	-	-	911	1,269	2,180	(101)	2006	03/16/2015
Junior Colleges	New Bedford	MA		178	8,653	-	-	178	8,653	8,831	(758)	1920	03/17/2015
Restaurants – Full Service	Bluffton	SC	(f)	657	1,871	-	-	657	1,871	2,528	(94)	2006	03/24/2015
Restaurants – Full Service	Greenville	SC	(f)	721	1,579	-	100	721	1,679	2,400	(94)	2001	03/24/2015
Restaurants – Full Service	Hilton Head Island	SC	(f)	1,184	1,127	-	150	1,184	1,277	2,461	(89)	1996	03/24/2015
Restaurants – Full Service	North Charleston	SC	(f)	2,208	1,760	-	150	2,208	1,910	4,118	(124)	2003	03/24/2015
Foundries	Muscle Shoals	AL	(f)	415	1,091	-	-	415	1,091	1,506	(120)	1968	03/25/2015
Foundries	Grafton	WI	(f)	531	3,575	-	-	531	3,575	4,106	(322)	1948	03/25/2015
Restaurants – Limited Service	Evansville	IN		266	701	-	-	266	701	967	(51)	1981	03/27/2015
Restaurants – Limited Service	Evansville	IN		278	464	-	-	278	464	742	(38)	1994	03/27/2015
Restaurants – Limited Service	Mayfield	KY		437	412	-	-	437	412	849	(62)	1993	03/27/2015
Restaurants – Limited Service	Paducah	KY		702	713	-	-	702	713	1,415	(86)	2006	03/27/2015
Restaurants – Limited Service	Paducah	KY		578	379	-	-	578	379	957	(59)	1991	03/27/2015
Restaurants – Limited Service	Paducah	KY		581	463	-	-	581	463	1,044	(57)	2000	03/27/2015
Restaurants – Limited Service	Paducah	KY		392	399	-	-	392	399	791	(46)	1995	03/27/2015
Restaurants – Limited Service	Cape Girardeau	MO		332	537	-	-	332	537	869	(51)	2005	03/27/2015
Restaurants – Limited Service	Cape Girardeau	MO		260	560	-	-	260	560	820	(42)	1980	03/27/2015
Restaurants – Limited Service	Doniphan	MO		445	502	-	-	445	502	947	(66)	1990	03/27/2015
Restaurants – Limited Service	Jackson	MO		445	482	-	-	445	482	927	(64)	1992	03/27/2015
Restaurants – Limited Service	Malden	MO		446	511	-	-	446	511	957	(65)	2002	03/27/2015
Restaurants – Limited Service	Springfield	MO		559	563	-	-	559	563	1,122	(68)	2000	03/27/2015
Restaurants – Limited Service	Elizabethton	TN		284	741	-	-	284	741	1,025	(53)	1978	03/27/2015
Restaurants – Limited Service	Morristown	TN		509	584	-	-	509	584	1,093	(53)	1978	03/27/2015
Other Support Services	Winona	MN	(f)	303	1,896	-	-	303	1,896	2,199	(114)	1993	03/31/2015
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greensboro	NC	(f)	412	4,898	-	-	412	4,898	5,310	(306)	1980	03/31/2015
Other Support Services	Mason	OH	(f)	470	3,738	-	-	470	3,738	4,208	(232)	1993	03/31/2015
Other Support Services	Mason	OH	(f)	383	1,360	-	-	383	1,360	1,743	(89)	1997	03/31/2015
Other Support Services	Algoma	WI	(f)	313	5,462	46	-	359	5,462	5,821	(338)	1955	03/31/2015
Other Support Services	Algoma	WI	(f)	227	2,037	-	-	227	2,037	2,264	(130)	2000	03/31/2015
Restaurants – Full Service	Canonsburg	PA	(f)	1,357	857	21	31	1,378	888	2,266	(87)	1977	04/06/2015
Restaurants – Full Service	Franklin	PA	(f)	346	897	22	42	368	939	1,307	(94)	1984	04/06/2015
Restaurants – Full Service	Gibsonia	PA	(f)	442	801	21	41	463	842	1,305	(57)	1994	04/06/2015
Restaurants – Full Service	Grove City	PA	(f)	421	771	22	43	443	814	1,257	(78)	1998	04/06/2015
Restaurants – Full Service	Kittanning	PA	(f)	591	912	19	40	610	952	1,562	(92)	1993	04/06/2015
Restaurants – Full Service	Leechburg	PA	(f)	810	1,454	17	37	827	1,491	2,318	(106)	2004	04/06/2015
Restaurants – Full Service	Meadville	PA	(f)	263	889	24	45	287	934	1,221	(62)	1983	04/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Monaca	PA	(f)	616	1,077	43	60	659	1,137	1,796	(77)	1990	04/06/2015
Restaurants – Full Service	Monroeville	PA	(f)	596	646	7	39	603	685	1,288	(49)	1972	04/06/2015
Restaurants – Full Service	Pittsburgh	PA	(f)	467	675	18	30	485	705	1,190	(49)	1976	04/06/2015
Restaurants – Full Service	Somerset	PA	(f)	603	840	14	78	617	918	1,535	(64)	1992	04/06/2015
Restaurants – Full Service	Petoskey	MI	(f)	396	364	-	-	396	364	760	(39)	2004	04/07/2015
Used Merchandise Stores	Edmond	OK		499	2,551	-	-	499	2,551	3,050	(91)	2015	04/09/2015
Other Food Manufacturing	Chicago	IL	(f)	3,418	8,982	-	-	3,418	8,982	12,400	(881)	1970	04/10/2015
Other Food Manufacturing	Hodgkins	IL	(f)	1,762	5,364	-	-	1,762	5,364	7,126	(528)	1970	04/10/2015
All Other Amusement and Recreation	Huntsville	AL		1,307	1,361	76	1,682	1,383	3,043	4,426	(162)	1985	04/16/2015
Restaurants – Full Service	Loganville	GA	(f)	545	1,074	-	-	545	1,074	1,619	(111)	1982	04/16/2015
Fruit and Vegetable Preserving and Specialty Food Manufacturing	Jackson	OH		7,030	39,040	-	-	7,030	39,040	46,070	(2,351)	1946	04/16/2015
Fruit and Vegetable Preserving and Specialty Food Manufacturing	Jackson	OH		191	4,051	-	-	191	4,051	4,242	(236)	1997	04/16/2015
Child Day Care Services	Cedar Park	TX	(f)	761	178	603	2,116	1,364	2,294	3,658	(80)	2016	04/17/2015
Restaurants – Full Service	Shelby	NC	(f)	619	624	-	166	619	790	1,409	(45)	2000	04/20/2015
Restaurants – Full Service	Waynesville	NC	(f)	808	837	-	-	808	837	1,645	(60)	1977	04/20/2015
Restaurants – Full Service	Addison	IL		1,029	793	-	-	1,029	793	1,822	(42)	2005	04/22/2015
Restaurants – Full Service	Chicago	IL		668	902	-	-	668	902	1,570	(45)	1920	04/22/2015
Restaurants – Full Service	Mount Prospect	IL		830	755	-	171	830	926	1,756	(63)	2005	04/22/2015
Restaurants – Full Service	Oak Park	IL		703	426	-	-	703	426	1,129	(24)	2005	04/22/2015
Restaurants – Full Service	Oakbrook Terrace	IL		1,967	870	-	-	1,967	870	2,837	(57)	1998	04/22/2015
Restaurants – Full Service	Oswego	IL		1,094	869	-	-	1,094	869	1,963	(46)	2005	04/22/2015
Restaurants – Full Service	Willowbrook	IL		869	796	-	-	869	796	1,665	(54)	1979	04/22/2015
Restaurants – Full Service	Adrian	MI	(f)	356	602	-	-	356	602	958	(50)	2001	04/24/2015
Restaurants – Full Service	Brooklyn	MI	(f)	432	466	-	-	432	466	898	(67)	1995	04/24/2015
Restaurants – Full Service	Tecumseh	MI	(f)	171	708	-	-	171	708	879	(49)	1880	04/24/2015
Psychiatric and Substance Abuse Hospitals	Barbourville	KY		424	893	-	-	424	893	1,317	(54)	2014	04/29/2015
Psychiatric and Substance Abuse Hospitals	Bowling Green	KY		190	504	-	-	190	504	694	(34)	1987	04/29/2015
Psychiatric and Substance Abuse Hospitals	Danville	KY		244	756	-	-	244	756	1,000	(42)	2010	04/29/2015
Psychiatric and Substance Abuse Hospitals	Frankfort	KY		206	479	-	-	206	479	685	(28)	2011	04/29/2015
Psychiatric and Substance Abuse Hospitals	Morehead	KY		199	710	-	-	199	710	909	(36)	2012	04/29/2015
Health Clubs	Roanoke	VA	(f)	1,799	2,834	-	-	1,799	2,834	4,633	(283)	1961	04/29/2015
Restaurants – Full Service	Elgin	IL		662	303	-	-	662	303	965	(21)	1994	04/30/2015
Agriculture, Construction, and Mining Machinery Manufacturing	Woodridge	IL		432	-	-	-	432	-	432	-	1990	04/30/2015
Amusement Parks and Arcades	West Berlin	NJ	(f)	3,864	13,408	329	2,176	4,193	15,584	19,777	(1,080)	2009	04/30/2015
Restaurants – Full Service	Norfolk	VA		545	646	-	-	545	646	1,191	(40)	1979	04/30/2015
Restaurants – Full Service	Douglasville	GA	(f)	1,608	2,711	-	-	1,608	2,711	4,319	(177)	1999	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	580	1,293	-	-	580	1,293	1,873	(56)	1954	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	981	665	102	1,153	1,083	1,818	2,901	(130)	1959	05/06/2015
Health Clubs	Modesto	CA	(f)	1,297	3,526	-	-	1,297	3,526	4,823	(225)	1978	05/08/2015
Restaurants – Full Service	Athens	AL		1,038	1,681	-	-	1,038	1,681	2,719	(99)	2008	05/13/2015
Restaurants – Full Service	Bryant	AR		505	1,569	-	-	505	1,569	2,074	(85)	2011	05/13/2015
Motion Picture and Video Industries	Clarksville	IN		1,620	4,214	-	-	1,620	4,214	5,834	(338)	2006	05/13/2015
Restaurants – Full Service	Richmond	KY		1,164	1,784	-	-	1,164	1,784	2,948	(120)	2008	05/13/2015
Restaurants – Full Service	Pearl	MS		1,329	2,214	-	-	1,329	2,214	3,543	(133)	2010	05/13/2015
Restaurants – Full Service	Yukon	OK		915	1,636	-	-	915	1,636	2,551	(89)	2010	05/13/2015
Restaurants – Full Service	Chattanooga	TN		1,502	1,694	-	-	1,502	1,694	3,196	(99)	2010	05/13/2015
Restaurants – Full Service	Manchester	TN		983	1,696	-	-	983	1,696	2,679	(118)	2010	05/13/2015
Restaurants – Full Service	Buda	TX		714	1,618	-	-	714	1,618	2,332	(92)	2010	05/13/2015
Automotive Repair and Maintenance	Edinburg	TX		1,796	1,793	-	-	1,796	1,793	3,589	(149)	2014	05/13/2015
Automotive Repair and Maintenance	Harlingen	TX		1,657	2,349	-	-	1,657	2,349	4,006	(188)	2014	05/13/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	League City	TX		1,385	2,502	-	-	1,385	2,502	3,887	(188)	2011	05/13/2015
Automotive Repair and Maintenance	Weslaco	TX		1,196	2,513	-	-	1,196	2,513	3,709	(190)	2014	05/13/2015
Automobile Dealers	Toledo	OH		474	957	-	-	474	957	1,431	(80)	1972	05/15/2015
Automobile Dealers	Erie	PA		430	1,009	-	-	430	1,009	1,439	(78)	2000	05/15/2015
Health Clubs	Summerville	SC	(f)	368	1,920	-	-	368	1,920	2,288	(124)	2012	05/15/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Grand Haven	MI		11,429	6,038	-	-	11,429	6,038	17,467	(942)	1950	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Sims	NC		4,275	1,406	-	-	4,275	1,406	5,681	(360)	1985	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Hulbert	OK		6,712	2,221	-	-	6,712	2,221	8,933	(720)	1995	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Smithville	TN		4,766	454	-	-	4,766	454	5,220	(427)	1995	05/22/2015
Pharmaceutical and Medicine Manufacturing	Tampa	FL	(f)	1,025	5,558	-	-	1,025	5,558	6,583	(360)	1980	05/29/2015
Automotive Repair and Maintenance	Davenport	IA		216	283	-	-	216	283	499	(21)	1997	06/01/2015
Automotive Repair and Maintenance	Bourbonnais	IL		192	521	-	-	192	521	713	(35)	2001	06/01/2015
Automotive Repair and Maintenance	East Peoria	IL		262	227	-	-	262	227	489	(23)	1996	06/01/2015
Automotive Repair and Maintenance	Galesburg	IL		115	324	-	-	115	324	439	(21)	1990	06/01/2015
Automotive Repair and Maintenance	Moline	IL		116	200	-	-	116	200	316	(20)	1997	06/01/2015
Automotive Repair and Maintenance	Pekin	IL		165	395	-	-	165	395	560	(28)	1996	06/01/2015
Automotive Repair and Maintenance	Streator	IL		63	161	-	-	63	161	224	(16)	1990	06/01/2015
Automotive Repair and Maintenance	Washington	IL		204	367	-	-	204	367	571	(27)	1994	06/01/2015
Cement and Concrete Product Manufacturing	Delaware	OH		346	1,494	-	-	346	1,494	1,840	(88)	1961	06/02/2015
Cement and Concrete Product Manufacturing	Obetz	OH		624	1,266	-	-	624	1,266	1,890	(69)	1970	06/02/2015
Cement and Concrete Product Manufacturing	Sunbury	OH		749	1,181	-	-	749	1,181	1,930	(64)	1994	06/02/2015
Restaurants – Full Service	Commerce	GA	(f)	469	705	-	175	469	880	1,349	(43)	1996	06/03/2015
Restaurants – Full Service	Flowery Branch	GA	(f)	439	725	-	-	439	725	1,164	(48)	1998	06/03/2015
Restaurants – Full Service	Chandler	AZ		287	1,395	-	-	287	1,395	1,682	(109)	1985	06/08/2015
Restaurants – Full Service	Scottsdale	AZ		774	913	-	392	774	1,305	2,079	(117)	1960	06/08/2015
Restaurants – Full Service	Tempe	AZ		687	654	-	-	687	654	1,341	(84)	1995	06/08/2015
Other Professional, Scientific, and Technical Services	Manitowoc	WI	(f)	309	472	-	-	309	472	781	(45)	1966	06/19/2015
Furniture Stores	Becker	MN	(f)	2,965	7,102	-	-	2,965	7,102	10,067	(647)	2000	06/24/2015
Motion Picture and Video Industries	Porterville	CA		1,743	3,614	-	-	1,743	3,614	5,357	(219)	1998	06/25/2015
Motion Picture and Video Industries	Riverbank	CA		3,963	8,072	210	3,118	4,173	11,190	15,363	(578)	2000	06/25/2015
Other Ambulatory Health Care Services	Albany	GA		497	-	583	3,666	1,080	3,666	4,746	(41)	2016	06/25/2015
Restaurants – Full Service	Cincinnati	OH		286	2,683	-	-	286	2,683	2,969	(111)	1960	06/25/2015
Restaurants – Full Service	Cincinnati	OH		407	127	-	-	407	127	534	(14)	1971	06/25/2015
Restaurants – Full Service	Cincinnati	OH		1,014	5,982	-	-	1,014	5,982	6,996	(310)	1951	06/25/2015
Child Day Care Services	North Aurora	IL	(f)	760	2,443	-	-	760	2,443	3,203	(104)	2005	06/26/2015
Child Day Care Services	Champlin	MN		862	1,526	-	-	862	1,526	2,388	(137)	1938	06/26/2015
Child Day Care Services	Plymouth	MN		1,737	1,925	225	1,486	1,962	3,411	5,373	(160)	1950	06/26/2015
Automotive Repair and Maintenance	Champaign	IL		338	886	-	-	338	886	1,224	(54)	2007	06/30/2015
Automotive Repair and Maintenance	Danville	IL		600	844	-	-	600	844	1,444	(69)	1970	06/30/2015
Automotive Repair and Maintenance	Homewood	IL		295	768	-	-	295	768	1,063	(49)	1973	06/30/2015
Automotive Repair and Maintenance	Macomb	IL		397	746	-	-	397	746	1,143	(48)	1992	06/30/2015
Automotive Repair and Maintenance	Normal	IL		694	470	-	-	694	470	1,164	(39)	1995	06/30/2015
Automotive Repair and Maintenance	Springfield	IL		234	458	-	-	234	458	692	(28)	1986	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Selmer	TN		1,122	5,613	-	-	1,122	5,613	6,735	(378)	1995	06/30/2015
Motion Picture and Video Industries	Humble	TX		2,532	139	1,989	10,631	4,521	10,770	15,291	(295)	2016	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Beloit	WI		666	3,425	-	-	666	3,425	4,091	(213)	1926	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Waukesha	WI		2,577	8,710	-	-	2,577	8,710	11,287	(541)	1911	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Lombard	IL		2,040	5,923	-	-	2,040	5,923	7,963	(316)	1968	07/17/2015
Metal and Mineral (except Petroleum) Merchant Wholesalers	Louisville	KY		1,165	-	-	-	1,165	-	1,165	-	1962	07/17/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Willoughby	OH		395	1,396	-	-	395	1,396	1,791	(76)	1979	07/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Hudson	WI		502	4,960	-	-	502	4,960	5,462	(254)	1981	07/17/2015
Restaurants – Limited Service	Greenwood	SC		1,185	937	-	-	1,185	937	2,122	(60)	2003	07/27/2015
Motion Picture and Video Industries	Lawrenceville	GA		6,077	153	408	8,675	6,485	8,828	15,313	-	2016	07/28/2015
Health Clubs	Summerville	SC		1,026	3,203	-	-	1,026	3,203	4,229	(179)	1993	07/29/2015
Psychiatric and Substance Abuse Hospitals	Asheville	NC	(f)	286	975	-	-	286	975	1,261	(59)	2000	07/31/2015
Psychiatric and Substance Abuse Hospitals	Clyde	NC	(f)	164	263	-	-	164	263	427	(24)	1978	07/31/2015
Restaurants – Full Service	Jersey Village	TX		486	1,193	-	-	486	1,193	1,679	(65)	1982	08/11/2015
Restaurants – Full Service	San Antonio	TX		1,564	1,872	-	-	1,564	1,872	3,436	(106)	2014	08/11/2015
Restaurants – Limited Service	Mission	KS		500	-	-	-	500	-	500	-	2001	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		429	-	-	-	429	-	429	-	1993	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		367	-	-	-	367	-	367	-	2001	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		316	-	-	-	316	-	316	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	2001	08/12/2015
Restaurants – Limited Service	Kansas City	MO		286	-	-	-	286	-	286	-	1998	08/12/2015
Restaurants – Limited Service	Kansas City	MO		306	-	-	-	306	-	306	-	1998	08/12/2015
Restaurants – Limited Service	Lee's Summit	MO		337	-	-	-	337	-	337	-	2000	08/12/2015
Motion Picture and Video Industries	Jacinto City	TX		1,357	6,178	-	-	1,357	6,178	7,535	(534)	1998	08/12/2015
Restaurants – Full Service	Belvidere	IL		688	635	-	-	688	635	1,323	(49)	2007	08/20/2015
Restaurants – Full Service	Freeport	IL		561	2,214	-	-	561	2,214	2,775	(90)	1993	08/20/2015
Restaurants – Full Service	Galesburg	IL		776	2,040	-	-	776	2,040	2,816	(94)	1993	08/20/2015
Restaurants – Full Service	Jacksonville	IL		670	1,494	-	-	670	1,494	2,164	(74)	2007	08/20/2015
Restaurants – Full Service	Savoy	IL		703	1,091	-	-	703	1,091	1,794	(72)	2007	08/20/2015
Restaurants – Full Service	Springfield	IL		781	1,163	-	-	781	1,163	1,944	(78)	2004	08/20/2015
Health Clubs	Monroe	WA		1,643	2,552	-	-	1,643	2,552	4,195	(153)	2004	08/20/2015
Support Activities for Air Transportation	Grand Junction	CO		472	8,967	-	-	472	8,967	9,439	(441)	2015	08/21/2015
Bowling Centers	Richland	WA		1,180	2,185	-	-	1,180	2,185	3,365	(166)	1960	08/21/2015
Consumer Goods Rental	Harrison	AR		294	777	-	-	294	777	1,071	(29)	2008	08/26/2015
Consumer Goods Rental	Jonesboro	AR		232	941	-	-	232	941	1,173	(29)	2007	08/26/2015
Consumer Goods Rental	North Little Rock	AR		371	1,043	-	-	371	1,043	1,414	(46)	1999	08/26/2015
Restaurants – Limited Service	Sierra Vista	AZ		384	1,035	-	-	384	1,035	1,419	(48)	2005	08/27/2015
Restaurants – Limited Service	Tucson	AZ		522	508	-	250	522	758	1,280	(35)	1990	08/27/2015
Restaurants – Limited Service	Tucson	AZ		361	639	-	-	361	639	1,000	(38)	1989	08/27/2015
Restaurants – Limited Service	Tucson	AZ		514	347	-	-	514	347	861	(29)	1990	08/27/2015
Other Professional, Scientific, and Technical Services	Cortez	FL	(f)	256	879	-	-	256	879	1,135	(42)	1974	08/31/2015
Amusement Parks and Arcades	Monticello	IN		20,033	-	-	-	20,033	-	20,033	-		09/01/2015
Restaurants – Full Service	Milan	MI	(f)	322	488	-	175	322	663	985	(53)	1978	09/01/2015
Elementary and Secondary Schools	Los Angeles	CA		9,745	5,021	228	2,276	9,973	7,297	17,270	(276)	1981	09/09/2015
Restaurants – Limited Service	Athens	AL	(f)	401	631	-	-	401	631	1,032	(32)	1976	09/16/2015
Restaurants – Limited Service	Dawsonville	GA	(f)	507	647	-	-	507	647	1,154	(37)	1997	09/16/2015
Restaurants – Limited Service	East Ellijay	GA	(f)	588	476	-	-	588	476	1,064	(36)	2005	09/16/2015
Restaurants – Limited Service	Jasper	GA	(f)	316	738	-	-	316	738	1,054	(41)	2006	09/16/2015
Restaurants – Limited Service	Roswell	GA	(f)	268	475	-	-	268	475	743	(26)	1978	09/16/2015
Furniture Stores	Hobbs	NM		1,805	8,828	-	240	1,805	9,068	10,873	(281)	2009	09/16/2015
Restaurants – Limited Service	Lawrenceburg	TN	(f)	283	388	-	-	283	388	671	(22)	1979	09/16/2015
Restaurants – Limited Service	Springfield	TN	(f)	417	545	-	-	417	545	962	(28)	1976	09/16/2015
Lessors of Real Estate	Houston	TX	(f)	1,603	5,711	-	-	1,603	5,711	7,314	(196)	2015	09/16/2015
Furniture Stores	Lubbock	TX		1,512	7,836	-	342	1,512	8,178	9,690	(223)	2005	09/16/2015
Child Day Care Services	Charlotte	NC	(f)	609	1,526	-	-	609	1,526	2,135	(73)	2006	09/17/2015
Child Day Care Services	Matthews	NC	(f)	616	1,520	-	-	616	1,520	2,136	(59)	2003	09/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Tinley Park	IL	(f)	265	619	-	-	265	619	884	(33)	1971	09/18/2015
Motion Picture and Video Industries	McKinney	TX		2,714	827	997	8,822	3,711	9,649	13,360	(77)	2016	09/22/2015
Other Professional, Scientific, and Technical Services	Des Moines	IA	(f)	188	231	-	-	188	231	419	(17)	1983	09/24/2015
Sporting Goods, Hobby, and Musical Instrument Stores	Greensboro	NC		1,894	6,998	-	-	1,894	6,998	8,892	(226)	2005	09/25/2015
Automobile Dealers	Midwest City	OK		194	361	-	-	194	361	555	(17)	1965	09/25/2015
Automobile Dealers	Moore	OK		1,290	1,853	-	-	1,290	1,853	3,143	(93)	1990	09/25/2015
Automobile Dealers	Oklahoma City	OK		1,969	4,746	-	-	1,969	4,746	6,715	(219)	1978	09/25/2015
Outpatient Care Centers	Wickenburg	AZ		1,264	5,647	-	-	1,264	5,647	6,911	(231)	1994	09/30/2015
Outpatient Care Centers	Wickenburg	AZ		295	1,274	46	-	341	1,274	1,615	(67)	1986	09/30/2015
Plastics Product Manufacturing	Tampa	FL		797	7,539	-	-	797	7,539	8,336	(330)	1989	09/30/2015
Outpatient Care Centers	Augusta	GA		3,513	1,986	-	-	3,513	1,986	5,499	(124)	1987	09/30/2015
Plastics Product Manufacturing	Thomasville	GA		1,449	3,065	-	-	1,449	3,065	4,514	(168)	1973	09/30/2015
Plastics Product Manufacturing	Milan	TN		123	1,578	-	-	123	1,578	1,701	(69)	1977	09/30/2015
Restaurants – Full Service	Arden Hills	MN		723	68	-	2,754	723	2,822	3,545	-		10/09/2015
Automotive Repair and Maintenance	Garfield Heights	OH		110	433	-	-	110	433	543	(24)	1989	10/09/2015
Motion Picture and Video Industries	Orlando	FL		4,576	8,451	-	-	4,576	8,451	13,027	(535)	1999	10/16/2015
Motion Picture and Video Industries	Houston	TX	(f)	1,998	873	943	6,538	2,941	7,411	10,352	(124)	2016	10/21/2015
Health Clubs	Sacramento	CA	(f)	1,682	4,842	-	-	1,682	4,842	6,524	(225)	2004	10/23/2015
Other Professional, Scientific, and Technical Services	Englewood	CO	(f)	1,992	4,741	-	-	1,992	4,741	6,733	(191)	1987	10/23/2015
Child Day Care Services	Golden Valley	MN		1,012	696	15	244	1,027	940	1,967	(53)	1959	10/27/2015
Motion Picture and Video Industries	Houston	TX		2,034	371	-	6,481	2,034	6,852	8,886	-		10/28/2015
Restaurants – Full Service	Wheaton	IL		1,976	1,342	-	-	1,976	1,342	3,318	(112)	1994	10/30/2015
Consumer Goods Rental	Tacoma	WA	(f)	271	1,519	-	-	271	1,519	1,790	(63)	1948	11/03/2015
Automotive Repair and Maintenance	Flint	MI	(f)	127	204	-	-	127	204	331	(17)	1996	11/10/2015
Automotive Repair and Maintenance	Flint	MI	(f)	206	225	-	-	206	225	431	(17)	2003	11/10/2015
Automotive Repair and Maintenance	Houghton Lake	MI	(f)	73	78	-	-	73	78	151	(7)	1990	11/10/2015
Automotive Repair and Maintenance	Owosso	MI	(f)	58	242	-	-	58	242	300	(16)	1983	11/10/2015
Restaurants – Full Service	Midwest City	OK		1,121	385	-	-	1,121	385	1,506	(35)	1998	11/12/2015
Other Professional, Scientific, and Technical Services	Austell	GA	(f)	177	340	-	-	177	340	517	(22)	1994	11/19/2015
Other Professional, Scientific, and Technical Services	Villa Rica	GA	(f)	138	351	-	-	138	351	489	(24)	2002	11/19/2015
Health Clubs	Peoria	AZ	(f)	1,866	5,400	-	-	1,866	5,400	7,266	(180)	2009	11/20/2015
Printing and Related Support Activities	New Century	KS		1,058	6,931	-	-	1,058	6,931	7,989	(327)	1988	11/23/2015
Other Professional, Scientific, and Technical Services	St. Louis	MO	(f)	263	643	-	-	263	643	906	(38)	1989	11/24/2015
Restaurants – Limited Service	Creston	IA	(f)	179	690	-	305	179	995	1,174	(29)	1982	11/25/2015
Restaurants – Limited Service	Des Moines	IA	(f)	272	789	-	441	272	1,230	1,502	(26)	1982	11/25/2015
Restaurants – Limited Service	Oskaloosa	IA	(f)	194	640	-	242	194	882	1,076	(25)	1980	11/25/2015
Restaurants – Limited Service	Ottumwa	IA	(f)	136	726	-	191	136	917	1,053	(38)	1960	11/25/2015
Other Electrical Equipment and Component Manufacturing	Niagara Falls	NY		715	2,571	-	-	715	2,571	3,286	(173)	1965	12/03/2015
Lawn and Garden Equipment and Supplies Stores	Alamosa	CO		1,024	3,782	-	-	1,024	3,782	4,806	(171)	2002	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Colorado Springs	CO		2,280	2,766	-	-	2,280	2,766	5,046	(129)	2012	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Elizabeth	CO		1,810	3,796	-	-	1,810	3,796	5,606	(156)	2004	12/04/2015
Lawn and Garden Equipment and Supplies Stores	La Junta	CO		985	1,808	-	-	985	1,808	2,793	(76)	1974	12/04/2015
Lawn and Garden Equipment and Supplies Stores	La Veta	CO		324	217	-	-	324	217	541	(13)	1985	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Lamar	CO		1,574	749	-	-	1,574	749	2,323	(59)	1982	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Limon	CO		508	263	-	-	508	263	771	(20)	1982	12/04/2015
Lawn and Garden Equipment and Supplies Stores	Pueblo	CO		1,168	4,439	-	-	1,168	4,439	5,607	(148)	1968	12/04/2015
Child Day Care Services	Madison	CT		487	-	-	-	487	-	487	-	1965	12/04/2015
Child Day Care Services	O'Fallon	MO	(f)	898	2,974	-	-	898	2,974	3,872	(90)	2007	12/10/2015
Other Textile Product Mills	Pauls Valley	OK		1,069	2,666	-	-	1,069	2,666	3,735	(167)	1974	12/10/2015
Other Textile Product Mills	Wichita Falls	TX		1,368	2,075	-	-	1,368	2,075	3,443	(188)	1969	12/10/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Offices of Physicians	Miami	FL	(f)	511	2,498	-	-	511	2,498	3,009	(77)	2008	12/14/2015
Other Miscellaneous Manufacturing	Burnham	ME		728	5,769	-	-	728	5,769	6,497	(244)	1950	12/15/2015
Other Miscellaneous Manufacturing	Guilford	ME		79	621	-	-	79	621	700	(25)	1991	12/15/2015
Other Miscellaneous Manufacturing	Florence	WI		313	987	-	-	313	987	1,300	(40)	1988	12/15/2015
Other Fabricated Metal Product Manufacturing	Grand Junction	CO		1,817	5,634	-	-	1,817	5,634	7,451	(223)	1970	12/16/2015
Home Furnishings Stores	Bloomington	IL		404	1,178	-	-	404	1,178	1,582	(45)	1986	12/16/2015
Home Furnishings Stores	Bloomington	IL		438	1,314	-	-	438	1,314	1,752	(50)	1998	12/16/2015
Home Furnishings Stores	Bloomington	IL		204	377	-	-	204	377	581	(15)	1970	12/16/2015
Home Furnishings Stores	Bourbonnais	IL		476	625	-	-	476	625	1,101	(32)	1995	12/16/2015
Home Furnishings Stores	Champaign	IL		496	1,267	-	-	496	1,267	1,763	(51)	2000	12/16/2015
Home Furnishings Stores	Lincoln	IL		322	1,190	-	-	322	1,190	1,512	(71)	1996	12/16/2015
Home Furnishings Stores	Peoria	IL		607	745	-	-	607	745	1,352	(46)	1999	12/16/2015
Home Furnishings Stores	Springfield	IL		1,015	1,128	-	-	1,015	1,128	2,143	(59)	2013	12/16/2015
Automotive Repair and Maintenance	Crystal	MN		226	799	4	30	230	829	1,059	(33)	1969	12/16/2015
Motor Vehicle and Motor Vehicle Parts and Supplies Merchant Wholesalers	Crestwood	IL	(f)	10,376	2,486	8	1,303	10,384	3,789	14,173	(347)	1994	12/17/2015
Other Miscellaneous Manufacturing	Riviera Beach	FL		1,204	3,754	-	-	1,204	3,754	4,958	(111)	1979	12/18/2015
Other Miscellaneous Manufacturing	Concord	NC		1,079	2,176	-	-	1,079	2,176	3,255	(99)	1988	12/18/2015
Offices of Physicians	Amarillo	TX		266	541	-	-	266	541	807	(24)	1967	12/18/2015
Amusement Parks and Arcades	Mansfield	TX		-	-	-	-	-	-	-	-	2009	12/18/2015
Amusement Parks and Arcades	Roanoke	TX		-	-	-	-	-	-	-	-	2011	12/18/2015
Amusement Parks and Arcades	Waco	TX		-	-	-	-	-	-	-	-	2012	12/18/2015
Restaurants – Full Service	St. Cloud	MN	(f)	839	3,171	-	99	839	3,270	4,109	(126)	1999	12/21/2015
Offices of Physicians	Crest Hill	IL		918	6,499	-	-	918	6,499	7,417	(155)	2009	12/23/2015
Offices of Physicians	Naperville	IL		1,501	2,489	-	-	1,501	2,489	3,990	(87)	2005	12/23/2015
Other Ambulatory Health Care Services	Flint	MI		345	-	629	2,968	974	2,968	3,942	-	2016	12/23/2015
Home Furnishings Stores	Kennesaw	GA	(f)	5,000	9,026	-	-	5,000	9,026	14,026	(365)	1997	12/29/2015
Home Furnishings Stores	Norcross	GA		4,465	7,385	-	-	4,465	7,385	11,850	(458)	1997	12/29/2015
Consumer Goods Rental	Trenton	IL		1,401	5,894	-	-	1,401	5,894	7,295	(250)	1989	12/29/2015
Consumer Goods Rental	Anderson	IN		285	933	-	-	285	933	1,218	(56)	1988	12/29/2015
Consumer Goods Rental	Salina	KS		335	762	-	-	335	762	1,097	(42)	1972	12/29/2015
Consumer Goods Rental	Seguin	TX		466	641	-	-	466	641	1,107	(30)	1985	12/29/2015
Restaurants – Full Service	Muncie	IN		261	-	-	-	261	-	261	-	1972	12/30/2015
Restaurants – Limited Service	Spartanburg	SC	(f)	129	393	-	-	129	393	522	(22)	2015	12/30/2015
Restaurants – Full Service	Austin	TX		1,546	1,720	-	-	1,546	1,720	3,266	(71)	1919	12/30/2015
Other Personal Services	Madison	WI	(f)	254	770	-	-	254	770	1,024	(23)	2005	01/04/2016
Other Professional, Scientific, and Technical Services	Gainesville	GA	(f)	211	541	-	-	211	541	752	(30)	1999	01/08/2016
Other Professional, Scientific, and Technical Services	Oakwood	GA	(f)	217	455	-	-	217	455	672	(20)	2001	01/08/2016
Other Professional, Scientific, and Technical Services	Suwanee	GA	(f)	337	716	-	-	337	716	1,053	(41)	1990	01/08/2016
Offices of Dentists	Westmont	IL		429	906	-	33	429	939	1,368	(50)	1989	01/12/2016
Other Professional, Scientific, and Technical Services	Anchorage	AK	(f)	828	702	-	-	828	702	1,530	(37)	2005	01/29/2016
Restaurants – Full Service	Milton	GA		487	1,021	-	-	487	1,021	1,508	(26)	1950	01/29/2016
Health Clubs	Louisville	KY		407	654	-	879	407	1,533	1,940	(17)	2003	02/01/2016
Motion Picture and Video Industries	Bristol	TN		3,322	6,883	-	-	3,322	6,883	10,205	(227)	2015	02/02/2016
Management, Scientific, and Technical Consulting Services	Hebron	KY		955	776	-	-	955	776	1,731	(62)	1998	02/09/2016
Management, Scientific, and Technical Consulting Services	Wayland	MI		1,009	843	-	-	1,009	843	1,852	(60)	2005	02/09/2016
Management, Scientific, and Technical Consulting Services	Ypsilanti	MI		1,686	2,016	-	-	1,686	2,016	3,702	(118)	1999	02/09/2016
Management, Scientific, and Technical Consulting Services	Columbus	OH		962	769	-	-	962	769	1,731	(62)	1995	02/09/2016
Other Personal Services	Lenexa	KS		459	1,163	-	-	459	1,163	1,622	(43)	1999	02/11/2016
Other Personal Services	Kansas City	MO		941	861	-	-	941	861	1,802	(41)	2004	02/11/2016
Other Personal Services	Lee's Summit	MO		513	947	-	-	513	947	1,460	(40)	2001	02/11/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Charlotte	NC		1,516	-	327	941	1,843	941	2,784	(13)	2016	02/12/2016
Child Day Care Services	Minnetonka	MN		521	1,064	-	634	521	1,698	2,219	(41)	1977	02/18/2016
Offices of Physicians	Jupiter	FL	(f)	281	472	-	-	281	472	753	(30)	1990	02/19/2016
Child Day Care Services	Justin	TX		159	956	6	214	165	1,170	1,335	(33)	1999	02/19/2016
Coating, Engraving, Heat Treating, and Allied Activities	Elk Grove Village	IL		2,742	11,164	-	-	2,742	11,164	13,906	(472)	1956	02/22/2016
Automotive Repair and Maintenance	Aurora	IL		1,603	2,333	-	-	1,603	2,333	3,936	(65)	2006	02/24/2016
Automotive Repair and Maintenance	Elmwood Park	IL		1,083	2,152	-	-	1,083	2,152	3,235	(49)	1951	02/24/2016
Automotive Repair and Maintenance	Naperville	IL		1,134	2,643	-	-	1,134	2,643	3,777	(89)	2015	02/24/2016
Automotive Repair and Maintenance	Plainfield	IL		764	2,970	-	-	764	2,970	3,734	(70)	2013	02/24/2016
Automotive Repair and Maintenance	Wyoming	MI		351	1,905	-	-	351	1,905	2,256	(48)	2006	02/24/2016
Restaurants – Full Service	Balcones Heights	TX		194	1,064	-	-	194	1,064	1,258	(47)	1950	02/24/2016
Restaurants – Full Service	Converse	TX		230	390	-	-	230	390	620	(19)	1999	02/24/2016
Restaurants – Full Service	San Antonio	TX		1,189	1,260	-	-	1,189	1,260	2,449	(62)	1945	02/24/2016
Restaurants – Full Service	San Antonio	TX		228	1,239	-	-	228	1,239	1,467	(55)	1962	02/24/2016
Restaurants – Full Service	San Antonio	TX		117	569	-	-	117	569	686	(20)	1997	02/24/2016
Restaurants – Full Service	San Antonio	TX		375	740	-	-	375	740	1,115	(26)	1992	02/24/2016
Restaurants – Full Service	San Antonio	TX		274	821	-	-	274	821	1,095	(31)	1990	02/24/2016
Child Day Care Services	Augusta	GA		255	542	-	-	255	542	797	(26)	1982	02/26/2016
Child Day Care Services	Augusta	GA		401	538	-	-	401	538	939	(22)	2006	02/26/2016
Lawn and Garden Equipment and Supplies Stores	Mankato	MN		7,639	11,328	-	-	7,639	11,328	18,967	(492)	2015	02/26/2016
Lawn and Garden Equipment and Supplies Stores	Fargo	ND		7,219	16,872	-	-	7,219	16,872	24,091	(666)	1995	02/26/2016
Lawn and Garden Equipment and Supplies Stores	Hudson	WI	64,614	7,105	9,891	-	-	7,105	9,891	16,996	(428)	1992	02/26/2016
Lawn and Garden Equipment and Supplies Stores	Green Bay	WI		7,367	17,793	-	-	7,367	17,793	25,160	(381)	1966	06/16/2016
Lawn and Garden Equipment and Supplies Stores	Marshfield	WI		3,018	11,874	-	-	3,018	11,874	14,892	(241)	1980	06/16/2016
Child Day Care Services	Boiling Springs	SC		98	336	-	-	98	336	434	(16)	1979	02/26/2016
Furniture Stores	Midland	TX		1,846	7,267	-	373	1,846	7,640	9,486	(187)	2007	02/26/2016
Automotive Repair and Maintenance	McAllen	TX		1,620	2,245	-	-	1,620	2,245	3,865	(90)	2015	03/02/2016
Offices of Dentists	Palos Heights	IL		222	294	-	31	222	325	547	(15)	1974	03/04/2016
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	Cannon Falls	MN		1,788	3,291	-	-	1,788	3,291	5,079	(179)	1987	03/11/2016
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	Hastings	MN		799	703	-	-	799	703	1,502	(45)	1997	03/11/2016
Medical and Diagnostic Laboratories	Alpharetta	GA		2,852	5,676	-	-	2,852	5,676	8,528	(127)	1999	03/17/2016
Restaurants – Limited Service	Oklahoma City	OK		719	35	-	536	719	571	1,290	-		03/22/2016
Restaurants – Full Service	Edmond	OK	(f)	231	599	-	-	231	599	830	(17)	1971	03/23/2016
Lawn and Garden Equipment and Supplies Stores	Casa Grande	AZ		1,950	1,063	-	-	1,950	1,063	3,013	(48)	2013	03/29/2016
Lawn and Garden Equipment and Supplies Stores	Burley	ID		1,287	2,705	-	-	1,287	2,705	3,992	(97)	1967	03/29/2016
Restaurants – Limited Service	Tulsa	OK		679	826	-	-	679	826	1,505	(33)	2013	03/29/2016
Lawn and Garden Equipment and Supplies Stores	Cedar City	UT		3,348	2,884	-	-	3,348	2,884	6,232	(147)	2002	03/29/2016
Lawn and Garden Equipment and Supplies Stores	St George	UT		3,223	3,189	-	-	3,223	3,189	6,412	(132)	2012	03/29/2016
Lawn and Garden Equipment and Supplies Stores	Tooele	UT		3,308	3,535	-	-	3,308	3,535	6,843	(135)	2002	03/29/2016
Lawn and Garden Equipment and Supplies Stores	Vernal	UT		1,811	1,851	-	-	1,811	1,851	3,662	(68)	2009	03/29/2016
Lawn and Garden Equipment and Supplies Stores	West Jordan	UT		2,587	3,435	-	-	2,587	3,435	6,022	(112)	2008	03/29/2016
Aerospace Product and Parts Manufacturing	Athens	GA		1,289	5,935	-	-	1,289	5,935	7,224	(180)	1995	03/30/2016
Health Clubs	Hobart	IN		544	1,193	-	-	544	1,193	1,737	(57)	1976	03/30/2016
Other Personal Services	Olathe	KS	(f)	1,294	1,034	-	-	1,294	1,034	2,328	(58)	1996	03/30/2016
Aerospace Product and Parts Manufacturing	Tulsa	OK		1,985	3,133	-	-	1,985	3,133	5,118	(103)	1965	03/30/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Osgood	IN		470	1,012	-	-	470	1,012	1,482	(34)	2002	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Versailles	IN		795	3,106	-	-	795	3,106	3,901	(86)	1965	03/31/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Jamestown	ND	(f)	2,112	6,577	-	-	2,112	6,577	8,689	(209)	2013	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Euclid	OH		371	1,486	-	-	371	1,486	1,857	(45)	1930	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Martin	TN		336	2,079	-	-	336	2,079	2,415	(65)	1972	03/31/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Merrill	WI		738	2,164	-	-	738	2,164	2,902	(68)	1970	03/31/2016
Other Chemical Product and Preparation Manufacturing	Memphis	TN		910	6,623	-	-	910	6,623	7,533	(185)	1973	04/11/2016
Psychiatric and Substance Abuse Hospitals	Spartanburg	SC		338	719	-	-	338	719	1,057	(26)	2007	04/14/2016
Restaurants – Limited Service	Frisco	TX		641	79	-	447	641	526	1,167	-		04/14/2016
Child Day Care Services	Eden Prairie	MN	(f)	791	1,608	-	-	791	1,608	2,399	(36)	2012	04/15/2016
Child Day Care Services	St Paul	MN		560	452	437	1,724	997	2,176	3,173	-	2016	04/15/2016
Restaurants – Limited Service	Florence	SC		373	409	-	-	373	409	782	(16)	1996	04/15/2016
Restaurants – Limited Service	Florence	SC		251	352	-	-	251	352	603	(13)	1991	04/15/2016
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Charlotte	NC		532	996	-	-	532	996	1,528	(24)	1988	04/19/2016
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Tulsa	OK		214	861	-	-	214	861	1,075	(21)	1970	04/19/2016
Plastics Product Manufacturing	Indianapolis	IN		2,500	7,705	-	-	2,500	7,705	10,205	(211)	1979	04/22/2016
Plastics Product Manufacturing	Grenada	MS		519	2,390	-	-	519	2,390	2,909	(73)	1978	04/22/2016
Plastics Product Manufacturing	Rockingham	NC		553	1,686	-	-	553	1,686	2,239	(55)	1900	04/22/2016
Plastics Product Manufacturing	Paxinos	PA		964	1,974	-	-	964	1,974	2,938	(70)	1961	04/22/2016
Plastics Product Manufacturing	Reading	PA		4,816	12,985	-	-	4,816	12,985	17,801	(417)	1968	04/22/2016
Restaurants – Limited Service	Alvin	TX		363	398	-	-	363	398	761	(14)	1982	04/26/2016
Restaurants – Limited Service	Bay City	TX		339	493	-	-	339	493	832	(14)	1975	04/26/2016
Restaurants – Limited Service	Baytown	TX		255	311	-	-	255	311	566	(10)	1982	04/26/2016
Restaurants – Limited Service	Beaumont	TX		248	308	-	-	248	308	556	(10)	1970	04/26/2016
Restaurants – Limited Service	Cleveland	TX		463	686	-	-	463	686	1,149	(19)	1977	04/26/2016
Restaurants – Limited Service	Dickinson	TX		346	359	-	-	346	359	705	(13)	1977	04/26/2016
Restaurants – Limited Service	El Campo	TX		529	666	-	-	529	666	1,195	(20)	1972	04/26/2016
Restaurants – Limited Service	Freeport	TX		210	216	-	-	210	216	426	(8)	1984	04/26/2016
Restaurants – Limited Service	Houston	TX		355	425	-	-	355	425	780	(14)	1982	04/26/2016
Restaurants – Limited Service	Houston	TX		221	309	-	-	221	309	530	(9)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		280	345	-	-	280	345	625	(11)	1980	04/26/2016
Restaurants – Limited Service	Houston	TX		247	317	-	-	247	317	564	(10)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		274	327	-	-	274	327	601	(10)	1984	04/26/2016
Restaurants – Limited Service	Houston	TX		226	247	-	-	226	247	473	(8)	1975	04/26/2016
Restaurants – Limited Service	Houston	TX		349	448	-	-	349	448	797	(14)	1978	04/26/2016
Restaurants – Limited Service	Houston	TX		341	432	-	-	341	432	773	(13)	1979	04/26/2016
Restaurants – Limited Service	Houston	TX		223	263	-	-	223	263	486	(9)	1982	04/26/2016
Restaurants – Limited Service	Houston	TX		308	339	-	-	308	339	647	(12)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		390	478	-	-	390	478	868	(15)	1984	04/26/2016
Restaurants – Limited Service	Huntsville	TX		545	593	-	-	545	593	1,138	(20)	1979	04/26/2016
Restaurants – Limited Service	Jasper	TX		240	336	-	-	240	336	576	(10)	1982	04/26/2016
Restaurants – Limited Service	Katy	TX		247	306	-	-	247	306	553	(10)	1984	04/26/2016
Restaurants – Limited Service	La Marque	TX		288	331	-	-	288	331	619	(11)	1995	04/26/2016
Restaurants – Limited Service	Livingston	TX		222	294	-	-	222	294	516	(9)	1986	04/26/2016
Restaurants – Limited Service	Pasadena	TX		333	349	-	-	333	349	682	(12)	1982	04/26/2016
Restaurants – Limited Service	Port Arthur	TX		350	344	-	-	350	344	694	(13)	1986	04/26/2016
Restaurants – Limited Service	Port Arthur	TX		201	221	-	-	201	221	422	(8)	1968	04/26/2016
Restaurants – Limited Service	Santa Fe	TX		438	464	-	-	438	464	902	(16)	1974	04/26/2016
Restaurants – Limited Service	South Houston	TX		257	326	-	-	257	326	583	(10)	1982	04/26/2016
Restaurants – Limited Service	West Columbia	TX		316	349	-	-	316	349	665	(12)	1982	04/26/2016
Restaurants – Limited Service	Wharton	TX		306	317	-	-	306	317	623	(11)	1972	04/26/2016
Child Day Care Services	Montgomery	IL		772	1,695	-	-	772	1,695	2,467	(47)	2009	04/29/2016
Child Day Care Services	Morton	IL		604	948	-	-	604	948	1,552	(30)	2012	04/29/2016
Child Day Care Services	Pekin	IL		485	808	-	-	485	808	1,293	(25)	1992	04/29/2016
Child Day Care Services	Peoria	IL		767	943	-	-	767	943	1,710	(29)	1996	04/29/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Peoria	IL		626	1,751	-	-	626	1,751	2,377	(46)	1985	04/29/2016
Child Day Care Services	Peoria	IL		402	762	-	-	402	762	1,164	(22)	1970	04/29/2016
Child Day Care Services	Peoria Heights	IL		217	1,175	-	-	217	1,175	1,392	(29)	1965	04/29/2016
Child Day Care Services	Romeoville	IL		802	1,516	-	-	802	1,516	2,318	(43)	2003	04/29/2016
Child Day Care Services	Becker	MN		191	690	65	100	256	790	1,046	(26)	1994	04/29/2016
Health Clubs	Lake in the Hills	IL		381	-	-	1,911	381	1,911	2,292	-		05/04/2016
Restaurants – Limited Service	Clarksdale	MS		171	459	-	5	171	464	635	(14)	1988	05/06/2016
Restaurants – Limited Service	Cleveland	MS		91	396	-	5	91	401	492	(13)	1999	05/06/2016
Restaurants – Limited Service	Greenwood	MS		195	323	-	5	195	328	523	(14)	1984	05/06/2016
Restaurants – Full Service	Rochester	NY		429	4,630	-	-	429	4,630	5,059	(107)	1905	05/06/2016
Restaurants – Full Service	Syracuse	NY		776	4,965	-	-	776	4,965	5,741	(113)	1892	05/06/2016
Other Professional, Scientific, and Technical Services	Vancouver	WA	(f)	534	1,490	-	-	534	1,490	2,024	(38)	2000	05/06/2016
Child Day Care Services	Burleson	TX		309	1,069	-	-	309	1,069	1,378	(33)	2006	05/11/2016
Child Day Care Services	Burleson	TX		425	1,905	-	-	425	1,905	2,330	(45)	1993	05/11/2016
Child Day Care Services	Burleson	TX		435	1,494	-	-	435	1,494	1,929	(47)	2009	05/11/2016
Other Professional, Scientific, and Technical Services	Merced	CA	(f)	583	1,656	-	-	583	1,656	2,239	(46)	1986	05/12/2016
Amusement Parks and Arcades	Grand Island	NY		8,009	-	-	-	8,009	-	8,009	(198)	1961	05/13/2016
Restaurants – Limited Service	Akron	OH		1,288	414	-	-	1,288	414	1,702	(30)	1950	05/17/2016
Restaurants – Limited Service	Akron	OH		453	1,975	-	-	453	1,975	2,428	(27)	1960	05/17/2016
Restaurants – Limited Service	Akron	OH		1,194	647	-	-	1,194	647	1,841	(32)	1994	05/17/2016
Restaurants – Limited Service	Akron	OH		241	1,541	-	-	241	1,541	1,782	(56)	2005	05/17/2016
Restaurants – Limited Service	Massillon	OH		511	733	-	-	511	733	1,244	(26)	1996	05/17/2016
Restaurants – Limited Service	North Canton	OH		584	799	-	-	584	799	1,383	(29)	2003	05/17/2016
Restaurants – Limited Service	Seven Hills	OH		780	374	-	-	780	374	1,154	(17)	2001	05/17/2016
Restaurants – Limited Service	Stow	OH		718	725	-	-	718	725	1,443	(23)	1987	05/17/2016
Radio and Television Broadcasting	Honolulu	HI		392	11,391	-	-	392	11,391	11,783	(167)	1998	05/19/2016
Automotive Repair and Maintenance	Peru	IL		251	360	-	-	251	360	611	(10)	1996	05/26/2016
Automotive Repair and Maintenance	Princeton	IL		89	482	-	-	89	482	571	(16)	1993	05/26/2016
Plastics Product Manufacturing	Greenville	SC		958	3,146	-	-	958	3,146	4,104	(80)	1965	05/27/2016
Plastics Product Manufacturing	Travelers Rest	SC		919	5,883	-	-	919	5,883	6,802	(192)	1981	05/27/2016
Child Day Care Services	Andover	MA		1,500	5,423	-	-	1,500	5,423	6,923	(128)	1930	05/31/2016
Child Day Care Services	Beverly	MA		1,520	5,003	-	-	1,520	5,003	6,523	(117)	2009	05/31/2016
Child Day Care Services	Hopkinton	MA		2,438	7,089	-	-	2,438	7,089	9,527	(194)	2004	05/31/2016
Child Day Care Services	Marlborough	MA		1,038	3,683	-	-	1,038	3,683	4,721	(87)	1996	05/31/2016
Restaurants – Limited Service	Fargo	ND		1,008	1,202	-	-	1,008	1,202	2,210	(44)	2014	05/31/2016
Restaurants – Limited Service	Minot	ND		961	1,007	-	-	961	1,007	1,968	(39)	2013	05/31/2016
Lumber and Other Construction Materials Merchant Wholesalers	Naples	FL		2,154	3,343	-	-	2,154	3,343	5,497	(91)	2002	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Fort Myers	FL		5,501	15,647	-	-	5,501	15,647	21,148	(414)	1983	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Port	FL		1,249	3,247	-	-	1,249	3,247	4,496	(89)	2000	06/01/2016
Other Personal Services	Pompano Beach	FL	(f)	788	969	-	-	788	969	1,757	(41)	1968	06/01/2016
Elementary and Secondary Schools	Sunnyvale	CA		10,265	3,811	42	4,459	10,307	8,270	18,577	(172)	1956	06/02/2016
Restaurants – Limited Service	Abingdon	VA	(f)	321	96	106	585	427	681	1,108	(9)	1977	06/02/2016
Restaurants – Limited Service	Spring Hill	TN		455	91	441	450	896	541	1,437	(8)	2016	06/03/2016
Child Day Care Services	Sudbury	MA		2,291	6,093	-	-	2,291	6,093	8,384	(154)	1911	06/07/2016
Child Day Care Services	Walpole	MA		2,430	7,847	-	-	2,430	7,847	10,277	(152)	2008	06/07/2016
Child Day Care Services	Westford	MA		1,179	6,153	-	-	1,179	6,153	7,332	(141)	1996	06/07/2016
Furniture Stores	San Antonio	TX		1,190	3,501	-	-	1,190	3,501	4,691	(49)	1993	06/16/2016
Automotive Repair and Maintenance	Maplewood	MN		254	224	35	37	289	261	550	(9)	1962	06/17/2016
Automotive Repair and Maintenance	Minneapolis	MN		282	821	17	72	299	893	1,192	(24)	1954	06/17/2016
Child Day Care Services	Douglasville	GA		638	1,563	-	-	638	1,563	2,201	(28)	2008	06/27/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Nashville	TN		1,974	-	-	328	1,974	328	2,302	-		06/30/2016
Spring and Wire Product Manufacturing	Houston	TX		4,401	5,028	-	-	4,401	5,028	9,429	(96)	1972	06/30/2016
Other Professional, Scientific, and Technical Services	Glendale	WI	(f)	313	710	-	-	313	710	1,023	(19)	1974	06/30/2016
Child Day Care Services	Novi	MI		959	90	-	3,245	959	3,335	4,294	-		07/01/2016
Health Clubs	Katy	TX		1,065	468	-	3,625	1,065	4,093	5,158	-		07/11/2016
Restaurants – Full Service	Sioux City	IA		369	2,169	-	-	369	2,169	2,538	(40)	1994	07/15/2016
Foundation, Structure, and Building Exterior Contractors	Bangor	ME	(f)	273	614	82	163	355	777	1,132	(21)	1979	07/15/2016
Restaurants – Full Service	Brookings	SD		720	2,158	-	-	720	2,158	2,878	(47)	2003	07/15/2016
Restaurants – Full Service	Rapid City	SD		887	1,652	-	-	887	1,652	2,539	(36)	1996	07/15/2016
Restaurants – Full Service	Sioux Falls	SD		518	2,550	-	-	518	2,550	3,068	(49)	2001	07/15/2016
Restaurants – Full Service	Spearfish	SD		790	1,447	-	-	790	1,447	2,237	(31)	2000	07/15/2016
Restaurants – Full Service	Watertown	SD		700	2,327	-	-	700	2,327	3,027	(47)	2005	07/15/2016
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Philmont	NY	(f)	887	3,434	-	-	887	3,434	4,321	(79)	1963	07/21/2016
Bowling Centers	Seattle	WA		1,726	1,082	-	-	1,726	1,082	2,808	(26)	1957	07/26/2016
Other Personal Services	Ann Arbor	MI	(f)	719	899	-	-	719	899	1,618	(23)	1986	07/27/2016
Psychiatric and Substance Abuse Hospitals	Newton	AL		102	349	-	-	102	349	451	(5)	1980	07/28/2016
Psychiatric and Substance Abuse Hospitals	Oxford	AL		132	1,140	-	-	132	1,140	1,272	(12)	1950	07/28/2016
Psychiatric and Substance Abuse Hospitals	Waco	TX		68	223	-	-	68	223	291	(5)	1976	07/28/2016
Health Clubs	Florence	KY		286	-	-	690	286	690	976	-		07/29/2016
Other Personal Services	Phoenix	AZ		573	1,121	-	-	573	1,121	1,694	(15)	2008	08/02/2016
Other Personal Services	Jacksonville	FL		415	3,236	-	-	415	3,236	3,651	(114)	2004	08/02/2016
Other Personal Services	Newberry	FL		999	1,372	-	-	999	1,372	2,371	(29)	2008	08/02/2016
Other Personal Services	Ormond Beach	FL		404	1,274	-	-	404	1,274	1,678	(19)	2006	08/02/2016
Other Personal Services	Riviera Beach	FL		934	2,037	-	-	934	2,037	2,971	(34)	1987	08/02/2016
Other Personal Services	Sanford	FL		1,165	667	-	-	1,165	667	1,832	(15)	2007	08/02/2016
Other Personal Services	Kenner	LA		650	1,603	-	-	650	1,603	2,253	(27)	1968	08/02/2016
Other Personal Services	Huntersville	NC		1,070	732	-	-	1,070	732	1,802	(25)	2001	08/02/2016
Other Personal Services	Matthews	NC		440	1,162	-	-	440	1,162	1,602	(19)	1992	08/02/2016
Other Personal Services	Houston	TX		1,412	3,100	-	-	1,412	3,100	4,512	(46)	2008	08/02/2016
Other Personal Services	Humble	TX		936	1,746	-	-	936	1,746	2,682	(31)	2009	08/02/2016
Other Personal Services	Irving	TX		383	2,349	-	-	383	2,349	2,732	(28)	2005	08/02/2016
Restaurants – Limited Service	Houston	TX		348	459	-	-	348	459	807	(9)	1987	08/03/2016
Other Personal Services	Albuquerque	NM	(f)	764	1,010	-	-	764	1,010	1,774	(18)	1996	08/09/2016
Other Personal Services	Los Ranchos de Albuquerque	NM	(f)	1,107	768	-	-	1,107	768	1,875	(19)	1955	08/09/2016
Health Clubs	Little Rock	AR		1,867	1,330	-	-	1,867	1,330	3,197	(21)	2008	08/12/2016
Health Clubs	Chattanooga	TN		962	1,344	-	-	962	1,344	2,306	(22)	2007	08/12/2016
Other Professional, Scientific, and Technical Services	Columbus	GA	(f)	192	431	-	-	192	431	623	(8)	1975	08/19/2016
Restaurants – Full Service	Gastonia	NC		1,408	-	-	661	1,408	661	2,069	-		08/22/2016
Automotive Repair and Maintenance	Channahon	IL		446	630	-	-	446	630	1,076	-		08/25/2016
Automobile Dealers	Orlando	FL		4,389	4,933	-	-	4,389	4,933	9,322	(82)	1990	08/26/2016
Other Professional, Scientific, and Technical Services	Horn Lake	MS		200	673	-	-	200	673	873	(8)	1997	08/26/2016
Foundation, Structure, and Building Exterior Contractors	Rotterdam	NY	(f)	244	417	-	32	244	449	693	(8)	2002	08/26/2016
Restaurants – Limited Service	Benton	KY		341	574	-	-	341	574	915	(9)	2014	08/30/2016
Restaurants – Limited Service	Jackson	OH		521	394	-	-	521	394	915	(6)	1994	08/30/2016
Restaurants – Limited Service	Nelsonville	OH		382	563	-	-	382	563	945	(10)	1994	08/30/2016
Restaurants – Limited Service	Portsmouth	OH		377	607	-	-	377	607	984	(9)	1998	08/30/2016
Restaurants – Limited Service	Barboursville	WV		389	654	-	-	389	654	1,043	(10)	1994	08/30/2016
Restaurants – Limited Service	Parkersburg	WV		366	698	-	-	366	698	1,064	(10)	2007	08/30/2016
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Dripping Springs	TX		3,346	4,063	-	-	3,346	4,063	7,409	(93)	1981	09/02/2016
Lumber and Other Construction Materials Merchant Wholesalers	Big Lake	MN		752	492	-	-	752	492	1,244	(15)	1999	09/14/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Hastings	MN		798	1,038	-	-	798	1,038	1,836	(24)	1986	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Kasson	MN		367	1,249	-	-	367	1,249	1,616	(26)	1981	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Red Wing	MN		568	526	-	-	568	526	1,094	(15)	2002	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Stillwater	MN		207	45	-	-	207	45	252	(2)	1959	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Amery	WI		230	342	-	-	230	342	572	(7)	1998	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Chippewa Falls	WI		331	1,322	-	-	331	1,322	1,653	(19)	2006	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Hayward	WI		589	594	-	-	589	594	1,183	(14)	1970	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Milltown	WI		372	300	-	-	372	300	672	(8)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Rice Lake	WI		419	463	-	-	419	463	882	(10)	1982	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	River Falls	WI		817	1,146	-	-	817	1,146	1,963	(29)	1978	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Siren	WI		384	568	-	-	384	568	952	(13)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Spooner	WI		177	485	-	-	177	485	662	(9)	1970	09/14/2016
Restaurants – Full Service	McDonough	GA		1,814	235	-	820	1,814	1,055	2,869	-		09/16/2016
Restaurants – Limited Service	Carlisle	PA	(f)	668	-	-	713	668	713	1,381	-		09/20/2016
Restaurants – Full Service	Troy	NY		1,695	4,540	-	-	1,695	4,540	6,235	(36)	1989	09/26/2016
Other Professional, Scientific, and Technical Services	Carmel	IN		400	1,082	-	-	400	1,082	1,482	(10)	1975	09/27/2016
Medical Equipment and Supplies Manufacturing	Warsaw	IN		1,603	2,186	-	-	1,603	2,186	3,789	(34)	1954	09/28/2016
Restaurants – Full Service	Minneapolis	MN		2,614	3,424	-	-	2,614	3,424	6,038	(22)	1956	09/28/2016
Medical Equipment and Supplies Manufacturing	Kenosha	WI		1,456	2,774	-	-	1,456	2,774	4,230	(32)	2001	09/28/2016
Health Clubs	Fresno	CA	(f)	681	1,796	-	291	681	2,087	2,768	(16)	1978	09/30/2016
Child Day Care Services	Aurora	IL		332	1,228	-	-	332	1,228	1,560	(18)	1999	09/30/2016
Child Day Care Services	Naperville	IL		488	1,121	-	-	488	1,121	1,609	(17)	1999	09/30/2016
Child Day Care Services	Oswego	IL		374	1,155	-	-	374	1,155	1,529	(13)	2007	09/30/2016
Other Professional, Scientific, and Technical Services	Winston-Salem	NC	(f)	463	712	-	-	463	712	1,175	(11)	1966	09/30/2016
Metalworking Machinery Manufacturing	Mineral Ridge	OH		392	270	-	-	392	270	662	(4)	2001	09/30/2016
Other Chemical Product and Preparation Manufacturing	Fountain Inn	SC		612	4,113	-	-	612	4,113	4,725	(39)	1995	09/30/2016
Steel Product Manufacturing from Purchased Steel	Bristol	TN		1,698	5,746	-	-	1,698	5,746	7,444	(52)	1965	09/30/2016
Other Chemical Product and Preparation Manufacturing	Cleveland	TN		490	3,861	-	-	490	3,861	4,351	(33)	1977	09/30/2016
Boiler, Tank, and Shipping Container Manufacturing	Andrews	TX		2,098	1,545	-	-	2,098	1,545	3,643	(19)	1998	09/30/2016
Metalworking Machinery Manufacturing	Houston	TX		1,222	171	-	-	1,222	171	1,393	(4)	1965	09/30/2016
Dairy Product Manufacturing	Colby	WI		769	14,530	-	-	769	14,530	15,299	(130)	1976	09/30/2016
Dairy Product Manufacturing	Unity	WI		272	2,100	-	-	272	2,100	2,372	(21)	1990	09/30/2016
Motion Picture and Video Industries	Clinton Township	MI		2,119	4,674	-	3,600	2,119	8,274	10,393	(70)	1989	10/07/2016
Metalworking Machinery Manufacturing	Statesboro	GA		217	309	-	-	217	309	526	(4)	1999	10/14/2016
Metalworking Machinery Manufacturing	Macomb	MI		656	5,967	-	-	656	5,967	6,623	(42)	1999	10/14/2016
Metalworking Machinery Manufacturing	Washington	MO		892	2,758	-	-	892	2,758	3,650	(33)	1994	10/14/2016
Metalworking Machinery Manufacturing	Washington	MO		726	1,490	-	-	726	1,490	2,216	(20)	1999	10/14/2016
Metalworking Machinery Manufacturing	Fort Loramie	OH		490	2,476	-	-	490	2,476	2,966	(20)	1992	10/14/2016
Plastics Product Manufacturing	Perrysville	OH		4,176	10,092	-	-	4,176	10,092	14,268	(83)	1995	10/18/2016
Plastics Product Manufacturing	Streetsboro	OH		4,515	14,239	-	-	4,515	14,239	18,754	(117)	1993	10/18/2016
Health Clubs	Mission	TX		618	283	-	-	618	283	901	-		10/18/2016
Other Professional, Scientific, and Technical Services	Thiensville	WI	(f)	216	584	-	-	216	584	800	(6)	1964	10/21/2016
Offices of Physicians	Little Rock	AR		850	3,564	-	-	850	3,564	4,414	(17)	1989	10/26/2016
Restaurants – Full Service	Brooklyn Park	MN		905	1,216	-	-	905	1,216	2,121	(9)	1988	10/27/2016
Psychiatric and Substance Abuse Hospitals	Columbus	OH		1,517	14,502	-	-	1,517	14,502	16,019	(66)	2007	10/27/2016
Lumber and Other Construction Materials Merchant Wholesalers	Glencoe	MN		205	537	-	-	205	537	742	(6)	1961	10/28/2016
Lumber and Other Construction Materials Merchant Wholesalers	Watertown	MN		500	763	-	-	500	763	1,263	(7)	1997	10/28/2016
Furniture Stores	Prattville	AL		1,416	4,557	-	-	1,416	4,557	5,973	(21)	1996	10/31/2016
Other Personal Services	Thonotosassa	FL	(f)	575	1,708	-	-	575	1,708	2,283	(10)	2009	11/03/2016
Apparel Knitting Mills	Conover	NC		251	2,716	-	-	251	2,716	2,967	(16)	1973	11/07/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Apparel Knitting Mills	Newton	NC		445	1,765	-	-	445	1,765	2,210	(12)	1982	11/07/2016
Motor Vehicle and Motor Vehicle Parts and Supplies Merchant Wholesalers	Houston	TX	(f)	6,981	6,294	-	-	6,981	6,294	13,275	(69)	2015	11/07/2016
Furniture Stores	Rogers	AR		3,546	3,094	-	-	3,546	3,094	6,640	(18)	2005	11/09/2016
Furniture Stores	Terre Haute	IN		1,991	3,168	-	-	1,991	3,168	5,159	(18)	2013	11/09/2016
Furniture Stores	Springfield	MO		2,591	4,105	-	-	2,591	4,105	6,696	(18)	2005	11/09/2016
Furniture Stores	Springfield	MO		715	1,919	-	-	715	1,919	2,634	(11)	2013	11/09/2016
Restaurants – Limited Service	Lexington	KY	(f)	569	232	-	-	569	232	801	(2)	1980	11/14/2016
Restaurants – Limited Service	Lexington	KY	(f)	314	266	-	-	314	266	580	(2)	1980	11/14/2016
Restaurants – Limited Service	Lexington	KY	(f)	338	393	-	-	338	393	731	(3)	1986	11/14/2016
Restaurants – Limited Service	Middletown	KY	(f)	391	380	-	-	391	380	771	(3)	1997	11/14/2016
Restaurants – Limited Service	Nicholasville	KY	(f)	269	241	-	-	269	241	510	(2)	1992	11/14/2016
Restaurants – Limited Service	Pikeville	KY	(f)	321	300	-	-	321	300	621	(3)	1983	11/14/2016
Child Day Care Services	Queen Creek	AZ		527	1,581	-	-	527	1,581	2,108	(4)	2006	11/17/2016
Other Personal Services	Largo	FL	(f)	273	549	-	-	273	549	822	(2)	1950	11/18/2016
Child Day Care Services	Augusta	GA		148	445	-	-	148	445	593	(2)	1991	11/18/2016
Automobile Dealers	Indianapolis	IN		1,033	1,437	-	-	1,033	1,437	2,470	(6)	1969	11/18/2016
Automobile Dealers	Indianapolis	IN		720	700	-	-	720	700	1,420	(4)	1998	11/18/2016
Automobile Dealers	Mishawaka	IN		775	470	-	-	775	470	1,245	(3)	1999	11/18/2016
Semiconductor and Other Electronic Component Manufacturing	Albuquerque	NM		722	3,127	-	-	722	3,127	3,849	(13)	1999	11/18/2016
Automobile Dealers	Columbus	OH		385	724	-	-	385	724	1,109	(3)	1982	11/18/2016
Automobile Dealers	Columbus	OH		1,766	2,007	-	-	1,766	2,007	3,773	(9)	1967	11/18/2016
Restaurants – Full Service	San Antonio	TX		1,390	211	-	125	1,390	336	1,726	-		11/29/2016
Automotive Repair and Maintenance	Chandler	AZ		1,319	2,488	-	-	1,319	2,488	3,807	(6)	2000	11/30/2016
Automotive Repair and Maintenance	Fountain Hills	AZ		355	557	-	-	355	557	912	(2)	2009	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		765	702	-	-	765	702	1,467	(3)	1999	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		852	1,131	-	-	852	1,131	1,983	(3)	2008	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		426	704	-	-	426	704	1,130	(2)	1976	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		664	1,001	-	-	664	1,001	1,665	(3)	1995	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		706	1,208	-	-	706	1,208	1,914	(4)	1983	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		781	2,203	-	-	781	2,203	2,984	(6)	1986	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		858	976	-	-	858	976	1,834	(3)	2004	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		552	787	-	-	552	787	1,339	(3)	1993	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		893	743	-	-	893	743	1,636	(3)	1997	11/30/2016
Automotive Repair and Maintenance	Sun City West	AZ		452	1,134	-	-	452	1,134	1,586	(3)	1990	11/30/2016
Automotive Repair and Maintenance	Tempe	AZ		831	983	-	-	831	983	1,814	(3)	1995	11/30/2016
Automotive Repair and Maintenance	Henderson	NV		458	1,525	-	-	458	1,525	1,983	(5)	2006	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		316	755	-	-	316	755	1,071	(3)	1991	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		933	1,397	-	-	933	1,397	2,330	(5)	2004	11/30/2016
Automotive Repair and Maintenance	North Las Vegas	NV		1,044	1,107	-	-	1,044	1,107	2,151	(4)	2005	11/30/2016
Automotive Repair and Maintenance	Austin	TX		1,108	1,301	-	-	1,108	1,301	2,409	(4)	2009	11/30/2016
Automotive Repair and Maintenance	Georgetown	TX		638	502	-	-	638	502	1,140	(2)	2008	11/30/2016
Automotive Repair and Maintenance	Lakeway	TX		841	1,202	-	-	841	1,202	2,043	(5)	2015	11/30/2016
Health Clubs	Chicago	IL		7,155	4,440	-	-	7,155	4,440	11,595	(14)	1974	12/01/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,312	1,931	-	-	2,312	1,931	4,243	(10)	2005	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,100	1,393	-	-	2,100	1,393	3,493	(9)	2008	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,575	1,508	-	-	1,575	1,508	3,083	(7)	2011	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,314	1,479	-	-	1,314	1,479	2,793	(8)	2008	12/06/2016
Rubber Product Manufacturing	Kaufman	TX		1,119	5,897	-	-	1,119	5,897	7,016	(29)	1973	12/06/2016
Health Clubs	Harlingen	TX		920	391	-	-	920	391	1,311	-		12/08/2016
Child Day Care Services	Frisco	TX		995	1,842	-	-	995	1,842	2,837	(7)	2003	12/09/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2016 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Dickson City	PA		968	277	-	-	968	277	1,245	(2)	2000	12/12/2016
Paint, Coating, and Adhesive Manufacturing	Norton	OH		748	2,892	-	-	748	2,892	3,640	-	1986	12/16/2016
Paint, Coating, and Adhesive Manufacturing	Tomball	TX		1,544	1,272	-	-	1,544	1,272	2,816	-	2001	12/16/2016
Other Professional, Scientific, and Technical Services	Phoenix	AZ	(f)	611	1,808	-	-	611	1,808	2,419	-	1997	12/22/2016
Consumer Goods Rental	Cortez	CO		569	1,653	-	-	569	1,653	2,222	-	2014	12/22/2016
Consumer Goods Rental	Grand Junction	CO		578	831	-	-	578	831	1,409	-	2005	12/22/2016
Lawn and Garden Equipment and Supplies Stores	Monticello	MN		8,998	5,920	-	-	8,998	5,920	14,918	-		12/22/2016
Consumer Goods Rental	Ontario	OR		434	1,302	-	-	434	1,302	1,736	-	2010	12/22/2016
Other Professional, Scientific, and Technical Services	Arlington	TX		447	324	-	-	447	324	771	-	1993	12/22/2016
Other Professional, Scientific, and Technical Services	Bedford	TX		166	646	-	-	166	646	812	-	1982	12/22/2016
Other Professional, Scientific, and Technical Services	Farmers Branch	TX		118	551	-	-	118	551	669	-	1965	12/22/2016
Other Professional, Scientific, and Technical Services	Houston	TX		309	350	-	-	309	350	659	-	1977	12/22/2016
Other Professional, Scientific, and Technical Services	Houston	TX		218	148	-	-	218	148	366	-	1965	12/22/2016
Other Professional, Scientific, and Technical Services	Humble	TX		254	283	-	-	254	283	537	-	1992	12/22/2016
Other Professional, Scientific, and Technical Services	La Porte	TX		159	531	-	-	159	531	690	-	2000	12/22/2016
Other Professional, Scientific, and Technical Services	Mansfield	TX		271	430	-	-	271	430	701	-	1984	12/22/2016
Other Professional, Scientific, and Technical Services	Spring	TX		361	491	-	-	361	491	852	-	1994	12/22/2016
Other Professional, Scientific, and Technical Services	Wylie	TX		226	596	-	-	226	596	822	-	1985	12/22/2016
Consumer Goods Rental	Vernal	UT		420	1,306	-	-	420	1,306	1,726	-	2007	12/22/2016
Consumer Goods Rental	Riverton	WY		368	1,388	-	-	368	1,388	1,756	-	2009	12/22/2016
Cement and Concrete Product Manufacturing	Jacksonville	FL		4,343	3,230	-	-	4,343	3,230	7,573	-	2005	12/27/2016
Other Professional, Scientific, and Technical Services	Inver Grove Heights	MN		758	1,047	-	-	758	1,047	1,805	-	1963	12/30/2016
Psychiatric and Substance Abuse Hospitals	St. Albans	VT		312	283	-	-	312	283	595	-	1997	12/30/2016
			$249,593	$1,492,941	$2,968,659	$43,237	$258,132	$1,536,178	$3,226,791	$4,762,969	$(279,469)

(a)

As of December 31, 2016, we had investments in 1,631 single-tenant real estate property locations including 1,614 owned properties and 17 ground lease interests; 37 of our owned properties are accounted for as direct financing receivables and are excluded from the table above.  Initial costs exclude intangible lease assets totaling $92.3 million.

(b)	The aggregate cost for federal income tax purposes is approximately $4,823.0 million.
(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014

Balance, beginning of year	$3,677,876	$2,634,373	$1,604,329
Additions
Acquisitions	1,035,344	1,004,198	984,839
Improvements	122,243	80,803	70,710
Deductions
Provision for impairment of real estate	(1,720)	(1,000)	—
Cost of real estate sold	(70,774)	(40,498)	(25,505)
Balance, end of year	$4,762,969	$3,677,876	$2,634,373

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014

Balance, beginning of year	$(172,145)	$(92,665)	$(40,578)
Additions
Depreciation expense	(113,145)	(82,479)	(52,763)
Deductions
Accumulated depreciation associated with real estate sold	5,821	2,999	676
Balance, end of year	$(279,469)	$(172,145)	$(92,665)

(e)

The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.

(f)	Property is collateral for non-recourse debt obligations totaling $1.6 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2016

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (c)
First mortgage loans:
Three restaurant properties located in North Carolina and South Carolina	9.09%	1/1/2017	Interest only	Balloon of $2.1 million	None	$2,131	$2,131
Three movie theater properties located in North Carolina	8.35%	3/31/2017	Principal & Interest	Balloon of $13.0 million	None	13,014	12,948
Five restaurant properties located in Indiana and Ohio	10.00%	12/31/2017	Interest only	Balloon of $1.0 million	None	1,000	1,002
One family entertainment property located in Pennsylvania (a)	10.50%	9/30/2019	Principal & Interest	Balloon of $4.4 million	None	4,454	4,454
One health club property located in Minnesota (b)	7.80%	12/31/2020	Principal & Interest	Balloon of $1.9 million	None	2,000	2,024
29 restaurant properties located in Florida, Illinois, Louisiana and Mississippi	8.75%	7/1/2032	Principal & Interest	Balloon of $20.4 million	None	23,802	24,062
Two restaurant properties located in Louisiana	7.88%	7/1/2032	Principal & Interest	Balloon of $1.9 million	None	2,141	2,156
Five restaurant properties located in Mississippi	7.94%	7/1/2032	Principal & Interest	Balloon of $5.0 million	None	5,663	5,697
Three restaurant properties located in Idaho and Montana (b)	8.50%	11/1/2036	Principal & Interest	Balloon of $7.7 million	None	9,000	9,036
One automobile repair and maintenance property located in Illinois	8.73%	2/2/2038	Principal & Interest	Fully amortizing	None	2,396	2,403
One health club property located in Kansas	9.00%	3/31/2053	Principal & Interest	Fully amortizing	None	14,492	14,501
Two health club properties located in Alabama and Georgia	8.75%	6/30/2053	Principal & Interest	Fully amortizing	None	6,315	6,327
Two automobile dealer properties located in Indiana	8.50%	6/30/2053	Principal & Interest	Fully amortizing	None	6,711	6,725
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,312	3,322
Two mortgage loans secured by one recreation property located in Colorado	8.50%	2/28/2055	Principal & Interest	Fully amortizing	None	28,341	28,821
Three restaurant properties located in Ohio	7.50%	12/31/2055	Principal & Interest	Fully amortizing	None	3,074	3,085
Leasehold interest in an amusement park property located in Ontario, Canada (b)	9.00%	8/1/2056	Principal & Interest	Fully amortizing	None	7,928	8,039
						$135,774	$136,733

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Balance, beginning of year	$97,007	$65,432	$60,917
Additions:
New mortgage loans	44,778	36,130	6,689
Other: Capitalized loan origination costs	74	576	34
Deductions:
Collections of principal (d)	(5,042)	(5,085)	(2,159)
Other: Amortization of loan origination costs	(84)	(46)	(49)
Balance, end of year	$136,733	$97,007	$65,432

(a)	Represents a receivable under a contract for deed transaction; interest rate decreases to 8.75% when outstanding balance is below $3.3 million.
(b)	Loans require interest-only payments for a specified period followed by monthly payments of principal and interest.
(c)	The aggregate cost for federal income tax purposes is $136.7 million.
(d)

One mortgage loan was repaid in full during 2014 through a $1.9 million non-cash transaction in which the Company purchased the two underlying mortgaged properties and leased them back to the borrower.

See report of independent registered public accounting firm.