Form 10-Q
period 2017-03-31
STORE CAPITAL Corp
filed 2017-05-05
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

As of May 4, 2017, there were 171,374,944 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Investments:
Real estate investments:
Land and improvements	$1,632,788	$1,536,178
Buildings and improvements	3,522,747	3,226,791
Intangible lease assets	92,397	92,337
Total real estate investments	5,247,932	4,855,306
Less accumulated depreciation and amortization	(333,043)	(298,984)
	4,914,889	4,556,322
Loans and direct financing receivables	262,584	269,210
Net investments	5,177,473	4,825,532
Cash and cash equivalents	103,301	54,200
Other assets, net	91,455	61,936
Total assets	$5,372,229	$4,941,668

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$48,000
Unsecured notes and term loans payable, net	569,938	470,190
Non-recourse debt obligations of consolidated special purpose entities, net	1,958,426	1,833,481
Dividends payable	49,700	46,209
Accounts payable, accrued expenses and other liabilities	57,186	60,533
Total liabilities	2,635,250	2,458,413
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 171,378,139 and 159,341,955 shares issued and outstanding, respectively	1,714	1,593
Capital in excess of par value	2,903,774	2,631,845
Distributions in excess of retained earnings	(170,314)	(151,592)
Accumulated other comprehensive income	1,805	1,409
Total stockholders’ equity	2,736,979	2,483,255
Total liabilities and stockholders’ equity	$5,372,229	$4,941,668

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenues	$101,905	$80,767
Interest income on loans and direct financing receivables	5,780	4,415
Other income	286	52
Total revenues	107,971	85,234
Expenses:
Interest	29,640	23,435
Transaction costs	—	234
Property costs	806	486
General and administrative	10,243	8,591
Selling stockholder costs	—	800
Depreciation and amortization	35,215	26,479
Provision for impairment of real estate	4,270	—
Total expenses	80,174	60,025
Income from operations before income taxes	27,797	25,209
Income tax expense	106	69
Income before gain (loss) on dispositions of real estate	27,691	25,140
Gain (loss) on dispositions of real estate	3,699	(347)
Net income	$31,390	$24,793

Net income per share of common stock—basic and diluted	$0.19	$0.18
Weighted average common shares outstanding:
Basic	160,810,455	140,354,143
Diluted	160,810,455	140,564,379

Dividends declared per common share	$0.29	$0.27

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$31,390	$24,793
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	205	(253)
Cash flow hedge losses reclassified to interest expense	191	64
Total other comprehensive income (loss)	396	(189)
Total comprehensive income	$31,786	$24,604

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$31,390	$24,793
Adjustments to net income:
Depreciation and amortization	35,215	26,479
Amortization of deferred financing costs and other noncash interest expense	2,009	1,696
Amortization of equity-based compensation	1,874	1,661
Provision for impairment of real estate	4,270	—
(Gain) loss on dispositions of real estate	(3,699)	347
Noncash revenue and other	(711)	166
Changes in operating assets and liabilities:
Other assets	(1,859)	(1,942)
Accounts payable, accrued expenses and other liabilities	628	(587)
Net cash provided by operating activities	69,117	52,613
Investing activities
Acquisition of and additions to real estate	(417,165)	(273,393)
Investment in loans and direct financing receivables	(8,098)	(12,550)
Collections of principal on loans and direct financing receivables	14,764	164
Proceeds from dispositions of real estate	18,256	665
Net cash used in investing activities	(392,243)	(285,114)
Financing activities
Borrowings under credit facility	295,000	242,000
Repayments under credit facility	(343,000)	—
Borrowings under unsecured notes and term loans payable	100,000	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	134,961	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(9,315)	(5,309)
Financing costs paid	(2,558)	(12)
Proceeds from the issuance of common stock	281,021	1
Stock issuance costs paid	(9,591)	(434)
Shares repurchased under stock compensation plans	(1,346)	(1,719)
Dividends paid	(46,209)	(38,032)
Net cash provided by financing activities	398,963	196,495
Net increase (decrease) in cash, cash equivalents and restricted cash	75,837	(36,006)
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$149,003	$47,432

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$103,301	30,956
Restricted cash included in other assets	45,702	16,476
Total cash, cash equivalents and restricted cash	$149,003	47,432

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvement advances included in real estate investments	$9,350	$10,726
Accrued financing costs	171	—
Accrued stock issuance costs	458	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$22,472	$19,156
Cash paid during the period for income and franchise taxes	749	479

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2017

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

On November 21, 2014, the Company completed the initial public offering (IPO) of its common stock.  The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.  The Company was originally formed as a wholly owned subsidiary of STORE Holding Company, LLC (STORE Holding), a Delaware limited liability company; the voting interests of STORE Holding were entirely owned by entities managed by a global investment management firm.  Subsequent to the Company’s IPO, STORE Holding sold all of its shares through public offerings and, as of April 1, 2016, no longer owned any shares of the Company’s common stock.

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year.  Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

These condensed consolidated statements include the accounts of STORE Capital and its subsidiaries, which are wholly owned and controlled by the Company through its voting interest. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all of the general and administrative services for the day‑to‑day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non‑recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest‑bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long‑term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At March 31, 2017 and December 31, 2016, these special purpose entities held assets totaling $4.6 billion and $4.3 billion, respectively, and had third-party liabilities totaling $2.0 billion and $1.9 billion, respectively.  These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.  During the quarter ended December 31, 2016, the Company elected to early adopt Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, described below in Recent Accounting Pronouncements. Under this new guidance, transfers to or from restricted cash which have previously been shown in the operating, investing or financing sections of the statement of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the statement of cash flows. As a result of the adoption of ASU 2016-18, amounts previously shown as part of the change in other assets in the operating section and as transfers from or to restricted deposits in the investing section of the statement of cash flows for the three months ended March 31, 2016 have been retrospectively adjusted as follows:

	As Previously	As Adjusted	Effect of
	Reported	per ASU 2016-18	Change
Three Months Ended March 31, 2016
Operating Activities
Change in operating assets: Other assets	$(2,249)	$(1,942)	$307
Net cash provided by operating activities	52,306	52,613	307
Investing Activities
Transfers from restricted deposits	154	—	(154)
Net cash used in investing activities	(284,960)	(285,114)	(154)
Net decrease in cash, cash equivalents and restricted cash	(36,159)	(36,006)	153
Cash, cash equivalents and restricted cash, beginning of period	67,115	83,438	16,323
Cash, cash equivalents and restricted cash, end of period	30,956	47,432	16,476

Segment Reporting

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, established standards for the manner in which enterprises report information about operating segments. The Company views its operations as one reportable segment.

Accounting for Real Estate Investments

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Historically, the Company has expensed transaction costs associated with real estate acquisitions accounted for as business combinations in the period incurred. As discussed in Recent Accounting Pronouncements below, the Company adopted

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017 and, as a result, expects that fewer, if any, of its real estate acquisitions will be accounted for as business combinations.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors, including bona fide purchase offers received from third parties, in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurements below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. Direct costs associated with lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. Substantially all of the leases are triple net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. The Company may collect property taxes from its customers and remit those taxes to governmental authorities; such property taxes are presented on a net basis in the condensed consolidated statements of income.

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $16.8 million and $15.0 million of accrued straight‑line rental revenue, net of allowances of $4.3 million and $4.6 million, at March 31, 2017 and December 31, 2016, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

For leases that have contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Less than 2.0% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2017 and December 31, 2016, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at March 31, 2017 or December 31, 2016.

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

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $45.7 million and $19.0 million of restricted cash and deposits in escrow at March 31, 2017 and December 31, 2016, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

Deferred Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the condensed consolidated balance sheets. Deferred financing costs related to the establishment of the Company's credit facility are deferred and amortized to interest expense over the term of the credit facility and are included in other assets, net, on the condensed consolidated balance sheets.

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

As of March 31, 2017, the Company had one interest rate floor and five interest rate swap agreements in place.  Two of the swaps, with current notional amounts of $12.0 million and $6.2 million, were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4). One of the interest rate swaps has a notional amount of $100 million and was designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2019 (Note 4).  The remaining two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in general and administrative expense on the condensed consolidated statements of income ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings. During the three months ended March 31, 2017, the Company granted RSAs representing 97,235 shares of restricted common stock to its directors and key employees.  During the same period, RSAs representing 198,685 shares of previously issued restricted stock vested.  In connection with the vesting of the RSAs, the Company repurchased 56,097 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory minimum tax withholding obligations under the Company’s equity-based compensation plans. As of March 31, 2017, the Company had 358,266 shares of restricted common stock outstanding.

The Company values the RSUs (which contain both a market condition and a service condition) using a Monte Carlo simulation model on the date of grant and recognizes that amount in general and administrative expense on the condensed consolidated statements of income on a tranche by tranche basis ratably over the vesting periods. During the three months ended March 31, 2017, the Company awarded 373,719 RSUs to its executive officers.  At March 31, 2017, there were 1,093,153 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the

“more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2012 and tax returns filed for 2013 through 2016 are subject to examination by these jurisdictions. As of March 31, 2017 and December 31, 2016, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at March 31, 2017 or December 31, 2016.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$31,390	$24,793
Less: earnings attributable to unvested restricted shares	(104)	(123)
Net income used in basic and diluted income per share	$31,286	$24,670
Denominator:
Weighted average common shares outstanding	161,218,781	140,867,222
Less: Weighted average number of shares of unvested restricted stock	(408,326)	(513,079)
Weighted average shares outstanding used in basic income per share	160,810,455	140,354,143
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	210,236
Weighted average shares outstanding used in diluted income per share	160,810,455	140,564,379

(a)	For the three months ended March 31, 2017 and 2016, excludes 142,262 shares and 201,561 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. This new standard will be effective for the Company on January 1, 2018, with early adoption permitted.  The Company early adopted the provisions of ASU 2017-01 beginning with the quarter ended March 31, 2017.  As a result, transaction costs associated with the acquisition of real estate subject to an in-place lease will generally be included as part of the cost of the asset or assets acquired rather than expensed as incurred, as fewer, if any, real estate acquisitions will be accounted for as a business combination.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash within the statement of cash flows. This new guidance is effective for the Company on January 1, 2018, with early adoption permitted.  Upon adoption, the new guidance is required to be adopted retrospectively. The Company early adopted the provisions of ASU 2016-18 beginning with the quarter ended December 31, 2016 and has applied the provisions retrospectively. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the provisions of ASU 2016-09 beginning with the quarter ended March 31, 2017. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge criteria continue to be met.  The Company adopted the provisions of ASU 2016-05 beginning with the quarter ended March 31, 2017. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and, therefore, this new standard may result in these costs being expensed as incurred after adoption. Additionally, the new leasing and revenue recognition guidance (discussed below) will impact how lessors account for lease executory costs (such as property taxes, common area maintenance and utilities); the Company is currently in the process of evaluating the impact of this change.  Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office lease; while the Company is still in the process of evaluating these leases under the new guidance, it is likely that the Company will be required to recognize a right-of-use asset and a lease liability for the present value of the minimum lease payments. The standard will also require new disclosures within the notes accompanying the consolidated financial statements. This standard will be effective for the Company on January 1, 2019.  The Company has developed a four phase approach to the implementation of the new leasing standard and expects to complete the first two phases in 2017. The Company will continue to assess the method of adoption and the overall impact the adoption will have on its consolidated financial statements.

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

3. Investments

At March 31, 2017, STORE Capital had investments in 1,750 property locations representing 1,703 owned properties (of which 38 are accounted for as direct financing receivables), 18 ground lease interests and 29 properties which secure mortgage loans. The gross investment portfolio totaled $5.51 billion at March 31, 2017 and consisted of the gross acquisition cost of the real estate investments totaling $5.25 billion and loans and direct financing receivables with an aggregate carrying amount of $262.6 million. As of March 31, 2017, more than half of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During the three months ended March 31, 2017, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2016	1,660	$5,124,516
Acquisition of and additions to real estate (b)(c)	94	412,635
Investment in loans and direct financing receivables	1	8,098
Sales of real estate	(5)	(15,482)
Principal collections on loans and direct financing receivables	—	(14,764)
Provision for impairment of real estate	—	(4,270)
Other	—	(217)
Gross investments, March 31, 2017		5,510,516
Less accumulated depreciation and amortization		(333,043)
Net investments, March 31, 2017	1,750	$5,177,473

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Includes $0.3 million of interest capitalized to properties under construction.
(c)	Excludes $13.9 million of tenant improvement advances disbursed in 2017 which were accrued as of December 31, 2016.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 370 customers geographically dispersed throughout 48 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2017. None of the Company’s customers represented more than

10% of the Company’s real estate investment portfolio at March 31, 2017, with the largest customer representing approximately 3% of the total investment portfolio. On an annualized basis, the largest customer also represented approximately 3% of the Company’s total annualized investment portfolio revenues as of March 31, 2017. The Company’s customers operate their businesses across more than 440 concepts and the largest of these concepts represented approximately 3% of the Company’s total annualized investment portfolio revenues as of March 31, 2017.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of March 31, 2017 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	730	$1,171,384	21%
Manufacturing	160	804,859	15
Furniture stores	48	384,623	7
Early childhood education centers	169	372,936	7
Movie theaters	38	352,665	6
Health clubs	62	313,674	6
Lawn and garden equipment and supply stores	22	187,690	3
Automotive repair and maintenance	85	156,537	3
All other service industries	344	1,330,040	24
All other retail industries	92	436,108	8
	1,750	$5,510,516	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31,	December 31,
	2017	2016
In-place lease assets	$60,811	$61,634
Ground lease interest assets	21,313	20,430
Above-market lease assets	10,273	10,273
Total intangible lease assets	92,397	92,337
Accumulated amortization	(20,972)	(19,515)
Net intangible lease assets	$71,425	$72,822

Aggregate lease intangible amortization included in expense was $1.6 million during both the three months ended March 31, 2017 and 2016.  The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million during both the three months ended March 31, 2017 and 2016

Based on the balance of the intangible assets at March 31, 2017, the aggregate amortization expense is expected to be $4.7 million for the remainder of 2017, $6.1 million in 2018, $5.9 million in 2019, $5.3 million in 2020, $5.0 million in 2021 and $4.7 million in 2022; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.9 million for the remainder of 2017, $1.2 million in each of the years 2018 through 2020, $0.6 million in 2021 and $0.4 million in 2022.  The weighted average remaining amortization period is approximately nine years for the in‑place lease intangibles, approximately 46 years for the amortizing ground lease interests and approximately seven years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at March 31, 2017 was approximately 14 years. Substantially all of the leases are triple net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2017, nine of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2017, are as follows (in thousands):

Remainder of 2017	$321,750
2018	428,802
2019	428,555
2020	426,965
2021	424,967
2022	424,466
Thereafter	3,782,138
Total future minimum rentals	$6,237,643

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At March 31, 2017, the Company held 26 loans receivable with an aggregate carrying amount of $138.4 million. Seventeen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Five of the mortgage loans are shorter-term loans (mature within the next four years) that require either monthly interest-only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The nine other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

			Amount Outstanding
	Interest	Maturity	March 31,	December 31,
Type	Rate (a)	Date	2017	2016
Five mortgage loans receivable	8.87%	2017 - 2020	$22,546	$22,599
Five mortgage loans receivable (b)	8.55%	2032 - 2038	42,954	43,002
Seven mortgage loans receivable (c)	8.58%	2053 - 2056	60,535	70,173
Total mortgage loans receivable			126,035	135,774
Equipment and other loans receivable	9.13%	2017 - 2025	11,145	9,233
Total principal amount outstanding—loans receivable			137,180	145,007
Unamortized loan origination costs			1,246	1,205
Direct financing receivables			124,158	122,998
Total loans and direct financing receivables			$262,584	$269,210

(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Interest rates on three of these mortgage loans are subject to increases over the term of the loans.
(c)

Interest rates on four of these mortgage loans are subject to increases over the term of the loans. Three of the loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment. One loan outstanding at December 31, 2016 was repaid in full during the three months ended March 31, 2017.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2017	$408	$19,160	$19,568
2018	1,392	850	2,242
2019	1,923	4,374	6,297
2020	2,090	1,901	3,991
2021	1,137	1,484	2,621
2022	750	—	750
Thereafter	65,522	36,189	101,711
Total principal payments	$73,222	$63,958	$137,180

As of March 31, 2017 and December 31, 2016, the Company had $124.2 million and $123.0 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Minimum lease payments receivable	$301,127	$300,832
Estimated residual value of leased assets	14,815	14,500
Unearned income	(191,784)	(192,334)
Net investment	$124,158	$122,998

As of March 31, 2017, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $8.9 million for the remainder of 2017 and average approximately $12.1 million for each of the next five years.

4. Debt

Credit Facility

As of March 31, 2017, the Company had a $500 million unsecured revolving credit facility with a group of lenders. The facility, which was put in place in September 2014 and amended in September 2015, is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt and includes an accordion feature that allows the size of the facility to be increased up to $800 million.

The amended facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC (SCA), one of the Company’s direct wholly owned subsidiaries. Borrowings under this facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The credit spread used is based on the Company’s leverage ratio as defined in the credit agreement; as of March 31, 2017, LIBOR-based borrowings under the facility bear interest at LIBOR plus 1.35%. The Company must also pay a non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At March 31, 2017, the Company had no borrowings outstanding and a pool of unencumbered assets aggregating approximately $2.56 billion, substantially all of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the revolving credit facility including a maximum total leverage ratio of 65%, a minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1.0 billion plus 75% of any additional equity raised after September 2015, a maximum dividend payout ratio limited to 95% of Funds from Operations and a maximum unsecured debt leverage ratio of 50%, all as defined in the credit agreement. As of March 31, 2017, the Company was in compliance with these covenants.

At March 31, 2017 and December 31, 2016, unamortized financing costs related to the Company’s credit facility totaled $2.5 million and $2.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

The Company has entered into Note Purchase Agreements (NPAs) with institutional purchasers that provided for the private placement of three series of senior unsecured notes aggregating $375 million (the Notes).  Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an Applicable Credit Rating that is an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPA).  The Notes are senior unsecured obligations of the Company and are guaranteed by SCA.

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above, including the maximum total leverage ratio, the minimum EBITDA to fixed charges ratio and the minimum consolidated net worth amount, as well as a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio and a minimum interest coverage ratio on unsecured debt.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2017, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan; the interest rate on the loan resets monthly at one-month LIBOR plus a credit spread ranging from 1.35% to 2.15%. In March 2017, the Company entered into a second $100 million floating rate, unsecured term note.  This second loan is a two-year loan which has three one-year extension options and the interest rate on the loan resets monthly at one-month LIBOR plus a credit spread ranging from 1.30% to 2.15%.  The credit spread used is based on the Company’s leverage ratio as defined in the loan agreements.

The term loans were arranged with lenders who also participate in the Company’s unsecured revolving credit facility. The financial covenants of the term loans match the covenants of the unsecured credit facility. The term loans are senior unsecured obligations of the Company and are guaranteed by SCA and may be prepaid at any time without penalty.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		March 31,	December 31,
	Date	Rate		2017	2016
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000
Total notes payable				375,000	375,000
Term Loans:
Term Loan issued March 2017	Mar. 2019	2.77	% (a)	100,000	—
Term Loan issued April 2016	Apr. 2021	2.69	% (b)	100,000	100,000
Total term loans				200,000	100,000
Unamortized deferred financing costs				(5,062)	(4,810)
Total unsecured notes and term loans payable, net				$569,938	$470,190

(a)

Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.30% at March 31, 2017.  The Company has entered into an interest rate swap agreement that effectively converts the floating rate to the fixed rate noted as of March 31, 2017.

(b)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.35% at March 31, 2017.  The Company has entered into two interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of March 31, 2017.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $128.0 million at March 31, 2017.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium. As of March 31, 2017, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.5 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $421.4 million at March 31, 2017.

The mortgage notes payable, which are obligations of the consolidated special purpose entities described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		March 31,	December 31,
	Date	Rate		2017	2016
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A	Aug. 2019	5.77%		$199,852	$200,749
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		140,045	140,724
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		100,805	101,265
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		72,982	73,307
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		118,300	118,450
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		94,090	94,208
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		95,231	95,693
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		91,384	91,801
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		94,782	95,204
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		138,017	138,192
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		267,412	267,750
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		198,550	199,423
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		135,000	—
Total non-recourse net-lease mortgage notes				1,746,450	1,616,766
Non-recourse mortgage notes payable:
$2,956 note issued June 2013				—	2,663
$7,088 note issued April 2007 (a)	May 2017	6.00	% (a)	6,426	6,457
$4,400 note issued August 2007 (b)	Sept. 2017	6.7665	% (b)	3,555	3,586
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		6,886	6,960
$20,530 note issued December 2011; amended February 2012	Jan. 2019	5.275	% (c)	18,232	18,359
$6,500 note issued December 2012	Dec. 2019	4.806%		5,858	5,900
$16,100 note issued February 2014	Mar. 2021	4.83%		15,065	15,159
$13,000 note issued May 2012	May 2022	5.195%		11,657	11,737
$14,950 note issued July 2012	Aug. 2022	4.95%		13,036	13,135
$26,000 note issued August 2012	Sept. 2022	5.05%		23,465	23,625
$6,400 note issued November 2012	Dec. 2022	4.707%		5,786	5,827
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,857	10,931
$17,500 note issued August 2013	Sept. 2023	5.46%		16,282	16,380
$10,075 note issued March 2014	Apr. 2024	5.10%		9,650	9,691
$21,125 note issued July 2015	Aug. 2025	4.36%		21,125	21,125
$65,000 note issued June 2016	Jul. 2026	4.75%		64,363	64,614
$7,750 note issued February 2013	Mar. 2038	4.81	% (d)	7,066	7,114
$6,944 notes issued March 2013	Apr. 2038	4.50	% (e)	6,285	6,330
Total non-recourse mortgage notes payable				245,594	249,593
Unamortized net (discount) premium				(411)	(336)
Unamortized deferred financing costs				(33,207)	(32,542)
Total non-recourse debt obligations of consolidated special purpose entities, net				$1,958,426	$1,833,481

(a)	Note was assumed in December 2013 at a premium; estimated effective yield at assumption of 4.45%.
(b)	Note was assumed in September 2014 at a premium; estimated effective yield at assumption of 3.40%.
(c)

Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $12.0 million portion and a $6.2 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(d)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(e)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has an agreement with a derivative counterparty which provides that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company has agreements with other derivative counterparties which provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.    As of March 31, 2017, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of March 31, 2017, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2017	$21,796	$9,921	$31,717
2018	30,304	6,664	36,968
2019	29,312	313,539	342,851
2020	23,860	293,632	317,492
2021	21,016	229,366	250,382
2022	20,506	211,493	231,999
Thereafter	56,436	1,299,199	1,355,635
	$203,230	$2,363,814	$2,567,044

5. Stockholders’ Equity

During the first quarter of 2017, the Company completed a follow-on stock offering in which the Company issued and sold 9,947,500 shares of common stock.  The Company received $220.8 million in proceeds, net of both underwriters’ discount and offering expenses, in connection with this offering.

In September 2016, the Company established an “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it offers and sells registered shares of common stock up to a maximum amount of $400 million through a group of banks acting as its sales agents. During the first quarter of 2017, the Company issued and sold 2,047,546 shares of common stock under the program at a weighted average share price of $25.02, raising $51.2 million in gross proceeds, or $50.3 million in net proceeds after the payment of sales agents’ commissions of $0.8 million and offering expenses. Since the program began in 2016, the Company has issued and sold an aggregate of 8,132,647 shares of common stock under the program at a weighted average share price of $26.25 and raised approximately $213.5 million in aggregate gross proceeds, or approximately $209.6 million in aggregate net proceeds after the payment of sales agents’ commissions of $3.2 million and offering expenses.

The Company declared dividends payable to common stockholders totaling $49.7 million and $38.0 million during the three months ended March 31, 2017 and 2016, respectively.

6. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.  As of March 31, 2017, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $50.7 million which will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.  At March 31, 2017 and December 31, 2016, the fair value of the Company’s derivative instruments was an asset of $1.9 million and $1.6 million, respectively, included in other assets, net, on the condensed consolidated balance sheets, and a liability of $109,000 and $180,000, respectively, included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2017 and December 31, 2016. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2017, these debt obligations had a carrying value of $2,528.4 million and an estimated fair value of $2,622.8 million. At December 31, 2016, these debt obligations had an aggregate carrying value of $2,303.7 million and an estimated fair value of $2,353.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation, a Maryland corporation, as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Examples of single-tenant operational real estate include restaurants, early childhood education centers, furniture stores, movie theaters and health clubs. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long‑term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long‑term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

We are a Maryland corporation organized as an internally managed real estate investment trust, or REIT.  As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all of our taxable income to our stockholders and meet other requirements.

The growth of our Company from inception in May 2011 until November 2014 was funded by STORE Holding Company, LLC, or STORE Holding, a Delaware limited liability company, substantially all of which was owned, directly or indirectly, by certain investment funds managed by Oaktree Capital Management, L.P. In November 2014, we took the Company public on the New York Stock Exchange and now our common stock trades under the ticker symbol “STOR”. Subsequent to the Company’s IPO, STORE Holding sold all of its shares through a series of public offerings and, as of April 1, 2016, no longer owned any shares of the Company’s common stock.

Since our inception in 2011, we have selectively originated a real estate investment portfolio totaling approximately $5.5 billion, consisting of investments in 1,750 property locations across 48 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of March 31, 2017, approximately 97% of our leases (based on annualized base rent) are “triple-net” leases, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2017, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 9% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost). Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries.

Liquidity and Capital Resources

At the beginning of 2017, our real estate investment portfolio totaled $5.1 billion, consisting of investments in 1,660 property locations with base rent and interest due from our customers aggregating approximately $34.9 million per month, excluding future rent payment escalations. By March 31, 2017, our investment portfolio had grown to approximately $5.5 billion, consisting of investments in 1,750 property locations with base rent and interest aggregating approximately $37.3 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant.  Leases related to only two of our owned properties are scheduled to expire in 2017 and 89% of our leases have ten years or more remaining in their base lease term.  As of March 31, 2017, nine of our 1,750 property locations were vacant and not subject to a lease, which represents a 99.5% occupancy rate.  We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

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

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable‑rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. Our weighted average debt maturity at March 31, 2017 was approximately 6.2 years. By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability.  In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2017, all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt. In conjunction with our investment-grade unsecured debt strategy, we are targeting a level of debt (net of cash and cash equivalents) that approximates six times our earnings before interest, taxes, depreciation and amortization.

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

Our goal is to employ a prudent blend of secured non-recourse debt paired with senior unsecured debt. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered.  Our non-recourse borrowings have a current weighted average loan-to-cost ratio of approximately 68% and approximately 54% of our investment portfolio serves as collateral for this long-term debt.  The remaining 46% of our portfolio properties, aggregating $2.56 billion at March 31, 2017, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings.  The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company.

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

To complement our STORE Master Funding program, we use our investment-grade credit rating to issue senior unsecured long-term debt.  In March 2017, we added a $100 million floating-rate, unsecured two-year term loan, which has three one-year extension options. To date, our unsecured long-term debt has been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility.  Concurrent with the closing of each of our floating-rate term loans, we entered into interest rate swaps that effectively convert the floating rates to fixed rates; the weighted average effective fixed interest rate for these term loans is approximately 2.7%. We are currently rated BBB-, Positive Outlook, by both Standard & Poor’s Ratings Services and Fitch Ratings.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt.  As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility.  During the remainder of 2017, two pieces of secured debt having aggregate balloon payments of $9.9 million mature and we expect to repay this debt when it matures. We have no significant debt maturities until 2019 when our first issuance of STORE Master Funding notes is scheduled to mature, though we may choose to prepay some of our existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Typically, we use our $500 million unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. The facility, which includes an accordion feature that allows the size of the facility to be increased up to $800 million, matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. This facility bears interest at a rate selected by us equal to either (1) LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a leverage-based credit spread ranging from 0.35% to 1.15% and also includes a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time. At March 31, 2017, we had no borrowings outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $2.6 billion, substantially all of which can serve as eligible unencumbered assets under the credit facility. Corporate covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1.0 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly owned subsidiaries. We remain in compliance with these covenants.

As summarized below, less than half of our real estate investment portfolio serves as collateral for outstanding borrowings under our STORE Master Funding debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. We believe our STORE Master Funding program allows for flexibility not commonly found in nonrecourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management.

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

In March 2017, we sold $135 million of A+ rated notes under the STORE Master Funding secured debt program.  These notes, which were originally issued in October 2016 and had been retained by the Company for future sale, have an interest rate of 4.32% and a remaining term of approximately 10 years.  We have historically retained the Class B notes of each series, which aggregate $128.0 million in principal amount outstanding at March 31, 2017 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

The ABS notes outstanding at March 31, 2017 totaled $1.7 billion in Class A principal amount supported by a collateral pool valued at $2.5 billion representing 971 property locations operated by 186 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the three months ended March 31, 2017, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $24 million on cash collections of $52 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.85 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

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

As of March 31, 2017, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $2.6 billion, a weighted average maturity of 6.2 years and a weighted average interest rate of 4.5%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2017:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,746	$2,527	$—	$2,527
Other mortgage notes payable	246	422	—	422
Unsecured notes and term loans payable	575	—	—	—
Total long-term debt	2,567	2,949	—	2,949
Unsecured credit facility	—	—	—	—
Unencumbered real estate assets	—	1,922	640	2,562
	$2,567	$4,871	$640	$5,511

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

During the first quarter of 2017, we completed a follow-on stock offering in which the Company issued and sold 9,947,500 shares of common stock at a price to the public of $23.10 per share.  We raised approximately $220.8 million of net proceeds from this offering, which was used to pay down amounts then outstanding under our credit facility and to fund real estate acquisitions.

In September 2016, we established an “at the market” equity distribution program, or ATM program, under which, from time to time, we offer and sell registered shares of our common stock up to a maximum amount of $400 million through a group of banks acting as our sales agents.  During the first quarter of 2017, we issued and sold 2,047,546 shares under the program at a weighted average share price of $25.02, raising $51.2 million in gross proceeds and $50.3 million in net proceeds after the payment of sales agents’ commissions of $0.8 million and offering expenses. Since the program began in 2016, we have issued and sold an aggregate of 8,132,647 shares under the program at a weighted average share price of $26.25, raising $213.5 million in aggregate gross proceeds and $209.6 million in aggregate net proceeds after the payment of sales agents’ commissions of $3.2 million and offering expenses. The net proceeds were primarily used to fund real estate acquisitions.

As shown in the following table, net cash provided by operating activities rose primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to make headway into our target market by identifying and acquiring real estate, primarily through sale‑leaseback transactions. Real estate investment activity was funded with a combination of cash from operations, borrowings under our unsecured credit facility, proceeds from the issuance of debt and, in 2017, proceeds from our follow-on stock offering and sales of stock under our ATM program.  We paid dividends to our stockholders totaling $46.2 million and $38.0 million during the first three months of 2017 and 2016, respectively.  We increased our quarterly dividend in the third quarter of 2016 by 7.4% to an annualized $1.16 per common share.  Cash for the increase in dividends between periods resulted primarily from the increase in cash provided by our operations. Cash provided by operations after dividends and debt principal payments was used to partially fund real estate acquisitions.

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$69,117	$52,613
Net cash used in investing activities	(392,243)	(285,114)
Net cash provided by financing activities	398,963	196,495
Net increase (decrease) in cash, cash equivalents and restricted cash	75,837	(36,006)
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$149,003	$47,432

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$103,301	$30,956
Restricted cash included in other assets	45,702	16,476
Total cash, cash equivalents and restricted cash	$149,003	$47,432

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2016, we have contractual obligations related to our credit facility and long-term debt obligations, interest on those debt obligations, commitments to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease.  As disclosed in Liquidity and Capital Resources, during the first quarter of 2017, we entered into two long-term debt obligations: (1) a $100 million two-year bank term loan, which has three one-year extension options, and has been effectively converted to a fixed rate of 2.77% through the use of an interest rate swap, and (2) $135 million of STORE Master Funding net-lease mortgage notes, which have an interest rate of 4.32% and a remaining term of approximately 10 years.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2017 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Real Estate Portfolio Information

As of March 31, 2017, our total investment in real estate and loans approximated $5.5 billion, representing investments in 1,750 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from approximately 590 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases.  The weighted average non‑cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified.  As of March 31, 2017, our 1,750 property locations were operated by nearly 370 customers across 48 states.  Our largest customer represented just over 3% of our portfolio at March 31, 2017, and our top ten largest customers represented less than 18% of annualized base rent and interest.  Our customers operate their businesses across more than 440 brand names or business concepts in over 100 industries.  Our top five concepts as of March 31, 2017 were Art Van Furniture, Ashley Furniture HomeStore, Applebee’s, Gander Mountain and Mills Fleet Farm; combined, these concepts represented 12% of annualized base rent and interest.  Our top five industries as of March 31, 2017 are restaurants, early childhood education centers, furniture stores, movie theaters and health clubs.  Combined, these industries represented 47% of annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on March 31, 2017, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of March 31, 2017, our 1,750 property locations were operated by nearly 370 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	3.1%	17
American Multi-Cinema, Inc. (Starplex/Carmike/Showplex/AMC)	2.4	15
Cadence Education, Inc. (Early childhood/elementary education)	2.1	32
Gander Mountain Company	2.0	13
Mills Fleet Farm Group, LLC	2.0	6
RMH Franchise Holdings, Inc. (Applebee's)	1.5	33
O'Charley's LLC	1.3	30
Automotive Remarketing Group, Inc.	1.1	6
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.1	11
FreedomRoads, LLC (Camping World)	1.1	8
All other (359 customers)	82.3	1,579
Total	100.0%	1,750

Diversification by Concept

As of March 31, 2017, our customers operated their businesses across more than 440 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Art Van Furniture	3.1%	17
Ashley Furniture HomeStore	3.0	25
Applebee's	2.1	48
Gander Mountain	2.0	13
Mills Fleet Farm	2.0	6
Popeyes Louisiana Kitchen	1.5	63
Starplex Cinemas	1.3	8
O'Charley's	1.3	30
Captain D's	1.1	73
Sonic Drive-In	1.1	56
All other (436 concepts)	81.5	1,411
Total	100.0%	1,750

Diversification by Industry

As of March 31, 2017, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry	Interest	Properties	(in thousands)
Service:
Restaurants—full service	13.4%	335	2,325
Restaurants—limited service	8.0	395	1,045
Early childhood education centers	7.0	169	1,843
Movie theaters	6.5	38	1,824
Health clubs	5.8	62	1,727
Automotive repair and maintenance facilities	2.8	85	406
Colleges and professional schools	1.8	6	488
All other service (44 industries)	22.1	338	9,523
Total service	67.4	1,428	19,181
Retail:
Furniture stores	6.7	48	3,096
Lawn and garden equipment and supply stores	3.1	22	1,859
Sporting goods and hobby stores	2.4	16	1,050
All other retail (12 industries)	5.5	76	3,031
Total retail	17.7	162	9,036
Manufacturing:
Total manufacturing (41 industries)	14.9	160	15,982
Total	100.0%	1,750	44,199

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,750 property locations can be found in 48 of the 50 states (excluding Delaware and Rhode Island).  The following table details the top ten geographical locations of the properties as of March 31, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.1%	177
Illinois	7.8	123
Florida	6.0	104
Ohio	6.0	104
Georgia	5.6	115
Tennessee	4.6	85
Michigan	4.2	64
California	4.0	24
Arizona	4.0	71
Minnesota	3.2	53
All other (38 states) (1)	42.5	830
Total	100.0%	1,750

(1)	Includes two properties in Ontario, Canada which represent 0.2% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of March 31, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2017	0.5%	13
2018	0.3	2
2019	0.7	8
2020	0.7	7
2021	1.0	8
2022	0.3	5
2023	1.6	34
2024	1.1	18
2025	2.0	22
2026	2.9	59
Thereafter	88.9	1,565
Total	100.0%	1,741

(1)	Expiration year of contracts in place as of March 31, 2017 and excludes any tenant option renewal periods.
(2)	Excludes nine properties which were vacant and not subject to a lease as of March 31, 2017.

Results of Operations

Overview

As of March 31, 2017, our real estate investment portfolio had grown to approximately $5.5 billion, consisting of investments in 1,750 property locations in 48 states, operated by nearly 370 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended
	March 31,		Increase
(In thousands)	2017	2016	(Decrease)
Total revenues	$107,971	$85,234	$22,737
Expenses:
Interest	29,640	23,435	6,205
Transaction costs	—	234	(234)
Property costs	806	486	320
General and administrative	10,243	8,591	1,652
Selling stockholder costs	—	800	(800)
Depreciation and amortization	35,215	26,479	8,736
Provision for impairment of real estate	4,270	—	4,270
Total expenses	80,174	60,025	20,149
Income from operations before income taxes	27,797	25,209	2,588
Income tax expense	106	69	37
Income before gain (loss) on dispositions of real estate	27,691	25,140	2,551
Gain (loss) on dispositions of real estate	3,699	(347)	4,046
Net income	$31,390	$24,793	$6,597

Revenues

The increase in revenues quarter over quarter was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $5.3 billion in 2017 and $4.1 billion in 2016. Our real estate investment portfolio grew from approximately $4.3 billion in gross investment amount representing 1,397 properties as of March 31, 2016 to approximately $5.5 billion in gross investment amount representing 1,750 properties at March 31, 2017. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, the vast majority of the increase in revenues between periods is related to recognizing revenue in 2017 on acquisitions that were made during 2016. Similarly, the full revenue impact of acquisitions made during the first three months of 2017 will not be seen until the second quarter of 2017.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. For the three months ended March 31, 2017, we experienced a small decrease in the weighted average lease rate achieved as compared to the same period in 2016 and, based on our most recent experience, our expectations for the future include the possibility that we could see flat to a slight increase in lease rates as market interest rates increase. The weighted average initial real estate capitalization rate on the properties we acquired during the first quarter of 2017 was 7.7% as compared to 8.0% for properties acquired in the first quarter of 2016.

Interest Expense

The increase in interest expense, as summarized in the table below, was due primarily to an increase in long‑term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. We fund the growth in our real estate investment portfolio with long‑term fixed-rate debt, net proceeds from equity issuances and excess cash flow from our operations after dividends and principal payments on our debt. We use our credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the periods presented.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Interest expense - credit facility	$938	$385
Interest expense - credit facility non-use fees	194	206
Interest expense - long-term debt (secured and unsecured)	26,808	21,370
Capitalized interest	(309)	(222)
Amortization of deferred financing costs and other	2,009	1,696
Total interest expense	$29,640	$23,435
Credit facility:
Average debt outstanding	$168,622	$72,154
Average interest rate during the period (excluding non-use fees)	2.2%	2.1%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,345,911	$1,802,941
Average interest rate during the period	4.6%	4.7%

The average amount of long-term debt outstanding was approximately $2.3 billion during the three months ended March 31, 2017, up from approximately $1.8 billion for the same period in 2016, making it the primary driver for the increase in interest expense on long-term debt. This increase was slightly offset by a decrease in the weighted average interest rate due to lower rates on debt we added after March 31, 2016. The long-term senior unsecured debt we issued in April 2016 and March 2017, aggregating $400 million, bears a weighted average interest rate of 3.7% and the STORE Master Funding net‑lease mortgage notes we sold in October 2016 and March 2017, aggregating $335 million, bear a weighted average interest rate of 4.1%. We also borrowed $65 million of traditional mortgage debt with an interest rate of 4.75% in June 2016. As of March 31, 2017, we had $2.6 billion of long-term debt outstanding with a weighted average interest rate of 4.5%.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we use to repay the amounts outstanding under our revolving credit facility. Interest expense, excluding non-use fees, associated with our revolving credit facility increased to $0.9 million for the three months ended March 31, 2017, up from $0.4 million for the same period in 2016, primarily as a result of the increase in average borrowings outstanding on our revolving credit facility which increased from $72.2 million for the three months ended March 31, 2016 to $168.6 million for the comparable period in 2017. During the three months ended March 31, 2017, the average one-month LIBOR was approximately 0.4% higher than during the same period in 2016.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented $0.3 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs are capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease and have historically accounted for those transactions as business combinations in accordance with the then-existing accounting guidance. Accordingly, the costs incurred on properties acquired that were subject to an existing lease have been expensed to operations as incurred. As noted in Note 2 to the condensed consolidated financial statements, we adopted ASU 2017-01 in 2017 and, as a result, expect that fewer, if any, of our real estate acquisitions subject to an existing lease will be accounted for as business combinations and expect that the related closing costs will be capitalized as part of the investment in those properties. Transaction costs expensed during the three months ended March 31, 2016 totaled $0.2 million.  As expected, there were no transactions costs expensed during the three months ended March 31, 2017.

Property Costs

Approximately 97% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2017, nine of our properties were vacant and not subject to a lease and leases related to only two of our owned properties will mature in 2017. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs for the three months ended March 31, 2017 and 2016 was approximately $114,000 and $112,000, respectively, related to the amortization of ground lease interest intangibles. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $10.2 million for the three months ended March 31, 2017 as compared to $8.6 million for the same period in 2016 with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased partially due to staffing additions to support our growing investment portfolio as well as an increase in amortization expense related to our stock-based incentive compensation program where our legacy incentive plans are being replaced with public company incentive plans that are more comprehensive and include more of our employees. Our employee base grew from 62 employees at March 31, 2016 to 70 employees as of March 31, 2017. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $26.5 million for the three months ended March 31, 2016 to $35.2 million for the comparable period in 2017.

Gain (Loss) on Dispositions of Real Estate

We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended March 31, 2017, we recognized a $3.7 million aggregate gain on the sale of five properties.  In comparison, for the three months ended March 31, 2016, we recognized a $0.3 million loss on the sale of one property.  Net income for the three months ended March 31, 2017 also included the impact of a $4.3 million provision for impairment related to a property sold subsequent to the end of the quarter.

Net Income

Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and to the increase in gains on dispositions of real estate, as described above.  As a result of the factors discussed above, for the three months ended March 31, 2017, our net income rose to $31.4 million from the $24.8 million in net income reported for the comparable period in 2016.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income, excluding gains (or losses) from extraordinary items and sales of depreciable property, real estate impairment losses and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain non‑cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation. In addition, in deriving AFFO, we exclude certain other costs not related to our ongoing operations, such as the amortization of lease-related intangibles and, historically, transaction costs associated with acquiring real estate subject to existing leases.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional non-cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation as such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. Additionally, in deriving AFFO, we exclude certain other costs, such as the amortization of lease-related intangibles and, historically, transaction costs associated with acquiring real estate subject to existing leases. We believe that these costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, we add back the portion expensed when computing AFFO. Similarly, in 2016 we excluded the offering expenses incurred on behalf of our selling stockholder, STORE Holding, when it exited all of its holdings of STORE Capital common stock, as those costs are not related to our ongoing operations.  As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability.  Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net Income	$31,390	$24,793
Depreciation and amortization of real estate assets	35,074	26,372
Provision for impairment of real estate	4,270	—
(Gain) loss on dispositions of real estate	(3,699)	347
Funds from Operations	67,035	51,512
Adjustments:
Straight-line rental revenue, net	(1,155)	(470)
Transaction costs	—	234
Amortization of:
Equity-based compensation	1,874	1,661
Deferred financing costs and other noncash interest expense	2,009	1,696
Lease-related intangibles and costs	195	414
Selling stockholder costs	—	800
Adjusted Funds from Operations	$69,958	$55,847

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a secured, fixed‑rate basis for longer‑term debt issuances. In addition, we issue long-term senior unsecured debt through the unsecured term debt market to complement our secured borrowings. At March 31, 2017, all of our long‑term debt carried a fixed interest rate, or was effectively converted to a fixed‑rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.2 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with either secured or unsecured long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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
•

We strive to grow our free cash flow such that, over time, the difference between our cash flow from operating activities, after the payment of dividends, plus cash flows from property sales and principal collected on our loans receivable, and our scheduled annual debt maturities will be 1.5% of our assets or less.

See our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of March 31, 2017, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of March 31, 2017 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the Securities and Exchange Commission on February 24, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2017, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the first quarter of 2017 were in connection with this tax withholding obligation.  During the three months ended March 31, 2017, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2017 through January 31, 2017	-	$-
February 1, 2017 through February 28, 2017	56,097	$23.99
March 1, 2017 through March 31, 2017	-	$-
Total	56,097	$23.99

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

The exhibits filed or furnished with this Report are set forth in the Exhibit Index immediately following the signature page to this Report, which is incorporated by reference into this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: May 5, 2017	By:	/s/ Catherine Long
Catherine Long
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The exhibits listed below are filed as part of this quarterly report. References under the caption “Location” to indicate that the exhibit is being either (i) filed or furnished herewith or (ii) incorporated herein by reference to another filing.

Exhibit	Description	Location
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

_________________________