Form 10-Q
period 2017-06-30
STORE CAPITAL Corp
filed 2017-08-04
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, there were 190,017,089 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$1,663,864	$1,536,178
Buildings and improvements	3,522,055	3,226,791
Intangible lease assets	89,190	92,337
Total real estate investments	5,275,109	4,855,306
Less accumulated depreciation and amortization	(357,426)	(298,984)
	4,917,683	4,556,322
Real estate investments held for sale, net	4,255	—
Loans and direct financing receivables	267,958	269,210
Net investments	5,189,896	4,825,532
Cash and cash equivalents	468,510	54,200
Other assets, net	77,984	61,936
Total assets	$5,736,390	$4,941,668

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$48,000
Unsecured notes and term loans payable, net	570,157	470,190
Non-recourse debt obligations of consolidated special purpose entities, net	1,943,058	1,833,481
Dividends payable	55,105	46,209
Accounts payable, accrued expenses and other liabilities	46,615	60,533
Total liabilities	2,614,935	2,458,413
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 190,017,089 and 159,341,955 shares issued and outstanding, respectively	1,900	1,593
Capital in excess of par value	3,282,434	2,631,845
Distributions in excess of retained earnings	(164,353)	(151,592)
Accumulated other comprehensive income	1,474	1,409
Total stockholders’ equity	3,121,455	2,483,255
Total liabilities and stockholders’ equity	$5,736,390	$4,941,668

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$108,149	$87,140	$210,054	$167,907
Interest income on loans and direct financing receivables	5,447	4,663	11,227	9,078
Other income	612	167	898	219
Total revenues	114,208	91,970	222,179	177,204
Expenses:
Interest	30,919	25,871	60,559	49,306
Transaction costs	—	101	—	335
Property costs	1,131	1,226	1,937	1,712
General and administrative	9,289	8,545	19,532	17,136
Selling stockholder costs	—	—	—	800
Depreciation and amortization	37,396	29,035	72,611	55,514
Provision for impairment of real estate	—	—	4,270	—
Total expenses	78,735	64,778	158,909	124,803
Income from operations before income taxes	35,473	27,192	63,270	52,401
Income tax expense	147	90	253	159
Income before gain on dispositions of real estate	35,326	27,102	63,017	52,242
Gain on dispositions of real estate	25,734	3,147	29,433	2,800
Net income	$61,060	$30,249	$92,450	$55,042

Net income per share of common stock—basic and diluted	$0.35	$0.21	$0.55	$0.38
Weighted average common shares outstanding:
Basic	172,661,739	145,903,881	166,768,835	143,129,012
Diluted	172,661,739	146,116,422	166,768,835	143,348,134

Dividends declared per common share	$0.29	$0.27	$0.58	$0.54

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$61,060	$30,249	$92,450	$55,042
Other comprehensive (loss) income :
Unrealized losses on cash flow hedges	(567)	(2,093)	(362)	(2,346)
Cash flow hedge losses reclassified to interest expense	236	227	427	291
Total other comprehensive (loss) income	(331)	(1,866)	65	(2,055)
Total comprehensive income	$60,729	$28,383	$92,515	$52,987

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$92,450	$55,042
Adjustments to net income:
Depreciation and amortization	72,611	55,514
Amortization of deferred financing costs and other noncash interest expense	4,090	3,487
Amortization of equity-based compensation	3,868	3,423
Provision for impairment of real estate	4,270	—
Gain on dispositions of real estate	(29,433)	(2,800)
Noncash revenue and other	(714)	(287)
Changes in operating assets and liabilities:
Other assets	(3,913)	(2,081)
Accounts payable, accrued expenses and other liabilities	(1,225)	858
Net cash provided by operating activities	142,004	113,156
Investing activities
Acquisition of and additions to real estate	(594,444)	(621,387)
Investment in loans and direct financing receivables	(23,162)	(23,124)
Collections of principal on loans and direct financing receivables	22,739	345
Proceeds from dispositions of real estate	170,292	18,806
Net cash used in investing activities	(424,575)	(625,360)
Financing activities
Borrowings under credit facility	319,000	381,000
Repayments under credit facility	(367,000)	(381,000)
Borrowings under unsecured notes and term loans payable	100,000	300,000
Borrowings under non-recourse debt obligations of consolidated special purpose entities	134,961	65,000
Repayments under non-recourse debt obligations of consolidated special purpose entities	(26,295)	(13,847)
Financing costs paid	(2,733)	(4,321)
Proceeds from the issuance of common stock	658,110	316,481
Stock issuance costs paid	(10,049)	(12,393)
Shares repurchased under stock compensation plans	(1,346)	(1,719)
Dividends paid	(95,909)	(76,069)
Net cash provided by financing activities	708,739	573,132
Net increase in cash, cash equivalents and restricted cash	426,168	60,928
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$499,334	$144,366

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$468,510	$118,521
Restricted cash included in other assets	30,824	25,845
Total cash, cash equivalents and restricted cash	$499,334	$144,366

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvement advances included in real estate investments	$8,710	$11,079
Acquisition of collateral property securing a mortgage note receivable	2,000	—
Accrued financing costs	27	120
Accrued stock issuance costs	236	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$56,293	$44,497
Cash paid during the period for income and franchise taxes	1,308	887

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At June 30, 2017 and December 31, 2016, these special purpose entities held assets totaling

$4.6 billion and $4.3 billion, respectively, and had third-party liabilities totaling $2.0 billion and $1.9 billion, respectively.  These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.  During the quarter ended December 31, 2016, the Company elected to early adopt Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, described below in Recent Accounting Pronouncements. Under this new guidance, transfers to or from restricted cash which have previously been shown in the operating, investing or financing sections of the statement of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the statement of cash flows. As a result of the adoption of ASU 2016-18, amounts previously shown as part of the change in other assets in the operating section and as transfers from or to restricted deposits in the investing section of the statement of cash flows for the six months ended June 30, 2016 have been retrospectively adjusted as follows:

	As Previously	As Adjusted	Effect of
	Reported	per ASU 2016-18	Change
Six Months Ended June 30, 2016
Operating Activities
Change in operating assets: Other assets	$(2,370)	$(2,081)	$289
Net cash provided by operating activities	112,867	113,156	289
Investing Activities
Transfers to restricted deposits	(9,233)	—	9,233
Net cash used in investing activities	(634,593)	(625,360)	9,233
Net increase in cash, cash equivalents and restricted cash	51,406	60,928	9,522
Cash, cash equivalents and restricted cash, beginning of period	67,115	83,438	16,323
Cash, cash equivalents and restricted cash, end of period	118,521	144,366	25,845

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

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $17.8 million and $15.0 million of accrued straight‑line rental revenue, net of allowances of $4.5 million and $4.6 million, at June 30, 2017 and December 31, 2016, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of June 30, 2017 and December 31, 2016, there were no loans on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at June 30, 2017 or December 31, 2016.

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

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $30.8 million and $19.0 million of restricted cash and deposits in escrow at June 30, 2017 and December 31, 2016, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

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

As of June 30, 2017, the Company had one interest rate floor and five interest rate swap agreements in place.  Two of the swaps, with current notional amounts of $11.9 million and $6.2 million, were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4). One of the interest rate swaps has a notional amount of $100 million and was designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2019 (Note 4).  The remaining two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in general and administrative expense on the condensed consolidated statements of income ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings. During the six months ended June 30, 2017, the Company granted RSAs representing 120,140 shares of restricted common stock to its directors and key employees.  During the same period, RSAs representing 213,233 shares of previously issued restricted stock vested and RSAs representing 5,629 shares of previously issued restricted stock were forfeited.  In connection with the vesting of the RSAs, the Company repurchased 56,097 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of June 30, 2017, the Company had 360,994 shares of restricted common stock outstanding.

The Company values the RSUs (which contain both a market condition and a service condition) using a Monte Carlo simulation model on the date of grant and recognizes that amount in general and administrative expense on the condensed consolidated statements of income on a tranche by tranche basis ratably over the vesting periods. During the six months ended June 30, 2017, the Company awarded 373,719 RSUs to its executive officers.  At June 30, 2017, there were 1,093,153 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the

“more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2012 and tax returns filed for 2013 through 2016 are subject to examination by these jurisdictions. As of June 30, 2017 and December 31, 2016, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at June 30, 2017 or December 31, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$61,060	$30,249	$92,450	$55,042
Less: earnings attributable to unvested restricted shares	(111)	(123)	(215)	(246)
Net income used in basic and diluted income per share	$60,949	$30,126	$92,235	$54,796
Denominator:
Weighted average common shares outstanding	173,019,737	146,359,111	167,151,858	143,613,166
Less: Weighted average number of shares of unvested restricted stock	(357,998)	(455,230)	(383,023)	(484,154)
Weighted average shares outstanding used in basic income per share	172,661,739	145,903,881	166,768,835	143,129,012
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	212,541	—	219,122
Weighted average shares outstanding used in diluted income per share	172,661,739	146,116,422	166,768,835	143,348,134

(a)

For the three months ended June 30, 2017 and 2016, excludes 52,936 shares and 154,520 shares, respectively, and for the six months ended June 30, 2017 and 2016, excludes 101,698 shares and 181,479 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications and is expected to reduce diversity in practice.  The standard will be effective for the Company on January 1, 2018 with early adoption permitted.  The Company does not anticipate this standard will have a material impact on its consolidated financial statements.

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

3. Investments

At June 30, 2017, STORE Capital had investments in 1,770 property locations representing 1,722 owned properties (of which 38 are accounted for as direct financing receivables), 18 ground lease interests and 30 properties which secure mortgage loans. The gross investment portfolio totaled $5.55 billion at June 30, 2017 and consisted of the gross acquisition cost of the real estate investments totaling $5.28 billion and loans and direct financing receivables with an aggregate carrying amount of $268.0 million. As of June 30, 2017, more than half of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During the six months ended June 30, 2017, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2016	1,660	$5,124,516
Acquisition of and additions to real estate (b)(c)(d)	136	583,086
Investment in loans and direct financing receivables	3	23,162
Sales of real estate	(28)	(153,693)
Principal collections on loans and direct financing receivables (d)	(1)	(24,739)
Provision for impairment of real estate	—	(4,270)
Other	—	(119)
Gross investments, June 30, 2017 (e)		5,547,943
Less accumulated depreciation and amortization (e)		(358,047)
Net investments, June 30, 2017	1,770	$5,189,896

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Includes $0.6 million of interest capitalized to properties under construction.
(c)	Excludes $22.1 million of tenant improvement advances disbursed in 2017 which were accrued as of December 31, 2016.
(d)	One loan receivable was repaid in full through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.
(e)	Includes the dollar amount of investments ($4.9 million) and the accumulated depreciation and amortization ($0.6 million) related to real estate investments held for sale at June 30, 2017.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 370 customers geographically dispersed throughout 48 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at June 30, 2017. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at June 30, 2017, with the largest customer representing approximately 3% of the total investment portfolio. On an annualized basis, the largest customer also represented approximately 3% of the Company’s total annualized investment portfolio revenues as of June 30, 2017. The Company’s customers operate their businesses across approximately 450 concepts and the largest of these concepts represented approximately 3% of the Company’s total annualized investment portfolio revenues as of June 30, 2017.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of June 30, 2017 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	737	$1,192,495	21%
Furniture stores	49	386,591	7
Early childhood education centers	172	381,603	7
Movie theaters	39	355,413	6
Health clubs	61	310,668	6
Family entertainment centers	23	204,196	4
Farm and ranch supply stores	22	189,310	3
All manufacturing industries	152	739,604	13
All other service industries	426	1,362,349	25
All other retail industries	89	425,714	8
	1,770	$5,547,943	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	June 30,	December 31,
	2017	2016
In-place lease assets (a)	$58,935	$61,634
Ground lease interest assets	21,313	20,430
Above-market lease assets	9,492	10,273
Total intangible lease assets (a)	89,740	92,337
Accumulated amortization (a)	(21,803)	(19,515)
Net intangible lease assets	$67,937	$72,822

(a)	Includes the dollar amount of in-place lease intangibles ($550,000) and the accumulated amortization $200,000) related to real estate investments held for sale at June 30, 2017.

Aggregate lease intangible amortization included in expense was $1.7 million and $1.6 million during the three months ended June 30, 2017 and 2016, respectively, and was $3.3 million and $3.2 million during the six months ended June 30, 2017 and 2016, respectively.  The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million during both the three months ended June 30, 2017 and 2016 and was $0.6 million during both the six months ended June 30, 2017 and 2016.

Based on the balance of the intangible assets at June 30, 2017, the aggregate amortization expense is expected to be $3.0 million for the remainder of 2017, $5.8 million in 2018, $5.6 million in 2019, $5.1 million in 2020, $4.8 million in 2021 and $4.6 million in 2022; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.5 million for the remainder of 2017, $1.1 million in each of the years 2018 through 2020, $0.6 million in 2021 and $0.4 million in 2022.  The weighted average remaining amortization period is approximately nine years for the in‑place lease intangibles, approximately 46 years for the amortizing ground lease interests and approximately seven years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at June 30, 2017 was approximately 14 years. Substantially all of the leases are triple net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At June 30, 2017, nine of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of June 30, 2017, are as follows (in thousands):

Remainder of 2017	$215,837
2018	431,393
2019	431,079
2020	429,486
2021	428,367
2022	428,550
Thereafter	3,836,699
Total future minimum rentals	$6,201,411

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At June 30, 2017, the Company held 28 loans receivable with an aggregate carrying amount of $143.9 million. Eighteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Six of the mortgage loans are shorter-term loans (maturing prior to 2023) that require either monthly interest-only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The ten other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

			Amount Outstanding
	Interest	Maturity	June 30,	December 31,
Type	Rate (a)	Date	2017	2016
Six mortgage loans receivable (b)	8.61%	2017 - 2022	$28,910	$22,599
Five mortgage loans receivable (c)	8.57%	2032 - 2038	42,907	43,002
Seven mortgage loans receivable (d)	8.62%	2053 - 2056	59,921	70,173
Total mortgage loans receivable			131,738	135,774
Equipment and other loans receivable	9.31%	2017 - 2025	10,900	9,233
Total principal amount outstanding—loans receivable			142,638	145,007
Unamortized loan origination costs			1,267	1,205
Direct financing receivables			124,053	122,998
Total loans and direct financing receivables			$267,958	$269,210

(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Interest rates on two of these mortgage loans are subject to increases over the term of the loans. One loan outstanding at December 31, 2016 was repaid in full during the six months ended June 30, 2017 through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.

(c)	Interest rates on three of these mortgage loans are subject to increases over the term of the loans.
(d)

Interest rates on five of these mortgage loans are subject to increases over the term of the loans. Four of the loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment. Two loans outstanding at December 31, 2016 were repaid in full during the six months ended June 30, 2017.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2017	$359	$18,630	$18,989
2018	1,375	850	2,225
2019	2,003	4,374	6,377
2020	2,179	—	2,179
2021	1,255	1,485	2,740
2022	803	8,057	8,860
Thereafter	65,052	36,216	101,268
Total principal payments	$73,026	$69,612	$142,638

As of June 30, 2017 and December 31, 2016, the Company had $124.1 million and $123.0 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Minimum lease payments receivable	$298,174	$300,832
Estimated residual value of leased assets	14,815	14,500
Unearned income	(188,936)	(192,334)
Net investment	$124,053	$122,998

As of June 30, 2017, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $5.9 million for the remainder of 2017 and average approximately $12.1 million for each of the next five years.

4. Debt

Credit Facility

As of June 30, 2017, the Company had a $500 million unsecured revolving credit facility with a group of lenders. The facility, which was put in place in September 2014 and amended in September 2015, is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt and includes an accordion feature that allows the size of the facility to be increased up to $800 million.

The amended facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC (SCA), one of the Company’s direct wholly owned subsidiaries. Through June

30, 2017, borrowings under this facility required monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The Company was also required to pay a non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding. Subsequent to June 30, 2017, the Company made the election to base the credit spread on the Company’s credit rating as defined in the credit agreement and, as a result, borrowings under the facility will now require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 0.85% to 1.55%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%; in addition, the Company is also now required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%.  Currently, the applicable credit spread for LIBOR-based borrowings is 1.00% and the facility fee is 0.20%.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At June 30, 2017, the Company had no borrowings outstanding and a pool of unencumbered assets aggregating approximately $2.6 billion, substantially all of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the revolving credit facility including a maximum total leverage ratio of 65%, a minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1.0 billion plus 75% of any additional equity raised after September 2015, a maximum dividend payout ratio limited to 95% of Funds from Operations and a maximum unsecured debt leverage ratio of 50%, all as defined in the credit agreement. As of June 30, 2017, the Company was in compliance with these covenants.

At June 30, 2017 and December 31, 2016, unamortized financing costs related to the Company’s credit facility totaled $2.2 million and $2.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above, including the maximum total leverage ratio, the minimum EBITDA to fixed charges ratio and the minimum consolidated net worth amount, as well as a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio and a minimum interest coverage ratio on unsecured debt.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of June 30, 2017, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan; the interest rate on the loan resets monthly at one-month LIBOR plus a credit spread ranging from 1.35% to 2.15%. In March 2017, the Company entered into a second $100 million floating-rate, unsecured term note.  This second loan is a two-year loan which has three one-year extension options and the interest rate on the loan resets monthly at one-month LIBOR plus a credit spread ranging from 1.30% to 2.15%.  Subsequent to June 30, 2017, the Company made the election to base the credit spread on the Company’s credit rating as defined in the loan agreements; as a result, the interest rate on both term loans now resets monthly at one-month LIBOR plus a credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.10%.

The term loans were arranged with lenders who also participate in the Company’s unsecured revolving credit facility. The financial covenants of the term loans match the covenants of the unsecured credit facility. The term loans are senior unsecured obligations of the Company, are guaranteed by SCA and may be prepaid at any time without penalty.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		June 30,	December 31,
	Date	Rate		2017	2016
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000
Total notes payable				375,000	375,000
Term Loans:
Term Loan issued March 2017	Mar. 2019	2.77	% (a)	100,000	—
Term Loan issued April 2016	Apr. 2021	2.69	% (b)	100,000	100,000
Total term loans				200,000	100,000
Unamortized deferred financing costs				(4,843)	(4,810)
Total unsecured notes and term loans payable, net				$570,157	$470,190

(a)

Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.30% at June 30, 2017.  The Company has entered into an interest rate swap agreement that effectively converts the floating rate to the fixed rate noted as of June 30, 2017.

(b)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.35% at June 30, 2017.  The Company has entered into two interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of June 30, 2017.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets owned by these entities and their related leases (collateral). One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $128.0 million at June 30, 2017.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 months prior to maturity. As of June 30, 2017, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.5 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $399.6 million at June 30, 2017.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		June 30,	December 31,
	Date	Rate		2017	2016
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A	Aug. 2019	5.77%		$198,942	$200,749
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		139,358	140,724
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		100,340	101,265
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		72,653	73,307
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		118,150	118,450
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		93,971	94,208
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		94,764	95,693
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		90,963	91,801
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		94,354	95,204
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		137,842	138,192
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		267,075	267,750
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		197,668	199,423
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		134,610	—
Total non-recourse net-lease mortgage notes				1,740,690	1,616,766
Non-recourse mortgage notes payable:
$2,956 note issued June 2013				—	2,663
$7,088 note issued April 2007				—	6,457
$4,400 note issued August 2007				—	3,586
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		6,813	6,960
$20,530 note issued December 2011; amended February 2012	Jan. 2019	5.275	% (a)	18,101	18,359
$6,500 note issued December 2012	Dec. 2019	4.806%		5,818	5,900
$16,100 note issued February 2014	Mar. 2021	4.83%		14,972	15,159
$13,000 note issued May 2012	May 2022	5.195%		11,579	11,737
$14,950 note issued July 2012	Aug. 2022	4.95%		12,940	13,135
$26,000 note issued August 2012	Sept. 2022	5.05%		23,309	23,625
$6,400 note issued November 2012	Dec. 2022	4.707%		5,747	5,827
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,785	10,931
$17,500 note issued August 2013	Sept. 2023	5.46%		16,188	16,380
$10,075 note issued March 2014	Apr. 2024	5.10%		9,612	9,691
$21,125 note issued July 2015	Aug. 2025	4.36%		21,125	21,125
$65,000 note issued June 2016	Jul. 2026	4.75%		64,126	64,614
$7,750 note issued February 2013	Mar. 2038	4.81	% (b)	7,019	7,114
$6,944 notes issued March 2013	Apr. 2038	4.50	% (c)	6,240	6,330
Total non-recourse mortgage notes payable				234,374	249,593
Unamortized net (discount) premium				(450)	(336)
Unamortized deferred financing costs				(31,556)	(32,542)
Total non-recourse debt obligations of consolidated special purpose entities, net				$1,943,058	$1,833,481

(a)

Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $11.9 million portion and a $6.2 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.
(b)	Interest rate is effective for first 10 years and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(c)	Interest rate is effective for first 10 years and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has an agreement with a derivative counterparty which provides that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company has agreements with other derivative counterparties which provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.    As of June 30, 2017, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of June 30, 2017, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2017	$14,736	$—	$14,736
2018	30,304	6,664	36,968
2019	29,312	313,539	342,851
2020	23,860	293,632	317,492
2021	21,016	229,366	250,382
2022	20,506	211,493	231,999
Thereafter	56,437	1,299,199	1,355,636
	$196,171	$2,353,893	$2,550,064

5. Stockholders’ Equity

In June 2017, the Company completed a private placement of 18,621,674 shares of its common stock to a non-affiliated investor and received aggregate proceeds of $377.1 million.  The issuance and sale of the shares were made pursuant to a stock purchase agreement and there were no underwriter discounts or commissions associated with the sale.  During the first quarter of 2017, the Company completed a follow-on stock offering in which the Company issued and sold 9,947,500 shares of its common stock.  The Company received $220.8 million in proceeds, net of both underwriters’ discount and offering expenses, in connection with this offering.

In September 2016, the Company established an “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it offers and sells registered shares of its common stock up to a maximum amount of $400 million through a group of banks acting as its sales agents. During the first quarter of 2017, the Company issued and sold 2,047,546 shares of common stock under the program at a weighted average share price of $25.02, raising $51.2 million in gross proceeds, or $50.3 million in net proceeds after the payment of sales agents’ commissions of $0.8 million and offering expenses. Since the program began in 2016, the Company has issued and sold an aggregate of 8,132,647 shares of common stock under the program at a weighted average share price of $26.25 and raised approximately $213.5 million in aggregate gross proceeds, or approximately $209.5 million in aggregate net proceeds after the payment of sales agents’ commissions of $3.2 million and offering expenses.

The Company declared dividends payable to common stockholders totaling $104.8 million and $79.4 million during the six months ended June 30, 2017 and 2016, respectively.

6. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.  As of June 30, 2017, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $106.9 million, of which $90.2 million is expected to be funded in the next twelve months.  These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.  At June 30, 2017 and December 31, 2016, the fair value of the Company’s derivative instruments was an asset of $1.6 million and $1.6 million, respectively, included in other assets, net, on the condensed consolidated balance sheets, and a liability of $85,000 and $180,000, respectively, included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2017 and December 31, 2016. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At June 30, 2017, these debt obligations had a carrying value of $2,513.2 million and an estimated fair value of $2,615.6 million. At December 31, 2016, these debt obligations had an aggregate carrying value of $2,303.7 million and an estimated fair value of $2,353.6 million.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Examples of single-tenant operational real estate in the service industry sector include restaurants, early childhood education centers, movie theaters and health clubs. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long‑term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long‑term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated real estate investments of approximately $6.0 billion.  As of June 30, 2017, our investment portfolio totals approximately $5.5 billion, consisting of investments in 1,770 property locations across 48 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index, or CPI, or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of June 30, 2017, approximately 97% of our leases (based on annualized base rent) are “triple-net” leases, which means that our customer is responsible for all of the maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2017, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 9% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

We have dedicated an internal team to review and analyze ongoing tenant financial performance, both corporately and at each property we own, in order to identify properties that may no longer be part of our long-term strategic plan.  As part of that continual active management process, we may decide to sell properties where we believe that the property no longer meets our long-term goals.  Because we are generally able to originate assets at lease rates above the online auction market, we can sell these assets on a one-off basis, typically for a gain.  This gain acts to partially offset any possible losses we may experience in the real estate portfolio.

Liquidity and Capital Resources

At the beginning of 2017, our real estate investment portfolio totaled $5.1 billion, consisting of investments in 1,660 property locations with base rent and interest due from our customers aggregating approximately $34.9 million per month, excluding future rent payment escalations. By June 30, 2017, our investment portfolio had grown to approximately $5.5 billion, consisting of investments in 1,770 property locations with base rent and interest aggregating approximately $37.7 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant.  We have only one lease related to a single owned property which will mature in 2017 and 90% of our leases have ten years or more remaining in their base lease term.  As of June 30, 2017, nine of our 1,770 property locations were vacant and not subject to a lease, which represents a 99.5% occupancy rate.  We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.  From time to time, we may also sell properties that no longer meet our long-term investment objectives.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.  We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.  As of June 30, 2017, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $106.9 million, of which $90.2 million is expected to be funded in the next twelve months.

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable‑rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability.  In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between free cash flow, or cash from operations less dividends, and annual debt maturities.

As of June 30, 2017, all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt and our weighted average debt maturity was approximately six years. In conjunction with our investment-grade unsecured debt strategy, we are targeting a level of debt (net of cash and cash equivalents) that approximates 5½ to 6 times our earnings before interest, taxes, depreciation and amortization.

Our long-term debt strategy focuses on developing and maintaining broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

Our goal is to employ a prudent blend of secured non-recourse debt paired with senior unsecured debt. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered.  Our non-recourse borrowings have a current weighted average loan-to-cost ratio of approximately 68% and approximately 52% of our investment portfolio serves as collateral for this long-term debt.  The remaining 48% of our portfolio properties, aggregating $2.6 billion at June 30, 2017, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings.  The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company.

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

To complement our STORE Master Funding program, we use our investment-grade credit rating to issue senior unsecured long-term debt. In June 2017, we received a rating of Baa2, Stable Outlook, from Moody’s Investors Service and we are currently rated BBB-, Positive Outlook, by both Standard & Poor’s Ratings Services and Fitch Ratings. To date, our unsecured long-term debt has been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility.  In March 2017, we added a $100 million floating-rate, unsecured two-year term loan, which has three one-year extension options. Concurrent with the closing of each of our floating-rate bank term loans, we entered into interest rate swaps that effectively convert the floating rates to fixed rates.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt.  As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility.  During the six months ended June 30, 2017, we repaid two maturing secured notes payable which had aggregate balloon payments of $9.9 million. We have no significant debt maturities until 2019 when our first issuance of STORE Master Funding notes (Series 2012-1, issued in August 2017) is scheduled to mature. We intend to redeem these notes, which bear an interest rate of 5.77%, in August 2017 when we can do so without the incurrence of a prepayment premium.  Similarly, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Typically, we use our $500 million unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. The facility, which includes an accordion feature that allows the size of the facility to be increased up to $800 million, matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. Through June 30, 2017, the facility bore interest at a rate selected by us equal to either (1) LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a leverage-based credit spread ranging from 0.35% to 1.15% and also included a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Subsequent to June 30, 2017, we made the election to base the credit spread on our credit rating as defined in the credit agreement and, as a result, the facility now bears interest at a rate selected by us equal to either (1) LIBOR plus a credit spread ranging from 0.85% to 1.55% or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%.  We are also required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time. At June 30, 2017, we had no borrowings outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $2.6 billion, substantially all of which can serve as eligible unencumbered assets under the credit facility. Corporate covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1.0 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly owned subsidiaries. We remain in compliance with these covenants.

As summarized below, about 45% of our real estate investment portfolio serves as collateral for outstanding borrowings under our STORE Master Funding debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. We believe our STORE Master Funding program allows for flexibility not commonly found in nonrecourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management.

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

In March 2017, we sold $135 million of A+ rated notes under the STORE Master Funding secured debt program.  These notes, which were originally issued in October 2016 and had been retained by the Company for future sale, have an interest rate of 4.32% and a remaining term at the time of the sale of approximately 10 years.  We have historically retained the Class B notes of each series, which aggregate $128.0 million in principal amount outstanding at June 30, 2017 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

The ABS notes outstanding at June 30, 2017 totaled $1.7 billion in Class A principal amount, supported by a collateral pool valued at approximately $2.5 billion representing 966 property locations operated by 179 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the six months ended June 30, 2017, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $49 million on cash collections of $106 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.85 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

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

As of June 30, 2017, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $2.55 billion, a weighted average maturity of 6.0 years and a weighted average interest rate of 4.5%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of June 30, 2017:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,741	$2,510	$—	$2,510
Other mortgage notes payable	234	399	—	399
Unsecured notes and term loans payable	575	—	—	—
Unsecured credit facility	—	—	—	—
Total debt	2,550	2,909	—	2,909
Unencumbered real estate assets	—	1,998	641	2,639
	$2,550	$4,907	$641	$5,548

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

We access the equity markets in various ways.  In June 2017, we completed a private placement of 18,621,674 shares of our common stock to a wholly owned subsidiary of Berkshire Hathaway at a purchase price of $20.25 per share and received aggregate proceeds of $377.1 million.  The issuance and sale of the shares were made pursuant to a stock purchase agreement and there were no underwriter discounts or commissions associated with the sale.  We intend to use the proceeds from this offering primarily to repay indebtedness and fund real estate acquisitions.  In addition, during the first quarter of 2017, we completed a follow-on stock offering in which the Company issued and sold 9,947,500 shares of common stock at a price to the public of $23.10 per share.  We raised approximately $220.8 million of proceeds, net of both underwriters’ discount and offering expenses, from this offering, which was used to pay down amounts then outstanding under our credit facility and to fund real estate acquisitions.

In September 2016, we established an “at the market” equity distribution program, or ATM program, under which, from time to time, we offer and sell registered shares of our common stock up to a maximum amount of $400 million through a group of banks acting as our sales agents.  During the first quarter of 2017, we issued and sold 2,047,546 shares under the program at a weighted average share price of $25.02, raising $51.2 million in gross proceeds and $50.3 million in net proceeds after the payment of sales agents’ commissions of $0.8 million and offering expenses. We did not sell any shares under the ATM program during the second quarter of 2017.  Since the program began in 2016, we have issued and sold an aggregate of 8,132,647 shares under the program at a weighted average share price of $26.25, raising $213.5 million in aggregate gross proceeds and $209.5 million in aggregate net proceeds after the payment of sales agents’ commissions of $3.2 million and offering expenses. The net proceeds were primarily used to fund real estate acquisitions.

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities increased $28.8 million from the same period in 2016, primarily due to the increase in the size of our real estate investment portfolio which generated additional rent and interest revenues. Real estate investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock.  The decrease in net cash used in investing activities is primarily due to an increase of $173.9 million in proceeds from the sale of real estate and collections of principal on our loans and direct financing receivables to

$193.0 million as compared to $19.1 million for the same period in 2016.  Net proceeds from the issuance of common stock increased $344.0 million to $648.1 million from $304.1 million during the first six months of 2017 and 2016, respectively, whereas net proceeds from the issuance of long-term debt decreased $128.5 million from the same period in 2016.  Additionally, we paid dividends to our stockholders totaling $95.9 million and $76.1 million during the first six months of 2017 and 2016, respectively.  We increased our quarterly dividend in the third quarter of 2016 by 7.4% to an annualized $1.16 per common share.

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$142,004	$113,156
Net cash used in investing activities	(424,575)	(625,360)
Net cash provided by financing activities	708,739	573,132
Net increase in cash, cash equivalents and restricted cash	426,168	60,928
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$499,334	$144,366

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$468,510	$118,521
Restricted cash included in other assets	30,824	25,845
Total cash, cash equivalents and restricted cash	$499,334	$144,366

Management believes that the cash generated by our operations, our current borrowing capacity on our revolving credit facility and our access to long‑term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we intend to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2016, we have contractual obligations related to our credit facility and long-term debt obligations, interest on those debt obligations, commitments to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease.  As disclosed in Liquidity and Capital Resources, during the first six months of 2017, we entered into two long-term debt obligations: (1) a $100 million two-year bank term loan, which has three one-year extension options, and has been effectively converted to a fixed rate of 2.77% through the use of an interest rate swap, and (2) $135 million of STORE Master Funding net-lease mortgage notes, which have an interest rate of 4.32% and a remaining term of approximately 10 years.

Recently Issued Accounting Pronouncements

See Note 2 to the June 30, 2017 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of June 30, 2017, our total investment in real estate and loans approximated $5.5 billion, representing investments in 1,770 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from approximately 575 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases.  The weighted average non‑cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified.  As of June 30, 2017, our 1,770 property locations were operated by over 370 customers across 48 states.  Our largest customer represented just over 3% of our portfolio at June 30, 2017, and our top ten largest customers represented less than 18% of annualized base rent and interest.  Our customers operate their businesses across nearly 450 brand names or business concepts in over 100 industries.  Our top five concepts as of June 30, 2017 were Art Van Furniture, Ashley Furniture HomeStore, Applebee’s, Mills Fleet Farm and Gander Mountain; combined, these concepts represented 12% of annualized base rent and interest.  Our top five industries as of June 30, 2017 are restaurants, early childhood education centers, furniture stores, movie theaters and health clubs.  Combined, these industries represented 48% of annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on June 30, 2017, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of June 30, 2017, our 1,770 property locations were operated by over 370 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	3.1%	17
American Multi-Cinema, Inc. (Starplex/Carmike/Showplex/AMC)	2.4	15
Cadence Education, Inc. (Early childhood/elementary education)	2.1	32
Mills Fleet Farm Group, LLC	2.0	6
Gander Mountain Company	1.9	12
RMH Franchise Holdings, Inc. (Applebee's)	1.5	33
O'Charley's LLC	1.3	30
Automotive Remarketing Group, Inc.	1.2	6
Stratford School, Inc. (Elementary and middle schools)	1.1	4
FreedomRoads, LLC (Camping World)	1.0	8
All other (361 customers)	82.4	1,607
Total	100.0%	1,770

Diversification by Concept

As of June 30, 2017, our customers operated their businesses across nearly 450 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Art Van Furniture	3.1%	17
Ashley Furniture HomeStore	2.9	25
Applebee's	2.0	47
Mills Fleet Farm	2.0	6
Gander Mountain	1.9	12
Popeyes Louisiana Kitchen	1.5	63
Starplex Cinemas	1.4	8
O'Charley's	1.3	30
Stratford School	1.1	4
Sonic Drive-In	1.1	58
All other (438 concepts)	81.7	1,500
Total	100.0%	1,770

Diversification by Industry

As of June 30, 2017, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries into 74 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	13.7%	342	2,375
Restaurants—limited service	7.9	395	1,046
Early childhood education centers	7.1	172	1,889
Movie theaters	6.6	39	1,873
Health clubs	5.6	61	1,723
Family entertainment centers	3.8	23	822
Pet care facilities	2.9	95	1,056
All other service (31 industry groups)	21.5	331	8,959
Total service	69.1	1,458	19,743
Retail:
Furniture stores	6.7	49	3,096
Farm and ranch supply stores	3.2	22	1,859
All other retail (14 industry groups)	7.5	89	3,940
Total retail	17.4	160	8,895
Manufacturing:
Metal fabrication	3.5	47	4,512
All other manufacturing (19 industry groups)	10.0	105	10,586
Total manufacturing	13.5	152	15,098
Total	100.0%	1,770	43,736

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,770 property locations can be found in 48 of the 50 states (excluding Delaware and Rhode Island).  The following table details the top ten geographical locations of the properties as of June 30, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.7%	185
Illinois	7.4	126
Florida	6.4	110
Georgia	5.6	115
Ohio	5.0	101
Tennessee	4.6	85
Michigan	4.1	62
California	4.0	25
Arizona	4.0	72
Minnesota	3.4	54
All other (38 states) (1)	42.8	835
Total	100.0%	1,770

(1)	Includes two properties in Ontario, Canada which represent 0.3% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of June 30, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2017	0.4%	12
2018	0.3	2
2019	0.7	8
2020	0.5	5
2021	0.8	6
2022	0.5	7
2023	1.6	34
2024	1.0	17
2025	1.9	22
2026	2.8	57
Thereafter	89.5	1,591
Total	100.0%	1,761

(1)	Expiration year of contracts in place as of June 30, 2017 and excludes any tenant option renewal periods.
(2)	Excludes nine properties which were vacant and not subject to a lease as of June 30, 2017.

Results of Operations

Overview

As of June 30, 2017, our real estate investment portfolio had grown to approximately $5.5 billion, consisting of investments in 1,770 property locations in 48 states, operated by over 370 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In thousands)	2017	2016	(Decrease)	2017	2016	(Decrease)
Total revenues	$114,208	$91,970	$22,238	$222,179	$177,204	$44,975
Expenses:
Interest	30,919	25,871	5,048	60,559	49,306	11,253
Transaction costs	—	101	(101)	—	335	(335)
Property costs	1,131	1,226	(95)	1,937	1,712	225
General and administrative	9,289	8,545	744	19,532	17,136	2,396
Selling stockholder costs	—	—	—	—	800	(800)
Depreciation and amortization	37,396	29,035	8,361	72,611	55,514	17,097
Provision for impairment of real estate	—	—	—	4,270	—	4,270
Total expenses	78,735	64,778	13,957	158,909	124,803	34,106
Income from operations before income taxes	35,473	27,192	8,281	63,270	52,401	10,869
Income tax expense	147	90	57	253	159	94
Income before gain on dispositions of real estate	35,326	27,102	8,224	63,017	52,242	10,775
Gain on dispositions of real estate	25,734	3,147	22,587	29,433	2,800	26,633
Net income	$61,060	$30,249	$30,811	$92,450	$55,042	$37,408

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $4.6 billion in gross investment amount representing 1,508 properties as of June 30, 2016 to approximately $5.5 billion in gross investment amount representing 1,770 properties at June 30, 2017. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $5.5 billion in 2017 and $4.4 billion in 2016. During the six-month periods, the weighted average real estate investment amounts outstanding were approximately $5.4 billion in 2017 and $4.3 billion in 2016.  Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a large portion of the increase in revenues between periods is related to recognizing revenue in 2017 on acquisitions that were made during 2016. Similarly, the full revenue impact of acquisitions made during the first six months of 2017 will not be seen until the second half of 2017.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. For the six months ended June 30, 2017, we experienced a decrease of 0.1% in the weighted average lease rate achieved as compared to the same period in 2016 and, based on our most recent experience, our expectation for the future is that lease rates will remain flat for the near term. The weighted average initial real estate capitalization rate on the properties we acquired during each of the second quarters of 2017 and 2016 was approximately 7.8% and was approximately 7.8% and 7.9% on the properties we acquired during the first half of 2017 and 2016, respectively.

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

The following table summarizes our interest expense for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense - credit facility	$11	$456	$949	$841
Interest expense - credit facility non-use fees	315	229	509	435
Interest expense - long-term debt (secured and unsecured)	28,762	23,568	55,570	44,938
Capitalized interest	(250)	(173)	(559)	(395)
Amortization of deferred financing costs and other	2,081	1,791	4,090	3,487
Total interest expense	$30,919	$25,871	$60,559	$49,306
Credit facility:
Average debt outstanding	$989	$95,233	$84,343	$83,694
Average interest rate during the period (excluding non-use fees)	4.4%	1.9%	2.3%	2.0%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,558,271	$2,020,382	$2,452,678	$1,911,661
Average interest rate during the period	4.5%	4.7%	4.5%	4.7%

The average amount of long-term debt outstanding was approximately $ 2.6 billion during the three months ended June 30, 2017, up from approximately $2.0 billion for the same period in 2016 and, for the six months ended June 30, 2017, the average amount of long-term debt outstanding was approximately $2.5 billion, up from approximately $1.9 billion for the same period in 2016.  The increase in long-term debt outstanding is the primary driver for the increase in interest expense on long-term debt. This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt. Long-term debt added after June 30, 2016 included $100 million of unsecured bank term debt we issued in March 2017, which bears an interest rate of 2.77%, and the STORE Master Funding net‑lease mortgage notes we sold in October 2016 and March 2017, aggregating $335 million, which bear a weighted average interest rate of 4.1%.  As of June 30, 2017, we had $2.6 billion of long-term debt outstanding with a weighted average interest rate of 4.5%.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we use to repay the amounts outstanding under our revolving credit facility. We entered the second quarter of 2017 with cash available from our stock offering and long-term debt transactions in late March 2017 and, as a result, had only a small amount of borrowing activity and a nominal amount of interest expense, excluding non-use fees, associated with our revolving credit facility for the three months ended June 30, 2017.  In comparison, for the three months ended June 30, 2016, we had average borrowings outstanding of $95.2 million and incurred $0.5 million of interest expense. For the six months ended June 30, 2017 and 2016, average borrowings outstanding were $84.3 million and $83.7 million, respectively, and interest expense was $0.9 million and $0.8 million, respectively.  The amount and timing of real estate acquisition activity and debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented $0.3 million and $0.6 million during the three and six months ended June 30, 2017, respectively, as compared to $0.2 million and $0.4 million, respectively, for the same periods in 2016.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs are capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease and have historically accounted for those transactions as business combinations in accordance with the then-existing accounting guidance. Accordingly, the costs incurred on properties acquired that were subject to an existing lease have been expensed to operations as incurred. As noted in Note 2 to the condensed consolidated financial statements, we adopted ASU 2017-01 in 2017 and, as a result, expect that fewer, if any, of our real estate acquisitions subject to an existing lease will be accounted for as business combinations under this new accounting guidance and expect that the related closing costs will be capitalized as part of the investment in those properties. Transaction costs expensed during the three and six months ended June 30, 2016 totaled $0.1 million and $0.3 million, respectively.  As expected, there were no transactions costs expensed during the six months ended June 30, 2017.

Property Costs

Approximately 97% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of June 30, 2017, nine of our properties were vacant and not subject to a lease and only one lease related to a single owned property will mature in 2017. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs for the three and six months ended June 30, 2017 was approximately $117,000 and $231,000, respectively, related to the amortization of ground lease intangibles as compared to $112,000 and $224,000, respectively, for the same periods in 2016. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal and accounting fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $9.3 million and $19.5 million for the three and six months ended June 30, 2017, respectively, as compared to $8.5 million and $17.1 million, respectively, for the same periods in 2016 with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased partially due to staffing additions to support our growing investment portfolio as well as an increase in amortization expense related to our stock-based incentive compensation program where our legacy incentive plans are being replaced with public company incentive plans that are more comprehensive and include more of our employees. Our employee base grew from 63 employees at June 30, 2016 to 74 employees as of June 30, 2017. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $29.0 million and $55.5 million for the three and six months ended June 30, 2016, respectively, to $37.4 million and $72.6 million, respectively, for the comparable periods in 2017.

Gain on Dispositions of Real Estate

We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended June 30, 2017, we recognized a $25.7 million aggregate gain on the sale of 23 properties.  In comparison, for the three months ended June 30, 2016, we recognized a $3.1 million aggregate gain on the sale of four properties. For the six months ended June 30, 2017, we recognized a $25.2 million aggregate gain, net of a $4.3 million provision for impairment, on the sale of 28 properties as compared to an aggregate gain of $2.8 million on the sale of five properties in the same period in 2016.

Net Income

Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and due to the increase in gains on dispositions of real estate, as described above.  As a result of the factors discussed above, for the three and six months ended June 30, 2017, our net income rose to $61.1 million and $92.4 million, respectively, from $30.2 million and $55.0 million, respectively, in 2016.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net Income	$61,060	$30,249	$92,450	$55,042
Depreciation and amortization of real estate assets	37,227	28,908	72,301	55,280
Provision for impairment of real estate	—	—	4,270	—
Gain on dispositions of real estate	(25,734)	(3,147)	(29,433)	(2,800)
Funds from Operations	72,553	56,010	139,588	107,522
Adjustments:
Straight-line rental revenue, net	(622)	(1,115)	(1,777)	(1,585)
Transaction costs	—	101	—	335
Amortization of:
Equity-based compensation	1,994	1,762	3,868	3,423
Deferred financing costs and other noncash interest expense	2,081	1,791	4,090	3,487
Lease-related intangibles and costs	422	489	617	903
Selling stockholder costs	—	—	—	800
Adjusted Funds from Operations	$76,428	$59,038	$146,386	$114,885

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At June 30, 2017, all of our long‑term debt carried a fixed interest rate, or was effectively converted to a fixed‑rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.0 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

We address interest rate risk by employing the following strategies to help insulate us from any adverse impact of rising interest rates:

•	We seek to minimize the time period between acquisition of our real estate and the ultimate financing of that real estate with long‑term fixed‑rate debt.
•	By using serial issuances of long-term debt, we intend to ladder out our debt maturities to avoid a significant amount of debt maturing during any single period.
•	We also ladder our debt maturities in order to minimize the gap between free cash flow, or cash from operations less dividends, and annual debt maturities.
•

Our secured long‑term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity to the extent that we can refinance the reduced debt balance over a revised long-term amortization schedule.

•

We seek to maintain a large pool of unencumbered real estate assets to give us the flexibility to choose among various secured and unsecured debt markets when we are seeking to issue new long-term debt.

See our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of June 30, 2017, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of June 30, 2017 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As previously disclosed in our Current Report on Form 8-K, filed June 26, 2017, we issued and sold 18,621,674 shares of common stock to a non-affiliated investor in a private placement in June 2017 at a price of $20.25 per share and received aggregate proceeds of $377.1 million.  We intend to use the net proceeds from this offering to repay indebtedness, to fund property acquisitions in the ordinary course of business, for working capital and other general corporate purposes, or a combination of the foregoing.

Repurchases of Equity Securities

During the three months ended June 30, 2017, we did not repurchase any of our equity securities.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: August 4, 2017	By:	/s/ Catherine Long
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