Form 10-Q
period 2017-09-30
STORE CAPITAL Corp
filed 2017-11-03
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

As of November 2, 2017, there were 190,015,680 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$1,788,412	$1,536,178
Buildings and improvements	3,763,510	3,226,791
Intangible lease assets	88,671	92,337
Total real estate investments	5,640,593	4,855,306
Less accumulated depreciation and amortization	(393,037)	(298,984)
	5,247,556	4,556,322
Loans and direct financing receivables	273,265	269,210
Net investments	5,520,821	4,825,532
Cash and cash equivalents	34,986	54,200
Other assets, net	58,910	61,936
Total assets	$5,614,717	$4,941,668

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$82,000	$48,000
Unsecured notes and term loans payable, net	570,376	470,190
Non-recourse debt obligations of consolidated special purpose entities, net	1,741,343	1,833,481
Dividends payable	58,904	46,209
Accrued expenses, deferred revenue and other liabilities	68,888	60,533
Total liabilities	2,521,511	2,458,413
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 190,013,411 and 159,341,955 shares issued and outstanding, respectively	1,900	1,593
Capital in excess of par value	3,284,353	2,631,845
Distributions in excess of retained earnings	(194,671)	(151,592)
Accumulated other comprehensive income	1,624	1,409
Total stockholders’ equity	3,093,206	2,483,255
Total liabilities and stockholders’ equity	$5,614,717	$4,941,668

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$104,039	$91,759	$314,093	$259,666
Interest income on loans and direct financing receivables	5,502	5,023	16,729	14,101
Other income	1,003	216	1,901	435
Total revenues	110,544	96,998	332,723	274,202
Expenses:
Interest	31,379	27,121	91,938	76,427
Transaction costs	—	155	—	490
Property costs	1,335	807	3,272	2,519
General and administrative	10,255	8,104	29,787	25,240
Selling stockholder costs	—	—	—	800
Depreciation and amortization	37,589	31,112	110,200	86,626
Provision for impairment of real estate	7,670	—	11,940	—
Total expenses	88,228	67,299	247,137	192,102
Income from operations before income taxes	22,316	29,699	85,586	82,100
Income tax expense	81	89	334	248
Income before gain on dispositions of real estate	22,235	29,610	85,252	81,852
Gain on dispositions of real estate, net of tax	6,345	6,733	35,778	9,533
Net income	$28,580	$36,343	$121,030	$91,385

Net income per share of common stock—basic and diluted	$0.15	$0.24	$0.69	$0.62
Weighted average common shares outstanding:
Basic	189,656,095	153,143,726	174,481,758	146,491,617
Diluted	190,043,107	153,462,048	174,481,758	146,747,194

Dividends declared per common share	$0.31	$0.29	$0.89	$0.83

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$28,580	$36,343	$121,030	$91,385
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	34	245	(328)	(2,101)
Cash flow hedge losses reclassified to interest expense	116	277	543	568
Total other comprehensive income (loss)	150	522	215	(1,533)
Total comprehensive income	$28,730	$36,865	$121,245	$89,852

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$121,030	$91,385
Adjustments to net income:
Depreciation and amortization	110,200	86,626
Amortization of deferred financing costs and other noncash interest expense	8,127	5,319
Amortization of equity-based compensation	5,880	5,219
Provision for impairment of real estate	11,940	—
Gain on dispositions of real estate, net of tax	(35,778)	(9,533)
Noncash revenue and other	3,318	(620)
Changes in operating assets and liabilities:
Other assets	(3,884)	(3,031)
Accrued expenses, deferred revenue and other liabilities	8,572	7,594
Net cash provided by operating activities	229,405	182,959
Investing activities
Acquisition of and additions to real estate	(978,944)	(849,286)
Investment in loans and direct financing receivables	(28,844)	(30,660)
Collections of principal on loans and direct financing receivables	23,099	1,590
Proceeds from dispositions of real estate	202,412	44,231
Net cash used in investing activities	(782,277)	(834,125)
Financing activities
Borrowings under credit facility	401,000	445,000
Repayments under credit facility	(367,000)	(400,000)
Borrowings under unsecured notes and term loans payable	100,000	300,000
Borrowings under non-recourse debt obligations of consolidated special purpose entities	134,961	65,000
Repayments under non-recourse debt obligations of consolidated special purpose entities	(231,578)	(22,831)
Financing costs paid	(2,748)	(4,243)
Proceeds from the issuance of common stock	658,110	389,564
Stock issuance costs paid	(10,325)	(13,684)
Shares repurchased under stock compensation plans	(1,346)	(1,719)
Dividends paid	(151,014)	(117,448)
Net cash provided by financing activities	530,060	639,639
Net decrease in cash, cash equivalents and restricted cash	(22,812)	(11,527)
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$50,354	$71,911

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,986	$30,044
Restricted cash included in other assets	15,368	41,867
Total cash, cash equivalents and restricted cash	$50,354	$71,911

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$22,323	$16,375
Seller financing provided to purchasers of real estate sold	—	17,479
Acquisition of collateral property securing a mortgage note receivable	2,000	—
Accrued financing costs	33	—
Accrued stock issuance costs	53	366
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$79,360	$64,937
Cash paid during the period for income and franchise taxes	1,488	1,029

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2017 and December 31, 2016, these special purpose entities held assets totaling $5.0 billion and $4.3 billion, respectively, and had third-party liabilities totaling $1.8 billion and $1.9 billion, respectively.  These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.  During the quarter ended December 31, 2016, the Company elected to early adopt Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, described below in Recent Accounting Pronouncements. Under this new guidance, transfers to or from restricted cash which have previously been shown in the operating, investing or financing sections of the statement of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the statement of cash flows. As a result of the adoption of ASU 2016-18, amounts previously shown as part of the change in other assets in the operating section and as transfers from or to restricted deposits in the investing section of the statement of cash flows for the nine months ended September 30, 2016 have been retrospectively adjusted as follows:

	As Previously	As Adjusted	Effect of
	Reported	per ASU 2016-18	Change
Nine Months Ended September 30, 2016
Operating Activities
Change in operating assets: Other assets	$(3,222)	$(3,031)	$191
Net cash provided by operating activities	182,768	182,959	191
Investing Activities
Transfers to restricted deposits	(25,353)	—	25,353
Net cash used in investing activities	(859,478)	(834,125)	25,353
Net decrease in cash, cash equivalents and restricted cash	(37,071)	(11,527)	25,544
Cash, cash equivalents and restricted cash, beginning of period	67,115	83,438	16,323
Cash, cash equivalents and restricted cash, end of period	30,044	71,911	41,867

Segment Reporting

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, established standards for the manner in which enterprises report information about operating segments. The Company views its operations as one reportable segment.

Accounting for Real Estate Investments

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Historically, the Company has expensed transaction costs associated with real estate acquisitions accounted for as business combinations in the period incurred. As discussed in Recent Accounting Pronouncements below, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017 and, as a

result, expects that fewer, if any, of its real estate acquisitions will be accounted for as business combinations and, consequently, that minimal, if any, transaction costs will be expensed subsequent to adoption.

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

During the nine months ended September 30, 2017, the Company recognized an aggregate provision for impairment of real estate of $11.9 million, representing $7.6 million recognized in the third quarter related to two properties which became vacant during the quarter and $4.3 million recognized in the first quarter associated with a property sold in the second quarter.  The estimated fair value of the impaired real estate assets at September 30, 2017 was $12.7 million; there were no impaired assets as of December 31, 2016.

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. Direct costs associated with lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. Substantially all of the leases are triple net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. In certain circumstances, the Company may collect property taxes from its customers and remit those taxes to governmental authorities; such property taxes are presented on a net basis in the condensed consolidated statements of income.

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $19.5 million and $15.0 million of accrued straight‑line rental revenue, net of allowances of $2.9 million and $4.6 million, at September 30, 2017 and December 31, 2016, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received.  As of September 30, 2017, there was one mortgage loan receivable with an outstanding principal balance of $6.3 million on nonaccrual status.  There were no loans on nonaccrual status at December 31, 2016.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. There was no allowance for loan losses at September 30, 2017 or December 31, 2016.

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

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $15.4 million and $19.0 million of restricted cash and deposits in escrow at September 30, 2017 and December 31, 2016, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

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

As of September 30, 2017, the Company had one interest rate floor and five interest rate swap agreements in place.  Two of the swaps, with current notional amounts of $11.8 million and $6.2 million, were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4). One of the interest rate swaps has a notional amount of $100 million and was designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2019 (Note 4).  The remaining two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in general and administrative expense on the condensed consolidated statements of income ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the per-share price of the common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings. During the nine months ended September 30, 2017, the Company granted RSAs representing 120,140 shares of restricted common stock to its directors and key employees.  During the same period, RSAs representing 213,233 shares of previously issued restricted stock vested and RSAs representing 9,307 shares of previously issued restricted stock were forfeited.  In connection with the vesting of the RSAs, the Company repurchased 56,097 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of September 30, 2017, the Company had 357,316 shares of restricted common stock outstanding.

The Company values the RSUs (which contain both a market condition and a service condition) using a Monte Carlo simulation model on the date of grant and recognizes that amount in general and administrative expense on the condensed consolidated statements of income on a tranche by tranche basis ratably over the vesting periods. During the nine months ended September 30, 2017, the Company awarded 373,719 RSUs to its executive officers.  At September 30, 2017, there were 1,093,153 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2012 and tax returns filed for 2013 through 2016 are subject to examination by these jurisdictions. As of September 30, 2017 and December 31, 2016, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at September 30, 2017 or December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$28,580	$36,343	$121,030	$91,385
Less: earnings attributable to unvested restricted shares	(105)	(133)	(320)	(380)
Net income used in basic and diluted income per share	$28,475	$36,210	$120,710	$91,005
Denominator:
Weighted average common shares outstanding	190,015,850	153,602,720	174,856,940	146,967,323
Less: Weighted average number of shares of unvested restricted stock	(359,755)	(458,994)	(375,182)	(475,706)
Weighted average shares outstanding used in basic income per share	189,656,095	153,143,726	174,481,758	146,491,617
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	387,012	318,322	—	255,577
Weighted average shares outstanding used in diluted income per share	190,043,107	153,462,048	174,481,758	146,747,194

(a)

For the three months ended September 30, 2017 and 2016, excludes 110,001 shares and 216,141 shares, respectively, and for the nine months ended September 30, 2017 and 2016, excludes 106,265 shares and 196,446 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or the SEC. The Company adopts the new pronouncements as of the specified effective date. When permitted, the Company may elect to early adopt the new pronouncements. Unless otherwise discussed, these new accounting pronouncements include technical corrections to existing guidance or introduce new guidance related to specialized industries or entities and, therefore, have minimal, if any, impact on the Company’s financial position, results of operations or cash flows upon adoption.

In May 2014, with subsequent updates in 2015 and 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a principles-based approach for accounting for revenue from contracts with customers.  The standard does not apply to revenue recognition for lease contracts or to the interest income recognized from loans receivable, which together represent over 99% of the Company’s revenue. ASU 2014-09 is effective for the Company on January 1, 2018 with early adoption permitted and allows for full retrospective or modified retrospective methods of adoption. In accordance with the Company’s implementation plan for adoption, it has evaluated its revenue streams and identified the very few that fall within the scope of this new accounting standard including any impact to the accounting for sales of real estate assets. The Company expects to complete its in-depth review of the revenue contracts and related performance obligations in the fourth quarter of 2017 and finalize the revision of its internal accounting procedures and controls around the revenue recognition process. The Company currently expects to adopt the standard on January 1, 2018 using the modified retrospective method for transition under the standard, in which case the cumulative effect of applying the standard, if any, would be recognized at the date of initial application; the Company currently does not anticipate a material cumulative effect adjustment. This new revenue guidance includes changes to the accounting for sales of real estate properties; however, based on the Company’s analysis, the new standard is not expected to have a material impact on the Company’s recognition of real estate sales and resulting recognition of a gain or loss. The Company will consider whether any additional disclosures required upon the adoption of this standard are applicable to the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and, therefore, this new standard may result in these costs being expensed as incurred after adoption; during the first nine months of 2017, the Company capitalized $1.5 million of initial direct costs which are included in other assets on the condensed consolidated balance sheet. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office lease. The Company has completed its initial inventory and evaluation of these leases and expects that it will be required to recognize a right-of-use asset and a lease liability for the present value of the minimum lease payments. The Company is in the process of preparing and reviewing the initial estimates of the amount of its right-of-use assets and lease liabilities; based on the Company’s current list of contracts under which it is a lessee, the Company estimates that its right-of-use assets to be recognized upon adoption will be less than 1% of total assets. Approximately 98% of the Company’s lease contracts (under which the Company is the lessor) are “triple-net” leases, which means that its tenants are responsible for making the payments to third parties for operating expenses such as, property taxes, insurance and common area maintenance (“CAM”) costs associated with the properties the Company leases to them.  Under the current lease accounting guidance, these payments made by its tenants to third parties are excluded from lease payments and rental revenue.  Upon adoption of the new lease accounting standard in 2019, these lease executory cost payments will be accounted for as activities or costs that are not components of the lease contract.  As a result, the Company may be required to show these payments made by its tenants on a gross basis (for example, both as property tax expense and as corresponding revenue from the tenant who makes the payment directly to the third party) in its consolidated statements of income. Although there is not expected to be any impact to net income or cash flows as a result of a gross presentation, it would have the impact of increasing both reported revenues and property expenses.  The Company is continuing to quantify the impact of this potential gross up and will evaluate any ongoing implementation guidance available on this topic.  The standard will also require new disclosures within the notes accompanying the consolidated financial statements. This standard will be effective for the Company on January 1, 2019.  The Company has developed a four-phase approach to the implementation of the new leasing standard and expects to complete the first two phases in 2017, which include the initial inventory and evaluation of its lease contracts, as a lessee, and the identification of changes needed to the Company’s processes and systems impacted by the new standard. Future phases to be completed in 2018 include the implementation of updates and enhancements to the Company’s internal control framework, accounting systems and related documentation surrounding its lease accounting processes and preparation of any additional disclosures that will be required.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the provisions of ASU 2016-09 beginning with the quarter ended March 31, 2017. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This new standard will be effective for the Company on January 1, 2020, with early adoption permitted beginning on January 1, 2019.  The Company continues to evaluate the impact this new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain specified transactions, such as particular debt and insurance claim related cash flows, are classified in the statement of cash flows.  This new standard will be effective for the Company on January 1, 2018, with early adoption permitted. The Company does not anticipate this standard will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash within the statement of cash flows. Upon adoption, the new guidance is required to be adopted retrospectively. As permitted, the Company early adopted the provisions of ASU 2016-18 beginning with the quarter ended December 31, 2016 and has applied the provisions retrospectively. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if so, the set of transferred assets and activities is not considered to be a business. The Company early adopted the provisions of ASU 2017-01 in the first quarter of 2017, as permitted.  For periods prior to the Company’s adoption of this new guidance in 2017, acquisitions of real estate that were subject to an existing lease were accounted for as business combinations where the associated transaction costs were expensed as incurred, whereas the recently adopted guidance generally will treat such transactions as the acquisition of property.  As a result, beginning in 2017, transaction costs associated with the acquisition of real estate subject to an in-place lease will generally be included as part of the cost of the asset or assets acquired rather than expensed as incurred, as fewer, if any, real estate acquisitions will be accounted for as a business combination.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results.  This new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  The standard will be effective for the Company on January 1, 2019, with early adoption permitted, using a modified retrospective approach.  As the Company has not had any ineffectiveness associated with its cash flow hedges, the adoption of this standard will not have a material impact on its consolidated financial statements.

3. Investments

At September 30, 2017, STORE Capital had investments in 1,826 property locations representing 1,777 owned properties (of which 38 are accounted for as direct financing receivables), 19 ground lease interests and 30 properties which secure mortgage loans. The gross investment portfolio totaled $5.91 billion at September 30, 2017 and consisted of the gross acquisition cost of the real estate investments totaling $5.64 billion and loans and direct financing receivables with an aggregate carrying amount of $273.3 million. As of September 30, 2017, approximately half of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During the nine months ended September 30, 2017, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2016	1,660	$5,124,516
Acquisition of and additions to real estate (b)(c)(d)	204	979,869
Investment in loans and direct financing receivables	3	28,844
Sales of real estate	(40)	(182,198)
Principal collections on loans and direct financing receivables (d)	(1)	(25,099)
Provision for impairment of real estate	—	(11,940)
Other	—	(134)
Gross investments, September 30, 2017		5,913,858
Less accumulated depreciation and amortization		(393,037)
Net investments, September 30, 2017	1,826	$5,520,821

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Includes $0.8 million of interest capitalized to properties under construction.
(c)	Excludes $23.4 million of tenant improvement advances disbursed in 2017 which were accrued as of December 31, 2016.
(d)	One loan receivable was repaid in full through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 380 customers geographically dispersed throughout 48 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2017. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at September 30, 2017, with the largest customer representing approximately 3% of the total investment portfolio. On an annualized basis, the largest customer also represented approximately 3% of the Company’s total annualized investment portfolio revenues as of September 30, 2017. The Company’s customers operate their businesses across approximately 480 concepts and the largest of these concepts represented approximately 3% of the Company’s total annualized investment portfolio revenues as of September 30, 2017.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of September 30, 2017 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	727	$1,176,632	20%
Early childhood education centers	170	379,084	7
Furniture stores	46	371,453	6
Movie theaters	39	355,393	6
Health clubs	67	343,455	6
Family entertainment centers	25	231,893	4
Farm and ranch supply stores	22	198,854	3
All manufacturing industries	156	769,090	13
All other service industries	475	1,487,016	25
All other retail industries	99	600,988	10
	1,826	$5,913,858	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30,	December 31,
	2017	2016
In-place lease assets	$57,816	$61,634
Ground lease interest assets	21,363	20,430
Above-market lease assets	9,492	10,273
Total intangible lease assets	88,671	92,337
Accumulated amortization	(23,220)	(19,515)
Net intangible lease assets	$65,451	$72,822

Aggregate lease intangible amortization included in expense was $1.5 million and $1.6 million during the three months ended September 30, 2017 and 2016, respectively, and was $4.8 million during both the nine-month periods ended September 30, 2017 and 2016.  The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million during both the three months ended September 30, 2017 and 2016 and was $0.9 million during both the nine months ended September 30, 2017 and 2016.

Based on the balance of the intangible assets at September 30, 2017, the aggregate amortization expense is expected to be $1.5 million for the remainder of 2017, $5.8 million in 2018, $5.6 million in 2019, $5.1 million in 2020, $4.7 million in 2021 and $4.5 million in 2022; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.3 million for the remainder of 2017, $1.1 million in each of the years 2018 through 2020, $0.6 million in 2021 and $0.4 million in 2022.  The weighted average remaining amortization period is approximately nine years for the in‑place lease intangibles, approximately 46 years for the amortizing ground lease interests and approximately seven years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at September 30, 2017 was approximately 14 years. Substantially all of the leases are triple net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, STORE Capital is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2017, the Company owned 19 properties that were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2017, are as follows (in thousands):

Remainder of 2017	$113,052
2018	452,475
2019	451,699
2020	450,079
2021	449,344
2022	449,466
Thereafter	4,209,774
Total future minimum rentals	$6,575,889

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At September 30, 2017, the Company held 29 loans receivable with an aggregate carrying amount of $148.8 million. Eighteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Six of the mortgage loans are shorter-term loans (maturing prior to 2023) that require either monthly interest-only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The interest rates on ten of the mortgage loans are subject to increases over the term of the loans.  The other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

			Amount Outstanding
	Interest	Maturity	September 30,	December 31,
Type	Rate (a)	Date	2017	2016
Six mortgage loans receivable (b)	8.60%	2017 - 2022	$29,171	$22,599
Five mortgage loans receivable	8.57%	2032 - 2038	42,863	43,002
Seven mortgage loans receivable (c)	8.70%	2053 - 2056	64,608	70,173
Total mortgage loans receivable			136,642	135,774
Eleven equipment and other loans receivable	9.29%	2017 - 2025	10,912	9,233
Total principal amount outstanding—loans receivable			147,554	145,007
Unamortized loan origination costs			1,256	1,205
Direct financing receivables			124,455	122,998
Total loans and direct financing receivables			$273,265	$269,210

(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)

One loan outstanding at December 31, 2016 was repaid in full during the nine months ended September 30, 2017 through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.

(c)

Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment. Two loans outstanding at December 31, 2016 were either repaid in full or sold during the nine months ended September 30, 2017 and the Company collected $0.1 million in prepayment penalty fees.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2017	$238	$18,056	$18,294
2018	1,534	850	2,384
2019	2,188	4,374	6,562
2020	2,355	—	2,355
2021	1,301	1,484	2,785
2022	841	8,408	9,249
Thereafter	69,709	36,216	105,925
Total principal payments	$78,166	$69,388	$147,554

As of September 30, 2017 and December 31, 2016, the Company had $124.5 million and $123.0 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Minimum lease payments receivable	$296,280	$300,832
Estimated residual value of leased assets	14,815	14,500
Unearned income	(186,640)	(192,334)
Net investment	$124,455	$122,998

As of September 30, 2017, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $3.0 million for the remainder of 2017 and average approximately $12.2 million for each of the next five years.

4. Debt

Credit Facility

As of September 30, 2017, the Company had a $500 million unsecured revolving credit facility with a group of lenders. The facility, which was put in place in September 2014 and amended in September 2015, is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt and includes an accordion feature that allows the size of the facility to be increased up to $800 million.

The amended facility matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. The facility is recourse to the Company and includes a guaranty from STORE Capital Acquisitions, LLC (SCA), one of the Company’s direct wholly owned subsidiaries. Through June 30, 2017, borrowings under this facility required monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 1.35% to 2.15%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.35% to 1.15%. The Company was also required to pay a non-use fee of 0.15% or 0.25% on the unused portion of the facility, depending upon the amount of borrowings outstanding. Subsequent to June 30, 2017, the Company made the election to base the credit spread on the Company’s credit rating as defined in the credit agreement and, as a result, borrowings under the facility now require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 0.85% to 1.55%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%; in addition, the Company is now required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%.  Currently, the applicable credit spread for LIBOR-based borrowings is 1.00% and the facility fee is 0.20%.

Borrowing availability under the facility is limited to 50% of the value of the Company’s eligible unencumbered assets at any point in time. At September 30, 2017, the Company had $82 million of borrowings outstanding and a pool of unencumbered assets aggregating approximately $3.0 billion, substantially all of which are eligible unencumbered assets as defined in the credit agreement.

The Company is subject to various financial and nonfinancial covenants under the revolving credit facility including a maximum total leverage ratio of 65%, a minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum consolidated net worth of $1.0 billion plus 75% of any additional equity raised after September 2015, a maximum dividend payout ratio limited to 95% of Funds from Operations and a maximum unsecured debt leverage ratio of 50%, all as defined in the credit agreement. As of September 30, 2017, the Company was in compliance with these covenants.

At September 30, 2017 and December 31, 2016, unamortized financing costs related to the Company’s credit facility totaled $2.0 million and $2.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above, including the maximum total leverage ratio, the minimum EBITDA to fixed charges ratio and the minimum consolidated net worth amount, as well as a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio and a minimum interest coverage ratio on unsecured debt.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2017, the Company was in compliance with its covenants under the NPAs.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		September 30,	December 31,
	Date	Rate		2017	2016
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000
Total notes payable				375,000	375,000
Term Loans:
Term Loan issued March 2017	Mar. 2019	2.57	% (a)	100,000	—
Term Loan issued April 2016	Apr. 2021	2.44	% (a)	100,000	100,000
Total term loans				200,000	100,000
Unamortized deferred financing costs				(4,624)	(4,810)
Total unsecured notes and term loans payable, net				$570,376	$470,190

(a)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at September 30, 2017.  The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of September 30, 2017.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities.  One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $128.0 million at September 30, 2017.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 months prior to maturity. In August 2017, the Company prepaid the STORE Master Funding Series 2012-1, Class A notes (issued in August 2012 and scheduled to mature in August 2019), which bore an interest rate of 5.77% and had an outstanding balance of $198.6 million at the time of prepayment and recognized $2.0 million of accelerated amortization of deferred financing costs associated with this debt.  As of September 30, 2017, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.6 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $392.0 million at September 30, 2017.

The mortgage notes payable, which are obligations of the consolidated special purpose entities described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants.  The Company did not make the September 1, 2017 through November 1, 2017 scheduled payments of interest and principal due on a $12.9 million note scheduled to mature in August 2022 (see table below) because the two properties that secure this note were not generating sufficient cash flow to cover the debt service.  The Company is currently in discussions with the lender regarding a resolution of this matter, although no assurances can be made as to the outcome of these discussions.  As of the date of this report, the lender has not declared an event of default.  Should the lender declare an event of default, the note would bear interest at a default rate equal to 9.95% per annum.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		September 30,	December 31,
	Date	Rate		2017	2016
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A				$—	$200,749
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		138,663	140,724
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		99,869	101,265
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		72,320	73,307
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		118,000	118,450
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		93,852	94,208
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		94,291	95,693
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		90,536	91,801
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		93,922	95,204
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		137,667	138,192
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		266,737	267,750
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		196,777	199,423
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		134,021	—
Total non-recourse net-lease mortgage notes				1,536,655	1,616,766
Non-recourse mortgage notes payable:
$2,956 note issued June 2013				—	2,663
$7,088 note issued April 2007				—	6,457
$4,400 note issued August 2007				—	3,586
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		6,740	6,960
$20,530 note issued December 2011; amended February 2012	Jan. 2019	5.275	% (a)	17,970	18,359
$6,500 note issued December 2012	Dec. 2019	4.806%		5,777	5,900
$16,100 note issued February 2014	Mar. 2021	4.83%		14,879	15,159
$13,000 note issued May 2012	May 2022	5.195%		11,500	11,737
$14,950 note issued July 2012	Aug. 2022	4.95%		12,874	13,135
$26,000 note issued August 2012	Sept. 2022	5.05%		23,150	23,625
$6,400 note issued November 2012	Dec. 2022	4.707%		5,707	5,827
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,712	10,931
$17,500 note issued August 2013	Sept. 2023	5.46%		16,092	16,380
$10,075 note issued March 2014	Apr. 2024	5.10%		9,573	9,691
$21,125 note issued July 2015	Aug. 2025	4.36%		21,099	21,125
$65,000 note issued June 2016	Jul. 2026	4.75%		63,886	64,614
$7,750 note issued February 2013	Mar. 2038	4.81	% (b)	6,972	7,114
$6,944 notes issued March 2013	Apr. 2038	4.50	% (c)	6,194	6,330
Total non-recourse mortgage notes payable				233,125	249,593
Unamortized net (discount) premium				(399)	(336)
Unamortized deferred financing costs				(28,038)	(32,542)
Total non-recourse debt obligations of consolidated special purpose entities, net				$1,741,343	$1,833,481

(a)	Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on an $11.8 million portion and a $6.2 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.
(b)	Interest rate is effective until March 2023 and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(c)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has an agreement with a derivative counterparty which provides that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company has agreements with other derivative counterparties which provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.    As of September 30, 2017, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of September 30, 2017, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2017	$6,537	$—	$6,537
2018	26,432	6,664	33,096
2019	26,953	122,686	149,639
2020	23,860	293,632	317,492
2021	21,016	229,366	250,382
2022	20,506	211,493	231,999
Thereafter	56,436	1,299,199	1,355,635
	$181,740	$2,163,040	$2,344,780

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

In September 2016, the Company established an “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it offers and sells registered shares of its common stock up to a maximum amount of $400 million through a group of banks acting as its sales agents. During the first quarter of 2017, the Company issued and sold 2,047,546 shares of common stock under the program at a weighted average share price of $25.02, raising $51.2 million in gross proceeds, or $50.3 million in net proceeds after the payment of sales agents’ commissions of $0.8 million and offering expenses. Since the program began in 2016, the Company has issued and sold an aggregate of 8,132,647 shares of common stock under the program at a weighted average share price of $26.25 and raised approximately $213.5 million in aggregate gross proceeds, or approximately $209.4 million in aggregate net proceeds after the payment of sales agents’ commissions of $3.2 million and offering expenses.

The Company declared dividends payable to common stockholders totaling $163.7 million and $124.6 million during the nine months ended September 30, 2017 and 2016, respectively.

6. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.  As of September 30, 2017, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $108.7 million, of which $101.0 million is expected to be funded in the next twelve months.  These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.  At September 30, 2017 and December 31, 2016, the fair value of the Company’s derivative instruments was an asset of $1.7 million and $1.6 million, respectively, included in other assets, net, on the condensed consolidated balance sheets, and a liability of $57,000 and $180,000, respectively, included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2017 and December 31, 2016. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2017, these debt obligations had a carrying value of $2,311.7 million and an estimated fair value of $2,415.1 million. At December 31, 2016, these debt obligations had an aggregate carrying value of $2,303.7 million and an estimated fair value of $2,353.6 million.

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

The growth of our Company from inception in May 2011 until our IPO in November 2014 was funded by STORE Holding Company, LLC, or STORE Holding, a Delaware limited liability company, substantially all of which was owned, directly or indirectly, by certain investment funds managed by Oaktree Capital Management, L.P. In November 2014, we took the Company public on the New York Stock Exchange and now our common stock trades under the ticker symbol “STOR”. Subsequent to the Company’s IPO, STORE Holding sold all of its shares through a series of public offerings and, as of April 1, 2016, no longer owned any shares of the Company’s common stock.

Since our inception in 2011, we have selectively originated real estate investments of approximately

$6.4 billion.  As of September 30, 2017, our investment portfolio totals approximately $5.9 billion, consisting of investments in 1,826 property locations across 48 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of September 30, 2017, approximately 98% of our leases (based on annualized base rent) are “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes, associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2017, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 9% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

We have dedicated an internal team to review and analyze ongoing tenant financial performance, both corporately and at each property we own, in order to identify properties that may no longer be part of our long-term strategic plan.  As part of that continuous active-management process, we may decide to sell properties where we believe the property no longer meets our long-term goals.  Because generally we have been able to originate assets at lease rates above the online auction market, we have been able to sell these assets on a one-off basis, typically for a gain.  This gain acts to partially offset any possible losses we may experience in the real estate portfolio.

Liquidity and Capital Resources

At the beginning of 2017, our real estate investment portfolio totaled $5.1 billion, consisting of investments in 1,660 property locations with base rent and interest due from our customers aggregating approximately $34.9 million per month, excluding future rent payment escalations. By September 30, 2017, our investment portfolio had grown to approximately $5.9 billion, consisting of investments in 1,826 property locations with base rent and interest aggregating approximately $39.5 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant.  We have no lease contracts due to mature during the remainder of 2017 and leases related to just three properties are due to mature in 2018; 91% of our leases have ten years or more remaining in their base lease term.  As of September 30, 2017, we owned 19 properties that were vacant and not subject to a lease; subsequent to September 30, 2017, we re-leased eight of these properties and sold one, resulting in an occupancy rate of 99.5%.  We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. Some of our properties are located in the areas impacted by the recent hurricanes that hit Texas and Florida; however, all but 16 suffered no damage or only minor damage from those storms.  Seven of these properties have reopened for business, while nine, all located in Texas, remain closed and are under repair.  The tenants who operate these nine properties, which represent less than 0.2% of our investment portfolio, are performing under the terms of their lease agreements and, to the extent not covered by their insurance policies, are responsible for the repairs.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.  When we sell properties, we will often reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.  As of September 30, 2017, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $108.7 million, of which $101.0 million is expected to be funded in the next twelve months.

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable‑rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By “locking in” this difference, or “spread”, we seek to reduce the risk that increases in interest rates would adversely impact our profitability.  In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow, or cash from operations less dividends, and our annual debt maturities.

As of September 30, 2017, all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt and our weighted average debt maturity was approximately six years. In conjunction with our investment-grade unsecured debt strategy, we are targeting a level of debt (net of cash and cash equivalents) that approximates 5½ to 6 times our earnings before interest, taxes, depreciation and amortization.

Our long-term debt strategy focuses on developing and maintaining broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time. To complement our long-term secured borrowing program, we use our investment-grade credit ratings to issue senior unsecured long-term debt. In June 2017, we received a rating of Baa2, stable outlook, from Moody’s Investors Service and we are currently rated BBB, stable outlook, by both Standard & Poor’s Ratings Services and Fitch Ratings.

Our goal is to employ a prudent blend of secured non-recourse debt paired with senior unsecured debt. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered.  Our secured non-recourse borrowings have a current weighted average loan-to-cost ratio of approximately 60% and approximately 50% of our investment portfolio serves as collateral for this long-term debt.  The remaining 50% of our portfolio properties, aggregating approximately $3.0 billion at September 30, 2017, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings.  The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings and senior unsecured borrowings. Our secured non-recourse borrowings are obtained through multiple debt markets – primarily either the asset-backed or commercial mortgage-backed securities debt markets. To a lesser extent, we may also obtain fixed-rate non‑recourse mortgage financing from banks and insurance companies secured by specific properties we pledge as collateral. The vast majority of our secured non-recourse borrowings were made through our own STORE Master Funding program, which provides flexibility not commonly found in most secured non-recourse debt and which is described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt.  As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility.  During the nine months ended September 30, 2017, we repaid two maturing secured notes payable which had aggregate balloon payments of $9.9 million.  In August 2017, we prepaid, with no prepayment penalty, our first issuance of STORE Master Funding notes (Series 2012-1, Class A notes, issued in August 2012 and scheduled to mature in August 2019), which bore an interest rate of 5.77% and had an outstanding balance of $198.6 million at the time of prepayment. We have one $100 million extendible bank term loan scheduled to mature in 2019 and no other significant debt maturities until 2020, when the STORE Master Funding seven-year notes issued in 2013 are due to mature.  Similar to the STORE Master Funding Series 2012-1 prepayment, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Typically, we use our $500 million unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. The facility, which includes an accordion feature that allows the size of the facility to be increased up to $800 million, matures in September 2019 and includes a one-year extension option subject to certain conditions and the payment of a 0.15% extension fee. Subsequent to June 30, 2017, we made the election to base the credit spread on our credit rating as defined in the credit agreement and, as a result, the facility now bears interest at a rate selected by us equal to either (1) LIBOR plus a credit spread ranging from 0.85% to 1.55% or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%.  We are also required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%. Prior to June 30, 2017, borrowings under the facility generally bore interest at one-month LIBOR plus a leverage-based credit spread ranging from 1.35% to 2.15%.  We were also required to pay a fee of either 0.15% or 0.25% assessed on the average unused portion of the facility, depending upon the amount of borrowings outstanding. Availability under the facility is limited to 50% of the value of our eligible unencumbered assets at any point in time. At September 30, 2017, we had $82 million of borrowings outstanding on this credit facility and we had a pool of unencumbered assets aggregating approximately $3.0 billion, substantially all of which can serve as eligible unencumbered assets under the credit facility. Corporate covenants under this facility include: maximum leverage of 65%, minimum EBITDA to fixed charges ratio of 1.5 to 1, minimum net worth of $1.0 billion plus 75% of new net equity proceeds, and a maximum dividend payout ratio limited to 95% of Funds from Operations, all as defined in the credit agreement. The facility is recourse to us and includes a guaranty from STORE Capital Acquisitions, LLC, one of our direct wholly owned subsidiaries. We remain in compliance with these covenants.

As summarized below, about 43% of our real estate investment portfolio serves as collateral for outstanding borrowings under our STORE Master Funding debt program. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool. We believe our STORE Master Funding program allows for flexibility not commonly found in nonrecourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management.

The ABS notes are generally issued to institutional investors through the asset‑backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral and are currently rated A+ by Standard & Poor’s Ratings Services. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by Standard & Poor’s Ratings Services.  We have historically retained the Class B notes of each series, which aggregate $128.0 million in principal amount outstanding at September 30, 2017 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

In March 2017, we sold $135 million of A+ rated notes under the STORE Master Funding secured debt program.  These notes, which were originally issued in October 2016 and had been retained by the Company for future sale, have an interest rate of 4.32% and a remaining term at the time of the sale of approximately 10 years.

The ABS notes outstanding at September 30, 2017 totaled $1.5 billion in Class A principal amount, supported by a collateral pool valued at approximately $2.6 billion representing 975 property locations operated by 176 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flows is generated by the special purpose entities comprising our STORE Master Funding debt program. For the nine months ended September 30, 2017, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $74 million on cash collections of $159 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.85 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

From time to time, we also may obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. We generally obtain discrete secured borrowings from institutional commercial mortgage lenders, who subsequently securitize (that is, sell) the loans within the commercial mortgage‑backed securities, or CMBS, market. We also have occasionally used similar types of financing from insurance companies and commercial banks. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.  We did not make the September 1, 2017 through November 1, 2017 scheduled payments of interest and principal due on a $12.9 million note, which bears interest at 4.95% and is scheduled to mature in August 2022, because the two properties that secure this note were not generating sufficient cash flow to cover the debt service.  We are currently in discussions with the lender regarding a resolution of this matter, although no assurances can be made as to the outcome of these discussions.  As of the date of this report, the lender has not declared an event of default.  Should the lender declare an event of default, the note would bear interest at a default rate equal to 9.95% per annum.

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

As of September 30, 2017, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $2.34 billion, a weighted average maturity of 6.0 years and a weighted average interest rate of 4.4%.  The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2017:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,537	$2,554	$—	$2,554
Other mortgage notes payable	233	392	—	392
Unsecured notes and term loans payable	575	—	—	—
Unsecured credit facility	82	—	—	—
Total debt	2,427	2,946	—	2,946
Unencumbered real estate assets	—	2,322	646	2,968
	$2,427	$5,268	$646	$5,914

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

We access the equity markets in various ways.  In June 2017, we completed a private placement of 18,621,674 shares of our common stock to a wholly owned subsidiary of Berkshire Hathaway at a purchase price of $20.25 per share and received aggregate proceeds of $377.1 million.  The issuance and sale of the shares were made pursuant to a stock purchase agreement and there were no underwriter discounts or commissions associated with the sale.  We used the proceeds from this offering to prepay the STORE Master Funding Series 2012-1, Class A, indebtedness and to fund real estate acquisitions during the third quarter.  In addition, during the first quarter of 2017, we completed a follow-on stock offering in which the Company issued and sold 9,947,500 shares of common stock at a price to the public of $23.10 per share.  We raised approximately $220.8 million of proceeds, net of both underwriters’ discount and offering expenses, from this offering, which was used to pay down amounts then outstanding under our credit facility and to fund real estate acquisitions.

In September 2016, we established an “at the market” equity distribution program, or ATM program, under which, from time to time, we offer and sell registered shares of our common stock up to a maximum amount of $400 million through a group of banks acting as our sales agents.  During the first quarter of 2017, we issued and sold 2,047,546 shares under the program at a weighted average share price of $25.02, raising $51.2 million in gross proceeds and $50.3 million in net proceeds after the payment of sales agents’ commissions of $0.8 million and offering expenses. We did not sell any shares under the ATM program during the second or third quarter of 2017.  Since the program began in 2016, we have issued and sold an aggregate of 8,132,647 shares under the program at a weighted average share price of $26.25, raising $213.5 million in aggregate gross proceeds and $209.4 million in aggregate net proceeds after the payment of sales agents’ commissions of $3.2 million and offering expenses. The net proceeds were primarily used to fund real estate acquisitions.

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities increased $46.4 million from the same period in 2016, primarily due to the increase in the size of our real estate investment portfolio which generated additional rent and interest revenues. Real estate investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock.  The decrease in net cash used in investing activities is primarily due to an increase of $179.7 million in proceeds from the sale of real estate and collections of principal on our loans and direct financing receivables which increased from $45.8 million for 2016 to $225.5 million in 2017.  Net proceeds from the issuance of common stock increased $271.9 million to $647.8 million during 2017 from $375.9 million during the first nine months of 2016, whereas net proceeds from the issuance of long-term debt decreased $128.5 million from the same period in 2016.  As compared to the first nine months of 2016, we repaid $208.7 million more of long-term debt during the same period of 2017 primarily related to the STORE Master Funding Series 2012-1 notes which were prepaid in August 2017.  Additionally, we paid dividends to our stockholders totaling $151.0 million and $117.4 million during the first nine months of 2017 and 2016, respectively.  Our quarterly dividend was increased by 7.4% during the third quarter of 2016 to an annualized $1.16 per common share. We also increased our quarterly dividend in the third quarter of 2017 by 6.9% to an annualized $1.24 per common share; this increase will impact our cash payments for dividends in future quarters.

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$229,405	$182,959
Net cash used in investing activities	(782,277)	(834,125)
Net cash provided by financing activities	530,060	639,639
Net decrease in cash, cash equivalents and restricted cash	(22,812)	(11,527)
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$50,354	$71,911

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,986	$30,044
Restricted cash included in other assets	15,368	41,867
Total cash, cash equivalents and restricted cash	$50,354	$71,911

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2016, we have contractual obligations related to our credit facility and long-term debt obligations, interest on those debt obligations, commitments to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease.  As disclosed in Liquidity and Capital Resources, during the first nine months of 2017, we entered into two long-term debt obligations: (1) a $100 million two-year bank term loan, which has three one-year extension options, and has been effectively converted to a fixed rate of 2.57% through the use of an interest rate swap, and (2) $135 million of STORE Master Funding net-lease mortgage notes, which have an interest rate of 4.32% and a remaining term of approximately 10 years.  In the third quarter of 2017, we prepaid the STORE Master Funding Series 2012-1, Class A notes (issued in August 2012 and scheduled to mature in August 2019), which bore an interest rate of 5.77% and had an outstanding balance of $198.6 million at the time of prepayment.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2017 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2017, our total investment in real estate and loans approximated $5.9 billion, representing investments in 1,826 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from approximately 580 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases.  The weighted average non‑cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified.  As of September 30, 2017, our 1,826 property locations were operated by over 380 customers across 48 states.  Our largest customer represented approximately 3% of our portfolio at September 30, 2017, and our top ten largest customers represented less than 19% of annualized base rent and interest.  Our customers operate their businesses across 480 brand names or business concepts in over 100 industries.  Our top five concepts as of September 30, 2017 were Art Van Furniture, Ashley Furniture HomeStore, Cabela’s, Mills Fleet Farm and Applebee’s; combined, these concepts represented 12% of annualized base rent and interest.  Our top five industries as of September 30, 2017 are restaurants, early childhood education centers, furniture stores, movie theaters and health clubs.  Combined, these industries represented 46% of annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on September 30, 2017, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of September 30, 2017, our 1,826 property locations were operated by over 380 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	2.9%	17
Bass Pro Group, LLC (Cabela's)	2.8	9
American Multi-Cinema, Inc. (Starplex/Carmike/Showplex/AMC)	2.4	15
Mills Fleet Farm Group, LLC	2.0	6
Cadence Education, Inc. (Early childhood/elementary education)	2.0	32
US LBM Holdings, LLC (Building materials distribution)	1.7	37
RMH Franchise Holdings, Inc. (Applebee's)	1.4	33
O'Charley's LLC	1.2	30
Automotive Remarketing Group, Inc.	1.2	6
Stratford School, Inc. (Elementary and middle schools)	1.1	4
All other (372 customers)	81.3	1,637
Total	100.0%	1,826

Diversification by Concept

As of September 30, 2017, our customers operated their businesses across 480 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Art Van Furniture	2.9%	17
Ashley Furniture HomeStore	2.7	24
Cabela's	2.6	8
Mills Fleet Farm	2.0	6
Applebee's	2.0	47
Popeyes Louisiana Kitchen	1.4	63
O'Charley's	1.2	30
Stratford School	1.1	4
Starplex Cinemas	1.1	7
Captain D's	1.1	73
All other (470 concepts)	81.9	1,547
Total	100.0%	1,826

Diversification by Industry

As of September 30, 2017, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries into 75 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	13.1%	335	2,348
Restaurants—limited service	7.4	392	1,048
Early childhood education centers	6.8	170	1,878
Movie theaters	6.3	39	1,873
Health clubs	6.0	67	1,915
Family entertainment centers	4.2	25	836
Automotive repair and maintenance	3.0	95	460
All other service (31 industry groups)	22.2	380	10,997
Total service	69.0	1,503	21,355
Retail:
Furniture stores	6.3	46	2,980
Farm and ranch supply stores	3.1	22	1,859
All other retail (14 industry groups)	8.2	99	4,743
Total retail	17.6	167	9,582
Manufacturing:
Metal fabrication	3.3	47	4,520
All other manufacturing (20 industry groups)	10.1	109	11,111
Total manufacturing	13.4	156	15,631
Total	100.0%	1,826	46,568

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,826 property locations can be found in 48 of the 50 states (excluding Delaware and Rhode Island).  The following table details the top ten geographical locations of the properties as of September 30, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.5%	192
Illinois	7.1	127
Florida	6.5	112
Ohio	5.7	104
Georgia	5.5	114
Tennessee	4.4	89
California	3.9	25
Arizona	3.8	74
Michigan	3.8	64
Minnesota	3.8	60
All other (38 states) (1)	43.0	865
Total	100.0%	1,826

(1)	Includes two properties in Ontario, Canada which represent 0.5% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of September 30, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2017	0.3%	11
2018	0.3	3
2019	0.7	8
2020	0.4	4
2021	0.8	6
2022	0.5	7
2023	1.4	31
2024	0.9	17
2025	1.9	23
2026	2.6	54
Thereafter	90.2	1,643
Total	100.0%	1,807

(1)	Expiration year of contracts in place as of September 30, 2017 and excludes any tenant option renewal periods.
(2)	Excludes 19 properties which were vacant and not subject to a lease as of September 30, 2017.

Results of Operations

Overview

As of September 30, 2017, our real estate investment portfolio had grown to approximately $5.9 billion, consisting of investments in 1,826 property locations in 48 states, operated by over 380 customers in various industries. Over 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 4% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In thousands)	2017	2016	(Decrease)	2017	2016	(Decrease)
Total revenues	$110,544	$96,998	$13,546	$332,723	$274,202	$58,521
Expenses:
Interest	31,379	27,121	4,258	91,938	76,427	15,511
Transaction costs	—	155	(155)	—	490	(490)
Property costs	1,335	807	528	3,272	2,519	753
General and administrative	10,255	8,104	2,151	29,787	25,240	4,547
Selling stockholder costs	—	—	—	—	800	(800)
Depreciation and amortization	37,589	31,112	6,477	110,200	86,626	23,574
Provision for impairment of real estate	7,670	—	7,670	11,940	—	11,940
Total expenses	88,228	67,299	20,929	247,137	192,102	55,035
Income from operations before income taxes	22,316	29,699	(7,383)	85,586	82,100	3,486
Income tax expense	81	89	(8)	334	248	86
Income before gain on dispositions of real estate	22,235	29,610	(7,375)	85,252	81,852	3,400
Gain on dispositions of real estate, net of tax	6,345	6,733	(388)	35,778	9,533	26,245
Net income	$28,580	$36,343	$(7,763)	$121,030	$91,385	$29,645

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $4.8 billion in gross investment amount representing 1,576 properties as of September 30, 2016 to approximately $5.9 billion in gross investment amount representing 1,826 properties at September 30, 2017. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $5.7 billion in 2017 and $4.7 billion in 2016. During the nine-month periods, the weighted average real estate investment amounts outstanding were approximately $5.5 billion in 2017 and $4.4 billion in 2016.  Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a large portion of the increase in revenues between periods is related to recognizing revenue in 2017 on acquisitions that were made during 2016. Similarly, the full revenue impact of acquisitions made during the first nine months of 2017 will not be seen until the fourth quarter of 2017 and into 2018. Revenues for the third quarter of 2017 include a $4.6 million charge related to accelerated amortization of lease incentives associated with terminated lease contracts.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. For the nine months ended September 30, 2017, we experienced a decrease of 0.2% in the weighted average lease rate achieved as compared to the same period in 2016 and, based on our most recent experience, our expectation for the future is that lease rates will remain relatively flat for the near term. The weighted average initial real estate capitalization rate on the properties we acquired during the third quarters of 2017 and 2016 was approximately 7.8% and 8.2%, respectively, and was approximately 7.8% and 8.0% on the properties we acquired during the first nine months of 2017 and 2016, respectively.

Interest Expense

The increase in interest expense, as summarized in the table below, was due primarily to an increase in long‑term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. We fund the growth in our real estate investment portfolio with long‑term fixed-rate debt, net proceeds from the occasional sales of real estate, net proceeds from equity issuances and excess cash flow from our operations after dividends and principal payments on our debt. We use our credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense - credit facility	$10	$74	$959	$915
Interest expense - credit facility fees	264	323	773	758
Interest expense - long-term debt (secured and unsecured)	27,336	25,105	82,906	70,043
Capitalized interest	(268)	(212)	(827)	(607)
Amortization of deferred financing costs and other	4,037	1,831	8,127	5,318
Total interest expense	$31,379	$27,121	$91,938	$76,427
Credit facility:
Average debt outstanding	$1,783	$13,728	$56,520	$60,202
Average interest rate during the period (excluding facility fees)	2.2%	2.2%	2.3%	2.0%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,458,229	$2,152,832	$2,454,548	$1,992,639
Average interest rate during the period	4.4%	4.6%	4.5%	4.7%

The average amount of long-term debt outstanding was approximately $2.5 billion during the three months ended September 30, 2017, up from approximately $2.2 billion for the same period in 2016 and, for the nine months ended September 30, 2017, the average amount of long-term debt outstanding was approximately $2.5 billion, up from approximately $2.0 billion for the same period in 2016.  The increase in long-term debt outstanding is the primary driver for the increase in interest expense on long-term debt. This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt. Long-term debt added after September 30, 2016 included $100 million of unsecured bank term debt we issued in March 2017, which bears an interest rate of 2.77%, and the STORE Master Funding net‑lease mortgage notes we sold in October 2016 and March 2017, aggregating $335.0 million, which bear a weighted average interest rate of 4.1%.  During the third quarter of 2017, we prepaid approximately $198.6 million of STORE Master Funding Series 2012-1, Class A notes, which were not scheduled to mature until August 2019 and, as a result, recognized a $2.0 million charge to interest expense for the accelerated amortization of the related deferred financing costs.  As of September 30, 2017, we had $2.3 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we use to repay the amounts outstanding under our revolving credit facility. We entered the third quarter of 2017 with cash available from our private placement stock offering in late June 2017 and, as a result, did not have any borrowing activity until late September 2017, generating a nominal amount of interest expense, excluding facility fees, associated with our revolving credit facility for the three months ended September 30, 2017.  Similarly, for the three months ended September 30, 2016, we also had a small amount of average borrowings outstanding and incurred $0.1 million of interest expense. For the nine months ended September 30, 2017 and 2016, average borrowings outstanding were $56.5 million and $60.2 million, respectively, and interest expense was $1.0 million and $0.9 million, respectively.  The amount and timing of real estate acquisition activity and debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented $0.3 million and $0.8 million during the three and nine months ended September 30, 2017, respectively, as compared to $0.2 million and $0.6 million, respectively, for the same periods in 2016.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs are capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease and have historically accounted for those transactions as business combinations in accordance with the then-existing accounting guidance. Accordingly, the costs incurred on properties acquired that were subject to an existing lease have been expensed to operations as incurred. As noted in Note 2 to the condensed consolidated financial statements, we adopted ASU 2017-01 in 2017 and, as a result, expect that fewer, if any, of our real estate acquisitions subject to an existing lease will be accounted for as business combinations under this new accounting guidance and expect that the related closing costs will be capitalized as part of the investment in those properties. Transaction costs expensed during the three and nine months ended September 30, 2016 totaled $0.2 million and $0.5 million, respectively.  As expected, there were no transactions costs expensed during the nine months ended September 30, 2017.

Property Costs

Approximately 98% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2017, we owned 19 properties that were vacant and not subject to a lease and no lease contracts are expected to mature during the remainder of 2017. Subsequent to September 30, 2017, we re-leased eight of these vacant properties and sold one more.  We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs for the three and nine months ended September 30, 2017 was approximately $117,000 and $348,000, respectively, related to the amortization of ground lease intangibles as compared to $112,000 and $336,000, respectively, for the same periods in 2016. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $10.3 million and $29.8 million for the three and nine months ended September 30, 2017, respectively, as compared to $8.1 million and $25.2 million, respectively, for the same periods in 2016 with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased partially due to staffing additions to support our growing investment portfolio, as well as an increase in amortization expense related to our stock-based incentive compensation program where our legacy incentive plans are being replaced with public company incentive plans that are more comprehensive and include more of our employees. Our employee base grew from 65 employees at September 30, 2016 to 77 employees as of September 30, 2017. General and administrative expense for the third quarter of 2017 includes a $0.3 million accrued severance payment for an executive officer that announced his resignation in September 2017.  We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $31.1 million and $86.6 million for the three and nine months ended September 30, 2016, respectively, to $37.6 million and $110.2 million, respectively, for the comparable periods in 2017.

Provision for Impairment of Real Estate

During the nine months ended September 30, 2017, we recognized an aggregate provision for impairment of real estate of $11.9 million representing $7.6 million recognized in the third quarter related to two properties which became vacant during the quarter and $4.3 million recognized in the first quarter associated with a property sold in the second quarter (see below). There was no provision for impairment of real estate recognized in 2016.

Gain on Dispositions of Real Estate

We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to reinvest the capital. During the three months ended September 30, 2017, we recognized a $6.3 million aggregate gain, net of tax, on the sale of 12 properties.  In comparison, for the three months ended September 30, 2016, we recognized a $6.7 million aggregate gain, net of tax, on the sale of 16 properties. For the nine months ended September 30, 2017, we recognized a $35.8 million aggregate gain, net of tax, on the sale of 40 properties as compared to a $9.5 million aggregate gain, net of tax, on the sale of 21 properties in the same period in 2016.

Net Income

For the three months ended September 30, 2017, our net income was $28.6 million, a decrease from $36.3 million for the same period a year ago.  Net income for the third quarter of 2017 includes a $4.6 million non-cash charge to revenue related to the accelerated amortization of lease incentives associated with lease contracts that were terminated during the quarter, a $2.0 million accelerated amortization of deferred financing costs associated with the prepayment of our Series 2012-1, Class A, STORE Master Funding debt, and a $7.6 million provision for impairment of real estate recognized on two properties which became vacant during the quarter.

For the nine months ended September 30, 2017, our net income rose to $121.0 million from $91.4 million for the same period in 2016.  Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and due to the increase in gains on dispositions of real estate as described above, offset by the impact of property impairments and accelerated amortization as discussed above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net Income	$28,580	$36,343	$121,030	$91,385
Depreciation and amortization of real estate assets	37,397	30,956	109,698	86,236
Provision for impairment of real estate	7,670	—	11,940	—
Gain on dispositions of real estate, net of tax	(6,345)	(6,733)	(35,778)	(9,533)
Funds from Operations	67,302	60,566	206,890	168,088
Adjustments:
Straight-line rental revenue, net	(1,185)	(963)	(2,962)	(2,548)
Transaction costs	—	155	—	490
Amortization of:
Equity-based compensation	2,012	1,796	5,880	5,219
Deferred financing costs and other noncash interest expense (a)	4,037	1,831	8,127	5,318
Lease-related intangibles and costs (b)	5,025	418	5,642	1,321
Accrued severance costs	296	—	296	—
Selling stockholder costs	—	—	—	800
Adjusted Funds from Operations	$77,487	$63,803	$223,873	$178,688

(a)	For the third quarter of 2017, includes $2.0 million of accelerated amortization of deferred financing costs related to the prepayment of STORE Master Funding debt.
(b)	For the third quarter of 2017, includes a $4.6 million charge related to accelerated amortization of lease incentives associated with terminated lease contracts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At September 30, 2017, all of our long‑term debt carried a fixed interest rate, or was effectively converted to a fixed‑rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.0 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of September 30, 2017, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of September 30, 2017 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: November 3, 2017	By:	/s/ Catherine Long
Catherine Long
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)