Form 10-K
period 2017-12-31
STORE CAPITAL Corp
filed 2018-02-23
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller
reporting company)		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $4.3 billion based on the last reported sale price of $22.45 per share on the New York Stock Exchange on June 30, 2017.

As of February 21, 2018, there were 194,284,129 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

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

•	the impact of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied;
•

financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and that we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms at all;

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

S|T|O|R|E continues the investment activities of our senior leadership team, which has been investing in single-tenant operational real estate for over 30 years. We are one of the largest and fastest-growing net-lease REITs, and own a well-diversified portfolio that consists of investments in 1,921 property locations operated by nearly 400 customers across 48 states as of December 31, 2017. Our customers operate across a wide variety of industries within the service, retail and manufacturing sectors of the U.S. economy, with restaurants, furniture stores, early childhood education centers, movie theaters and health clubs representing the top industries in our portfolio.

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

2017 Highlights

•	During the year ended December 31, 2017, we invested approximately $1.4 billion in 316 property locations.
•

As of December 31, 2017, our total gross investment in real estate had reached approximately $6.2 billion, of which $3.3 billion was unencumbered. Our long-term outstanding debt totaled $2.3 billion at December 31, 2017, and, at that date, approximately $1.8 billion of our total long-term debt was secured debt and approximately $2.9 billion of our investment portfolio served as collateral for these outstanding borrowings.

•

For the year ended December 31, 2017, we declared dividends totaling $1.20 per share of common stock to our stockholders. In the third quarter of 2017, we raised our quarterly dividend 6.9% from our previous quarterly dividend amount.

•

During 2017, we received an investment grade issuer rating of Baa2 with a stable outlook from Moody’s Investor Service.  We also received credit rating upgrades to BBB, stable outlook, from both S&P Global Ratings and Fitch Ratings.

•

In June 2017, we completed a private placement of 18.6 million shares of our common stock to a wholly owned subsidiary of Berkshire Hathaway at a price of $20.25 per share and received aggregate proceeds of $377.1 million. In March 2017, we completed a follow-on public offering of our common stock in which we received proceeds aggregating $220.8 million, net of underwriters’ discounts and offering expenses.

•

During 2017, we raised aggregate net proceeds of $144.8 million from sales of shares under our initial $400.0 million “at the market”, or ATM, equity offering program. As of December 31, 2017, we had the ability to offer and sell up to an additional $90.3 million of our shares of common stock under our initial $400.0 million ATM authorization.
•	In March 2017, we closed on a $100.0 million two-year unsecured bank term loan, which has three one-year extension options.
•	In March 2017, we sold $135.0 million of A+ rated net-lease mortgage notes, coupon rate 4.32%, under the STORE Master Funding debt program.
•

In August 2017, we prepaid, without the incurrence of a prepayment penalty, $198.6 million of STORE Master Funding notes, which bore an interest rate of 5.77% and were scheduled to mature in August 2019.

Our Target Market

We are the leader in providing real estate financing solutions principally to middle-market and larger businesses that own STORE Properties and operate within the broad-based service, retail and manufacturing sectors of the U.S. economy. We have designed our net-lease solutions to provide a long-term, lower-cost way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership. We estimate the market for STORE Properties to exceed $3.3 trillion in market value and to include more than 1.9 million properties.

We define middle-market companies as those having approximate annual gross revenues of between $10 million and $1.0 billion, although approximately 16% of our customers have annual revenues in excess of $1.0 billion. The median annual revenues for our nearly 400 customers is approximately $47 million and, on a weighted average basis, our average customer has revenues of approximately $800 million. Most of our customers do not have credit ratings, while some have ratings from rating agencies that service insurance companies or fixed-income investors. Most of these non-rated companies either prefer to be unrated or are simply too small to issue debt rated by a nationally recognized rating agency in a cost-efficient manner.

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

Our customers typically have the choice to either own or to lease the real estate they use in their daily businesses. They choose to lease for various reasons, including the potential to lower their cost of capital, since leasing supplants traditional financing options and the costlier equity that lenders require be tied up in the real estate. Leasing is also viewed as an attractive alternative to our customers because it generally locks in scheduled payments, at lower levels and for longer periods, than traditional financing options, which are viewed as attractive relative to the amounts funded.

Whether companies elect to rent or own the real estate they use in their businesses is most often a financial decision. For the few highly capitalized large companies that possess investment-grade credit ratings, real estate leasing tends to be viewed as a substitute for corporate borrowings that they could otherwise access (so long as they remain highly rated and equitized). With real estate leases often bearing rental costs that exceed corporate term borrowing costs, such companies elect to rent for strategic reasons. Such reasons may include the long-term flexibility to vacate properties that are no longer strategic, the permanence of lease capital which lessens potential refinancing risk should corporate credit ratings deteriorate, the lack of corporate financial covenants associated with leasing and the ability to harness developers to effectively outsource their real estate development needs. The primary motivations for S|T|O|R|E’s middle market and larger customers tend to be different. For such companies, real estate lease solutions offer the potential to lower their cost of capital. In addition to these primary economic motivations, real estate leasing offers the potential for greater corporate flexibility, which is a hallmark of S|T|O|R|E’s approach and which offers the potential for further tenant wealth creation.  Important tenant concerns include lease assignability, property substitution rights, property closure rights and the ability of S|T|O|R|E to assist with property expansion and lease contract modification. We believe that our customers select us as their landlord of choice principally as a result of our service, comparative business flexibility and the tailored net-lease solutions we provide.

We believe the demand for our net-lease solutions has grown as a result of the current bank regulatory environment. In our view, the increased scrutiny and regulation of the banking industry in response to the collapse of the housing and mortgage industries from 2007 to 2009, particularly with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the Basel Accords issued by the Basel Committee on Banking Supervision, have constrained aggressive real estate lending practices and limited desirable term debt real estate borrowing options.  Real estate leasing today represents a highly desirable component of corporate capitalization strategies for reasons due, in part, to the unavailability of long-term, fixed rate commercial real estate mortgage financing with important features such as affordable prepayment and modification options or loan assignability.

S|T|O|R|E was formed to capitalize on a large market opportunity resulting from the widespread need amongst middle market and larger companies for efficient corporate real estate capital solutions.  We believe our opportunities include both gaining market share from the fragmented network of net-lease capital providers and growing the market by creating demand for our net-lease solutions that meet the long-term real estate capital needs of these companies.

The estimated $3.3 trillion market of STORE Properties is divided into three primary industry sectors and various industry sub-sectors. The primary sectors and their proportion of the market of STORE Properties are service at 42%, retail at 46% and manufacturing at 12%. The sub-sectors included within each primary sector are summarized in the table below.

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
Family entertainment

Within the sub-sectors, the market for STORE Properties is further subdivided into a wide variety of industries within the service, retail and manufacturing sectors, such as:

Automotive parts stores	Movie theaters
Cold storage facilities	Office supplies retailers
Department stores	Pet care facilities
Discount stores	Rental centers
Early childhood education	Secondary education
Family entertainment facilities	Supermarkets
Furniture stores	Truck stops
Fast food restaurants	Wholesale clubs
Full service restaurants

Although many of these industries are represented within our diverse property portfolio, S|T|O|R|E primarily targets service sector properties that represent a broad array of everyday services, such as restaurants and health clubs, are located near customers targeted by the business operating on the property and are for services not readily available online.  Although not our primary focus, the retail sector assets we target are primarily located in retail corridors, tend to be internet resistant and include a high experiential component, such as furniture and hunting and fishing stores. For the manufacturing sector of the market of STORE Properties, we will typically target properties, across a broad array of industries, that are located in industrial parks near customers and suppliers that make a product which is an everyday necessity.  As of December 31, 2017, our portfolio of investments in STORE Properties was diversified across more than 100 industries, of which 67% was in the service sector, 18% was in the retail sector and 15% was in the manufacturing sector, based on annualized revenue.

Our Asset Class: STORE Properties

STORE Properties are a unique asset class that inspired the formation of S|T|O|R|E and our company name. STORE (Single Tenant Operational Real Estate) Properties are profit-center real estate locations on which our customers conduct their businesses and generate their revenues and profits. The defining characteristic of STORE Properties is the number of payment sources: STORE Properties have the following three payment sources, whereas all other commercial real estate assets have just two.

•

Unit-Level Profitability. STORE Properties are distinguished by the primary source of their rent payment, which comes directly from the profits produced by the business operations at the real estate locations we own, which we refer to as unit-level profitability. While it is a common perception that the tenant under a lease is the primary source of the rent payment (as distinguished from the business unit operating at the leased site), we have observed a historic pattern in which tenants in corporate insolvencies seek to vacate unprofitable locations while retaining profitable ones, which indicates that the profitability of the location is the main indicator of a tenant’s long-term ability to pay. Because tenants historically retain profitable locations and vacate unprofitable ones in the event of insolvency, it is fundamentally important for S|T|O|R|E to collect and review the unit-level financial statements of our customers at our real estate locations, which is a key component of our business model. As of December 31, 2017, approximately 97% of the properties in our portfolio are subject to unit-level financial reporting requirements. Without access to unit-level financial reporting for the business activities conducted on the properties we own, it is difficult to accurately assess our customer’s business and, thus, the quality of the most important, and primary, source for our rent payments.

•

Customer Credit Quality. In addition to the unit-level profitability of the business on the real estate we own, our customers’ overall financial health, or credit quality, serves as an additional, but not primary, source of payment. Our customer’s credit can become the primary payment source if our unit is not profitable and our customer is required to divert cash flows from its other profitable locations or utilize other resources to pay our rents. However, we have seen that customer credit quality tends to be subject to greater volatility over time than unit-level profitability, because customer credit quality is not only a function of the unit-level profitability of the operations at our locations, but of the profitability of potentially many other existing and new assets owned and operated by our customer. Corporate financial health is also a function of many other decisions, such as optional changes in capital structure or growth strategies, as well as conditions in the marketplace for our customers’ products and services, that can change over time and that may have profound impacts on customer creditworthiness.

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

Creating Investment-Grade Contracts

From our inception in 2011, based upon the experiences gained by our founding leadership team over more than thirty years and two prior successful public companies, we have emphasized and uniquely disclosed information regarding the net-lease contracts that we create with our tenants. We believe that our net-lease contracts, and not simply tenant or real estate quality, are central to our potential to deliver superior long-term risk-adjusted rates of return to our stockholders.  Contract quality embodies tenant and real estate characteristics, together with other investment attributes we believe to be highly material. Contract attributes include the prices we pay for the real estate we own, inclusive of the prices relative to new construction cost. As of December 31, 2017, our average investment approximated 82% of replacement cost, a statistic that has been relatively stable since 2015. Other important contract attributes include the ability to receive unit-level financial statements, which allows us to evaluate unit-level cash flows relative to the rents we receive. As of December 31, 2017, the median ability of the properties we own to cover our rents, inclusive of an allowance for indirect costs, approximated 2.1:1, which also has held fairly stable since 2015. Likewise, over many years of providing real estate net-lease capital, we have determined that tenant alignments of interest are highly important. Such alignments of interest can include full parent company recourse, credit enhancements in the form of guarantees, cross default provisions and the use of master leases. Master leases are individual lease contracts that bind multiple properties and offer landlords greater security in the event of tenant insolvency and bankruptcy. Whereas individual property leases convey to tenants the options to evaluate the desirability and viability of each individual property they rent in the event of a bankruptcy, master leases bind multiple properties, permitting landlords to benefit from aggregate property performance. As of December 31, 2017, 87% of our multi-property net-lease contracts were in the form of master leases. Contract economic terms are also highly important because they can enhance margins of safety. During 2017, our weighted average initial lease rate was 7.8%, with annual contractual lease escalations averaging an added 1.8% of contract rents. We believe that our initial yields, on average, range from 10% to 15% above those expected by investors seeking real estate investment opportunities through the broker auction market, which provides us greater flexibility to preserve and enhance returns. Other important tenant contract considerations include indemnification provisions, lease renewal rights, and the ability to sublease and assign leases, as well as qualitative considerations, such as alternative real estate use assessment and the composition of a tenant’s capitalization structure.

From the date of our November 2014 initial public offering, S|T|O|R|E’s extensive contract attribute disclosure has uniquely included a tenant credit quality distribution chart, employing computed implied credit ratings applied to regularly received tenant financial statements using Moody’s Analytics RiskCalc. Since tenant credit ratings are merely one component of contract risk, we developed a means to deliver a base quantitative contract quality estimate. Our approach was to modify risk of tenant insolvency, as estimated by the Moody’s algorithm, by our own estimate of the likelihood of property closure, based on the regularly monitored profitability of the properties bound by each lease contract we create. To accomplish this, we established a simple range of property closure likelihood ranging from 10% to 100% based upon property profitability ranges from breakeven to a computed ability to cover our rents twice over. Multiplying tenant estimated insolvency probability (Moody’s Analytics RiskCalc) by our estimate of the probability of property closure results in a contract risk measurement that we call the STORE Score and which we regularly and uniquely disclose.

Our Competitive Strengths

We have a market-leading platform for the acquisition, investment in and management of STORE Properties that simultaneously creates value for stockholders and customers through our five corporate competencies.

•

Investment Origination. S|T|O|R|E was formed to fill a need for efficient long-term real estate capital for middle-market and larger customers. We do this principally through a solutions-oriented approach that includes the use of lease contracts that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. A S|T|O|R|E hallmark is our ability to directly market our real estate lease solutions to middle market and larger companies nation-wide, harnessing a geographically focused team of experienced relationship managers at our home office.  Approximately 80% of our investments, by dollar volume, have been originated by our internal origination team through direct new customer solicitations and a  strong level of repeat business from existing customers. By creating demand for our services, we maintain a large pipeline of investment opportunities, which we estimate to be $12.2 billion as of December 31, 2017. Our objective is to be both highly selective and achieve higher rates of return than our stockholders could achieve if they sought to acquire profit-center real estate on their own.

•

Investment Underwriting. Our senior leadership team has developed our methods of risk evaluation over 30 years and across investments of more than $16 billion in over 9,200 STORE Properties. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class. We have combined our underwriting approach with our portfolio management systems to capture and track computed customer credit ratings as well as the performance of the businesses conducted at the properties that we own (unit-level performance). Our focus on STORE Properties, which are profit-centers for our tenants, enables us to create lease contracts having payment performance characteristics that are generally materially superior to the implied credit ratings of our diverse tenant base. Through our underwriting and portfolio management approach, we track, measure and report investment performance, with the investment underwriting goal to create a diverse portfolio centered on investment-grade quality contracts. As of December 31, 2017, we estimate that the net portfolio losses we have experienced due to credit events experienced by our customers have averaged 0.1% per year of the total investments we have made since we began in 2011 based on average annual credit events of 0.8%, average annual net credit losses of 0.2% offset by average annual gains on property sales of 0.1%, which is reflective of our strict underwriting and portfolio management guidelines.

•

Investment Documentation. Because we believe lease contracts are the principal determinants of investment risk, we have always emphasized the importance of lease documentation. The documentation process includes the validation of investment underwriting through third party real estate valuations, property condition and environmental reports, and other due diligence. Our lease documents incorporate lessons learned over decades to forge balanced contracts characterized by important alignments of interest, including strong enforcement provisions.  Altogether, our documentation process, like our approach to investment underwriting, is integral to investment quality and designed to offer our investors a value that most could not create for themselves.

•

Portfolio Management. Net-lease real estate investment portfolios require active management to realize superior risk-adjusted rates of return. S|T|O|R|E represents our senior leadership team’s third, and most highly developed and scalable, servicing platform. We are virtually paperless and can access detailed information on our large diversified portfolio from practically anywhere and at any time. For over 30 years, our senior leadership team has learned how to monitor unit-level profit and loss statements, customer corporate financial statements and the timely payment of property taxes and insurance in order to gauge portfolio quality. Having such systems is central to our ability to effectively monitor and reduce customer credit risk at the property level, which, in turn, allows us to place greater focus on effectively managing the minority of investments that may have higher risks. We believe these systems, when combined with our high degree of financial and operating flexibility, allow us to realize better stockholder risk-adjusted rates of return on our invested capital.

•

Financial Reporting and Treasury. We consider and evaluate our corporate financing strategies with the same emphasis as our real estate investment strategies. Under our financing strategy, borrowings must: prudently improve stockholder returns; be structured to provide portfolio flexibility and minimize our exposure to changes in long-term interest rates; be structured to optimize our cost of financing in a way that will enhance investor rates of return; and contribute to corporate governance by enhancing corporate flexibility. Our senior leadership team has extensive experience with diverse liability strategies. Today, we are one of the few REITs to employ our own A+ rated borrowing source, while simultaneously maintaining investment-grade corporate credit ratings. We have designed and implemented our strategies that add value to our investors by offering a more efficient means to finance real estate than they could otherwise do on their own. At the same time, the flexibility we derive from our liability strategies can also result in important flexibility for our customers.

Our Business and Growth Strategies

Our objective is to continue to create stockholder value through sustained investment and management activities designed to increase distributable cash flows and deliver attractive risk-adjusted rates of return from a growing, diverse portfolio of STORE Properties. To accomplish this, our principal business and growth strategies are as follows:

•

Focus on Middle-Market and Larger Companies Operating STORE Properties. We believe we have selected the most attractive investment opportunity within the net-lease market, STORE Properties, and targeted the most attractive customer type within that market, middle-market and larger non-investment-grade-rated companies. We focus on this market given its strong fundamentals and the limited long-term financing solutions available to them. Within the net-lease market for STORE Properties, our value proposition is most compelling to middle-market and larger, bank-dependent companies, most of which are not rated by any nationally recognized rating agency due to their size or capital markets preferences, but who have strong credit metrics and operate within broad-based industries having the potential for sustained relevance.

•

Realize Stable Income and Internal Growth. We seek to make investments that generate strong and stable current income as a result of the difference, or spread, between the rate we earn on our assets (primarily our lease revenues) and the rate we pay on our liabilities (primarily our long-term debt). We augment that income with internal growth. We seek to realize superior internal growth through a combination of (1) a target dividend payout ratio that permits a meaningful level of free cash flow reinvestment and (2) cash generated from the estimated 1.8% weighted average annual escalation of base rent and interest in our portfolio (as of December 31, 2017, as if the escalations in all of our leases were expressed on an annual basis). We benefit from contractual rent escalations, as approximately 99% of our leases and loans (as of December 31, 2017, by annualized base rent and interest) have escalations that are either fixed (17% of our leases and loans) or based on the Consumer Price Index, or CPI (82% of our leases and loans). A final means of internal growth is the accretive redeployment of cash realized from the occasional sale of real estate. During 2017, we divested $267.4 million of real estate at a net gain of $13.1 million over our initial cost which we were able to redeploy. We believe these three means of internal growth will enable strong cash flow growth without relying exclusively on future common stock issuances to fund new portfolio investments.

•

Capitalize on Direct Origination Capabilities for External Growth. As the market leader in STORE Property investment originations, we plan to complement our internal growth with external growth driven by continued new investments that are funded through future equity issuances and borrowings to expand our platform and raise investor cash flows.

•

Actively Manage our Balance Sheet to Maximize Capital Efficiency. We seek funding sources that enable us to lock in long-term investment spreads and limit interest rate sensitivity. We also seek to maintain a prudent balance between the use of debt (which includes our own STORE Master Funding program, unsecured term notes, commercial mortgage-backed securities borrowings, insurance borrowings, bank borrowings and possibly preferred stock issuances) and equity financing. During 2017, we received an initial rating of Baa2, stable outlook, from Moody’s Investors Service and received a credit rating upgrade to BBB, stable outlook, from both S&P Global Ratings and Fitch Ratings. As of December 31, 2017, our secured and unsecured long-term debt had an aggregate outstanding principal balance of $2.3 billion, a weighted average maturity of six years and a weighted average interest rate of 4.4%.

•

Increase our portfolio diversity. As of December 31, 2017, we had invested approximately $6.2 billion in 1,921 property locations, substantially all of which are profit centers for our customers. Our portfolio is highly diversified; built on an average transaction size of below $9.0 million, we now have nearly 400 customers (having added an average of approximately 16 new customers quarterly since inception) operating across more than 500 different brand names, or business concepts, across 48 states and over 100 industry groups. Our largest customer represented 3.4% of our portfolio as of December 31, 2017, based on annualized base rent and interest. Our portfolio’s diversity decreases the impact on us of an adverse event affecting a specific customer, industry or region, thereby increasing the stability of our cash flows. We expect that additional acquisitions in the future will further increase the diversity of our portfolio and, from time to time, we may sell properties in our portfolio to improve overall portfolio credit quality or diversity.

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

Employees

As of December 31, 2017, we had 80 full-time employees, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

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

About Us & Available Information

We were incorporated under the laws of Maryland on May 17, 2011. Since our initial public offering in November 2014, shares of our common stock have traded under the ticker symbol “STOR” on the New York Stock Exchange, or NYSE. Our offices are located at 8377 E. Hartford Drive, Suite 100, Scottsdale, Arizona 85255. We currently lease approximately 27,500 square feet of office space from an unaffiliated third party. Our telephone number is (480) 256-1100 and our website is www.storecapital.com.

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

Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations.  Restaurants, furniture stores, early childhood education centers, movie theaters and health clubs represent the largest industries in our portfolio; and Art Van Furniture, Ashley Furniture HomeStore, Cabela’s, Mills Fleet Farm and Applebee’s represent the largest concepts in our portfolio.  The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services.  A downturn in the economy could cause consumers to reduce their discretionary spending, which may have a material adverse effect on us.

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

Any of our customers may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure.  As a result, such customer may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy.  Any claims against bankrupt customers for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues, if any, that are substantially less than the contractually specified rent we are owed under their leases. This risk is magnified in situations where we lease multiple properties to a single customer under a master lease, as a customer failure or default under a master lease could reduce or eliminate rental revenue from multiple properties.  In addition, any claim we have for unpaid past rent will most likely not be paid in full.  If a customer becomes bankrupt or insolvent, federal law may prohibit us from evicting such customer based solely upon such bankruptcy or insolvency.  We may also be unable to re‑lease a terminated or rejected space or re‑lease it on comparable or more favorable terms.  Following a vacancy at a property, we will be responsible for all of the operating costs at such property until it can be sold or re-let, if at all.

Our investments are concentrated in the middle‑market sector, and we would be adversely affected by an economic downturn or an excess of STORE Properties for rent in that sector.

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

Our operating performance is impacted by the economic conditions affecting the specific markets and industries in which we have concentrations of properties.    As of December 31, 2017, the five states from which we derive the largest amount of our annualized base rent and interest were Texas (12.6%), Illinois (6.9%), Florida (6.4%), Ohio (5.5%) and Georgia (5.2%). In addition, as of December 31, 2017, 19.8% of the dollar amount of our investment portfolio was represented by properties dedicated to, and 20.3% of our annualized base rent and interest was derived from customers operating in, the restaurant industry and, in the future, it is likely we will acquire additional restaurant properties.  As a result of these concentrations, local economic and industry conditions, changes in state or local governmental rules and regulations, acts of nature and other factors in these states could result in a decrease in consumer demand for the products and services offered by our customers operating in those states or industries, which would have an adverse effect on our customers’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their obligations to us. Because the restaurant industry represents a significant portion of our portfolio, a downturn in the restaurant industry may have a material adverse effect on us. As we continue to acquire properties, our portfolio may become more concentrated by customer, industry or geographic area.  Such decreased diversity in our portfolio could cause us to be more sensitive to the bankruptcy or insolvency of fewer customers, to changes in consumer trends of a particular industry and to a general economic downturn in a particular geographic area.

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

As an internally managed company, our overall success and the achievement of our investment objectives depends upon the performance of our senior leadership team, including, in particular, Christopher H. Volk, our Chief Executive Officer and Mary Fedewa, our Chief Operating Officer.  We rely on our senior leadership team to, among other things, identify and consummate acquisitions, design and implement our financing strategies, manage our investments and conduct our day‑to‑day operations.   We cannot guarantee the continued employment of any of the members of our senior leadership team, who may choose to leave our company for any number of reasons, such as other business opportunities, differing views on our strategic direction or other personal reasons.  We rely on the experience, efforts and abilities of these individuals, each of whom would be difficult to replace.  The employment agreements we have entered into with each of these executives do not guarantee their continued service to us.  The loss of services of one or more members of our senior leadership team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective customers and industry personnel, all of which could materially and adversely affect us.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth.

We acquire and intend to continue to acquire STORE Properties.  Our ability to continue to acquire properties we believe to be suitable may be constrained by numerous factors, including the following:

•

We may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a customer, in which case our ability to profitably grow our company will decrease.

•

Because many customers we approach have historically preferred to own, rather than lease, their real estate, our ability to grow requires that we overcome those preferences and convince customers that it is in their best interests to lease, rather than own, their STORE Properties, and we may be unable to do so.

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

We face significant competition for customers and the acquisition of STORE Properties, which may decrease or prevent increases in the occupancy and rental rates of our properties, and may reduce the number of acquisitions we are able to complete or may increase the cost of these acquisitions.

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

As of December 31, 2017, leases and loans representing approximately 14.0% of our annualized base rent and interest will expire prior to 2028.  We cannot guarantee that we will be able to renew leases or re‑lease space without an interruption in the rental revenue from those properties, at or above our current rental rates or without having to offer substantial rent abatements, customer improvement allowances, early termination rights or below‑market renewal options.  The difficulty, delay and cost of renewing leases, re‑leasing space and leasing vacant space could materially and adversely affect us.

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

In certain instances, we provide financing to our customers for the construction and/or renovation of their properties. We are therefore subject to the risks that this construction or renovation may not be completed.  Construction and renovation costs for a property may exceed a customer’s original estimates due to increased costs for materials or labor or other costs that are unexpected.  A customer may also be unable to complete construction or renovation of a property on schedule, which could result in increased debt service expense or construction costs.  These additional expenses may affect the ability of the customer to make payments to us.

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

A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long‑term borrowings of those subsidiaries.  As of December 31, 2017, the total outstanding principal balance of non‑recourse debt obligations of our consolidated special purpose entity subsidiaries was $1.8 billion and approximately $2.9 billion in assets held by those subsidiaries had been pledged to secure such borrowings.  We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities.  If our subsidiaries fail to make the required payments on such indebtedness, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable.  If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could have a material adverse impact on us.

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

We attempt to mitigate our exposure to interest rate risk by entering into long‑term fixed-rate financing through the combination of periodic debt offerings under our unsecured debt program and STORE Master Funding program, our asset-backed securities conduit, through discrete non‑recourse secured borrowings, through insurance company and bank borrowings, by laddering our borrowing maturities and by using leases that generally provide for rent escalations during the term of the lease.  However, the weighted average term of our borrowings does not match the weighted average term of our investments, and the methods we employ to mitigate our exposure to changes in interest rates involve risks, including the risk that the debt markets are volatile and tend to reflect the conditions of the then‑current economic climate.  Our efforts may not be effective in reducing our exposure to interest rate changes.  Failure to effectively mitigate our exposure to changes in interest rates may materially and adversely affect us by increasing our cost of capital and reducing the net returns we earn on our portfolio.

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

We have generally used the proceeds from these ABS and CMBS financings to repay debt and fund real estate acquisitions.  Through December 31, 2017, we had issued seven series of notes under our STORE Master Funding program; an aggregate principal balance of $1.5 billion is outstanding as of December 31, 2017 representing six series of notes.  Collectively these notes are referred to as the “Master Trust Notes” and had a weighted average maturity of six years, as of December 31, 2017. In addition, we had CMBS and other mortgage loans with an aggregate outstanding principal balance of $232 million and an average maturity of six years, as of December 31, 2017.  Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our STORE Master Funding program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time.  No assurance can be given that the ABS or the CMBS markets will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our STORE Master Funding program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service, or the IRS, granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

Changes to tax law could affect our ability to qualify as a REIT and could adversely affect our stockholders.

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. For example, the recently enacted tax reform bill, informally known as the Tax Cuts and Jobs Act (“TCJA”), made significant changes to the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future changes on REITs and their shareholders. Prospective stockholders are urged to consult with their tax advisors with respect to the TCJA and any other regulatory or administrative developments and proposals and their potential effect on an investment in our securities. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

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

In general, the maximum U.S. federal income tax rate for dividends that constitute “qualified dividend income” paid to individuals, trusts and estates is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions generally are not eligible for the reduced rates. Beginning in 2018 and for taxable years prior to 2026, individual stockholders are generally allowed to deduct up to 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non‑REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

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

Our board of directors has overall authority to oversee our operations and determine our major corporate policies.  This authority includes significant flexibility.  For example, our board of directors can do the following:

•	change any of our strategies, policies or procedures with respect to property acquisitions and divestitures;
•	amend our policies with respect to asset allocation, growth, operations, indebtedness, financing and distributions;
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

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our stockholders the right to vote.

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

As permitted by Maryland law, our charter limits the liability of our directors and officers to stockholders for money damages, except for liability resulting from:

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of December 31, 2017, our total investment in real estate and loans approximated $6.2 billion, representing investments in 1,921 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 620 contracts predominantly structured as net leases, mortgage loans and combinations of leases and mortgage loans, or hybrid leases. As of December 31, 2017, the weighted average non‑cancelable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of December 31, 2017, our 1,921 property locations were operated by nearly 400 customers across 48 states. Our largest customer represented approximately 3% of our portfolio at December 31, 2017, and our top ten largest customers represented less than 19% of our annualized base rent and interest.  Our customers operate their businesses across more than 500 brand names or business concepts in over 100 industries. Our top five concepts as of December 31, 2017 were Art Van Furniture, Ashley Furniture HomeStore, Cabela’s, Mills Fleet Farm and Applebee’s; combined, these concepts represented 12% of annualized base rent and interest. Our top five industries as of December 31, 2017 were restaurants, furniture stores, early childhood education centers, movie theaters and health clubs. Combined, these industries represented 45% of annualized base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on December 31, 2017, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of December 31, 2017, our 1,921 property locations were operated by nearly 400 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	3.4%	22
Bass Pro Group, LLC (Cabela's)	2.6	9
American Multi-Cinema, Inc. (Starplex/Carmike/Showplex/AMC)	2.3	15
Mills Fleet Farm Group, LLC	2.1	8
Cadence Education, Inc. (Early childhood/elementary education)	1.9	32
US LBM Holdings, LLC (Building materials distribution)	1.6	37
RMH Franchise Holdings, Inc. (Applebee's)	1.2	29
O'Charley's LLC	1.2	30
Automotive Remarketing Group, Inc.	1.1	6
Stratford School, Inc. (Elementary and middle schools)	1.1	4
All other (387 customers)	81.5	1,729
Total	100.0%	1,921

Diversification by Concept

As of December 31, 2017, our customers operated their businesses across more than 500 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Art Van Furniture	2.8%	18
Ashley Furniture HomeStore	2.6	24
Cabela's	2.5	8
Mills Fleet Farm	2.1	8
Applebee's	1.7	43
Popeyes Louisiana Kitchen	1.3	63
O'Charley's	1.1	30
America's Auto Auction	1.1	6
Stratford School	1.1	4
Starplex Cinemas	1.1	7
All other (493 concepts)	82.6	1,710
Total	100.0%	1,921

Diversification by Industry

As of December 31, 2017, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries into 76 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	13.1%	372	2,546
Restaurants—limited service	7.2	399	1,051
Early childhood education centers	6.6	174	1,901
Movie theaters	6.0	39	1,873
Health clubs	5.9	71	1,973
Family entertainment centers	4.2	26	866
Automotive repair and maintenance	3.1	103	481
All other service (31 industry groups)	21.3	393	11,095
Total service	67.4	1,577	21,786
Retail:
Furniture stores	6.7	51	3,229
Farm and ranch supply stores	3.1	24	2,048
All other retail (14 industry groups)	8.0	99	4,709
Total retail	17.8	174	9,986
Manufacturing:
Metal fabrication	3.8	51	5,326
All other manufacturing (21 industry groups)	11.0	119	12,807
Total manufacturing	14.8	170	18,133
Total	100.0%	1,921	49,905

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 1,921 property locations can be found in 48 of the 50 states (excluding Delaware and Rhode Island).  The following table details the top ten geographical locations of the properties as of December 31, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.6%	203
Illinois	6.9	127
Florida	6.4	119
Ohio	5.5	111
Georgia	5.2	119
Tennessee	4.4	96
Arizona	3.9	75
Michigan	3.8	65
California	3.8	25
Minnesota	3.6	60
All other (38 states) (1)	43.9	921
Total	100.0%	1,921

(1)	Includes two properties in Ontario, Canada which represent 0.5% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of December 31, 2017:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
2018	0.5%	9
2019	0.7	12
2020	0.4	4
2021	0.7	6
2022	0.5	7
2023	1.3	29
2024	0.9	16
2025	1.8	23
2026	2.4	54
2027	4.8	70
Thereafter	86.0	1,683
Total	100.0%	1,913

(1)	Expiration year of contracts in place as of December 31, 2017, excluding any tenant option renewal periods.
(2)	Excludes eight properties which were vacant and not subject to a lease as of December 31, 2017.

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

			Distributions
	High	Low	Declared
2017
Quarter ended March 31	$25.90	$22.27	$0.29
Quarter ended June 30	25.32	19.65	0.29
Quarter ended September 30	26.14	21.59	0.31
Quarter ended December 31	26.58	24.11	0.31

			Distributions
	High	Low	Declared
2016
Quarter ended March 31	$26.35	$22.01	$0.27
Quarter ended June 30	29.47	24.81	0.27
Quarter ended September 30	31.44	28.21	0.29
Quarter ended December 31	29.50	23.60	0.29

On February 21, 2018, the closing sale price of our common stock was $22.90 per share on the NYSE, and there were 47 holders of record of the 194,284,129 outstanding shares of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.  We have determined that, for federal income tax purposes, approximately 97.23% of the distributions paid in 2017 represented taxable income and 2.77% represented a return of capital.

Distributions

The Company pays regular quarterly distributions to holders of its common stock.  Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, the Company did not repurchase any of its equity securities.

Stock Performance Graph

The following performance chart compares, for the period from November 18, 2014 (our first trading day on the NYSE) through December 31, 2017, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI U.S. REIT Index.  The chart assumes $100.00 was invested on November 18, 2014 and assumes the reinvestment of any dividends.  The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

	Period Ending
Index	11/18/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017
STORE Capital Corporation	100	111.40	106.01	125.40	162.38	139.23	131.83	154.06
S&P 500	100	100.60	101.84	101.99	105.90	114.19	124.66	139.12
MSCI US REIT (RMS)	100	103.86	97.44	106.48	120.92	115.64	118.79	121.50

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

Item 6.  SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The table should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$452,847	$376,343	$284,762	$190,441	$108,904
Expenses:
Interest	120,478	105,180	81,782	67,959	39,180
Transaction costs	—	523	1,156	2,804	2,643
Property costs	4,773	4,067	1,515	473	127
General and administrative	40,990	33,972	27,972	19,494	14,132
Selling stockholder costs	—	800	—	—	—
Depreciation and amortization	150,279	119,618	88,615	57,025	30,349
Provisions for impairment	13,440	1,720	1,000	—	—
Total expenses	329,960	265,880	202,040	147,755	86,431
Income from continuing operations before income taxes	122,887	110,463	82,722	42,686	22,473
Income tax expense	453	358	274	180	155
Income from continuing operations	122,434	110,105	82,448	42,506	22,318
Income from discontinued operations, net of tax	—	—	—	1,140	3,995
Income before gain on dispositions of real estate investments	122,434	110,105	82,448	43,646	26,313
Gain on dispositions of real estate investments, net of tax	39,604	13,220	1,322	4,493	—
Net income	$162,038	$123,325	$83,770	$48,139	$26,313
Per Common Share Data:
Income from continuing operations—basic and diluted	$0.90	$0.82	$0.68	$0.59	$0.44
Net income —basic and diluted	0.90	0.82	0.68	0.61	0.52
Cash dividends declared	1.2000	1.1200	1.0400	0.9898	0.8743
Balance Sheet Data (at period end):
Total real estate investments, at cost(1)	$5,962,457	$4,855,306	$3,766,600	$2,694,557	$1,643,635
Carrying amount of loans and direct financing receivables	271,453	269,210	213,342	111,354	66,917
Total investment portfolio, gross(1)	6,233,910	5,124,516	3,979,942	2,805,911	1,710,552
Less accumulated depreciation and amortization(1)	(428,900)	(298,984)	(184,182)	(98,671)	(42,342)
Net investments	5,805,010	4,825,532	3,795,760	2,707,240	1,668,210
Cash and cash equivalents	42,937	54,200	67,115	136,313	61,814
Total assets	5,899,777	4,941,668	3,911,388	2,882,703	1,759,204
Credit facilities	290,000	48,000	—	—	—
Senior unsecured notes and term loan payable, net	570,595	470,190	172,442	—	—
Non-recourse debt obligations of consolidated special purpose entities, net	1,736,306	1,833,481	1,597,505	1,253,242	964,681
Total liabilities	2,728,835	2,458,413	1,851,595	1,300,019	985,290
Total stockholders’ equity	3,170,942	2,483,255	2,059,793	1,582,684	773,914
Other Data:
Funds from Operations(2)	$283,930	$230,904	$171,705	$99,383	$54,843
Adjusted Funds from Operations(2)	$306,077	$245,829	$183,475	$109,876	$61,739
Number of investment property locations (at period end)	1,921	1,660	1,325	947	622
% of owned properties subject to a lease contract (at period end)	99.6%	99.5%	99.8%	100%	100%

(1)

Includes the dollar amount of investments ($18.7 million and $9.4 million) and the accumulated depreciation and amortization ($2.0 million and $0.4 million) related to real estate investments held for sale at December 31, 2017 and 2013, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made significant changes to the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders, generally effective for tax years beginning after December 31, 2017. While we believe our analysis and computations of the tax effects, if any, of the TCJA are properly reflected in our financial statements, technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time, which increases the uncertainty as to the long-term effect of the TCJA on us. Likewise, we are still in the process of reviewing the TCJA’s impact on us, our customers and our stockholders.

Our shares of common stock have been listed on the New York Stock Exchange since our initial public offering, or IPO, in November 2014 and trade under the ticker symbol “STOR.”

Since our inception in 2011, we have selectively originated over $6.7 billion of real estate investments. As of December 31, 2017, our investment portfolio totaled approximately $6.2 billion, consisting of investments in 1,921 property locations across 48 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of December 31, 2017, approximately 98% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2017, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 9% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

We have dedicated an internal team to review and analyze ongoing tenant financial performance, both at the corporate level and at each property we own, in order to identify properties that may no longer be part of our long-term strategic plan.  As part of that continuous active-management process, we may decide to sell properties where we believe the property no longer meets our long-term goals.  Because generally we have been able to originate assets at lease rates above the online commercial real estate auction marketplace, we have been able to sell these assets on a one-off basis, typically for a gain.  This gain acts to partially offset any possible losses we may experience in the real estate portfolio.

Liquidity and Capital Resources

At the beginning of 2017, our real estate investment portfolio totaled $5.1 billion, consisting of investments in 1,660 property locations with base rent and interest due from our customers aggregating approximately $34.9 million per month, excluding future rent payment escalations. By December 31, 2017, our investment portfolio had grown to approximately $6.2 billion, consisting of investments in 1,921 property locations with base rent and interest aggregating approximately $41.8 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property.  Lease contracts related to just three of our properties are due to mature in 2018; 86% of our leases have ten years or more remaining in their base lease term.  As of December 31, 2017, eight of our 1,921 properties were vacant and not subject to a lease, which represents a 99.6% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. Some of our properties are located in the areas impacted by the well-publicized hurricanes that hit Texas and Florida in 2017; however, all but 16 suffered no damage or only minor damage from those storms. Fifteen of these properties have reopened for business, while one, located in Texas, remains closed and under repair. The tenant that operates this property, which represents less than 0.1% of our investment portfolio, is performing under the terms of its lease agreement and, to the extent not covered by its insurance policy, is responsible for the repairs.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.  When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of December 31, 2017, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $157.9 million, of which $155.9 million is expected to be funded in the next twelve months.

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable‑rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow, or cash from operations less dividends, and our annual debt maturities.

As of December 31, 2017, all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt and our weighted average debt maturity was approximately six years. During 2017, we received a rating of Baa2, stable outlook, from Moody’s Investors Service and we are currently rated BBB, stable outlook, by both Standard & Poor’s Ratings Services and Fitch Ratings; having multiple investment-grade debt ratings allows us to take a more strategic approach to accessing debt markets.  Also, in conjunction with our investment-grade unsecured debt strategy, we target a level of debt (net of cash and cash equivalents) that approximates 5½ to 6 times an estimated annualized amount of earnings before interest, taxes, depreciation and amortization, based on our current investment portfolio (Adjusted EBITDA); this equates to a ratio of debt to portfolio cost of 45% at the midpoint of our targeted range.  As of December 31, 2017, we estimate that the ratio of our net debt to Adjusted EBITDA on a run-rate basis was 5.7 times.

Our goal is to employ a prudent blend of secured non-recourse debt through a flexible debt program we designed and which we call our Master Funding debt program, paired with traditional senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. Our secured non-recourse borrowings have a current weighted average loan-to-cost ratio of approximately 60% and approximately 47% of our investment portfolio serves as collateral for this long-term debt. The remaining 53% of our portfolio properties, aggregating approximately $3.3 billion at December 31, 2017, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company.

As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.  The long-term debt we have issued to date is comprised of both secured non-recourse borrowings and senior unsecured borrowings. Our secured non-recourse borrowings are obtained through multiple debt markets – primarily the asset-backed securities debt market. To a lesser extent, we may also obtain fixed-rate non‑recourse mortgage financing through the commercial mortgage-backed securities debt market or from banks and insurance companies secured by specific properties we pledge as collateral. The vast majority of our secured non-recourse borrowings were made through our own STORE Master Funding program, which provides flexibility not commonly found in most secured non-recourse debt and which is described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our short‑term credit facility (described below) to have a multi‑year term in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facility. In August 2017, we prepaid, with no prepayment penalty, our first issuance of STORE Master Funding notes (Series 2012-1, Class A notes, issued in August 2012 and scheduled to mature in August 2019), which bore an interest rate of 5.77% and had an outstanding balance of $198.6 million at the time of prepayment. During 2017, we also repaid two maturing secured notes payable totaling approximately $10.0 million which had a weighted average interest rate of 6.3%. We have one $100 million extendible bank term loan scheduled to mature in 2019 and no other significant debt maturities until 2020, when the STORE Master Funding seven-year notes issued in 2013 are due to mature. Similar to the STORE Master Funding Series 2012-1 prepayment, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Typically, we use our unsecured credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. At December 31, 2017, we had $290.0 million of borrowings outstanding under our unsecured credit facility.

In February 2018, we expanded our unsecured credit facility from $500 million to $600 million and increased the accordion feature from $300 million to $800 million, which gives us a maximum borrowing capacity of $1.4 billion.  The amended facility matures in February 2022 and includes two six-month extension options, subject to certain conditions.

Borrowings under the amended facility require monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.825% to 1.55%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%.  The credit spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%. The currently applicable credit spread for LIBOR-based borrowings is 1.00% and the facility fee is 0.20%.

Under the terms of the amended facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $3.3 billion at December 31, 2017. The facility is recourse to us and we remain in compliance with the financial and nonfinancial covenants under the facility.

As summarized below, just over 40% of our real estate investment portfolio serves as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in nonrecourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset‑backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated A+ by Standard & Poor’s Ratings Services. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by Standard & Poor’s Ratings Services.  We have historically retained the Class B notes of each series, which aggregate $128.0 million in principal amount outstanding at December 31, 2017 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the year ended December 31, 2017, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $102 million on cash collections of $211 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.9 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

In March 2017, we sold $135 million of A+ rated notes under the STORE Master Funding secured debt program.  These notes, which were originally issued in October 2016 and had been retained by the Company for future sale, bear an interest rate of 4.32% and mature in April 2027.

The ABS notes outstanding at December 31, 2017 totaled $1.5 billion in Class A principal amount, supported by a collateral pool valued at approximately $2.5 billion representing 985 property locations operated by 181 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the amount of collateral that has been added to the pool. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

To a lesser extent, we also may obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. We generally obtain discrete secured borrowings from institutional commercial mortgage lenders, who subsequently securitize (that is, sell) the loans within the commercial mortgage‑backed securities, or CMBS, market. We occasionally have used similar types of financing from insurance companies and commercial banks. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.  Beginning on September 1, 2017, we have not made the scheduled payments of interest and principal due on a $12.9 million note because the two properties that secure this note were vacant and not generating cash flow to cover the debt service. We are in discussions with the special servicer regarding this note, which currently bears interest at a default rate equal to 9.95%, and anticipate either selling or surrendering the collateral properties (or a combination thereof) during 2018 in exchange for the release of the indebtedness, including any accrued interest, encumbering them.

To date, our unsecured long-term debt has been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility. In March 2017, we entered into a $100 million floating-rate, unsecured two-year term loan, which has three one-year extension options. Concurrent with the closing of each of our floating-rate bank term loans, we entered into interest rate swaps that effectively convert the floating rates to fixed rates.

As of December 31, 2017, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $2.34 billion, a weighted average maturity of 5.8 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2017:

		Gross Investment Amount
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,531	$2,569	$—	$2,569
Other mortgage notes payable	232	392	—	392
Unsecured notes and term loans payable	575	—	—	—
Unsecured credit facility	290	—	—	—
Total debt	2,628	2,961	—	2,961
Unencumbered real estate assets	—	2,638	635	3,273
	$2,628	$5,599	$635	$6,234

In conjunction with our goal to maintain our financing flexibility, our decision to use either senior unsecured term debt, STORE Master Funding or other non‑recourse traditional mortgage loan borrowings depends on our view of the most strategic blend of unsecured versus secured debt to maintain our targeted level of overall corporate leverage as well as on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of our real estate assets. As we continue to acquire real estate, we expect to balance the overall degree of leverage on our portfolio by growing a pool of portfolio assets that are unencumbered. A growing pool of unencumbered assets will increase our financial flexibility by providing us with assets that can support senior unsecured financing or that can serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and any additional equity capital raises.

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

In September 2016, we established an “at the market” equity distribution program, or ATM program, under which, from time to time, we offer and sell registered shares of our common stock up to a maximum amount of $400 million through a group of banks acting as our sales agents. During 2017, we issued and sold 5,754,554 shares of common stock under the ATM program at a weighted average share price of $25.63, raising $147.5 million in gross proceeds, or $144.8 million in net proceeds after the payment of sales agents’ commissions of $2.2 million and offering expenses. Since the ATM program began in 2016, we have issued and sold 11,839,655 shares at a weighted average share price of $26.16 and raised approximately $309.7 million in aggregate gross proceeds, or approximately $304.1 million of aggregate net proceeds after the payment of sales agents’ commissions of $4.6 million and offering expenses. The net proceeds were primarily used to fund real estate acquisitions.

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2017 increased $63.1 million over $246.3 million reported in 2016, which had increased $59.3 million over $187.0 million reported in 2015, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rent and interest revenues. Real estate investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock; during 2017 and 2016, we also used borrowings under our credit facility to temporarily fund our investment activity. The decrease in net cash used in investing activities from year to year is primarily due to an increase in proceeds from the sale of real estate and collections of principal on our loans and direct financing receivables, which increased from $44.0 million during 2015 to $67.1 million for 2016 and to $269.7 million for 2017. Net proceeds from the issuance of long-term debt decreased during 2017 as compared to 2016 while the net proceeds from the issuance of common stock increased during 2017 as compared to 2016.  As compared to 2016, we funded a larger portion of our acquisitions during 2017 with proceeds from equity offerings as compared to debt issuances as part of our overall strategy to reduce leverage. As compared to 2016, we repaid $208.9 million more of long-term debt during 2017 primarily related to the STORE Master Funding Series 2012-1 notes which were prepaid in August 2017. Additionally, we paid dividends to our stockholders totaling $209.9 million in 2017, $162.6 million in 2016 and $107.9 million in 2015. Our quarterly dividend was increased by 7.4% during the third quarter of 2016 to an annualized $1.16 per common share. We also increased our quarterly dividend in the third quarter of 2017 by 6.9% to an annualized $1.24 per common share.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net cash provided by operating activities	$309,425	$246,304	$187,002
Net cash used in investing activities	(1,100,871)	(1,130,373)	(1,178,009)
Net cash provided by financing activities	767,458	873,797	922,719
Net decrease in cash, cash equivalents and restricted cash	(23,988)	(10,272)	(68,288)
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438	151,726
Cash, cash equivalents and restricted cash, end of period	$49,178	$73,166	$83,438

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,937	$54,200	$67,115
Restricted cash included in other assets	6,241	18,966	16,323
Total cash, cash equivalents and restricted cash	$49,178	$73,166	$83,438

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

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The following table provides information with respect to our contractual commitments as of December 31, 2017, including any guaranteed or minimum commitments under contractual obligations.

		Payment Due by Period
					More than
		1 year	1 - 3 years	3 - 5 years	5 years
(In thousands)	Total	(2018)	(2019 - 2020)	(2021 - 2022)	(after 2022)
Credit facility (1)	$290,000	$—	$290,000	$—	$—
Long-term debt obligations (secured and unsecured):
Principal (2)	2,338,361	45,542	466,241	470,943	1,355,635
Interest	577,746	100,637	185,280	144,652	147,177
Commitments to customers (3)	157,940	155,906	2,034	—	—
Operating ground lease obligations paid by STORE Capital	3,288	28	60	62	3,138
Operating ground lease obligations paid by STORE Capital's tenants (4)	43,714	1,364	2,996	2,532	36,822
Corporate office operating lease obligation	7,476	720	1,483	1,538	3,735
Total	$3,418,525	$304,197	$948,094	$619,727	$1,546,507

(1)

As of December 31, 2017, balances on our credit facility bear interest at one-month LIBOR plus a credit rating-based credit spread of 1.00%. We also pay a facility fee on the total commitment amount of 0.20%. Subsequent to December 31, 2017, we expanded our credit facility from $500 million to $600 million and extended the maturity date from September 2019 to February 2022; the interest rate incurred on borrowings under the facility remains the same.

(2)

Principal payment obligations for 2018 include $12.9 million associated with one non-recourse note, secured by two of the Company’s properties; the properties are expected to be sold or surrendered (or a combination thereof) in exchange for the release of the indebtedness in 2018.

(3)

Represents our commitments to fund improvements to real estate properties previously acquired or mortgaged; these construction improvement commitments are similar to property acquisitions or new loans as they will result in increases to rental revenue or interest income due under the related contracts.

(4)

STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, we would be primarily responsible for the payment, assuming we do not re-tenant the property or sell the leasehold interest. Of the total $43.7 million commitment, $19.8 million is due for periods beyond the current term of our leases with the tenants. Excludes contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2017 consolidated financial statements.

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

Accounting for Real Estate Investments

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Historically, we have expensed transaction costs associated with real estate acquisitions accounted for as business combinations in the period incurred. As described in Note 2 to the consolidated financial statements, we adopted Accounting Standards Update, or ASU, No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business in January 2017 and, as a result, expect that few, if any, of our real estate acquisitions will be accounted for as business combinations and consequently, that minimal, if any, transaction costs will be expensed subsequent to adoption.

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

Share‑Based Compensation

Our directors and key employees have been granted long‑term incentive awards, including restricted stock awards (RSAs) and restricted stock unit awards (RSUs), which provide such directors and employees with equity interests as an incentive to remain in our service and to align their interests with those of our stockholders. We estimate the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognize that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. Prior to our IPO, the fair value was based on the per‑share price of the common stock issued in our private equity offerings. We value the RSUs (which contain both a market condition and a service condition) using a Monte Carlo simulation model on the date of grant and recognize that amount in general and administrative expense on a tranche by tranche basis ratably over the vesting periods.

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

Results of Operations

Overview

As of December 31, 2017, our real estate investment portfolio had grown to approximately $6.2 billion, consisting of investments in 1,921 property locations in 48 states, operated by approximately 400 customers in various industries. Approximately 96% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 4% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,		Increase
(In thousands)	2017	2016	(Decrease)
Total revenues	$452,847	$376,343	$76,504
Expenses:
Interest	120,478	105,180	15,298
Transaction costs	—	523	(523)
Property costs	4,773	4,067	706
General and administrative	40,990	33,972	7,018
Selling stockholder costs	—	800	(800)
Depreciation and amortization	150,279	119,618	30,661
Provisions for impairment	13,440	1,720	11,720
Total expenses	329,960	265,880	64,080
Income from operations before income taxes	122,887	110,463	12,424
Income tax expense	453	358	95
Income before gain on dispositions of real estate	122,434	110,105	12,329
Gain on dispositions of real estate, net of tax	39,604	13,220	26,384
Net income	$162,038	$123,325	$38,713

Revenues

The increase in revenues year over year was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $5.1 billion in gross investment amount representing 1,660 properties at the end of 2016 to approximately $6.2 billion in gross investment amount representing 1,921 properties at December 31, 2017. The weighted average real estate investment amounts outstanding during the years were approximately $5.6 billion in 2017 and $4.5 billion in 2016. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between years is related to recognizing a full year of revenue in 2017 on acquisitions that were made during 2016. Similarly, the full revenue impact of acquisitions made during 2017 will not be seen until 2018.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate leases represent an alternative for our customers to other forms of corporate capitalization, lease rates can also be influenced by changes in interest rates and overall capital availability. During 2017, we experienced a small decrease of 0.1% in the weighted average lease rate attained as compared to 2016 and, based on our most recent experience, our expectation for the future is that lease rates will remain relatively flat for the near term. The weighted average initial real estate capitalization rate on the properties we acquired during 2017 was 7.8% as compared to 7.9% for properties acquired during 2016.

Interest Expense

The increase in interest expense, as summarized in the table below, was due primarily to an increase in long‑term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. We fund the growth in our real estate investment portfolio with long‑term fixed-rate debt, net proceeds from equity issuances, net proceeds from the occasional sales of real estate and excess cash flow from our operations after dividends and principal payments on our debt. We use our credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the years ended December 31, 2017 and 2016.

	For the Year Ended
	December 31,
(Dollars in thousands)	2017	2016
Interest expense - credit facility	$2,031	$1,126
Interest expense - credit facility fees	1,029	1,041
Interest expense - long-term debt (secured and unsecured)	108,682	96,564
Capitalized interest	(1,242)	(818)
Amortization of deferred financing costs and other	9,978	7,267
Total interest expense	$120,478	$105,180
Credit facility:
Average debt outstanding	$87,151	$54,675
Average interest rate during the period (excluding facility fees)	2.3%	2.1%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,426,091	$2,071,838
Average interest rate during the period	4.5%	4.7%

The average amount of long-term debt outstanding was approximately $2.4 billion during 2017, up from approximately $2.1 billion in 2016, making it the primary driver for the increase in interest expense on long-term debt. This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt as higher interest rate maturing debt is replaced with lower interest rate debt. Long-term debt added since the end of 2016 included

$100 million of unsecured bank term debt we issued in March 2017, which bears an interest rate of 2.57%, and $135 million of STORE Master Funding net‑lease mortgage notes we sold in March 2017, which bear an interest rate of 4.32%. During the third quarter of 2017, we prepaid approximately $198.6 million of STORE Master Funding Series 2012-1, Class A notes. These notes which were not scheduled to mature until August 2019, bore an interest rate of 5.77% and, as a result of the prepayment, we recognized a $2.0 million charge to interest expense for the accelerated amortization of the related deferred financing costs. During 2017, we also repaid two maturing secured notes payable totaling approximately $10.0 million which had a weighted average interest rate of 6.3%. As of December 31, 2017, we had $2.3 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we use to repay the amounts outstanding under our revolving credit facility. Interest expense, excluding facility fees, associated with our revolving credit facility increased to $2.0 million during 2017, up from $1.1 million in 2016, primarily as a result of the increase in average borrowings outstanding on our revolving credit facility, which increased from $54.7 million during 2016 to $87.2 million during 2017. A portion of the increase in interest expense is also due to an increase in the weighted average interest rate incurred on our borrowings due to increases in the facility base interest rates, primarily one-month LIBOR, offset by a decrease in the credit spread on each borrowing due to our mid-year election to use a credit rating-based credit spread rather than the higher leverage ratio-based credit spread. During 2017, the average one-month LIBOR was approximately 0.6% higher than during 2016. The amount and timing of real estate acquisition activity and debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may have construction activities on one or more of our real estate properties.  Interest capitalized as a part of those activities represented approximately $1.2 million and $0.8 million in 2017 and 2016, respectively.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs are capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease and have historically expensed transaction costs associated with these acquisitions, which were accounted for as business combinations, in the period incurred. As noted in Note 2 to the consolidated financial statements, we adopted ASU 2017-01 at the beginning of 2017 and, as a result, expect that few, if any, of our real estate acquisitions subject to an existing lease will be accounted for as business combinations under this new accounting guidance and expect that the related closing costs will be capitalized as part of the investment in those properties. Transaction costs expensed during 2016 totaled $0.5 million. As expected, there were no transaction costs expensed during 2017.

Property Costs

Approximately 98% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced because some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2017, we owned eight properties that were vacant and not subject to a lease and lease contracts related to just three properties we own are due to expire in 2018. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs in 2017 and 2016 was approximately $465,000 and $448,000, respectively, related to the amortization of ground lease interest intangibles. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $41.0 million in 2017, as compared to $34.0 million in 2016, with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased partially due to staffing additions to support our growing investment portfolio, as well as an increase in amortization expense related to our stock-based incentive compensation program. Our employee base grew from 68 employees at December 31, 2016 to 80 employees as of December 31, 2017. General and administrative expense for 2017 includes a $0.3 million accrued severance payment for an executive officer who announced his resignation in September 2017. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $119.6 million in 2016 to $150.3 million in 2017.

Provisions for Impairment

During 2017, we recognized provisions for impairment aggregating $13.4 million. Of this amount, $11.9 million represented provisions for impairment of real estate, of which $7.6 million was recognized in the third quarter related to two properties that became vacant during that quarter and $4.3 million was recognized in the first quarter associated with a vacant property sold in the second quarter. During 2017, we also recognized a $1.5 million provision for loan losses associated with one of our loans receivable. During 2016, we recognized a $1.7 million provision for impairment of two properties sold in 2017.

Gain on Dispositions of Real Estate

We sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During 2017, we recognized a $39.6 million aggregate gain, net of tax, on the sale of 55 properties. In comparison, in 2016, we recognized an aggregate gain, net of tax, of $13.2 million on the sale of 31 properties. The original investment amount of properties sold during 2017, including loans repaid in conjunction with those sales, represented 5.0% of our total real estate investment portfolio at the beginning of the year; in comparison, properties sold during 2016 represented 1.8% of the total real estate portfolio at the beginning of 2016.

Net Income

For the year ended December 31, 2017, our net income rose to $162.0 million, an increase from $123.3 million in 2016.  Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and due to the increase in gains on dispositions of real estate, offset by the impact of impairments and accelerated amortization of lease incentives and deferred financing costs, all as discussed above.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended
	December 31,		Increase
(In thousands)	2016	2015	(Decrease)
Total revenues	$376,343	$284,762	$91,581
Expenses:
Interest	105,180	81,782	23,398
Transaction costs	523	1,156	(633)
Property costs	4,067	1,515	2,552
General and administrative	33,972	27,972	6,000
Selling stockholder costs	800	—	800
Depreciation and amortization	119,618	88,615	31,003
Provisions for impairment	1,720	1,000	720
Total expenses	265,880	202,040	63,840
Income from operations before income taxes	110,463	82,722	27,741
Income tax expense	358	274	84
Income before gain on dispositions of real estate	110,105	82,448	27,657
Gain on dispositions of real estate, net of tax	13,220	1,322	11,898
Net income	$123,325	$83,770	$39,555

Revenues

Revenues rose by 32.2% to $376.3 million for the year ended December 31, 2016 from $284.8 million for the year ended December 31, 2015, driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $4.0 billion in gross investment amount representing 1,325 properties at December 31, 2015 to approximately $5.1 billion in gross investment amount representing 1,660 properties at December 31, 2016. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period. The weighted average real estate investment amounts outstanding during the years were approximately $4.5 billion in 2016 and $3.4 billion in 2015. The weighted average initial real estate capitalization rate on the properties we acquired during 2016 was 7.9% as compared to 8.1% for properties acquired during 2015.

Interest Expense

The following table summarizes our interest expense for the years ended December 31, 2016 and 2015.

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

Interest expense, excluding non-use fees, associated with our revolving credit facility decreased to $1.1 million during 2016, down from $1.5 million in 2015, primarily as a result of the decrease in average borrowings outstanding on our revolving credit facility which decreased from $75.3 million during 2015 to $54.7 million during 2016. The decrease in expense from less borrowing activity was partially offset by an increase in the weighted average interest rate incurred on our borrowings due to increases in the facility base interest rates, primarily one-month LIBOR, during 2016. During 2016, the average one-month LIBOR was approximately 0.3% higher than during 2015.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented approximately $0.8 million in both 2016 and 2015.

Transaction Costs

Transaction costs expensed during 2016 totaled $0.5 million, as compared to $1.2 million incurred during 2015. During these years, whether the real estate we acquired was subject to an existing lease or not determined how we accounted for the related transaction costs and, accordingly, caused variability in the level of such costs expensed to operations from year to year.

Property Costs

Property costs increased to $4.1 million in 2016 as compared to $1.5 million in 2015, primarily related to property taxes, insurance and maintenance costs on properties that were vacant during a portion of 2016 as well as certain property costs, such as real estate taxes billed in arrears, where we determined that our tenant may be unlikely to pay those obligations. Included in property costs in 2016 and 2015 was approximately $448,000 and $85,000, respectively, related to the amortization of ground lease interest intangibles.

General and Administrative Expenses

General and administrative costs totaled $34.0 million in 2016 as compared to $28.0 million in 2015, with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense rose due to an increase in stock-based incentive compensation and to the addition of personnel to support the growth in our operations. Our employee base grew from 60 employees at December 31, 2015 to 68 employees as of December 31, 2016.

Selling Stockholder Costs

In connection with our IPO, we entered into a registration rights agreement with STORE Holding Company, LLC, or STORE Holding, pursuant to which we agreed to provide certain “demand” registration rights and customary “piggyback” registration rights. The registration rights agreement also provided that we pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities that may arise under securities laws.  We incurred approximately $0.8 million of expenses, primarily registration fees and legal and accounting costs, during the first quarter of 2016 on behalf of STORE Holding related to its sale of all of its holdings of our common stock.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $88.6 million in 2015 to $119.6 million in 2016.

Gain on Dispositions of Real Estate

During 2016, we recognized a $13.2 million aggregate gain, net of tax, on the sale of 31 properties. In comparison, in 2015, we recognized an aggregate net gain of $0.3 million on the sale of 13 properties. This net gain included the impact of a $1.0 million provision for impairment of one property recognized in the first quarter of 2015; that property was sold later in 2015.

Net Income

Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and to the increase in gains on dispositions of real estate, as described above. Our net income was $123.3 million for the year ended December 31, 2016, up from the $83.8 million in net income reported in 2015. Net income in 2016 included the impact of a $1.7 million provision for impairment of two properties sold in 2017. As described above, the $1.0 million provision for impairment recognized in early 2015 related to a property sold later in 2015.

Non-GAAP Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles, or GAAP. We also disclose Funds from Operations, or FFO, and Adjusted Funds from Operations, or AFFO, both of which are non‑GAAP measures. We believe these two non‑GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or to cash flows from operations as reported on a statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income, excluding gains (or losses) from extraordinary items and sales of depreciable property, real estate impairment losses, and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated subsidiaries.

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain non‑cash revenues and expenses that have no impact on our long-term operating performance, such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation. In addition, in deriving AFFO, we exclude certain other costs not related to our ongoing operations, such as the amortization of lease-related intangibles.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional non-cash revenues and expenses such as straight‑line rents, amortization of deferred financing costs and stock‑based compensation as such items may cause short-term fluctuations in net income but have no impact on long-term operating performance. Additionally, in deriving AFFO, we exclude certain other costs, such as the amortization of lease-related intangibles. We believe that these costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, the portion expensed is added back when computing AFFO.  As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net Income	$162,038	$123,325	$83,770
Depreciation and amortization of real estate assets	149,556	119,079	88,257
Provision for impairment of real estate	11,940	1,720	1,000
Gain on dispositions of real estate, net of tax	(39,604)	(13,220)	(1,322)
Funds from Operations	283,930	230,904	171,705
Adjustments:
Straight-line rental revenue, net	(3,358)	(2,344)	(2,018)
Transaction costs	—	523	1,156
Amortization of:
Equity-based compensation	7,931	7,022	4,735
Deferred financing costs and other noncash interest expense (a)	9,978	7,267	6,507
Lease-related intangibles and costs (b)	5,800	1,657	1,390
Provision for loan losses	1,500	—	—
Accrued severance costs	296	—	—
Selling stockholder costs	—	800	—
Adjusted Funds from Operations	$306,077	$245,829	$183,475

(a)	For the year ended December 31, 2017, includes $2.0 million of accelerated amortization of deferred financing costs related to the prepayment of STORE Master Funding debt.
(b)	For the year ended December 31, 2017, includes a $4.6 million charge related to accelerated amortization of lease incentives associated with terminated lease contracts.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a secured, fixed‑rate basis for longer‑term debt issuances. At December 31, 2017, all of our long‑term debt carried a fixed interest rate, or was effectively converted to a fixed‑rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 5.8 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

We address interest rate risk by employing the following strategies to help insulate us from any adverse impact of rising interest rates:

•	We seek to minimize the time period between acquisition of our real estate and the ultimate financing of that real estate with long‑term fixed‑rate debt.
•

By using serial issuances of long-term debt, we intend to ladder out our debt maturities to avoid a significant amount of debt maturing during any single period and to minimize the gap between free cash flow, or cash from operations less dividends, and annual debt maturities.

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

Although all of our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate.  During the year ended December 31, 2017, we had average daily outstanding borrowings of $87.2 million on our variable‑rate credit facility, which primarily bears interest based on one-month LIBOR, plus a credit spread of 0.85% to 1.55% using a credit rating-based scale. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for all of our variable‑rate debt was approximately $878,000, or less than 0.3% of net cash provided by operating activities for the year ended December 31, 2017. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Phoenix, Arizona

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on Internal Control over Financial Reporting

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STORE Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of STORE Capital Corporation as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Phoenix, Arizona

February 23, 2018

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Investments:
Real estate investments:
Land and improvements	$1,898,342	$1,536,178
Buildings and improvements	3,958,003	3,226,791
Intangible lease assets	87,402	92,337
Total real estate investments	5,943,747	4,855,306
Less accumulated depreciation and amortization	(426,931)	(298,984)
	5,516,816	4,556,322
Real estate investments held for sale, net	16,741	—
Loans and direct financing receivables	271,453	269,210
Net investments	5,805,010	4,825,532
Cash and cash equivalents	42,937	54,200
Other assets, net	51,830	61,936
Total assets	$5,899,777	$4,941,668

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$290,000	$48,000
Unsecured notes and term loans payable, net	570,595	470,190
Non-recourse debt obligations of consolidated special purpose entities, net	1,736,306	1,833,481
Dividends payable	60,068	46,209
Accrued expenses, deferred revenue and other liabilities	71,866	60,533
Total liabilities	2,728,835	2,458,413
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 193,766,854 and 159,341,955 shares issued and outstanding, respectively	1,938	1,593
Capital in excess of par value	3,381,090	2,631,845
Distributions in excess of retained earnings	(214,845)	(151,592)
Accumulated other comprehensive income	2,759	1,409
Total stockholders’ equity	3,170,942	2,483,255
Total liabilities and stockholders’ equity	$5,899,777	$4,941,668

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental revenues	$427,943	$356,081	$270,780
Interest income on loans and direct financing receivables	22,565	19,677	13,861
Other income	2,339	585	121
Total revenues	452,847	376,343	284,762
Expenses:
Interest	120,478	105,180	81,782
Transaction costs	—	523	1,156
Property costs	4,773	4,067	1,515
General and administrative	40,990	33,972	27,972
Selling stockholder costs	—	800	—
Depreciation and amortization	150,279	119,618	88,615
Provisions for impairment	13,440	1,720	1,000
Total expenses	329,960	265,880	202,040
Income from operations before income taxes	122,887	110,463	82,722
Income tax expense	453	358	274
Income before gain on dispositions of real estate	122,434	110,105	82,448
Gain on dispositions of real estate, net of tax	39,604	13,220	1,322
Net income	$162,038	$123,325	$83,770

Net income per share of common stock—basic and diluted	$0.90	$0.82	$0.68
Weighted average common shares outstanding:
Basic	178,586,266	148,878,504	122,180,650
Diluted	178,656,676	149,124,010	122,207,505

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$162,038	$123,325	$83,770
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	720	876	(333)
Cash flow hedge losses reclassified to interest expense	630	826	306
Total other comprehensive income (loss)	1,350	1,702	(27)
Total comprehensive income	$163,388	$125,027	$83,743

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	(Loss) Income	Equity
Balance at December 31, 2014	115,212,541	$1,152	$1,636,203	$(54,405)	$(266)	$1,582,684
Net income	—	—	—	83,770	—	83,770
Other comprehensive loss	—	—	—	—	(27)	(27)
Issuance of common stock, net of costs of $20,680	25,562,500	256	521,204	—	—	521,460
Equity-based compensation	83,724	1	4,723	3	—	4,727
Common dividends declared	—	—	—	(132,821)	—	(132,821)
Balance at December 31, 2015	140,858,765	1,409	2,162,130	(103,453)	(293)	2,059,793
Net income	—	—	—	123,325	—	123,325
Other comprehensive income	—	—	—	—	1,702	1,702
Issuance of common stock, net of costs of $14,823	18,447,601	184	463,696	—	—	463,880
Equity-based compensation	104,086	1	7,068	—	—	7,069
Shares repurchased under stock compensation plan	(68,497)	(1)	(1,049)	(669)	—	(1,719)
Common dividends declared	—	—	—	(170,795)	—	(170,795)
Balance at December 31, 2016	159,341,955	1,593	2,631,845	(151,592)	1,409	2,483,255
Net income	—	—	—	162,038	—	162,038
Other comprehensive income	—	—	—	—	1,350	1,350
Issuance of common stock, net of costs of $11,766	34,323,728	343	742,247	—	—	742,590
Equity-based compensation	157,268	2	7,931	12	—	7,945
Shares repurchased under stock compensation plan	(56,097)	—	(933)	(413)	—	(1,346)
Common dividends declared and dividend equivalents on restricted stock units	—	—	—	(224,890)	—	(224,890)
Balance at December 31, 2017	193,766,854	$1,938	$3,381,090	$(214,845)	$2,759	$3,170,942

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$162,038	$123,325	$83,770
Adjustments to net income:
Depreciation and amortization	150,279	119,618	88,615
Amortization of deferred financing costs and other noncash interest expense	9,978	7,267	6,507
Amortization of equity-based compensation	7,931	7,022	4,735
Provisions for impairment	13,440	1,720	1,000
Gain on dispositions of real estate, net of tax	(39,604)	(13,220)	(1,322)
Noncash revenue and other	3,733	54	135
Changes in operating assets and liabilities:
Other assets	(4,126)	(5,340)	(3,803)
Accrued expenses, deferred revenue and other liabilities	5,756	5,858	7,365
Net cash provided by operating activities	309,425	246,304	187,002
Investing activities
Acquisition of and additions to real estate	(1,335,305)	(1,153,141)	(1,114,641)
Investment in loans and direct financing receivables	(35,229)	(44,297)	(107,395)
Collections of principal on loans and direct financing receivables	29,770	5,680	5,356
Proceeds from dispositions of real estate	239,893	61,385	38,671
Net cash used in investing activities	(1,100,871)	(1,130,373)	(1,178,009)
Financing activities
Borrowings under credit facility	642,000	599,000	651,000
Repayments under credit facility	(400,000)	(551,000)	(651,000)
Borrowings under unsecured notes and term loans payable	100,000	300,000	175,000
Borrowings under non-recourse debt obligations of consolidated special purpose entities	134,961	264,894	385,965
Repayments under non-recourse debt obligations of consolidated special purpose entities	(237,998)	(29,115)	(39,147)
Financing costs paid	(2,764)	(8,912)	(12,608)
Proceeds from the issuance of common stock	754,357	478,704	542,142
Stock issuance costs paid	(11,834)	(15,437)	(20,721)
Shares repurchased under stock compensation plans	(1,346)	(1,719)	—
Dividends paid	(209,918)	(162,618)	(107,912)
Net cash provided by financing activities	767,458	873,797	922,719
Net decrease in cash, cash equivalents and restricted cash	(23,988)	(10,272)	(68,288)
Cash, cash equivalents and restricted cash, beginning of period	73,166	83,438	151,726
Cash, cash equivalents and restricted cash, end of period	$49,178	$73,166	$83,438

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,937	$54,200	$67,115
Restricted cash included in other assets	6,241	18,966	16,323
Total cash, cash equivalents and restricted cash	$49,178	$73,166	$83,438

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$25,884	$23,911	$15,924
Seller financing provided to purchasers of real estate sold	—	17,479	—
Acquisition of collateral property securing a mortgage note receivable	2,000	—	—
Accrued financing costs	33	15	15
Accrued stock issuance costs	68	90	750
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$109,898	$95,968	$73,636
Cash paid during the period for income and franchise taxes	1,666	1,194	1,005

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2017

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2017 and 2016, these special purpose entities held assets totaling $5.2 billion and $4.3 billion, respectively, and had third‑party liabilities totaling $1.8 billion and $1.9 billion, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Accounting for Real Estate Investments

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Historically, the Company has expensed transaction costs associated with real estate acquisitions accounted for as business combinations in the period incurred. As discussed in Recent Accounting Pronouncements below, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017 and, as a result, expects that few, if any, of its real estate acquisitions will be accounted for as business combinations and, consequently, that minimal, if any, transaction costs will be expensed subsequent to this adoption.

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

During the year ended December 31, 2017, the Company recognized an aggregate provision for impairment of real estate of $11.9 million, representing $7.6 million recognized in the third quarter related to two properties which became vacant during the quarter and $4.3 million recognized in the first quarter associated with a property sold in the second quarter.  As of December 31, 2017, the estimated fair value of the impaired real estate assets still held by the Company was $12.6 million.

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

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $20.9 million and $15.0 million of accrued straight‑line rental revenue, net of allowances of $2.9 million and $4.6 million, at December 31, 2017 and 2016, respectively, which were included in other assets, net, on the consolidated balance sheets. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2017, there were two loans receivable with an aggregate outstanding principal balance of $5.4 million on non-accrual status.  There were no loans on nonaccrual status at December 31, 2016.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. During 2017, the Company recognized a $1.5 million provision for loan losses, which is included in provisions for impairment on the consolidated statement of income, related to one loan receivable outstanding at December 31, 2017. There was no allowance for loan losses at December 31, 2016.

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

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $6.2 million and $19.0 million of restricted cash and deposits in escrow at December 31, 2017 and 2016, respectively, which were included in other assets, net, on the consolidated balance sheets.

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

Derivative Instruments and Hedging Activities

The Company may enter into derivative contracts as part of its overall financing strategy to manage the Company’s exposure to changes in interest rates associated with current and/or future debt issuances. The Company does not use derivatives for trading or speculative purposes. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements.  To mitigate this risk, the Company enters into derivative financial instruments only with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss).

Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction.

As of December 31, 2017, the Company had one interest rate floor and five interest rate swap agreements in place. Two of the swaps, with current notional amounts of $11.7 million and $6.1 million, were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4). One of the interest rate swaps has a notional amount of $100 million and was designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2019 (Note 4).  The remaining two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

Fair Value Measurement

The Company estimates the fair value of financial and non-financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of the grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. Prior to the Company’s IPO, the fair value was based on the per‑share price of the common stock issued in the Company’s private equity offerings.

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

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$162,038	$123,325	$83,770
Less: earnings attributable to unvested restricted shares	(445)	(513)	(598)
Net income used in basic and diluted income per share	$161,593	$122,812	$83,172
Denominator:
Weighted average common shares outstanding	178,958,667	149,350,191	122,759,666
Less: Weighted average number of shares of unvested restricted stock	(372,401)	(471,687)	(579,016)
Weighted average shares outstanding used in basic income per share	178,586,266	148,878,504	122,180,650
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	70,410	245,506	26,855
Weighted average shares outstanding used in diluted income per share	178,656,676	149,124,010	122,207,505

(a)

For the years ended December 31, 2017, 2016 and 2015 excludes 118,443 shares, 201,778 shares and 200,104 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In May 2014, with subsequent updates in 2015, 2016 and 2017, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606)(ASU 2014-09), which establishes a principles-based approach for accounting for revenue from contracts with customers. The standard does not apply to revenue recognition for lease contracts or to the interest income recognized from loans receivable, which together represent over 99% of the Company’s revenue. ASU 2014-09 was effective for the Company on January 1, 2018 with early adoption permitted and allows for full retrospective or modified retrospective methods of adoption. In accordance with the Company’s implementation plan for adoption, it has evaluated its revenue streams and identified the very few that fall within the scope of this new accounting standard including any impact to the accounting for sales of real estate assets. The Company completed its in-depth review of the revenue contracts and related performance obligations during 2017 and finalized the revision of its internal accounting procedures and controls around the revenue recognition process. The Company adopted the standard on January 1, 2018 using the modified retrospective method for transition and did not recognize a cumulative effect adjustment. This new revenue guidance included changes to the accounting for sales of real estate properties; however, based on the Company’s analysis, the new standard is also not expected to have a material impact on the Company’s recognition of real estate sales and resulting recognition of a gain or loss.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(ASU 2016-02) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and, therefore, this new standard may result in these costs being expensed as incurred after adoption; during 2017, the Company capitalized $2.0 million of initial direct costs which are included in other assets, net, on the consolidated balance sheet. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office lease. The Company has completed its initial inventory and evaluation of these leases and expects that it will be required to recognize a right-of-use asset and a lease liability for the present value of the minimum lease payments. The Company is in the process of preparing and reviewing the initial estimates of the amount of its right-of-use assets and lease liabilities; based on the Company’s current list of contracts under which it is a lessee, the Company estimates that its right-of-use assets to be recognized upon adoption will be less than 1% of total assets. Approximately 98% of the Company’s lease contracts (under which the Company is the lessor) are “triple-net” leases, which means that its tenants are responsible for making the payments to third parties for operating expenses such as property taxes, insurance and common area maintenance costs associated with the properties the Company leases to them. Under the current lease accounting guidance, these payments made by its tenants to third parties are excluded from lease payments and rental revenue. Upon adoption of the new lease accounting standard in 2019, these lease executory cost payments will be accounted for as activities or costs that are not components of the lease contract.  As a result, the Company may be required to show these payments made by its tenants on a gross basis (for example, both as property tax expense and as corresponding revenue from the tenant who makes the payment directly to the third party) in its consolidated statements of income. Although there is not expected to be any impact to net income or cash flows as a result of a gross presentation, such presentation would have the impact of increasing both reported revenues and property expenses. The Company is continuing to quantify the impact of this potential gross up and will evaluate any ongoing implementation guidance available on this topic. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. This standard will be effective for the Company on January 1, 2019. The Company has developed a four-phase approach to the implementation of the new leasing standard and completed the first two phases in 2017, which included the initial inventory and evaluation of its lease contracts, as a lessee, and the identification of changes needed to the Company’s processes and systems impacted by the new standard. Future phases to be completed in 2018 include the implementation of updates and enhancements to the Company’s internal control framework, accounting systems and related documentation surrounding its lease accounting processes and the preparation of any additional disclosures that will be required.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05). This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge criteria continue to be met.  The Company adopted the provisions of ASU 2016-05 beginning with the quarter ended March 31, 2017. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the provisions of ASU 2016-09 beginning with the quarter ended March 31, 2017. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain specified transactions, such as particular debt and insurance claim related cash flows, are classified in the statement of cash flows.  This new standard was effective for the Company on January 1, 2018 and the adoption by the Company is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if so, the set of transferred assets and activities is not considered to be a business. The Company early adopted the provisions of ASU 2017-01 in the first quarter of 2017, as permitted.  For periods prior to the

Company’s adoption of this new guidance in 2017, acquisitions of real estate that were subject to an existing lease were accounted for as business combinations where the associated transaction costs were expensed as incurred, whereas the recently adopted guidance generally will treat such transactions as the acquisition of property.  As a result, beginning in 2017, transaction costs associated with the acquisition of real estate subject to an in-place lease will generally be included as part of the cost of the asset or assets acquired rather than expensed as incurred, as few, if any, real estate acquisitions will be accounted for as a business combination.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications and is expected to reduce diversity in practice.  The standard was effective for the Company on January 1, 2018 and the adoption by the Company is not expected to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. This new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  As permitted, the Company early adopted the provisions of ASU 2017-12 beginning with the quarter ended December 31, 2017 and has applied the provisions using the modified retrospective approach. As the Company had not had any historical ineffectiveness associated with its cash flow hedges, the adoption of this standard did not have an impact on its consolidated financial statements.

3. Investments

At December 31, 2017, STORE Capital had investments in 1,921 property locations representing 1,872 owned properties (of which 40 are accounted for as direct financing receivables), 20 ground lease interests and 29 properties which secure mortgage loans. The gross investment portfolio totaled $6.23 billion at December 31, 2017 and consisted of the gross acquisition cost of the real estate investments totaling $5.96 billion and loans and direct financing receivables with an aggregate carrying amount of $271.5 million. As of December 31, 2017, less than half of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

During 2015, 2016 and 2017, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments (a)
Gross investments, December 31, 2014	947	$2,805,911
Acquisition of and additions to real estate (b)(c)	364	1,114,722
Investment in loans and direct financing receivables	30	107,395
Sales of real estate	(13)	(40,774)
Principal collections on loans and direct financing receivables	(2)	(5,356)
Provision for impairment of real estate		(1,000)
Other	(1)	(956)
Gross investments, December 31, 2015	1,325	3,979,942
Acquisition of and additions to real estate (b)(d)	342	1,161,159
Investment in loans and direct financing receivables (e)	25	61,776
Sales of real estate	(31)	(70,824)
Principal collections on loans and direct financing receivables	(1)	(5,680)
Provision for impairment of real estate		(1,720)
Other		(137)
Gross investments, December 31, 2016	1,660	5,124,516
Acquisition of and additions to real estate (b)(f)(g)	313	1,339,682
Investment in loans and direct financing receivables	5	35,229
Sales of real estate	(55)	(219,640)
Principal collections on loans and direct financing receivables (g)	(2)	(31,770)
Provisions for impairment of real estate and loan losses		(13,440)
Other		(667)
Gross investments, December 31, 2017 (h)		6,233,910
Less accumulated depreciation and amortization (h)		(428,900)
Net investments, December 31, 2017	1,921	$5,805,010

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

(b)	Includes $0.8 million during both 2015 and 2016 and $1.2 million during 2017 of interest capitalized to properties under construction.
(c)	Excludes $15.8 million of tenant improvement advances disbursed in 2015 which were accrued as of December 31, 2014.
(d)	Excludes $15.9 million of tenant improvement advances disbursed in 2016 which were accrued as of December 31, 2015.
(e)	Includes $17.5 million of mortgage loans made to the purchasers of four real estate properties sold.
(f)	Excludes $23.5 million of tenant improvement advances disbursed in 2017 which were accrued as of December 31, 2016.
(g)	One loan receivable was repaid in full through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.
(h)	Includes the dollar amount of investments ($18.7 million) and the accumulated depreciation and amortization ($2.0 million) related to real estate investments held for sale at December 31, 2017.

 Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 400 customers geographically dispersed throughout 48 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2017. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at December 31, 2017, with the largest customer representing approximately 4% of the total investment portfolio. On an annualized basis, the largest customer represented approximately 3% of the Company’s total annualized investment portfolio revenues as of December 31, 2017. The Company’s customers operate their businesses across approximately 500 concepts and the largest of these concepts represented approximately 3% of the Company’s total annualized investment portfolio revenues as of December 31, 2017.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of December 31, 2017 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments (a)	Investments
Restaurants	771	$1,234,006	20%
Furniture stores	51	415,171	7
Early childhood education centers	174	386,917	6
Health clubs	71	358,696	6
Movie theaters	39	356,574	6
Hunting and fishing stores	17	245,124	4
Family entertainment centers	26	239,499	4
All manufacturing industries	170	903,529	14
All other service industries	496	1,523,095	24
All other retail industries	106	571,299	9
Total	1,921	$6,233,910	100%

(a)

The dollar amount of investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2017	2016
In-place lease assets	$56,547	$61,634
Ground lease interest assets	21,363	20,430
Above-market lease assets	9,492	10,273
Total intangible lease assets	87,402	92,337
Accumulated amortization	(24,184)	(19,515)
Net intangible lease assets	$63,218	$72,822

Aggregate lease intangible amortization included in expense was $6.3 million, $6.4 million and $5.9 million during the years ended December 31, 2017, 2016, and 2015, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Based on the balance of intangible lease assets as of December 31, 2017, the aggregate amortization expense for the next five years is expected to be $5.7 million in 2018, $5.5 million in 2019, $5.0 million in 2020, $4.6 million in 2021, and $4.5 million in 2022, and the amount expected to be amortized as a decrease to rental revenue is $1.1 million for the years 2018 through 2020, $0.5 million in 2021 and $0.4 million in 2022. The weighted average remaining amortization period is approximately nine years for the in‑place lease intangibles, approximately 46 years for the amortizing ground lease interests and approximately seven years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2017 was approximately 14 years. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2017, eight of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2017, are as follows (in thousands):

2018	$477,125
2019	476,334
2020	474,702
2021	473,948
2022	474,067
Thereafter	4,568,279
Total future minimum rentals	$6,944,455

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At December 31, 2017, the Company held 30 loans receivable with an aggregate carrying amount of $142.3 million. Seventeen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Six of the mortgage loans are shorter-term loans (maturing prior to 2023) that require either monthly interest-only payments with a balloon payment at maturity or monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The interest rates on ten of the mortgage loans are subject to increases over the term of the loans. The other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

			Amount Outstanding
	Interest	Maturity	December 31,
Type	Rate (a)	Date	2017	2016
Six mortgage loans receivable (b)	8.60%	2018 - 2022	$29,079	$22,599
Five mortgage loans receivable	8.59%	2032 - 2038	42,827	43,002
Six mortgage loans receivable (c)	8.69%	2053 - 2056	58,752	70,173
Total mortgage loans receivable			130,658	135,774
Thirteen equipment and other loans receivable	9.27%	2018 - 2025	11,944	9,233
Total principal amount outstanding—loans receivable			142,602	145,007
Unamortized loan origination costs			1,245	1,205
Allowance for loan losses			(1,500)	—
Direct financing receivables			129,106	122,998
Total loans and direct financing receivables			$271,453	$269,210

(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)

One loan outstanding at December 31, 2016 was repaid in full during the year ended December 31, 2017 through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.

(c)

Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment. Three loans outstanding at December 31, 2016 were either repaid in full or sold during the year ended December 31, 2017 and the Company collected $0.1 million in prepayment penalty fees.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2018	$1,594	$15,878	$17,472
2019	2,300	8,121	10,421
2020	2,348	—	2,348
2021	1,294	1,484	2,778
2022	823	8,474	9,297
Thereafter	64,030	36,256	100,286
Total principal payments	$72,389	$70,213	$142,602

As of December 31, 2017 and 2016, the Company had $129.1 million and $123.0 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	2017	2016
Minimum lease payments receivable	$305,438	$300,832
Estimated residual value of leased assets	15,521	14,500
Unearned income	(191,853)	(192,334)
Net investment	$129,106	$122,998

As of December 31, 2017, the future minimum lease payments to be received under the direct financing lease receivables is expected to average approximately $12.6 million for each of the next five years.

4. Debt

Credit Facility

As of December 31, 2017, the Company had a $500 million unsecured revolving credit facility with a group of lenders. The facility is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt and included an accordion feature that allowed the size of the facility to be increased up to $800 million. At December 31, 2017, the Company had $290 million of borrowings outstanding.

On February 9, 2018, the Company expanded its unsecured revolving credit facility from $500 million to $600 million and increased the accordion feature to $800 million, which now allows the size of the facility to be increased up to $1.4 billion. The amended facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. Borrowings under the amended facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 0.825% to 1.55%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%. The credit spread used is based on the Company’s credit rating as defined in the credit agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%. The currently applicable credit spread for LIBOR-based borrowings is 1.00% and the facility fee is 0.20%.

Under the terms of the amended facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $3.3 billion at December 31, 2017.

The facility is recourse to the Company and, as of December 31, 2017, the Company was in compliance with the financial and nonfinancial covenants under the facility.

At December 31, 2017 and 2016, unamortized financing costs related to the Company’s credit facility totaled $1.7 million and $2.7 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

The Company has entered into Note Purchase Agreements (NPAs) with institutional purchasers that provided for the private placement of three series of senior unsecured notes aggregating $375 million (the Notes).  Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an Applicable Credit Rating that is an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company and are guaranteed by SCA.

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2017, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan and, in March 2017, the Company entered into a second $100 million floating-rate, unsecured term loan. This second loan is a two-year loan which has three one-year extension options. The interest rate on these loans resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.10%.  Prior to July 2017, the interest rates on the loans reset monthly at one-month LIBOR plus a leverage ratio-based credit spread ranging from 1.30% to 2.15%.

The term loans were arranged with lenders who also participate in the Company’s unsecured revolving credit facility. The financial covenants of the term loans match the covenants of the unsecured credit facility. The term loans are senior unsecured obligations of the Company, are guaranteed by SCA and may be prepaid at any time without penalty.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		December 31,
	Date	Rate		2017	2016
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000
Total notes payable				375,000	375,000
Term Loans:
Term Loan issued March 2017	Mar. 2019	2.57	% (a)	100,000	—
Term Loan issued April 2016	Apr. 2021	2.44	% (a)	100,000	100,000
Total term loans				200,000	100,000
Unamortized deferred financing costs				(4,405)	(4,810)
Total unsecured notes and term loans payable, net				$570,595	$470,190

(a)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at December 31, 2017. The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of December 31, 2017.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $128.0 million at December 31, 2017.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 months prior to maturity. In August 2017, the Company prepaid the STORE Master Funding Series 2012-1, Class A notes (issued in August 2012 and scheduled to mature in August 2019), which bore an interest rate of 5.77% and had an outstanding balance of $198.6 million at the time of prepayment and recognized $2.0 million of accelerated amortization of deferred financing costs associated with this debt.  As of December 31, 2017, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.5 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $392.0 million at December 31, 2017.

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

Beginning on September 1, 2017, the Company has not made the scheduled payments of interest and principal due on a $12.9 million note scheduled to mature in August 2022 (see table below) because the two properties that secure this note were vacant and not generating sufficient cash flow to cover the debt service. The Company is in discussions with the special servicer regarding this note, which currently bears interest at a default rate equal to 9.95% per annum, and anticipates either selling or surrendering the collateral properties (or a combination thereof) during 2018 in exchange for the lender’s release of the indebtedness, including any accrued interest, encumbering them.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		December 31,
	Date	Rate		2017	2016
Non-recourse net-lease mortgage notes:
$214,500 Series 2012-1, Class A				$—	$200,749
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		137,960	140,724
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		99,393	101,265
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		71,982	73,307
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		117,850	118,450
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		93,733	94,208
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		93,812	95,693
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		90,104	91,801
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		93,483	95,204
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		137,492	138,192
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		266,400	267,750
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		195,877	199,423
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		133,426	—
Total non-recourse net-lease mortgage notes				1,531,512	1,616,766
Non-recourse mortgage notes payable:
$2,956 note issued June 2013				—	2,663
$7,088 note issued April 2007				—	6,457
$4,400 note issued August 2007				—	3,586
$8,000 note issued January 2012; assumed in December 2013	Jan. 2018	4.778%		6,664	6,960
$20,530 note issued December 2011; amended February 2012	Jan. 2019	5.275	% (a)	17,840	18,359
$6,500 note issued December 2012	Dec. 2019	4.806%		5,734	5,900
$16,100 note issued February 2014	Mar. 2021	4.83%		14,783	15,159
$13,000 note issued May 2012	May 2022	5.195%		11,418	11,737
$14,950 note issued July 2012	Aug. 2022	9.95%		12,874	13,135
$26,000 note issued August 2012	Sept. 2022	5.05%		22,987	23,625
$6,400 note issued November 2012	Dec. 2022	4.707%		5,665	5,827
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,637	10,931
$17,500 note issued August 2013	Sept. 2023	5.46%		15,993	16,380
$10,075 note issued March 2014	Apr. 2024	5.10%		9,532	9,691
$21,125 note issued July 2015	Aug. 2025	4.36%		21,015	21,125
$65,000 note issued June 2016	Jul. 2026	4.75%		63,635	64,614
$7,750 note issued February 2013	Mar. 2038	4.81	% (b)	6,924	7,114
$6,944 notes issued March 2013	Apr. 2038	4.50	% (c)	6,148	6,330
Total non-recourse mortgage notes payable				231,849	249,593
Unamortized net (discount) premium				(383)	(336)
Unamortized deferred financing costs				(26,672)	(32,542)
Total non-recourse debt obligations of consolidated special purpose entities, net				$1,736,306	$1,833,481

(a)

Note is a variable‑rate note which resets monthly at one‑month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on a $11.7 million portion and a $6.1 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(b)	Interest rate is effective until March 2023 and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(c)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has an agreement with a derivative counterparty which provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company has agreements with other derivative counterparties which provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.    As of December 31, 2017, the termination value of the Company’s interest rate swaps that were in a liability position, including accrued interest but excluding any adjustment for nonperformance risk, was a nominal amount.

Long-term Debt Maturity Schedule

As of December 31, 2017, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments		Total
2018	$26,003	$19,539	(a)	$45,542
2019	26,518	122,686		149,204
2020	23,405	293,632		317,037
2021	20,535	229,366		249,901
2022	20,213	200,829		221,042
Thereafter	56,437	1,299,198		1,355,635
	$173,111	$2,165,250		$2,338,361

(a)

Includes $12.9 million principal balance associated with one non-recourse note, secured by two of the Company’s properties; the properties are expected to be sold or surrendered (or a combination thereof) in exchange for the release of the indebtedness in 2018.

5. Income Taxes

The Company’s total current income tax expense from continuing operations was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Federal income tax	$—	$—	$—
State income tax	453	358	274
Total current income tax expense	$453	$358	$274

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2017, 2016 and 2015.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2013 and tax returns filed for 2014 through 2016 remain subject to examination. The Company has a net operating loss carryforward (NOL) for income tax purposes of $1.5 million that was generated during the year ended December 31, 2011 and, therefore, has no impact on income tax expense for the three years ended December 31, 2017. This loss is available to reduce future REIT taxable income until it expires in 2031. At this time, the Company does not believe it is likely it will use the NOL to reduce future taxable income; therefore, any deferred tax asset associated with such NOL has been fully reserved.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2017 and 2016, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2017 and 2016.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2017	2016	2015
Ordinary income dividends	$0.9883	$0.9998	$0.8714
Capital gain dividends	0.1590	0.0755	—
Return of capital	0.0327	0.0247	0.0125
Total	$1.1800	$1.1000	$0.8839

6. Stockholders’ Equity

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

In September 2016, the Company established an “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it offers and sells registered shares of common stock up to a maximum amount of $400 million through a group of banks acting as its sales agents. During the year ended December 31, 2017, the Company issued and sold 5,754,554 shares of common stock under the ATM program at a weighted average share price of $25.63, raising $147.5 million in gross proceeds, or $144.8 million in net proceeds after the payment of sales agents’ commissions of $2.2 million and offering expenses. Since the program began in 2016, the Company has issued and sold 11,839,655 shares at a weighted average share price of $26.16 and raised approximately $309.7 million in aggregate gross proceeds, or approximately $304.1 million of aggregate net proceeds after the payment of sales agents’ commissions of $4.6 million and offering expenses, under the ATM program.

The Company declared dividends payable to common stockholders totaling $223.8 million, $170.8 million and $132.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

7. Long‑Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the 2015 Plan), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. As of December 31, 2017, 5,461,247 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long‑Term Incentive Plan (the 2012 Plan) which permits the issuance of up to 1,035,400 shares of common stock. As of December 31, 2017, 252,907 shares remain available for grant under the 2012 Plan.

Both the 2015 and 2012 Plans allow for awards to officers, directors and key employees of the Company in the form of restricted shares of the Company’s common stock and other equity-based awards including performance‑based grants.

The following table summarizes the restricted stock award (RSA) activity:

	2017		2016		2015
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	459,716	$19.95	577,651	$17.58	655,906	$16.00
Shares granted	166,575	$23.92	104,086	$25.65	86,746	$22.96
Shares vested	(213,233)	$18.55	(222,021)	$16.38	(161,979)	$14.13
Shares forfeited	(9,307)	$23.80	—	$—	(3,022)	$14.37
Outstanding non-vested shares, end of year	403,751	$22.24	459,716	$19.95	577,651	$17.58

(1)	Grant date fair value

The Company grants RSAs to its officers, directors and key employees. Generally, restricted shares granted to the Company’s employees and its chairman vest in 25% increments in February of each year. The other independent directors receive annual grants that vest at the end of each term served. Due to a historically low turnover rate, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2015 and 2012 Plans, the Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the closing price per share of the Company’s common stock on the date of the grant. Prior to the Company’s IPO, the fair value was based on the per-share price of the common stock issued in the Company’s private equity offerings.

The Company grants restricted stock unit awards (RSUs) with both a market condition and a service condition to its executive officers. The number of common shares to be earned from each grant range from zero to 100% of the total RSUs granted over a three-year performance period. The following table summarizes the RSU activity:

	Number of RSUs
	2017	2016	2015
Non-vested and outstanding, beginning of year	719,434	348,220	—
RSUs granted	373,719	371,214	348,220
RSUs vested	(174,112)	—	—
Non-vested and outstanding, end of year	919,041	719,434	348,220

For the 2015 grant, the number of common shares earned was based solely on total shareholder return (TSR) on the Company’s common stock measured against the benchmark TSR of a peer group. For the 2016 and 2017 grants, one-half of the number of common shares to be earned is based on the Company’s TSR measured against the benchmark TSR of a peer group or market index and one-half of the number of shares to be earned is based on the Company’s TSR measured against pre-determined thresholds. The TSR is a measure of stock price appreciation plus dividends paid during the measurement period. To the extent market and service conditions are met, the earned RSUs from each grant vest 50% at the end of the three-year performance period and, subject to continued employment, 50% at the end of one additional year. The RSUs accrue dividend equivalents which are paid only if the award vests. As of December 31, 2017, the Company accrued $1.1 million related to dividend equivalents expected to be paid on the 2015 awards earned as of December 31, 2017.

The Company valued the RSUs using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $3.6 million, $6.1 million and $4.4 million for the 2017, 2016 and 2015 grants, respectively. The grant date fair value is amortized to expense on a tranche by tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value for each grant year:

	2017	2016	2015
Volatility	21.00%	21.00%	23.51%
Risk-free interest rate	1.54%	0.91%	0.84%
Dividend yield	0.00%	0.00%	0.00%

The 2015 and 2012 Plans each allow the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the years ended December 31, 2017 and 2016, the Company repurchased an aggregate 56,097 shares and 68,497 shares, respectively, in connection with this tax withholding obligation. No shares were repurchased during the year ended December 31, 2015.

Compensation expense for equity‑based payments totaled $7.9 million, $7.0 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expenses. At December 31, 2017, STORE Capital had $11.7 million of unrecognized compensation cost related to non‑vested equity‑based compensation arrangements which will be recognized through February 2022.

8. Commitments and Contingencies

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2017, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $157.9 million, of which $155.9 million is expected to be funded in the next 12 months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027. During the years ended December 31, 2017, 2016 and 2015, total rent expense was $711,000, $395,000 and $270,000, respectively. At December 31, 2017, the Company’s future minimum rental commitments under this noncancelable operating lease was approximately $720,000 in 2018, $735,000 in 2019, $748,000 in 2020, $762,000 in 2021, $776,000 in 2022 and $3.7 million thereafter.

As of December 31, 2017, STORE Capital had 20 properties in which it has ground lease interests and two properties where a portion of the land is subject to a ground lease. The Company is responsible for the ground lease payments under one of the contracts and payment obligations associated with five of the ground lease contracts have been prepaid in full. The ground lease payment obligations for the remaining properties are the responsibility of the tenants operating on the properties, of which one is cancelable.

The minimum aggregate rental commitments under the non-cancelable operating ground leases, excluding the five prepaid ground leases, as of December 31, 2017 are as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2018	$28	$1,364	$1,392
2019	29	1,602	1,631
2020	31	1,394	1,425
2021	31	1,291	1,322
2022	31	1,241	1,272
Thereafter	3,138	36,822	39,960
	$3,288	$43,714	$47,002

(a)

STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $43.7 million commitment, $19.8 million is due for periods beyond the current term of the Company’s leases with the tenants. Excludes contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed at least six consecutive months of service or, if earlier, one year of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $345,000 in 2017, $308,000 in 2016 and $265,000 in 2015.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2017 and 2016, the fair value of the Company’s derivative instruments was an asset of $2.8 million and $1.6 million, respectively, included in other assets, net, on the consolidated balance sheets, and a liability of a nominal amount and $180,000, respectively, included in accrued expenses, deferred revenue and other liabilities on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2017 and 2016. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2017, these debt obligations had an aggregate carrying value of $2,306.9 million and an estimated fair value of $2,407.0 million. At December 31, 2016, these debt obligations had an aggregate carrying value of $2,303.7 million and an estimated fair value of $2,353.6 million.

10. Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited consolidated quarterly financial information for 2017 and 2016. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Total revenues	$107,971	$114,208	$110,544	$120,124	$452,847
Net income	31,390	61,060	28,580	41,008	162,038
Net income per share of common stock—basic and diluted	0.19	0.35	0.15	0.21	0.90
Dividends declared per common share	0.29	0.29	0.31	0.31	1.20

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Total revenues	$85,234	$91,970	$96,998	$102,141	$376,343
Net income	24,793	30,249	36,343	31,940	123,325
Net income per share of common stock—basic and diluted	0.18	0.21	0.24	0.20	0.82
Dividends declared per common share	0.27	0.27	0.29	0.29	1.12

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company.  Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO).  Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Director Nominations under the heading "Governance – Proposal No. 1-Election of Directors," the information regarding Executive Officers under the heading “Executive Compensation – Executive Officers,” the information regarding Section 16(a) compliance under the heading "Ownership of Our Stock – Section 16(a) Beneficial Ownership Reporting Compliance," the information regarding our Code of Business Conduct and Ethics under the heading "Governance – Additional Corporate Governance Features," and the information regarding the Audit Committee under the heading "Governance – Board and Committee Governance"  in the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information regarding director compensation under the heading "Governance – 2017 Director Compensation"  and the information under the subheadings "Compensation Discussion and Analysis," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," and "Payments on Termination or

Change in Control" under the principal heading "Executive Compensation" in the Company's 2018 Proxy Statement is incorporated herein by reference

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding share ownership under the heading "Ownership of Our Stock – Beneficial Ownership of Our Common Stock by Certain Beneficial Owners and Management” in the Company's 2018 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2017:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders			5,714,154	(1)
Equity compensation plans not approved by stockholders
Total	—	—	5,714,154

(1)

Represents 5,461,247 shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan and 252,907 shares available for future issuance under the STORE Capital Corporation 2012 Long-Term Incentive Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding director independence and related party transactions under the heading "Governance – Director Independence and Related Party Transactions" in the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors under the heading "Audit Matters” in the Company's 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.2	*	STORE Capital Corporation 2015 Omnibus Equity Incentive Plan.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.3	*	STORE Capital Corporation 2012 Long-Term Incentive Plan.	Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.4	*	Form of 2012 Long-Term Incentive Award Plan Restricted Stock Award Grant Agreement.	Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.5	*	STORE Capital Corporation Director Compensation Program.	Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.6	*	Form of Indemnification Agreement between STORE Capital Corporation and each of its directors and executive officers.	Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.7	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher H. Volk.	Filed herewith.
10.8	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Michael T. Bennett.	Filed herewith.

10.9	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Catherine Long.	Filed herewith.
10.10	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Mary Fedewa.	Filed herewith.
10.11	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher K. Burbach.	Filed herewith.
10.12		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.13		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.14

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.
10.15		First Amendment to the Fourth Amended and Restated Property Management and Servicing Agreement effective as of July 10, 2015.	Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2015 on Form 10-Q filed with the SEC on August 14, 2015.
10.16		Note Purchase Agreement dated as of November 19, 2015, among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
10.17		Note Purchase Agreement dated as of April 28, 2016, among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.

10.18

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.
10.19

Amended and Restated Credit Agreement, dated as of February 9, 2018, by and among STORE Capital Corporation, as borrower, KeyBank National Association as lender and administrative agent, the other lenders parties thereto, KeyBank Capital Markets Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, and BMO Harris Bank N.A., Capital One Bank, Regions Bank, Suntrust Bank and U.S. Bank National Association, as co-documentation agents.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2018 and filed with the SEC on February 12, 2018.
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
101.1

The following materials from STORE Capital Corporation Annual Report on Form 10-K for the period ended December 31, 2017, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

*Indicates management contract or compensatory plan.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORE CAPITAL CORPORATION

Date: February 23, 2018	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Christopher H. Volk	President, Chief Executive Officer and Director	February 23, 2018
Christopher H. Volk	(principal executive officer)

/s/Catherine Long	Executive Vice President, Chief Financial Officer and Treasurer	February 23, 2018
Catherine Long	(principal financial officer)

/s/Stacy M. LaFrance	Senior Vice President – Chief Accounting Officer	February 23, 2018
Stacy M. LaFrance	(principal accounting officer)

/s/Morton H. Fleischer	Chairman of the Board of Directors	February 23, 2018
Morton H. Fleischer

/s/Mary Fedewa	Chief Operating Officer and Director	February 23, 2018
Mary Fedewa

/s/Joseph M. Donovan	Director	February 23, 2018
Joseph M. Donovan

/s/William F. Hipp	Director	February 23, 2018
William F. Hipp

/s/Catherine D. Rice	Director	February 23, 2018
Catherine D. Rice

/s/Einar A. Seadler	Director	February 23, 2018
Einar A. Seadler

/s/Mark N. Sklar	Director	February 23, 2018
Mark N. Sklar

/s/Quentin P. Smith, Jr.	Director	February 23, 2018
Quentin P. Smith, Jr.

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances		Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Benson	MN	$	(f)	$187	$627	$28	$197	$215	$824	$1,039	$(194)	1987	07/29/2011
Restaurants – Limited Service	Glencoe	MN		(f)	369	772	10	240	379	1,012	1,391	(239)	1986	07/29/2011
Restaurants – Limited Service	Little Falls	MN		(f)	456	803	17	208	473	1,011	1,484	(291)	1983	07/29/2011
Restaurants – Limited Service	Minneapolis	MN		(f)	243	590	34	169	277	759	1,036	(207)	1996	07/29/2011
Restaurants – Limited Service	Sauk Rapids	MN		(f)	224	887	-	225	224	1,112	1,336	(230)	1996	07/29/2011
Restaurants – Limited Service	Staples	MN		(f)	213	729	19	206	232	935	1,167	(212)	1987	07/29/2011
Restaurants – Limited Service	Wadena	MN		(f)	171	731	-	250	171	981	1,152	(193)	1980	07/29/2011
Restaurants – Limited Service	Valley City	ND		(f)	217	676	170	55	387	731	1,118	(235)	1984	07/29/2011
Restaurants – Limited Service	Wahpeton	ND		(f)	314	589	3	222	317	811	1,128	(184)	1987	07/29/2011
Restaurants – Limited Service	Mobridge	SD		(f)	336	517	-	225	336	742	1,078	(228)	1993	07/29/2011
Furniture Stores	Austin	TX		(f)	2,212	3,600	-	-	2,212	3,600	5,812	(675)	2006	09/02/2011
Furniture Stores	Live Oak	TX		(f)	1,885	3,927	-	-	1,885	3,927	5,812	(711)	2005	09/02/2011
Furniture Stores	New Braunfels	TX		(f)	1,692	6,926	-	-	1,692	6,926	8,618	(1,665)	1995	09/02/2011
Furniture Stores	San Antonio	TX		(f)	2,361	3,952	-	-	2,361	3,952	6,313	(747)	2006	09/02/2011
Restaurants – Limited Service	Florence	AL		(f)	398	540	-	-	398	540	938	(139)	1994	09/08/2011
Restaurants – Limited Service	Vestavia	AL		(f)	310	354	-	-	310	354	664	(89)	1972	09/08/2011
Restaurants – Limited Service	Jacksonville	FL		(f)	310	325	-	-	310	325	635	(87)	1982	09/08/2011
Restaurants – Limited Service	Bainbridge	GA		(f)	147	381	-	-	147	381	528	(99)	1989	09/08/2011
Restaurants – Limited Service	Winder	GA		(f)	348	366	-	-	348	366	714	(119)	1986	09/08/2011
Restaurants – Limited Service	Evansville	IN		(f)	226	380	-	-	226	380	606	(115)	1988	09/08/2011
Restaurants – Limited Service	Louisville	KY		(f)	310	383	-	-	310	383	693	(115)	1973	09/08/2011
Restaurants – Limited Service	Florissant	MO		(f)	460	400	-	-	460	400	860	(114)	1981	09/08/2011
Restaurants – Limited Service	Jackson	MS		(f)	253	460	-	-	253	460	713	(121)	1993	09/08/2011
Restaurants – Limited Service	Jackson	MS		(f)	225	342	-	-	225	342	567	(86)	1983	09/08/2011
Restaurants – Limited Service	Cincinnati	OH		(f)	148	467	-	-	148	467	615	(123)	1987	09/08/2011
Restaurants – Limited Service	Owasso	OK		(f)	275	301	-	-	275	301	576	(80)	1986	09/08/2011
Restaurants – Limited Service	Tulsa	OK		(f)	209	328	-	-	209	328	537	(108)	1977	09/08/2011
Restaurants – Limited Service	Antioch	TN		(f)	391	264	-	150	391	414	805	(89)	1978	09/08/2011
Restaurants – Limited Service	Clarksville	TN		(f)	239	425	-	124	239	549	788	(122)	1993	09/08/2011
Restaurants – Limited Service	Knoxville	TN		(f)	371	323	-	-	371	323	694	(91)	1987	09/08/2011
Restaurants – Limited Service	Princeton	WV		(f)	246	408	-	-	246	408	654	(103)	1977	09/08/2011
Wood Product Manufacturing	Delaware	OH		(f)	308	478	-	-	308	478	786	(122)	1969	09/27/2011
Wood Product Manufacturing	Hillsboro	OR		(f)	879	167	-	-	879	167	1,046	(63)	1965	09/27/2011
Wood Product Manufacturing	Stayton	OR		(f)	2,254	2,526	-	-	2,254	2,526	4,780	(614)	1985	09/27/2011
Family Entertainment Centers	Webster	TX		(f)	2,135	6,355	-	-	2,135	6,355	8,490	(1,231)	2007	09/30/2011
Child Day Care Services	Laveen	AZ		(f)	1,427	3,012	35	210	1,462	3,222	4,684	(600)	2008	10/07/2011
Child Day Care Services	Maricopa	AZ		(f)	2,212	4,080	-	-	2,212	4,080	6,292	(765)	2008	10/07/2011
Beer, Wine, and Liquor Stores	McAllen	TX		(f)	1,397	2,220	-	-	1,397	2,220	3,617	(666)	1955	10/07/2011
Beer, Wine, and Liquor Stores	Pharr	TX		(f)	699	1,362	-	-	699	1,362	2,061	(379)	1989	10/07/2011
Restaurants – Full Service	Canton	GA		(f)	1,101	973	-	-	1,101	973	2,074	(268)	1998	10/17/2011
Restaurants – Full Service	Fayetteville	GA		(f)	1,155	1,210	-	-	1,155	1,210	2,365	(336)	2004	10/17/2011
Restaurants – Full Service	Ft. Oglethorpe	GA		(f)	957	986	-	-	957	986	1,943	(249)	2003	10/17/2011
Restaurants – Full Service	Stockbridge	GA		(f)	1,135	1,276	-	-	1,135	1,276	2,411	(342)	2000	10/17/2011
Restaurants – Full Service	Camby	IN		(f)	636	1,297	-	-	636	1,297	1,933	(340)	2008	10/17/2011
Restaurants – Full Service	Greenwood	IN		(f)	518	1,196	-	-	518	1,196	1,714	(296)	2005	10/17/2011
Restaurants – Full Service	Georgetown	KY		(f)	727	1,076	-	-	727	1,076	1,803	(280)	2002	10/17/2011
Restaurants – Full Service	Owensboro	KY		(f)	585	1,427	-	-	585	1,427	2,012	(408)	1996	10/17/2011
Restaurants – Full Service	Charlotte	NC		(f)	737	1,087	-	-	737	1,087	1,824	(345)	2000	10/17/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Greensboro	NC	(f)	626	1,039	-	-	626	1,039	1,665	(310)	2004	10/17/2011
Restaurants – Full Service	Dayton	OH	(f)	1,369	1,357	-	-	1,369	1,357	2,726	(376)	1998	10/17/2011
Restaurants – Full Service	Springdale	OH	(f)	1,286	897	-	-	1,286	897	2,183	(217)	1996	10/17/2011
Restaurants – Full Service	Cookeville	TN	(f)	1,528	1,511	691	-	2,219	1,511	3,730	(428)	1994	10/17/2011
Restaurants – Full Service	Knoxville	TN	(f)	1,161	1,221	-	-	1,161	1,221	2,382	(365)	2003	10/17/2011
Restaurants – Full Service	Harrisonburg	VA	(f)	468	1,067	-	-	468	1,067	1,535	(293)	2003	10/17/2011
Restaurants – Full Service	Panama City	FL		230	1,451	-	-	230	1,451	1,681	(334)	2001	10/17/2011
Restaurants – Full Service	Augusta	GA		853	1,148	-	-	853	1,148	2,001	(294)	1997	10/17/2011
Restaurants – Full Service	Cumming	GA		1,375	946	-	-	1,375	946	2,321	(273)	1998	10/17/2011
Restaurants – Full Service	Lawrenceville	GA		985	879	-	-	985	879	1,864	(239)	1996	10/17/2011
Restaurants – Full Service	Snellville	GA		1,954	927	-	-	1,954	927	2,881	(262)	1998	10/17/2011
Restaurants – Full Service	Frankfort	KY		955	916	-	-	955	916	1,871	(258)	1998	10/17/2011
Restaurants – Full Service	Lexington	KY		533	1,148	-	-	533	1,148	1,681	(285)	1988	10/17/2011
Restaurants – Full Service	Louisville	KY	17,840	1,217	1,028	-	-	1,217	1,028	2,245	(270)	1993	10/17/2011
Restaurants – Full Service	Mansfield	OH		725	1,156	-	-	725	1,156	1,881	(335)	2003	10/17/2011
Restaurants – Full Service	Charleston	SC		889	1,245	-	-	889	1,245	2,134	(367)	2001	10/17/2011
Restaurants – Full Service	Cleveland	TN		1,169	1,346	-	-	1,169	1,346	2,515	(405)	1996	10/17/2011
Restaurants – Full Service	Goodlettsville	TN		933	1,191	-	-	933	1,191	2,124	(311)	1985	10/17/2011
Restaurants – Full Service	Lebanon	TN		1,037	1,134	-	-	1,037	1,134	2,171	(321)	1997	10/17/2011
Restaurants – Full Service	Morristown	TN		803	1,578	-	-	803	1,578	2,381	(463)	2000	10/17/2011
Restaurants – Full Service	Lynchburg	VA		903	1,078	-	-	903	1,078	1,981	(381)	2001	10/17/2011
Restaurants – Limited Service	Bradenton	FL	(f)	785	276	-	-	785	276	1,061	(201)	1984	10/19/2011
Restaurants – Limited Service	Sarasota	FL	(f)	848	410	-	-	848	410	1,258	(267)	1981	10/19/2011
Automotive Repair and Maintenance	Prescott Valley	AZ	(f)	241	259	-	-	241	259	500	(64)	2003	11/01/2011
Automotive Repair and Maintenance	Snowflake	AZ	(f)	276	134	-	-	276	134	410	(37)	1998	11/01/2011
Restaurants – Full Service	Davenport	IA	(f)	1,613	2,210	-	141	1,613	2,351	3,964	(634)	2003	11/07/2011
Restaurants – Full Service	Eagan	MN	(f)	1,481	2,958	14	137	1,495	3,095	4,590	(580)	1998	11/07/2011
Health Clubs	Edinburg	TX	(f)	865	4,109	-	116	865	4,225	5,090	(975)	1994	11/18/2011
Health Clubs	McAllen	TX	(f)	1,423	1,540	391	779	1,814	2,319	4,133	(405)	2004	11/18/2011
Health Clubs	Mission	TX	(f)	692	2,408	-	49	692	2,457	3,149	(486)	2000	11/18/2011
Movie Theaters	Owasso	OK	(f)	986	3,926	-	-	986	3,926	4,912	(1,015)	1992	12/16/2011
Pet Care	Erlanger	KY	(f)	604	1,809	-	-	604	1,809	2,413	(450)	2000	12/22/2011
Pet Care	Louisville	KY	(f)	492	2,022	-	-	492	2,022	2,514	(468)	2003	12/22/2011
Pet Care	Cincinnati	OH	(f)	547	1,967	-	-	547	1,967	2,514	(479)	2005	12/22/2011
Restaurants – Full Service	Snyder	TX	(f)	177	740	-	-	177	740	917	(190)	1974	12/22/2011
Chemical Product Manufacturing	Elk Grove Village	IL	(f)	854	1,460	-	-	854	1,460	2,314	(352)	1964	12/29/2011
Chemical Product Manufacturing	Wheeling	IL	(f)	1,463	3,064	-	-	1,463	3,064	4,527	(755)	1966	12/29/2011
Restaurants – Limited Service	Leadington	MO	(f)	494	499	-	-	494	499	993	(150)	1978	12/30/2011
Restaurants – Limited Service	St. Louis	MO	(f)	395	393	-	-	395	393	788	(97)	1977	12/30/2011
Child Day Care Services	Blue Ash	OH	(f)	739	2,463	-	-	739	2,463	3,202	(453)	1979	12/30/2011
Restaurants – Limited Service	Marietta	OH	(f)	435	676	-	-	435	676	1,111	(197)	1986	12/30/2011
Restaurants – Limited Service	Salem	OH	(f)	205	676	-	-	205	676	881	(173)	1969	12/30/2011
Restaurants – Limited Service	Warren	OH	(f)	328	612	-	-	328	612	940	(174)	1988	12/30/2011
Restaurants – Limited Service	McKees Rocks	PA	(f)	556	692	-	-	556	692	1,248	(185)	1984	12/30/2011
Restaurants – Limited Service	Pittsburgh	PA	(f)	364	440	-	-	364	440	804	(114)	1989	12/30/2011
Restaurants – Limited Service	Clinton	TN	(f)	454	653	-	-	454	653	1,107	(192)	1984	12/30/2011
Child Day Care Services	Franklin	TN	(f)	1,782	2,422	-	-	1,782	2,422	4,204	(635)	2010	12/30/2011
Restaurants – Limited Service	Greeneville	TN	(f)	566	490	-	-	566	490	1,056	(164)	1985	12/30/2011
Restaurants – Limited Service	Knoxville	TN	(f)	405	702	-	-	405	702	1,107	(214)	1986	12/30/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Knoxville	TN	(f)	775	734	-	-	775	734	1,509	(205)	1979	12/30/2011
Restaurants – Limited Service	Maryville	TN	(f)	542	414	45	309	587	723	1,310	(190)	1983	12/30/2011
Restaurants – Limited Service	Newport	TN	(f)	484	623	-	-	484	623	1,107	(206)	1987	12/30/2011
Restaurants – Limited Service	New Martinsville	WV	(f)	269	475	-	-	269	475	744	(130)	1978	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	245	461	-	-	245	461	706	(122)	1987	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	769	301	-	-	769	301	1,070	(100)	1986	12/30/2011
Restaurants – Limited Service	Wheeling	WV	(f)	357	714	-	-	357	714	1,071	(206)	1986	12/30/2011
Family Entertainment Centers	Frisco	TX	(f)	3,705	5,109	-	-	3,705	5,109	8,814	(1,032)	2008	01/27/2012
Family Entertainment Centers and Bowling Centers	Lubbock	TX	(f)	2,056	6,658	-	-	2,056	6,658	8,714	(1,322)	2007	01/27/2012
Elementary and Secondary Schools	Milpitas	CA		5,749	8,840	1,218	4,622	6,967	13,462	20,429	(1,944)	1987	02/29/2012
Elementary and Secondary Schools	Stockton	CA	11,418	1,789	3,557	-	24	1,789	3,581	5,370	(894)	1990	02/29/2012
Movie Theaters	Bethlehem	GA	(f)	1,888	5,168	-	-	1,888	5,168	7,056	(890)	2011	03/15/2012
Restaurants – Limited Service	Cherryville	NC	(f)	461	650	-	-	461	650	1,111	(146)	2005	03/28/2012
Restaurants – Limited Service	Hudson	NC	(f)	215	996	-	-	215	996	1,211	(171)	1984	03/28/2012
Restaurants – Limited Service	Maiden	NC	(f)	557	533	-	-	557	533	1,090	(122)	1987	03/28/2012
Restaurants – Limited Service	Marion	NC	(f)	322	637	-	-	322	637	959	(141)	1999	03/28/2012
Restaurants – Limited Service	Richfield	NC	(f)	361	720	-	-	361	720	1,081	(160)	2007	03/28/2012
Restaurants – Limited Service	West Jefferson	NC	(f)	357	854	-	-	357	854	1,211	(184)	1996	03/28/2012
Restaurants – Full Service	Naperville	IL	(f)	1,869	3,154	-	-	1,869	3,154	5,023	(515)	2011	03/30/2012
Restaurants – Full Service	Wheeling	IL	(f)	824	2,441	-	-	824	2,441	3,265	(351)	2008	03/30/2012
Child Day Care Services	Arlington	TX	(f)	183	574	-	-	183	574	757	(184)	1984	03/30/2012
Child Day Care Services	Cedar Hill	TX	(f)	285	569	-	-	285	569	854	(183)	1984	03/30/2012
Child Day Care Services	Grand Prairie	TX	(f)	292	581	-	-	292	581	873	(191)	1985	03/30/2012
Child Day Care Services	Haltom City	TX	(f)	362	415	-	-	362	415	777	(135)	1985	03/30/2012
Child Day Care Services	Watauga	TX	(f)	174	622	-	-	174	622	796	(202)	1986	03/30/2012
Furniture Stores	Tacoma	WA	(f)	2,213	3,319	-	817	2,213	4,136	6,349	(674)	1994	04/20/2012
Pet Care	Dayton	OH	(f)	574	1,937	-	-	574	1,937	2,511	(427)	2008	04/30/2012
Child Day Care Services	Tucson	AZ	(f)	2,674	4,120	-	-	2,674	4,120	6,794	(1,066)	2008	05/08/2012
Furniture Stores	Tucson	AZ	(f)	1,371	4,170	-	-	1,371	4,170	5,541	(833)	2003	05/10/2012
Restaurants – Full Service	Troy	MI	(f)	1,503	2,506	-	120	1,503	2,626	4,129	(359)	2012	05/15/2012
Movie Theaters	Ardmore	OK	(f)	1,302	3,095	-	-	1,302	3,095	4,397	(600)	2008	05/17/2012
Restaurants – Limited Service	Carrollton	GA	(f)	467	627	31	142	498	769	1,267	(144)	1980	05/18/2012
Restaurants – Limited Service	Cedartown	GA	(f)	319	502	4	119	323	621	944	(116)	1981	05/18/2012
Restaurants – Limited Service	College Park	GA	(f)	918	227	7	104	925	331	1,256	(53)	1973	05/18/2012
Restaurants – Limited Service	Dalton	GA	(f)	337	483	16	80	353	563	916	(112)	1980	05/18/2012
Restaurants – Limited Service	Decatur	GA	(f)	378	484	4	92	382	576	958	(162)	1981	05/18/2012
Restaurants – Limited Service	Lithonia	GA	(f)	469	706	56	86	525	792	1,317	(226)	1979	05/18/2012
Restaurants – Limited Service	Macon	GA	(f)	379	715	19	101	398	816	1,214	(228)	1975	05/18/2012
Restaurants – Limited Service	McDonough	GA	(f)	304	719	2	113	306	832	1,138	(162)	2001	05/18/2012
Restaurants – Limited Service	Riverdale	GA	(f)	241	873	35	365	276	1,238	1,514	(287)	1976	05/18/2012
Restaurants – Limited Service	Savannah	GA	(f)	422	946	159	241	581	1,187	1,768	(221)	1973	05/18/2012
Restaurants – Limited Service	Ooltewah	TN	(f)	458	687	-	-	458	687	1,145	(151)	1999	05/18/2012
Health Clubs	Kansas City	MO	(f)	1,259	895	28	1,510	1,287	2,405	3,692	(433)	2007	05/24/2012
Restaurants – Full Service	Franklin	NC	(f)	573	1,087	-	-	573	1,087	1,660	(267)	2008	05/24/2012
Restaurants – Full Service	Morganton	NC	(f)	1,125	708	-	-	1,125	708	1,833	(164)	2002	05/24/2012
Restaurants – Full Service	Rockingham	NC	(f)	1,111	870	-	-	1,111	870	1,981	(203)	2005	05/24/2012
Restaurants – Full Service	Aiken	SC	(f)	1,009	974	-	-	1,009	974	1,983	(236)	2006	05/24/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Rock Hill	SC	(f)	1,121	778	-	-	1,121	778	1,899	(179)	2004	05/24/2012
Child Day Care Services	Pearland	TX	(f)	1,345	6,258	608	2,526	1,953	8,784	10,737	(1,292)	2011	06/20/2012
Restaurants – Full Service	Aiken	SC	(f)	547	1,587	-	-	547	1,587	2,134	(295)	2009	06/21/2012
Health Clubs	Fairfield	CA	(f)	1,564	1,949	542	1,758	2,106	3,707	5,813	(664)	1978	06/27/2012
Restaurants – Limited Service	Altamonte Springs	FL	(f)	438	-	-	-	438	-	438	-	1978	06/27/2012
Restaurants – Limited Service	Apopka	FL	(f)	550	-	-	-	550	-	550	-	1988	06/27/2012
Restaurants – Limited Service	Fort Pierce	FL	(f)	153	-	-	-	153	-	153	-	1979	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	550	-	-	-	550	-	550	-	1986	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	234	-	-	-	234	-	234	-	1985	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	326	-	-	-	326	-	326	-	1981	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	275	-	-	-	275	-	275	-	1980	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	285	-	-	-	285	-	285	-	1982	06/27/2012
Restaurants – Limited Service	Kissimmee	FL	(f)	601	-	-	-	601	-	601	-	1981	06/27/2012
Restaurants – Limited Service	Lake City	FL	(f)	224	-	-	-	224	-	224	-	1978	06/27/2012
Restaurants – Limited Service	Merritt Island	FL	(f)	316	-	-	-	316	-	316	-	1983	06/27/2012
Restaurants – Limited Service	Orange Park	FL	(f)	326	-	-	-	326	-	326	-	1985	06/27/2012
Restaurants – Limited Service	Orlando	FL	(f)	285	-	-	-	285	-	285	-	1981	06/27/2012
Restaurants – Limited Service	Palatka	FL	(f)	1,110	-	-	-	1,110	-	1,110	-	1997	06/27/2012
Restaurants – Limited Service	Plant City	FL	(f)	621	-	-	-	621	-	621	-	1988	06/27/2012
Restaurants – Limited Service	Sanford	FL	(f)	408	-	-	-	408	-	408	-	1986	06/27/2012
Restaurants – Limited Service	Tallahassee	FL	(f)	306	-	-	-	306	-	306	-	1978	06/27/2012
Restaurants – Limited Service	Fairview Heights	IL	(f)	326	-	-	-	326	-	326	-	1986	06/27/2012
Child Day Care Services	South Elgin	IL	(f)	574	2,508	-	-	574	2,508	3,082	(408)	2009	06/27/2012
Restaurants – Limited Service	Monroe	LA	(f)	266	-	-	-	266	-	266	-	1998	06/27/2012
Restaurants – Limited Service	West Monroe	LA	(f)	511	-	-	-	511	-	511	-	2000	06/27/2012
Restaurants – Limited Service	Brookhaven	MS	(f)	337	-	-	-	337	-	337	-	1979	06/27/2012
Restaurants – Limited Service	Byram	MS	(f)	306	-	-	-	306	-	306	-	1993	06/27/2012
Restaurants – Limited Service	Canton	MS	(f)	133	-	-	-	133	-	133	-	1991	06/27/2012
Restaurants – Limited Service	Clarksdale	MS	(f)	276	-	-	-	276	-	276	-	1979	06/27/2012
Restaurants – Limited Service	Cleveland	MS	(f)	-	-	-	-	-	-	-	-	1991	06/27/2012
Restaurants – Limited Service	Clinton	MS	(f)	337	-	-	-	337	-	337	-	1994	06/27/2012
Restaurants – Limited Service	McComb	MS	(f)	337	-	-	-	337	-	337	-	1985	06/27/2012
Restaurants – Limited Service	Starkville	MS	(f)	184	-	-	-	184	-	184	-	1991	06/27/2012
Restaurants – Limited Service	Tupelo	MS	(f)	317	-	-	-	317	-	317	-	1990	06/27/2012
Child Day Care Services	Sicklerville	NJ	(f)	403	2,527	-	-	403	2,527	2,930	(400)	2008	06/27/2012
Child Day Care Services	Collegeville	PA	(f)	546	2,182	-	-	546	2,182	2,728	(353)	2008	06/27/2012
Child Day Care Services	Woodbridge	VA	(f)	777	2,204	219	-	996	2,204	3,200	(512)	2002	06/27/2012
Grocery Stores	Alabaster	AL		487	2,872	-	-	487	2,872	3,359	(587)	1985	06/29/2012
Grocery Stores	Atmore	AL		292	1,568	-	-	292	1,568	1,860	(317)	1990	06/29/2012
Grocery Stores	Brewton	AL		234	1,625	-	-	234	1,625	1,859	(329)	1990	06/29/2012
Grocery Stores	Enterprise	AL		744	2,045	-	-	744	2,045	2,789	(453)	1987	06/29/2012
Grocery Stores	Luverne	AL		234	1,425	-	-	234	1,425	1,659	(289)	1992	06/29/2012
Grocery Stores	Muscle Shoals	AL		521	2,089	-	-	521	2,089	2,610	(434)	1982	06/29/2012
Grocery Stores	Troy	AL		511	2,209	-	-	511	2,209	2,720	(478)	1984	06/29/2012
Grocery Stores	Milledgeville	GA		652	2,317	-	-	652	2,317	2,969	(480)	1994	06/29/2012
Recreational Vehicle Dealers	Oklahoma City	OK	(f)	5,451	3,275	438	1,227	5,889	4,502	10,391	(2,308)	1997	06/29/2012
Health Clubs	Visalia	CA		1,382	4,928	-	-	1,382	4,928	6,310	(1,060)	1975	07/06/2012
Restaurants – Full Service	Alpharetta	GA	(f)	866	3,520	-	-	866	3,520	4,386	(694)	2001	07/17/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Newnan	GA	(f)	1,114	1,847	4	65	1,118	1,912	3,030	(418)	2005	07/17/2012
Restaurants – Full Service	Peachtree City	GA	(f)	1,280	1,750	22	57	1,302	1,807	3,109	(441)	1999	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,325	1,954	-	33	1,325	1,987	3,312	(428)	2006	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,168	1,624	-	27	1,168	1,651	2,819	(381)	2005	07/17/2012
Restaurants – Limited Service	South St. Paul	MN	(f)	357	498	60	240	417	738	1,155	(248)	1987	07/19/2012
Elementary and Secondary Schools	Scottsdale	AZ	(f)	3,729	6,288	-	-	3,729	6,288	10,017	(1,258)	1991	07/25/2012
Floor Coverings	Dayton	OH	(f)	369	1,318	-	-	369	1,318	1,687	(284)	1996	07/26/2012
Floor Coverings	Fairborn	OH	(f)	418	872	-	-	418	872	1,290	(185)	2006	07/26/2012
Floor Coverings	Heath	OH	(f)	818	1,171	-	-	818	1,171	1,989	(224)	2004	07/26/2012
Pet Care	Columbus	OH	(f)	853	1,655	-	-	853	1,655	2,508	(389)	2012	07/27/2012
Movie Theaters	Corpus Christi	TX		5,954	9,373	-	-	5,954	9,373	15,327	(2,716)	1995	08/21/2012
Movie Theaters	Forney	TX		2,740	2,904	-	-	2,740	2,904	5,644	(667)	2006	08/21/2012
Movie Theaters	Fort Worth	TX	22,987	3,105	7,677	-	-	3,105	7,677	10,782	(1,701)	2010	08/21/2012
Movie Theaters	Irving	TX		1,976	1,172	-	-	1,976	1,172	3,148	(342)	1995	08/21/2012
Movie Theaters	Rio Grande City	TX		1,933	3,196	-	-	1,933	3,196	5,129	(722)	2008	08/21/2012
Restaurants – Limited Service	Hancock	MD	(f)	490	347	-	-	490	347	837	(100)	1987	08/29/2012
Restaurants – Limited Service	Chambersburg	PA	(f)	539	666	-	-	539	666	1,205	(160)	1989	08/29/2012
Restaurants – Limited Service	Greencastle	PA	(f)	767	638	-	-	767	638	1,405	(161)	1986	08/29/2012
Child Day Care Services	Gilbert	AZ		453	1,639	-	-	453	1,639	2,092	(255)	1996	08/30/2012
Child Day Care Services	Gilbert	AZ		393	1,699	-	-	393	1,699	2,092	(252)	2002	08/30/2012
Child Day Care Services	Phoenix	AZ	5,734	877	2,311	-	-	877	2,311	3,188	(405)	2003	08/30/2012
Child Day Care Services	Phoenix	AZ		595	2,094	-	-	595	2,094	2,689	(337)	2006	08/30/2012
Recreational Vehicle Dealers	Garner	NC	(f)	2,163	342	1,603	2,002	3,766	2,344	6,110	(609)	1997	09/13/2012
Recreational Vehicle Dealers	Hope Mills	NC	(f)	1,462	1,437	-	-	1,462	1,437	2,899	(419)	1993	09/13/2012
Movie Theaters	Savoy	IL	(f)	2,764	3,552	212	5,788	2,976	9,340	12,316	(1,403)	1990	09/25/2012
Restaurants – Full Service	Lumberton	NC	(f)	676	451	-	-	676	451	1,127	(105)	1999	09/25/2012
Restaurants – Full Service	Morrisville	NC	(f)	891	235	-	-	891	235	1,126	(65)	1999	09/25/2012
Restaurants – Full Service	Roanoke Rapids	NC	(f)	464	471	-	-	464	471	935	(108)	1998	09/25/2012
Restaurants – Full Service	Rocky Mount	NC	(f)	593	403	-	-	593	403	996	(99)	1994	09/25/2012
Restaurants – Full Service	Smithfield	NC	(f)	702	384	-	-	702	384	1,086	(102)	1998	09/25/2012
Restaurants – Full Service	Wilson	NC	(f)	631	304	-	-	631	304	935	(77)	2001	09/25/2012
Restaurants – Full Service	Charleston	WV	(f)	496	399	-	-	496	399	895	(92)	2004	09/25/2012
Child Day Care Services	Columbus	OH	(f)	937	1,135	-	-	937	1,135	2,072	(245)	1992	09/28/2012
Furniture Stores	Fairfield	CA		2,618	2,633	-	-	2,618	2,633	5,251	(505)	2006	10/01/2012
Furniture Stores	Rohnert Park	CA	5,665	2,115	3,362	-	-	2,115	3,362	5,477	(636)	2006	10/01/2012
Child Day Care Services	Oak Creek	WI	(f)	781	1,657	-	-	781	1,657	2,438	(295)	2009	10/02/2012
Restaurants – Full Service	Auburn	IN	(f)	750	1,420	-	-	750	1,420	2,170	(328)	2000	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	946	1,335	-	-	946	1,335	2,281	(279)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	964	1,337	-	-	964	1,337	2,301	(275)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	1,239	1,614	-	-	1,239	1,614	2,853	(318)	2002	10/05/2012
Restaurants – Full Service	Goshen	IN	(f)	612	1,451	-	-	612	1,451	2,063	(326)	1999	10/05/2012
Restaurants – Full Service	Granger	IN	(f)	778	1,222	-	-	778	1,222	2,000	(268)	1995	10/05/2012
Restaurants – Full Service	Portage	IN	(f)	555	1,374	-	-	555	1,374	1,929	(301)	1999	10/05/2012
Restaurants – Full Service	Valparaiso	IN	(f)	507	1,502	-	-	507	1,502	2,009	(321)	1995	10/05/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Fremont	OH	(f)	728	1,443	-	-	728	1,443	2,171	(303)	2000	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	765	1,576	-	-	765	1,576	2,341	(322)	1996	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	755	1,536	-	-	755	1,536	2,291	(315)	2005	10/05/2012
Restaurants – Full Service	Maumee	OH	(f)	657	1,684	-	-	657	1,684	2,341	(345)	1995	10/05/2012
Restaurants – Full Service	Northwood	OH	(f)	615	1,716	-	-	615	1,716	2,331	(353)	2004	10/05/2012
Restaurants – Full Service	Toledo	OH	(f)	754	1,587	-	-	754	1,587	2,341	(341)	1995	10/05/2012
Child Day Care Services	Bradenton	FL	(f)	545	2,149	-	-	545	2,149	2,694	(453)	1982	10/19/2012
Restaurants – Full Service	Chicago	IL	(f)	504	3,959	-	-	504	3,959	4,463	(566)	1886	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	900	2,410	-	-	900	2,410	3,310	(464)	1923	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	810	5,559	-	-	810	5,559	6,369	(787)	2008	10/29/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	700	162	-	-	700	162	862	(50)	2005	11/09/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	742	212	-	-	742	212	954	(71)	2005	11/09/2012
Restaurants – Limited Service	Denham	LA	(f)	831	444	-	-	831	444	1,275	(144)	2001	11/09/2012
Restaurants – Limited Service	Donaldsonville	LA	(f)	327	562	-	-	327	562	889	(171)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	547	599	-	-	547	599	1,146	(167)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	617	419	-	-	617	419	1,036	(129)	1996	11/09/2012
Restaurants – Limited Service	Kentwood	LA	(f)	243	600	-	-	243	600	843	(137)	2006	11/09/2012
Restaurants – Limited Service	Larose	LA	(f)	418	756	-	-	418	756	1,174	(243)	1986	11/09/2012
Restaurants – Limited Service	Port Vincent	LA	(f)	692	207	-	-	692	207	899	(57)	2006	11/09/2012
Restaurants – Limited Service	Prairieville	LA	(f)	724	165	-	-	724	165	889	(77)	1995	11/09/2012
Restaurants – Limited Service	Walker	LA	(f)	508	776	-	-	508	776	1,284	(253)	2001	11/09/2012
Fine Arts Schools	Denver	CO	6,924	5,201	8,925	-	-	5,201	8,925	14,126	(1,512)	1962	11/21/2012
Scientific Research and Development Services	Columbia	MO	10,637	807	13,794	-	620	807	14,414	15,221	(1,711)	2008	11/29/2012
Restaurants – Full Service	Orland Park	IL	(f)	1,267	4,320	-	-	1,267	4,320	5,587	(594)	2005	11/30/2012
Child Day Care Services	Cincinnati	OH	(f)	1,074	1,610	-	-	1,074	1,610	2,684	(334)	2001	12/10/2012
Child Day Care Services	Powell	OH	(f)	1,102	1,602	-	-	1,102	1,602	2,704	(331)	1998	12/10/2012
Child Day Care Services	Manassas	VA	(f)	938	2,580	-	-	938	2,580	3,518	(486)	2005	12/10/2012
Restaurants – Limited Service	Dalton	GA	(f)	418	1,133	-	-	418	1,133	1,551	(221)	1984	12/11/2012
Restaurants – Limited Service	Chattanooga	TN	(f)	426	984	-	-	426	984	1,410	(194)	1984	12/11/2012
Restaurants – Limited Service	East Ridge	TN	(f)	481	807	-	-	481	807	1,288	(166)	1982	12/11/2012
Restaurants – Full Service	Abilene	TX	(f)	593	2,023	-	-	593	2,023	2,616	(419)	1961	12/11/2012
Health Clubs	Mesa	AZ	(f)	1,112	3,684	-	-	1,112	3,684	4,796	(547)	2003	12/20/2012
Health Clubs	Scottsdale	AZ	(f)	2,029	4,716	-	-	2,029	4,716	6,745	(747)	2003	12/20/2012
Restaurants – Full Service	Dekalb	IL	(f)	615	747	-	-	615	747	1,362	(177)	2000	12/27/2012
Restaurants – Full Service	Effingham	IL	(f)	514	717	-	-	514	717	1,231	(151)	2003	12/27/2012
Restaurants – Full Service	Morton	IL	(f)	554	856	-	-	554	856	1,410	(209)	1999	12/27/2012
Restaurants – Full Service	Skokie	IL	(f)	737	1,189	-	-	737	1,189	1,926	(241)	2000	12/27/2012
Restaurants – Full Service	Clarksville	IN	(f)	814	1,369	-	-	814	1,369	2,183	(299)	1978	12/27/2012
Restaurants – Full Service	Merrillville	IN	(f)	981	1,795	-	-	981	1,795	2,776	(409)	1979	12/27/2012
Restaurants – Full Service	Emporia	KS	(f)	730	1,541	-	-	730	1,541	2,271	(400)	1998	12/27/2012
Restaurants – Full Service	Topeka	KS	(f)	783	2,054	-	-	783	2,054	2,837	(528)	1992	12/27/2012
Restaurants – Full Service	Florence	KY	(f)	1,161	1,290	-	-	1,161	1,290	2,451	(392)	2004	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,127	1,577	-	-	1,127	1,577	2,704	(380)	1973	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,122	1,415	-	-	1,122	1,415	2,537	(351)	1974	12/27/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Maryville	MO	(f)	682	1,727	-	-	682	1,727	2,409	(376)	2005	12/27/2012
Restaurants – Full Service	Grand Island	NE	(f)	749	1,922	-	-	749	1,922	2,671	(340)	1999	12/27/2012
Restaurants – Full Service	Kearney	NE	(f)	718	2,236	-	-	718	2,236	2,954	(395)	2002	12/27/2012
Restaurants – Full Service	Lincoln	NE	(f)	672	1,539	-	-	672	1,539	2,211	(306)	1993	12/27/2012
Restaurants – Full Service	Dayton	OH	(f)	960	1,088	-	-	960	1,088	2,048	(351)	2003	12/27/2012
Restaurants – Full Service	Ada	OK	1,508	1,252	1,438	-	-	1,252	1,438	2,690	(280)	2006	12/27/2012
Restaurants – Full Service	Altus	OK	1,053	732	1,147	-	-	732	1,147	1,879	(227)	2005	12/27/2012
Restaurants – Full Service	Ardmore	OK	(f)	946	1,539	-	-	946	1,539	2,485	(328)	1998	12/27/2012
Restaurants – Full Service	Lawton	OK	1,222	923	1,258	-	-	923	1,258	2,181	(307)	1996	12/27/2012
Restaurants – Full Service	Goodlettsville	TN	(f)	969	1,616	-	-	969	1,616	2,585	(434)	1973	12/27/2012
Restaurants – Full Service	Memphis	TN	(f)	1,244	1,580	-	-	1,244	1,580	2,824	(412)	2002	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	979	1,319	-	-	979	1,319	2,298	(349)	1978	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	626	2,270	-	-	626	2,270	2,896	(412)	1910	12/27/2012
Restaurants – Full Service	Amarillo	TX	1,226	927	1,330	-	-	927	1,330	2,257	(318)	1995	12/27/2012
Restaurants – Full Service	Lubbock	TX	1,139	1,289	808	-	-	1,289	808	2,097	(196)	1994	12/27/2012
Restaurants – Full Service	Evansville	WY	(f)	932	1,569	-	-	932	1,569	2,501	(333)	1999	12/27/2012
Restaurants – Full Service	Gillette	WY	(f)	1,322	1,990	-	-	1,322	1,990	3,312	(422)	2001	12/27/2012
Restaurants – Full Service	Omaha	NE	(f)	920	1,324	-	-	920	1,324	2,244	(280)	2005	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	507	556	-	-	507	556	1,063	(168)	1999	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	186	390	-	-	186	390	576	(97)	1984	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	500	603	-	-	500	603	1,103	(167)	1968	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	398	427	-	-	398	427	825	(113)	1995	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	291	384	-	-	291	384	675	(108)	1997	12/28/2012
Restaurants – Full Service	Yukon	OK	(f)	408	426	-	-	408	426	834	(134)	2002	12/28/2012
Restaurants – Full Service	Bartlett	TN	(f)	1,182	1,297	-	-	1,182	1,297	2,479	(302)	1998	12/28/2012
Restaurants – Limited Service	Huntingdon	TN	(f)	132	956	-	-	132	956	1,088	(113)	1989	12/28/2012
Restaurants – Limited Service	Paris	TN	(f)	383	686	-	-	383	686	1,069	(116)	1981	12/28/2012
Restaurants – Limited Service	Wise	VA	(f)	371	1,207	-	-	371	1,207	1,578	(153)	1983	12/28/2012
Recreational Vehicle Dealers	Liberty Lake	WA	(f)	2,458	2,687	1,570	2,067	4,028	4,754	8,782	(887)	2006	12/28/2012
Restaurants – Limited Service	Welch	WV	(f)	542	997	-	-	542	997	1,539	(150)	1984	12/28/2012
Restaurants – Full Service	Jonesboro	GA	(f)	477	664	-	-	477	664	1,141	(156)	2000	12/31/2012
Restaurants – Full Service	Lawrenceville	GA	(f)	675	447	-	175	675	622	1,297	(112)	2000	12/31/2012
Restaurants – Limited Service	Altoona	IA	(f)	368	468	-	-	368	468	836	(90)	1995	12/31/2012
Restaurants – Limited Service	Ankeny	IA	(f)	423	474	-	-	423	474	897	(110)	1986	12/31/2012
Restaurants – Limited Service	Boone	IA	(f)	308	538	-	-	308	538	846	(96)	1974	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	419	901	-	-	419	901	1,320	(162)	2003	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	382	555	-	-	382	555	937	(123)	2008	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	250	536	-	-	250	536	786	(117)	1991	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	366	652	-	-	366	652	1,018	(119)	2010	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	490	628	-	-	490	628	1,118	(118)	1995	12/31/2012
Restaurants – Full Service	Fishers	IN	(f)	750	1,622	-	440	750	2,062	2,812	(375)	2004	01/03/2013
Restaurants – Full Service	Fishers	IN	(f)	730	1,181	8	-	738	1,181	1,919	(196)	2009	01/03/2013
Restaurants – Full Service	Greenwood	IN	(f)	1,418	1,194	-	164	1,418	1,358	2,776	(403)	2007	01/03/2013
Restaurants – Full Service	Lafayette	IN	(f)	679	1,953	198	388	877	2,341	3,218	(403)	2006	01/03/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Plainfield	IN	(f)	853	1,120	-	-	853	1,120	1,973	(256)	1999	01/10/2013
Health Clubs	North Las Vegas	NV	(f)	1,609	6,621	-	-	1,609	6,621	8,230	(879)	2009	01/17/2013
Restaurants – Full Service	Peoria	AZ	(f)	510	1,630	-	-	510	1,630	2,140	(289)	2003	01/22/2013
Electronics and Appliance Stores	Las Cruces	NM	(f)	1,350	4,043	-	-	1,350	4,043	5,393	(571)	1981	01/31/2013
Electronics and Appliance Stores	Houston	TX	(f)	1,538	4,829	61	483	1,599	5,312	6,911	(729)	2007	01/31/2013
Electronics and Appliance Stores	McAllen	TX	(f)	1,321	2,917	-	-	1,321	2,917	4,238	(419)	2006	01/31/2013
Electronics and Appliance Stores	Mesquite	TX	(f)	1,795	5,838	-	-	1,795	5,838	7,633	(766)	1973	01/31/2013
Restaurants – Full Service	Norcross	GA	(f)	499	190	2	31	501	221	722	(52)	1999	02/05/2013
Restaurants – Full Service	Norcross	GA	(f)	687	351	5	92	692	443	1,135	(104)	1996	02/05/2013
Restaurants – Full Service	Stockbridge	GA	(f)	704	1,274	6	104	710	1,378	2,088	(291)	1996	02/05/2013
Movie Theaters	Lewisville	TX	(f)	1,330	3,294	-	-	1,330	3,294	4,624	(681)	1994	02/08/2013
Restaurants – Limited Service	Lehi	UT	(f)	682	1,441	-	305	682	1,746	2,428	(327)	2008	02/14/2013
Restaurants – Limited Service	Charlotte	NC	(f)	997	109	-	-	997	109	1,106	(38)	2005	02/27/2013
Restaurants – Limited Service	Charlotte	NC	(f)	978	128	-	-	978	128	1,106	(45)	2007	02/27/2013
Restaurants – Limited Service	Gastonia	NC	(f)	703	244	-	-	703	244	947	(78)	2004	02/27/2013
Restaurants – Limited Service	Indian Trail	NC	(f)	830	78	-	-	830	78	908	(28)	2003	02/27/2013
Restaurants – Limited Service	Lincolnton	NC	(f)	572	60	-	-	572	60	632	(19)	2005	02/27/2013
Restaurants – Limited Service	Mooresville	NC	(f)	874	34	-	-	874	34	908	(12)	2002	02/27/2013
Restaurants – Limited Service	Morganton	NC	(f)	703	28	-	-	703	28	731	(11)	2003	02/27/2013
Restaurants – Limited Service	Newton	NC	(f)	594	403	-	-	594	403	997	(143)	2002	02/27/2013
Restaurants – Limited Service	Shelby	NC	(f)	395	59	-	-	395	59	454	(24)	2004	02/27/2013
Home Furnishings	Oklahoma City	OK	(f)	2,898	5,889	-	-	2,898	5,889	8,787	(1,193)	1995	03/15/2013
Home Furnishings	Tulsa	OK	(f)	3,406	5,372	-	-	3,406	5,372	8,778	(1,174)	1996	03/15/2013
Furniture Stores	Prescott	AZ	(f)	1,937	3,216	-	-	1,937	3,216	5,153	(504)	2007	03/26/2013
Foundries	Fayetteville	AR	(f)	968	2,227	-	-	968	2,227	3,195	(361)	2005	03/28/2013
Foundries	Harrison	AR	(f)	224	1,322	-	-	224	1,322	1,546	(240)	1998	03/28/2013
Foundries	Harrison	AR	(f)	920	2,378	-	2,200	920	4,578	5,498	(601)	1950	03/28/2013
Foundries	Harrison	AR	(f)	211	1,438	-	-	211	1,438	1,649	(253)	1988	03/28/2013
Restaurants – Limited Service	Ashland	KY	(f)	1,224	1,986	-	-	1,224	1,986	3,210	(413)	1996	03/28/2013
Foundries	Chelmsford	MA	(f)	542	571	-	-	542	571	1,113	(284)	1963	03/28/2013
Restaurants – Limited Service	Ironwood	MI	(f)	171	415	-	376	171	791	962	(91)	1999	03/28/2013
Restaurants – Limited Service	Ishpeming	MI	(f)	384	597	-	-	384	597	981	(112)	1999	03/28/2013
Foundries	Arden Hills	MN	(f)	1,176	1,359	-	-	1,176	1,359	2,535	(367)	1964	03/28/2013
Foundries	St. Charles	MO	(f)	989	825	163	1,070	1,152	1,895	3,047	(279)	1995	03/28/2013
Restaurants – Limited Service	Lillington	NC	(f)	188	377	-	-	188	377	565	(69)	1970	03/28/2013
Foundries	Dover	NH	(f)	1,126	1,688	-	-	1,126	1,688	2,814	(439)	1970	03/28/2013
Restaurants – Limited Service	Clayton	OH	(f)	704	769	-	-	704	769	1,473	(149)	2004	03/28/2013
Foundries	Loyalhanna	PA	(f)	237	1,928	650	-	887	1,928	2,815	(308)	1989	03/28/2013
Restaurants – Limited Service	Jefferson City	TN	(f)	450	440	-	-	450	440	890	(82)	1988	03/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Houston	TX	(f)	912	913	-	-	912	913	1,825	(170)	1988	03/28/2013
Restaurants – Limited Service	Cross Lanes	WV	(f)	1,490	2,067	-	-	1,490	2,067	3,557	(466)	1999	03/28/2013
Restaurants – Limited Service	Huntington	WV	(f)	1,042	2,287	-	-	1,042	2,287	3,329	(476)	1997	03/28/2013
Restaurants – Limited Service	Parkersburg	WV	(f)	1,288	2,428	-	-	1,288	2,428	3,716	(503)	2004	03/28/2013
Colleges, Universities, and Professional Schools	San Marcos	CA	15,993	4,528	22,213	-	-	4,528	22,213	26,741	(2,385)	2008	03/29/2013
Pet Care	Wheat Ridge	CO	(f)	590	211	-	-	590	211	801	(59)	1953	03/29/2013
Pet Care	Avon	CT	(f)	747	215	-	-	747	215	962	(128)	1964	03/29/2013
Pet Care	Bethany	CT	(f)	257	435	-	-	257	435	692	(226)	1970	03/29/2013
Restaurants – Full Service	Snellville	GA	(f)	427	1,005	4	65	431	1,070	1,501	(217)	1985	03/29/2013
Restaurants – Full Service	Stone Mountain	GA	(f)	894	1,148	6	108	900	1,256	2,156	(257)	1984	03/29/2013
Pet Care	Prairie View	IL	(f)	780	2,415	-	-	780	2,415	3,195	(730)	1975	03/29/2013
Pet Care	Carmel	IN	(f)	299	783	-	-	299	783	1,082	(209)	1984	03/29/2013
Pet Care	Boxford	MA	(f)	1,185	829	-	-	1,185	829	2,014	(419)	1955	03/29/2013
Pet Care	Wakefield	MA	(f)	401	901	-	-	401	901	1,302	(218)	1965	03/29/2013
Pet Care	Clinton Township	MI	(f)	511	451	-	-	511	451	962	(146)	1977	03/29/2013
Pet Care	Cinnaminson	NJ	(f)	378	323	-	-	378	323	701	(90)	1949	03/29/2013
Pet Care	Windsor	NJ	(f)	691	170	-	-	691	170	861	(49)	1985	03/29/2013
Pet Care	Cincinnati	OH	(f)	605	276	-	-	605	276	881	(89)	1972	03/29/2013
Pet Care	Chadds Ford	PA	(f)	837	666	-	-	837	666	1,503	(174)	1979	03/29/2013
Pet Care	Houston	TX	(f)	237	1,015	-	-	237	1,015	1,252	(251)	1975	03/29/2013
Pet Care	Spring	TX	(f)	1,828	3,561	-	-	1,828	3,561	5,389	(767)	1973	03/29/2013
Automotive Parts, Accessories, and Tire Stores	La Salle	IL	(f)	1,620	8,166	-	-	1,620	8,166	9,786	(1,521)	1997	04/17/2013
Restaurants – Full Service	Amarillo	TX	(f)	840	1,954	-	-	840	1,954	2,794	(356)	2002	05/06/2013
Restaurants – Full Service	Lubbock	TX	(f)	766	1,657	-	-	766	1,657	2,423	(321)	2004	05/06/2013
Recreational Vehicle Dealers	Byron	GA		1,726	3,656	932	-	2,658	3,656	6,314	(921)	2007	05/16/2013
Restaurants – Full Service	Clovis	NM	(f)	253	787	-	-	253	787	1,040	(163)	2013	05/28/2013
Restaurants – Full Service	Ruidoso	NM	(f)	518	346	72	528	590	874	1,464	(215)	1961	05/28/2013
Restaurants – Full Service	Tucumcari	NM	(f)	130	508	12	188	142	696	838	(174)	1985	05/28/2013
Restaurants – Full Service	Beeville	TX	(f)	189	449	14	411	203	860	1,063	(197)	1986	05/28/2013
Restaurants – Full Service	Corpus Christi	TX	(f)	473	470	-	225	473	695	1,168	(180)	2005	05/28/2013
Restaurants – Full Service	Fort Stockton	TX	(f)	344	657	-	12	344	669	1,013	(180)	1978	05/28/2013
Restaurants – Full Service	Lamesa	TX	(f)	220	447	13	562	233	1,009	1,242	(248)	1978	05/28/2013
Wholesale Automobile Auction	Washington	PA	(f)	6,508	1,380	165	1,233	6,673	2,613	9,286	(1,297)	1975	05/31/2013
Restaurants – Full Service	Cincinnati	OH	(f)	1,334	1,669	-	-	1,334	1,669	3,003	(308)	2007	06/04/2013
Pharmacies and Drug Stores	Cherokee Village	AR	(f)	498	790	-	-	498	790	1,288	(175)	2011	06/14/2013
Pharmacies and Drug Stores	Marion	IL	(f)	614	668	-	-	614	668	1,282	(158)	2010	06/14/2013
Pharmacies and Drug Stores	Albany	KY	(f)	396	1,051	-	-	396	1,051	1,447	(226)	2010	06/14/2013
Pharmacies and Drug Stores	Cave City	KY	(f)	365	754	-	-	365	754	1,119	(175)	2010	06/14/2013
Pharmacies and Drug Stores	Hartford	KY	(f)	337	1,066	-	-	337	1,066	1,403	(223)	2012	06/14/2013
Pharmacies and Drug Stores	Gautier	MS	(f)	764	1,037	-	-	764	1,037	1,801	(221)	2011	06/14/2013
Pharmacies and Drug Stores	Leakesville	MS	(f)	361	915	-	-	361	915	1,276	(201)	2012	06/14/2013
Pharmacies and Drug Stores	Pascagoula	MS	(f)	646	995	-	-	646	995	1,641	(203)	2011	06/14/2013
Restaurants – Full Service	LaVale	MD	(f)	1,313	1,629	-	-	1,313	1,629	2,942	(302)	2005	06/27/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Columbus	OH	(f)	452	1,687	-	-	452	1,687	2,139	(256)	2006	06/27/2013
Child Day Care Services	Columbus	OH	(f)	253	943	-	-	253	943	1,196	(143)	2006	06/27/2013
Child Day Care Services	Delaware	OH	(f)	1,130	1,029	-	-	1,130	1,029	2,159	(174)	2005	06/27/2013
Child Day Care Services	Delaware	OH	(f)	648	590	-	-	648	590	1,238	(100)	2005	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	278	852	-	-	278	852	1,130	(136)	2003	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	485	1,485	-	-	485	1,485	1,970	(236)	2003	06/27/2013
Child Day Care Services	Marysville	OH	(f)	237	949	-	-	237	949	1,186	(142)	2005	06/27/2013
Child Day Care Services	Marysville	OH	(f)	424	1,696	-	-	424	1,696	2,120	(254)	2005	06/27/2013
Child Day Care Services	Powell	OH	(f)	735	2,303	-	-	735	2,303	3,038	(365)	2004	06/27/2013
Child Day Care Services	Powell	OH	(f)	286	895	-	-	286	895	1,181	(142)	2004	06/27/2013
Child Day Care Services	Westerville	OH	(f)	315	918	-	-	315	918	1,233	(148)	2005	06/27/2013
Child Day Care Services	Westerville	OH	(f)	550	1,601	-	-	550	1,601	2,151	(257)	2005	06/27/2013
Restaurants – Full Service	Midlothian	VA	(f)	730	2,037	-	-	730	2,037	2,767	(347)	1992	06/27/2013
Restaurants – Full Service	Martinsburg	WV	(f)	1,115	1,267	-	-	1,115	1,267	2,382	(237)	1995	06/27/2013
Recreational Vehicle Dealers	Holiday	FL	(f)	2,444	2,723	1,881	829	4,325	3,552	7,877	(636)	1974	06/28/2013
Recreational Vehicle Dealers	Jacksonville	FL	(f)	1,758	2,450	460	1,375	2,218	3,825	6,043	(722)	2010	06/28/2013
Restaurants – Limited Service	Charlotte	NC	(f)	1,545	2,176	-	-	1,545	2,176	3,721	(438)	2009	06/28/2013
Child Day Care Services	Maineville	OH	(f)	685	1,575	-	-	685	1,575	2,260	(306)	2008	06/28/2013
Restaurants – Limited Service	Glen Allen	VA	(f)	2,184	-	-	-	2,184	-	2,184	-	1995	06/28/2013
Restaurants – Limited Service	North Chesterfield	VA	(f)	1,945	-	-	-	1,945	-	1,945	-	1993	06/28/2013
Restaurants – Full Service	Harker Heights	TX	(f)	860	149	577	1,811	1,437	1,960	3,397	(284)	2014	07/09/2013
Restaurants – Limited Service	Broken Arrow	OK	(f)	366	597	-	-	366	597	963	(98)	2007	07/12/2013
Restaurants – Limited Service	Moore	OK	(f)	179	744	-	-	179	744	923	(110)	2000	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	161	554	-	-	161	554	715	(107)	1978	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	400	473	-	-	400	473	873	(98)	1998	07/12/2013
Restaurants – Full Service	Chattanooga	TN	(f)	1,041	1,101	-	-	1,041	1,101	2,142	(210)	1994	07/17/2013
Restaurants – Full Service	Hermitage	TN	(f)	1,292	1,228	-	-	1,292	1,228	2,520	(241)	1998	07/17/2013
Restaurants – Full Service	Knoxville	TN	(f)	1,072	1,169	-	-	1,072	1,169	2,241	(226)	1986	07/17/2013
Child Day Care Services	Conover	NC	(f)	250	644	-	-	250	644	894	(117)	1985	07/26/2013
Child Day Care Services	Conover	NC	(f)	257	780	-	-	257	780	1,037	(146)	1986	07/26/2013
Child Day Care Services	Dobson	NC	(f)	73	413	-	-	73	413	486	(77)	1996	07/26/2013
Child Day Care Services	Millers Creek	NC	(f)	219	321	-	-	219	321	540	(88)	1997	07/26/2013
Child Day Care Services	Wilson	NC	(f)	601	568	-	-	601	568	1,169	(107)	1987	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	708	328	-	-	708	328	1,036	(80)	1990	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	935	123	-	-	935	123	1,058	(36)	1992	07/26/2013
Restaurants – Limited Service	Montgomery	AL	(f)	1,615	1,444	-	-	1,615	1,444	3,059	(316)	2006	07/31/2013
Restaurants – Full Service	Champaign	IL	(f)	777	1,640	-	-	777	1,640	2,417	(330)	1984	07/31/2013
Restaurants – Full Service	Peoria	IL	(f)	1,122	1,304	-	-	1,122	1,304	2,426	(261)	2005	07/31/2013
Restaurants – Full Service	Rockford	IL	(f)	1,012	1,643	-	-	1,012	1,643	2,655	(277)	1992	07/31/2013
Restaurants – Limited Service	Gulfport	MS	(f)	2,288	1,674	-	-	2,288	1,674	3,962	(344)	2008	07/31/2013
Floor Coverings	Centerville	OH	(f)	341	948	-	-	341	948	1,289	(171)	1994	08/08/2013
Restaurants – Full Service	Tempe	AZ	(f)	1,696	545	-	-	1,696	545	2,241	(285)	1988	08/13/2013
Movie Theaters	Lubbock	TX	(f)	1,115	331	747	5,305	1,862	5,636	7,498	(699)	2014	08/16/2013
Bag and Packaging Manufacturing	Milesburg	PA	(f)	2,563	4,327	-	-	2,563	4,327	6,890	(1,369)	1970	08/23/2013
Agriculture and Construction Equipment Dealers	Davie	FL	(f)	2,198	1,973	921	2,593	3,119	4,566	7,685	(277)	1996	08/28/2013
Agriculture and Construction Equipment Dealers	Fort Myers	FL	(f)	1,384	4,797	-	-	1,384	4,797	6,181	(588)	2007	08/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Agriculture and Construction Equipment Dealers	Tampa	FL	(f)	2,063	4,869	318	1,182	2,381	6,051	8,432	(903)	2000	08/28/2013
Furniture Stores	Huntsville	AL	(f)	1,812	4,314	-	-	1,812	4,314	6,126	(606)	1987	08/29/2013
Furniture Stores	Tuscaloosa	AL	(f)	1,273	3,856	-	-	1,273	3,856	5,129	(455)	2007	08/29/2013
Restaurants – Full Service	Tulsa	OK	(f)	3,210	3,773	20	826	3,230	4,599	7,829	(1,071)	1991	08/30/2013
Urgent Care / Emergency Room Centers	Charleston	SC	(f)	1,005	1,802	-	-	1,005	1,802	2,807	(230)	1968	08/30/2013
Restaurants – Limited Service	Athens	TN	(f)	318	-	-	-	318	-	318	-	2005	08/30/2013
Restaurants – Limited Service	Cleveland	TN	(f)	346	-	-	-	346	-	346	-	2001	08/30/2013
Restaurants – Limited Service	Dayton	TN	(f)	271	-	-	-	271	-	271	-	1997	08/30/2013
Restaurants – Limited Service	Kimball	TN	(f)	271	-	-	-	271	-	271	-	1987	08/30/2013
Restaurants – Limited Service	Madisonville	TN	(f)	243	-	-	-	243	-	243	-	2005	08/30/2013
Home Furnishings	Fort Worth	TX	(f)	3,783	9,559	-	-	3,783	9,559	13,342	(1,262)	1998	08/30/2013
Sporting Goods	Flint	MI	(f)	919	6,382	-	-	919	6,382	7,301	(1,487)	1992	09/16/2013
Restaurants – Limited Service	Moncks Corner	SC	(f)	145	768	-	-	145	768	913	(91)	1989	09/17/2013
Sporting Goods	Peoria	IL	(f)	850	2,768	-	-	850	2,768	3,618	(346)	2001	09/18/2013
Sporting Goods	Jackson	TN	(f)	3,437	4,634	-	-	3,437	4,634	8,071	(666)	2007	09/18/2013
Health Clubs	Weslaco	TX	(f)	1,565	224	354	3,020	1,919	3,244	5,163	(375)	2014	09/27/2013
Consumer Goods Rental	Bradenton	FL	(f)	365	524	-	-	365	524	889	(88)	1964	09/30/2013
Consumer Goods Rental	Dade City	FL	(f)	533	752	-	-	533	752	1,285	(136)	1995	09/30/2013
Consumer Goods Rental	Lake City	FL	(f)	192	465	-	-	192	465	657	(76)	1973	09/30/2013
Consumer Goods Rental	Plant City	FL	(f)	412	985	-	-	412	985	1,397	(169)	1979	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	752	4,014	-	-	752	4,014	4,766	(640)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	139	457	-	-	139	457	596	(75)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	347	380	-	-	347	380	727	(77)	1999	09/30/2013
Consumer Goods Rental	Adel	GA	(f)	102	544	-	-	102	544	646	(88)	1978	09/30/2013
Consumer Goods Rental	Moultrie	GA	(f)	142	1,073	-	-	142	1,073	1,215	(166)	1960	09/30/2013
Addiction Treatment Centers	Ballwin	MO		233	1,297	-	-	233	1,297	1,530	(143)	2011	09/30/2013
Addiction Treatment Centers	Ballwin	MO		610	3,390	-	-	610	3,390	4,000	(373)	2004	09/30/2013
Textile Product Mills	Brownsville	TX	(f)	547	1,826	-	-	547	1,826	2,373	(331)	1997	10/08/2013
Consumer Goods Rental	Auburn	WA	(f)	236	835	-	-	236	835	1,071	(115)	1953	10/11/2013
Consumer Goods Rental	Centralia	WA	(f)	298	711	-	-	298	711	1,009	(131)	1975	10/11/2013
Consumer Goods Rental	Moses Lake	WA	(f)	451	569	-	-	451	569	1,020	(120)	1993	10/11/2013
Consumer Goods Rental	Wenatchee	WA	(f)	535	259	-	-	535	259	794	(48)	2005	10/11/2013
Restaurants – Full Service	Chicago	IL	(f)	353	3,103	-	-	353	3,103	3,456	(454)	1894	10/18/2013
Addiction Treatment Centers	Jacksonville	FL	(f)	1,372	6,666	3,579	18,675	4,951	25,341	30,292	(1,825)	1972	10/31/2013
Health Clubs	San Antonio	TX	(f)	3,403	2,796	-	-	3,403	2,796	6,199	(386)	2013	11/04/2013
Agriculture and Construction Equipment Dealers	Williams	IA	(f)	2,134	4,246	-	-	2,134	4,246	6,380	(910)	2013	11/08/2013
Metal Coating and Heat Treating	Melrose Park	IL	(f)	1,285	3,249	-	-	1,285	3,249	4,534	(536)	1966	11/08/2013
Metal Coating and Heat Treating	Northlake	IL	(f)	593	2,234	-	-	593	2,234	2,827	(348)	1964	11/08/2013
Metal Coating and Heat Treating	Northlake	IL	(f)	770	1,055	-	-	770	1,055	1,825	(213)	1958	11/08/2013
Metal Coating and Heat Treating	Rockford	IL	(f)	513	1,211	-	-	513	1,211	1,724	(198)	1977	11/08/2013
Metal Coating and Heat Treating	South Bend	IN	(f)	359	1,464	-	-	359	1,464	1,823	(263)	1983	11/08/2013
Metal Coating and Heat Treating	Benton Harbor	MI	(f)	659	1,475	-	-	659	1,475	2,134	(297)	1957	11/08/2013
Metal Coating and Heat Treating	Coldwater	MI	(f)	757	2,484	-	-	757	2,484	3,241	(505)	1995	11/08/2013
Metal Coating and Heat Treating	Kitchener	ON		1,440	3,296	-	-	1,440	3,296	4,736	(519)	1975	11/08/2013
Metal Coating and Heat Treating	St. Marys	PA	(f)	447	2,098	-	-	447	2,098	2,545	(342)	1987	11/08/2013
Furniture Stores	Southaven	MS	(f)	1,969	4,553	-	-	1,969	4,553	6,522	(535)	2007	11/12/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Furniture Stores	Chattanooga	TN	(f)	2,897	3,891	-	-	2,897	3,891	6,788	(590)	1996	11/12/2013
Furniture Stores	Jackson	TN	(f)	1,956	3,757	-	-	1,956	3,757	5,713	(535)	2004	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	871	6,889	-	-	871	6,889	7,760	(1,090)	1997	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	795	4,877	-	-	795	4,877	5,672	(1,136)	1968	11/12/2013
Sporting Goods	Fargo	ND	(f)	2,024	7,151	-	-	2,024	7,151	9,175	(1,006)	2004	11/14/2013
Sporting Goods	College Station	TX		4,044	4,197	-	-	4,044	4,197	8,241	(984)	2007	11/14/2013
Sporting Goods	Lubbock	TX	12,874	3,264	2,812	-	-	3,264	2,812	6,076	(698)	2007	11/14/2013
Sporting Goods	Gadsden	AL	(f)	1,849	299	297	4,003	2,146	4,302	6,448	(467)	2014	11/15/2013
Pet Care	Charlotte	NC	(f)	681	2,905	-	-	681	2,905	3,586	(345)	2002	11/22/2013
Restaurants – Full Service	Alcoa	TN	(f)	572	1,295	-	-	572	1,295	1,867	(222)	1997	11/22/2013
Restaurants – Full Service	Knoxville	TN	(f)	861	2,073	-	-	861	2,073	2,934	(373)	1995	11/22/2013
Health Clubs	Humble	TX	(f)	1,209	2,816	-	-	1,209	2,816	4,025	(366)	2012	11/27/2013
Movie Theaters	Spring Hill	TN		1,976	180	1,475	6,596	3,451	6,776	10,227	(692)	2015	12/12/2013
Movie Theaters	Austin	TX	6,664	3,839	6,201	-	-	3,839	6,201	10,040	(691)	2012	12/12/2013
Restaurants – Full Service	Waco	TX	(f)	888	123	654	2,337	1,542	2,460	4,002	(334)	2014	12/12/2013
Lumber and Other Construction Materials Merchant Wholesalers	Conway	SC	(f)	1,727	3,668	-	-	1,727	3,668	5,395	(817)	2002	12/13/2013
Urgent Care / Emergency Room Centers	Chandler	AZ	(f)	577	1,405	-	-	577	1,405	1,982	(235)	2007	12/16/2013
Sporting Goods	Cicero	NY		1,933	7,013	-	-	1,933	7,013	8,946	(903)	2004	12/19/2013
Health Clubs	Denver	CO	(f)	608	4,393	12	453	620	4,846	5,466	(759)	1997	12/30/2013
Restaurants – Limited Service	Evansville	IN	(f)	381	840	-	-	381	840	1,221	(151)	2005	12/30/2013
Addiction Treatment Centers	Knoxville	TN	(f)	223	1,508	-	-	223	1,508	1,731	(246)	1981	12/30/2013
Addiction Treatment Centers	Knoxville	TN	(f)	214	1,444	-	-	214	1,444	1,658	(236)	1973	12/30/2013
Addiction Treatment Centers	Knoxville	TN	(f)	72	485	-	-	72	485	557	(79)	1989	12/30/2013
Restaurants – Limited Service	Bristol	CT	(f)	473	501	-	-	473	501	974	(89)	1987	12/31/2013
Restaurants – Limited Service	East Hartford	CT	(f)	345	401	-	-	345	401	746	(73)	1917	12/31/2013
Restaurants – Limited Service	Hamden	CT	(f)	346	349	-	-	346	349	695	(69)	1985	12/31/2013
Restaurants – Limited Service	Hartford	CT	(f)	270	395	-	-	270	395	665	(55)	2009	12/31/2013
Restaurants – Limited Service	Manchester	CT	(f)	114	602	-	-	114	602	716	(94)	1953	12/31/2013
Restaurants – Limited Service	New Britain	CT	(f)	394	1,038	-	-	394	1,038	1,432	(168)	1988	12/31/2013
Restaurants – Limited Service	New Haven	CT	(f)	231	614	-	-	231	614	845	(95)	1982	12/31/2013
Restaurants – Limited Service	Southington	CT	(f)	678	376	-	-	678	376	1,054	(73)	2001	12/31/2013
Restaurants – Limited Service	Vernon	CT	(f)	255	629	-	-	255	629	884	(117)	1983	12/31/2013
Restaurants – Limited Service	West Hartford	CT	(f)	316	917	-	-	316	917	1,233	(145)	1998	12/31/2013
Restaurants – Limited Service	Gainesville	FL	(f)	220	376	-	-	220	376	596	(74)	1980	12/31/2013
Restaurants – Limited Service	Gainesville	FL	(f)	463	432	-	-	463	432	895	(106)	2001	12/31/2013
Restaurants – Limited Service	Middleburg	FL	(f)	502	432	-	-	502	432	934	(90)	2001	12/31/2013
Restaurants – Limited Service	Perry	FL	(f)	184	472	-	-	184	472	656	(88)	1979	12/31/2013
Restaurants – Limited Service	Starke	FL	(f)	365	232	-	-	365	232	597	(50)	1991	12/31/2013
Recreational Vehicle Dealers	Lake Park	GA	(f)	2,108	2,897	-	-	2,108	2,897	5,005	(585)	2013	12/31/2013
Restaurants – Full Service	Olathe	KS	(f)	787	2,119	-	-	787	2,119	2,906	(338)	2005	12/31/2013
Restaurants – Full Service	Springfield	MO	(f)	1,684	5,405	86	201	1,770	5,606	7,376	(878)	1977	12/31/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
R/F and Microwave Device Manufacturer	State College	PA	9,532	4,398	11,502	-	-	4,398	11,502	15,900	(2,772)	1960	12/31/2013
Elementary and Secondary Schools	Arlington	TX	(f)	744	5,783	-	-	744	5,783	6,527	(651)	1945	12/31/2013
Child Day Care Services	Houston	TX	(f)	706	2,798	-	-	706	2,798	3,504	(321)	2003	12/31/2013
Movie Theaters	Keller	TX		1,532	1,720	1,691	5,759	3,223	7,479	10,702	(949)	2014	12/31/2013
Restaurants – Limited Service	Buckeye	AZ	(f)	731	724	-	-	731	724	1,455	(233)	1999	01/03/2014
Restaurants – Limited Service	Bullhead City	AZ	(f)	461	282	-	-	461	282	743	(84)	2002	01/03/2014
Restaurants – Limited Service	Cottonwood	AZ	(f)	503	611	-	-	503	611	1,114	(142)	1996	01/03/2014
Restaurants – Limited Service	Golden Valley	AZ	(f)	316	206	-	-	316	206	522	(65)	1998	01/03/2014
Restaurants – Limited Service	Prescott	AZ	(f)	640	635	-	-	640	635	1,275	(182)	1993	01/03/2014
Restaurants – Limited Service	Show Low	AZ	(f)	603	882	-	-	603	882	1,485	(195)	2006	01/03/2014
Child Day Care Services	Alexandria	KY	(f)	317	852	-	-	317	852	1,169	(134)	1997	01/03/2014
Child Day Care Services	Covington	KY	(f)	240	989	-	-	240	989	1,229	(133)	1990	01/03/2014
Child Day Care Services	Crescent Springs	KY	(f)	205	692	-	-	205	692	897	(117)	1990	01/03/2014
Child Day Care Services	Crestview Hills	KY	(f)	566	1,862	-	-	566	1,862	2,428	(246)	2007	01/03/2014
Child Day Care Services	Erlanger	KY	(f)	295	1,277	-	-	295	1,277	1,572	(193)	2000	01/03/2014
Child Day Care Services	Florence	KY	(f)	418	1,426	-	-	418	1,426	1,844	(218)	1992	01/03/2014
Child Day Care Services	Florence	KY	(f)	289	699	-	-	289	699	988	(127)	1988	01/03/2014
Child Day Care Services	Hebron	KY	(f)	350	1,555	-	-	350	1,555	1,905	(236)	1997	01/03/2014
Child Day Care Services	Independence	KY	(f)	440	1,141	-	-	440	1,141	1,581	(205)	2000	01/03/2014
Child Day Care Services	Taylor Mill	KY	(f)	658	752	-	-	658	752	1,410	(144)	1995	01/03/2014
Child Day Care Services	Walton	KY	(f)	269	1,253	-	-	269	1,253	1,522	(180)	1998	01/03/2014
Food Processing and Manufacturing	Mason City	IA	(f)	401	8,703	-	-	401	8,703	9,104	(905)	2003	01/10/2014
Casinos	Cripple Creek	CO		702	16,128	-	-	702	16,128	16,830	(1,622)	2008	01/17/2014
Casinos	Cripple Creek	CO		212	588	-	-	212	588	800	(127)	1993	01/17/2014
Casinos	Cripple Creek	CO		105	-	534	973	639	973	1,612	(100)	2016	01/17/2014
Child Day Care Services	Jamestown	NC	(f)	477	730	-	-	477	730	1,207	(162)	1989	01/24/2014
Health Clubs	Louisville	KY	(f)	2,493	6,029	-	-	2,493	6,029	8,522	(950)	1972	01/31/2014
Health Clubs	Lexington	KY		1,164	8,000	-	-	1,164	8,000	9,164	(872)	2004	01/31/2014
Health Clubs	Lexington	KY	14,783	1,251	6,619	-	-	1,251	6,619	7,870	(720)	2005	01/31/2014
Health Clubs	Antioch	TN		1,400	5,388	-	-	1,400	5,388	6,788	(671)	2002	01/31/2014
Child Day Care Services	Fayetteville	AR	(f)	465	1,866	-	-	465	1,866	2,331	(239)	2012	02/14/2014
Restaurants – Full Service	Eagan	MN	(f)	1,405	2,162	-	-	1,405	2,162	3,567	(271)	1996	02/19/2014
Restaurants – Full Service	Maplewood	MN	(f)	915	1,848	-	-	915	1,848	2,763	(234)	2000	02/19/2014
Restaurants – Full Service	Naperville	IL	(f)	2,000	489	501	1,564	2,501	2,053	4,554	(292)	2014	03/06/2014
Colleges, Universities, and Professional Schools	Columbia	SC		562	11,878	-	810	562	12,688	13,250	(1,636)	1995	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		638	5,017	-	-	638	5,017	5,655	(655)	2010	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		244	-	766	3,351	1,010	3,351	4,361	(382)	2015	03/10/2014
Child Day Care Services	Cumming	GA	(f)	826	3,449	-	-	826	3,449	4,275	(369)	2006	03/11/2014
Restaurants – Full Service	Athens	GA	(f)	731	1,065	-	-	731	1,065	1,796	(166)	2007	03/21/2014
Restaurants – Full Service	Winder	GA	(f)	752	1,045	-	-	752	1,045	1,797	(118)	2005	03/21/2014
Restaurants – Full Service	Lenoir	NC	(f)	975	1,065	-	-	975	1,065	2,040	(123)	2008	03/21/2014
Restaurants – Full Service	Anderson	SC	(f)	900	825	-	-	900	825	1,725	(140)	2006	03/21/2014
Restaurants – Full Service	Camden	SC	(f)	765	1,275	-	-	765	1,275	2,040	(166)	2006	03/21/2014
Restaurants – Full Service	Cheraw	SC	(f)	626	947	-	-	626	947	1,573	(121)	2007	03/21/2014
Restaurants – Full Service	Clinton	SC	(f)	697	1,515	-	-	697	1,515	2,212	(189)	2006	03/21/2014
Restaurants – Full Service	Greenwood	SC	(f)	808	1,181	-	-	808	1,181	1,989	(200)	1995	03/21/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Bristol	TN	(f)	776	1,020	-	-	776	1,020	1,796	(169)	2005	03/21/2014
Restaurants – Full Service	Kingsport	TN	(f)	814	1,053	-	-	814	1,053	1,867	(168)	2006	03/21/2014
Restaurants – Full Service	Dublin	VA	(f)	947	971	-	-	947	971	1,918	(138)	2008	03/21/2014
Restaurants – Limited Service	Jacksonville	FL	(f)	494	-	-	-	494	-	494	-	1997	03/27/2014
Restaurants – Limited Service	Miami	FL	(f)	1,210	-	-	-	1,210	-	1,210	-	1981	03/27/2014
Restaurants – Limited Service	Orlando	FL	(f)	625	-	-	-	625	-	625	-	1997	03/27/2014
Restaurants – Limited Service	Tampa	FL	(f)	474	-	-	-	474	-	474	-	1999	03/27/2014
Restaurants – Limited Service	Warner Robins	GA	(f)	373	-	-	-	373	-	373	-	1996	03/27/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Irving	TX	(f)	1,375	4,661	-	-	1,375	4,661	6,036	(524)	1982	03/27/2014
Family Entertainment Centers	Tempe	AZ	(f)	3,288	6,268	-	-	3,288	6,268	9,556	(834)	2013	03/28/2014
Restaurants – Limited Service	Los Fresnos	TX	(f)	250	772	14	86	264	858	1,122	(141)	2014	03/28/2014
Health Clubs	Antioch	CA	(f)	836	2,724	-	-	836	2,724	3,560	(358)	1989	03/31/2014
Health Clubs	Monterey	CA	(f)	868	2,694	-	-	868	2,694	3,562	(395)	1978	03/31/2014
Diagnostic Imaging Centers	Boynton Beach	FL	(f)	301	4,727	-	-	301	4,727	5,028	(714)	2005	03/31/2014
Diagnostic Imaging Centers	Jupiter	FL	(f)	158	4,457	-	-	158	4,457	4,615	(503)	2011	03/31/2014
Diagnostic Imaging Centers	Wellington	FL	(f)	860	4,652	-	-	860	4,652	5,512	(597)	2009	03/31/2014
Child Day Care Services	Fort Mill	SC	(f)	707	3,271	-	-	707	3,271	3,978	(393)	2007	03/31/2014
Musical Instrument Manufacturing	Bozeman	MT	(f)	2,127	348	-	-	2,127	348	2,475	(97)	1977	04/09/2014
Musical Instrument Manufacturing	Nashville	TN	(f)	4,264	4,273	-	-	4,264	4,273	8,537	(892)	1975	04/09/2014
Diagnostic Imaging Centers	Fort Pierce	FL	(f)	806	2,953	-	-	806	2,953	3,759	(554)	2007	04/10/2014
Diagnostic Imaging Centers	Palm Beach Gardens	FL	(f)	43	1,337	-	-	43	1,337	1,380	(166)	2005	04/10/2014
Diagnostic Imaging Centers	Palm Beach Gardens	FL	(f)	32	1,288	-	-	32	1,288	1,320	(179)	2005	04/10/2014
Diagnostic Imaging Centers	Vero Beach	FL	(f)	233	2,529	-	-	233	2,529	2,762	(431)	2009	04/10/2014
Diagnostic Imaging Centers	Wellington	FL	(f)	272	1,421	-	-	272	1,421	1,693	(112)	2008	04/10/2014
Health Clubs	Phoenix	AZ	(f)	-	-	1,411	4,841	1,411	4,841	6,252	(588)	2014	04/16/2014
Junior Colleges	Youngstown	OH	(f)	471	5,075	-	1,126	471	6,201	6,672	(668)	1974	04/16/2014
Health Clubs	Live Oak	TX		1,266	4,022	4	496	1,270	4,518	5,788	(421)	2004	04/17/2014
Junior Colleges	Middletown	OH	(f)	404	5,441	-	371	404	5,812	6,216	(721)	1969	04/23/2014
Child Day Care Services	Gastonia	NC	(f)	184	1,212	-	-	184	1,212	1,396	(166)	2003	04/25/2014
Agriculture and Construction Equipment Dealers	Rapid City	SD	(f)	812	1,211	-	494	812	1,705	2,517	(229)	1992	04/30/2014
Diagnostic Imaging Centers	Jupiter	FL	(f)	742	5,525	-	-	742	5,525	6,267	(625)	2007	05/02/2014
Floor Coverings	Columbus	OH	(f)	753	1,047	-	-	753	1,047	1,800	(132)	2014	05/07/2014
Forging and Stamping	Pharr	TX	(f)	1,343	1,863	-	-	1,343	1,863	3,206	(270)	1999	05/07/2014
Forging and Stamping	Clearwater	FL	(f)	1,529	6,239	-	-	1,529	6,239	7,768	(855)	1994	05/15/2014
Restaurants – Full Service	Schaumburg	IL	(f)	2,063	-	1,056	1,623	3,119	1,623	4,742	(314)	2015	05/15/2014
Child Day Care Services	Cincinnati	OH	(f)	537	1,765	-	-	537	1,765	2,302	(190)	2004	05/15/2014
Sporting Goods	Fort Worth	TX		2,009	-	1,295	4,641	3,304	4,641	7,945	(567)	2014	05/21/2014
Agriculture and Construction Equipment Dealers	Tucson	AZ	(f)	1,107	932	-	-	1,107	932	2,039	(188)	1980	05/22/2014
Consumer Goods Rental	Florence	AL		492	634	-	-	492	634	1,126	(76)	2004	05/23/2014
Pet Care	Scottsdale	AZ	(f)	821	1,285	-	-	821	1,285	2,106	(175)	2006	05/23/2014
Food Processing and Manufacturing	West Monroe	LA	(f)	902	3,827	-	-	902	3,827	4,729	(629)	2004	05/23/2014
Consumer Goods Rental	Lenoir	NC		548	578	-	-	548	578	1,126	(66)	2005	05/23/2014
Pet Care	Waxhaw	NC	(f)	570	934	-	-	570	934	1,504	(147)	1968	05/23/2014
Consumer Goods Rental	Lynchburg	VA	(f)	259	865	-	-	259	865	1,124	(85)	1961	05/23/2014
Grocery Stores	Lodi	CA		1,431	7,215	-	-	1,431	7,215	8,646	(756)	2004	05/30/2014
Agriculture and Construction Equipment Dealers	Commerce City	CO	(f)	1,283	1,448	103	1,035	1,386	2,483	3,869	(371)	1980	05/30/2014
Movie Theaters	Flower Mound	TX		1,860	442	927	7,468	2,787	7,910	10,697	(670)	2015	05/30/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Bulk Material Conveyor Belt & Feeder Manufacturers	Saltillo	MS		605	15,409	-	-	605	15,409	16,014	(1,930)	1974	06/05/2014
Restaurants – Full Service	Shawnee	OK	(f)	192	1,016	-	-	192	1,016	1,208	(115)	1982	06/06/2014
Restaurants – Full Service	San Antonio	TX	(f)	1,578	1,632	-	-	1,578	1,632	3,210	(176)	2008	06/06/2014
Forging and Stamping	Wickliffe	OH	(f)	617	2,725	-	-	617	2,725	3,342	(515)	1958	06/12/2014
Packaging and Labeling Services	Mills River	NC		1,027	2,862	1,119	1,255	2,146	4,117	6,263	(716)	2001	06/16/2014
Child Day Care Services	Columbus	GA	(f)	377	1,007	-	-	377	1,007	1,384	(115)	2014	06/19/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		2,680	24,103	-	-	2,680	24,103	26,783	(2,262)	1998	06/20/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		225	2,681	-	-	225	2,681	2,906	(326)	1993	06/20/2014
Corporate Aircraft Repair and Maintenance Facilities	East Alton	IL	(f)	1,710	7,126	-	-	1,710	7,126	8,836	(928)	1988	06/20/2014
Medical Equipment and Supplies Manufacturing	North Attleboro	MA		1,541	8,900	-	-	1,541	8,900	10,441	(886)	1981	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Indian Trail	NC	(f)	526	311	-	-	526	311	837	(58)	1968	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Amarillo	TX	(f)	269	457	-	-	269	457	726	(43)	1954	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Humble	TX	(f)	269	467	-	-	269	467	736	(65)	1982	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Milwaukee	WI	(f)	515	3,318	-	-	515	3,318	3,833	(427)	1968	06/20/2014
Restaurants – Full Service	Calumet City	IL	(f)	521	983	-	-	521	983	1,504	(143)	1983	06/23/2014
Restaurants – Full Service	Lansing	IL	(f)	406	877	74	-	480	877	1,357	(186)	1973	06/23/2014
Addiction Treatment Centers	Ballwin	MO		696	1,814	-	-	696	1,814	2,510	(244)	1977	06/23/2014
Electrical Equipment Manufacturing	Peachtree Corners	GA	(f)	400	3,768	-	-	400	3,768	4,168	(689)	1986	06/24/2014
Restaurants – Full Service	Rockford	IL	(f)	239	409	-	-	239	409	648	(94)	1993	06/24/2014
Restaurants – Full Service	Beloit	WI	(f)	218	528	-	-	218	528	746	(115)	1983	06/24/2014
Restaurants – Full Service	Mauston	WI	(f)	226	432	-	-	226	432	658	(97)	2000	06/24/2014
Restaurants – Full Service	Monroe	WI	(f)	344	711	-	-	344	711	1,055	(127)	1977	06/24/2014
Pet Care	Lexington	KY	(f)	943	1,967	-	-	943	1,967	2,910	(216)	2005	06/25/2014
Electrical Equipment Manufacturing	Chattanooga	TN	(f)	1,419	5,648	-	-	1,419	5,648	7,067	(736)	1960	06/25/2014
Refrigerated Warehousing and Storage	Perth Amboy	NJ	21,015	6,396	23,189	-	-	6,396	23,189	29,585	(2,995)	1955	06/26/2014
Child Day Care Services	Anderson Township	OH	(f)	273	829	-	-	273	829	1,102	(128)	1995	06/26/2014
Child Day Care Services	Forney	TX	(f)	511	2,785	-	-	511	2,785	3,296	(255)	2004	06/26/2014
Health Clubs	Oakdale	CA	(f)	1,073	4,560	-	-	1,073	4,560	5,633	(611)	1973	06/27/2014
Pet Care	Orlando	FL	(f)	461	385	-	-	461	385	846	(60)	1998	06/27/2014
Restaurants – Limited Service	Saint Martinville	LA	(f)	264	921	-	-	264	921	1,185	(180)	1987	06/27/2014
Health Clubs	Chanhassen	MN	(f)	511	2,168	-	-	511	2,168	2,679	(213)	1999	06/27/2014
Health Clubs	Maple Grove	MN	(f)	1,372	1,386	-	-	1,372	1,386	2,758	(303)	2001	06/27/2014
Health Clubs	Chapel Hill	NC	(f)	1,198	1,926	-	115	1,198	2,041	3,239	(314)	2005	06/30/2014
Health Clubs	Hanahan	SC	(f)	412	722	1	23	413	745	1,158	(106)	2008	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,615	1,943	7	212	1,622	2,155	3,777	(224)	1985	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,427	3,281	12	127	1,439	3,408	4,847	(323)	2004	06/30/2014
Health Clubs	North Charleston	SC	(f)	1,618	800	46	298	1,664	1,098	2,762	(147)	1986	06/30/2014
Child Day Care Services	Colorado Springs	CO	(f)	855	1,851	2	23	857	1,874	2,731	(189)	2008	07/24/2014
Child Day Care Services	Loveland	CO	(f)	629	1,005	6	14	635	1,019	1,654	(138)	2003	07/24/2014
Child Day Care Services	Cartersville	GA	(f)	343	601	2	47	345	648	993	(88)	1997	07/24/2014
Child Day Care Services	Kennesaw	GA	(f)	557	714	-	71	557	785	1,342	(99)	1997	07/24/2014
Child Day Care Services	Norcross	GA	(f)	487	521	4	11	491	532	1,023	(71)	1988	07/24/2014
Child Day Care Services	Stockbridge	GA	(f)	426	891	10	81	436	972	1,408	(122)	1997	07/24/2014
Child Day Care Services	Tucker	GA	(f)	450	585	-	68	450	653	1,103	(83)	1994	07/24/2014
Child Day Care Services	Woodstock	GA	(f)	537	299	47	47	584	346	930	(49)	1992	07/24/2014
Child Day Care Services	Charlotte	NC	(f)	625	783	7	86	632	869	1,501	(116)	2001	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	325	193	10	94	335	287	622	(36)	1983	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	628	244	9	129	637	373	1,010	(42)	1968	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	330	360	71	99	401	459	860	(57)	1970	07/24/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Greensboro	NC	(f)	500	300	1	87	501	387	888	(48)	1978	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	544	173	-	103	544	276	820	(35)	1981	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	519	362	1	94	520	456	976	(67)	1969	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	364	517	1	188	365	705	1,070	(81)	1983	07/24/2014
Child Day Care Services	Aiken	SC	(f)	164	508	16	151	180	659	839	(76)	1985	07/24/2014
Child Day Care Services	Aiken	SC	(f)	281	563	5	53	286	616	902	(88)	1992	07/24/2014
Child Day Care Services	Duncan	SC	(f)	428	326	32	67	460	393	853	(80)	1997	07/24/2014
Child Day Care Services	Florence	SC	(f)	147	489	-	39	147	528	675	(67)	1983	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	317	183	1	105	318	288	606	(35)	1978	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	367	396	5	26	372	422	794	(65)	1984	07/24/2014
Child Day Care Services	Greer	SC	(f)	125	633	16	36	141	669	810	(101)	2002	07/24/2014
Child Day Care Services	Mauldin	SC	(f)	296	231	22	110	318	341	659	(42)	1981	07/24/2014
Child Day Care Services	North Augusta	SC	(f)	257	561	29	59	286	620	906	(83)	1983	07/24/2014
Child Day Care Services	North Charleston	SC	(f)	272	300	7	71	279	371	650	(49)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	334	293	-	2	334	295	629	(49)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	185	560	-	137	185	697	882	(76)	1973	07/24/2014
Child Day Care Services	Summerville	SC	(f)	678	185	7	134	685	319	1,004	(40)	1984	07/24/2014
Child Day Care Services	Frisco	TX	(f)	509	1,253	24	30	533	1,283	1,816	(123)	1996	07/24/2014
Child Day Care Services	Little Elm	TX	(f)	454	1,018	18	144	472	1,162	1,634	(133)	1989	07/24/2014
Restaurants – Limited Service	Torrington	CT	(f)	401	495	-	-	401	495	896	(77)	1993	07/29/2014
Restaurants – Limited Service	Wethersfield	CT	(f)	427	628	-	-	427	628	1,055	(89)	2008	07/29/2014
Sporting Goods	Rothschild	WI	(f)	2,440	10,171	-	-	2,440	10,171	12,611	(1,059)	2003	07/29/2014
Drugs and Druggists' Sundries Merchant Wholesalers	Knoxville	TN	(f)	1,421	7,109	-	-	1,421	7,109	8,530	(862)	1983	07/30/2014
Electronics and Appliance Stores	Phoenix	AZ	(f)	3,480	3,209	-	-	3,480	3,209	6,689	(355)	1988	07/31/2014
Electronics and Appliance Stores	Colorado Springs	CO	(f)	2,223	4,197	-	-	2,223	4,197	6,420	(454)	1995	07/31/2014
Movie Theaters	Berlin	CT	(f)	2,937	6,719	-	-	2,937	6,719	9,656	(1,058)	1990	07/31/2014
Wedding and Event Venues	Sugar Hill	GA	(f)	1,658	4,507	-	-	1,658	4,507	6,165	(648)	2013	07/31/2014
Movie Theaters	Ridgefield Park	NJ	(f)	44	10,848	-	-	44	10,848	10,892	(1,245)	1991	07/31/2014
Movie Theaters	Boerne	TX	(f)	4,186	3,413	-	-	4,186	3,413	7,599	(647)	2013	07/31/2014
Wedding and Event Venues	Corinth	TX	(f)	2,517	4,173	-	-	2,517	4,173	6,690	(588)	2009	07/31/2014
Wedding and Event Venues	Houston	TX	(f)	2,650	3,644	-	-	2,650	3,644	6,294	(539)	2005	07/31/2014
Electronics and Appliance Stores	Lubbock	TX	(f)	2,220	4,148	-	-	2,220	4,148	6,368	(457)	2014	07/31/2014
Child Day Care Services	Monroe	NC	(f)	753	1,560	-	-	753	1,560	2,313	(194)	2000	08/08/2014
Child Day Care Services	McDonough	GA	(f)	310	812	-	-	310	812	1,122	(100)	1999	08/11/2014
Pet Care	Tucson	AZ	(f)	1,200	5,810	-	-	1,200	5,810	7,010	(560)	2004	08/21/2014
Pet Care	Baltimore	MD	(f)	1,235	1,347	-	-	1,235	1,347	2,582	(233)	1950	08/28/2014
Furniture Stores	Memphis	TN	(f)	1,367	3,771	-	-	1,367	3,771	5,138	(356)	2005	09/02/2014
Child Day Care Services	Huntersville	NC	(f)	1,118	1,719	-	-	1,118	1,719	2,837	(164)	2006	09/05/2014
Consumer Goods Rental	Immokalee	FL	(f)	548	686	-	-	548	686	1,234	(67)	1999	09/09/2014
Consumer Goods Rental	Lewiston	ID	(f)	390	996	-	-	390	996	1,386	(141)	2008	09/10/2014
Consumer Goods Rental	Hardin	MT	(f)	45	513	-	-	45	513	558	(86)	1920	09/10/2014
Consumer Goods Rental	Moses Lake	WA	(f)	459	1,034	-	-	459	1,034	1,493	(149)	2009	09/10/2014
Consumer Goods Rental	Casper	WY	(f)	506	846	-	-	506	846	1,352	(123)	2009	09/10/2014
Restaurants – Full Service	Chicago	IL	(f)	25	2,769	-	-	25	2,769	2,794	(308)	1926	09/15/2014
Consumer Goods Rental	Puyallup	WA	(f)	743	392	-	-	743	392	1,135	(85)	1982	09/16/2014
Pet Care	Albany	GA	(f)	176	438	-	-	176	438	614	(60)	1974	09/17/2014
Health Clubs	Southaven	MS	(f)	2,264	3,039	-	-	2,264	3,039	5,303	(457)	1999	09/18/2014
Movie Theaters	Parker	CO		1,773	4,252	-	-	1,773	4,252	6,025	(538)	2002	09/23/2014
Restaurants – Full Service	Morristown	TN	(f)	552	958	-	-	552	958	1,510	(136)	1987	09/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Blood and Organ Banks	Birmingham	AL		316	1,628	-	-	316	1,628	1,944	(146)	2008	09/24/2014
Blood and Organ Banks	Glendale	AZ		357	3,099	-	-	357	3,099	3,456	(273)	1982	09/24/2014
Blood and Organ Banks	Glendale	AZ		283	1,510	-	-	283	1,510	1,793	(182)	1985	09/24/2014
Blood and Organ Banks	Council Bluffs	IA		946	2,010	-	-	946	2,010	2,956	(218)	2009	09/24/2014
Blood and Organ Banks	Rexburg	ID		139	1,204	-	-	139	1,204	1,343	(132)	1976	09/24/2014
Sporting Goods	Forest Lake	MN	(f)	5,403	7,570	-	-	5,403	7,570	12,973	(895)	2003	09/24/2014
Blood and Organ Banks	Cleveland	OH		274	1,990	-	-	274	1,990	2,264	(197)	2009	09/24/2014
Blood and Organ Banks	Fort Worth	TX		1,584	2,053	-	-	1,584	2,053	3,637	(197)	2009	09/24/2014
Blood and Organ Banks	Salt Lake City	UT		543	649	-	-	543	649	1,192	(79)	1972	09/24/2014
Restaurants – Full Service	Bangor	ME	(f)	506	547	-	-	506	547	1,053	(77)	2006	09/29/2014
Restaurants – Full Service	Ellsworth	ME	(f)	249	552	-	-	249	552	801	(102)	1979	09/29/2014
Restaurants – Full Service	Farmington	ME	(f)	365	648	-	-	365	648	1,013	(95)	1993	09/29/2014
Restaurants – Full Service	Presque Isle	ME	(f)	172	416	-	-	172	416	588	(85)	1980	09/29/2014
Restaurants – Full Service	Concord	NH	(f)	563	359	-	-	563	359	922	(75)	1973	09/29/2014
Restaurants – Full Service	Dover	NH	(f)	832	678	-	-	832	678	1,510	(128)	1979	09/29/2014
Restaurants – Full Service	Littleton	NH	(f)	418	362	-	-	418	362	780	(73)	1981	09/29/2014
Restaurants – Full Service	Nashua	NH	(f)	508	668	-	-	508	668	1,176	(90)	2006	09/29/2014
Restaurants – Full Service	Galloway	NJ	(f)	819	498	-	-	819	498	1,317	(96)	1991	09/29/2014
Restaurants – Full Service	Bennington	VT	(f)	480	482	-	-	480	482	962	(95)	1998	09/29/2014
Restaurants – Full Service	Rutland	VT	(f)	475	346	-	-	475	346	821	(67)	1983	09/29/2014
Restaurants – Full Service	Eden Prairie	MN	(f)	1,252	2,873	-	-	1,252	2,873	4,125	(267)	1994	09/30/2014
Agriculture and Construction Equipment Dealers	Watertown	SD	(f)	2,425	7,933	-	-	2,425	7,933	10,358	(1,060)	2014	09/30/2014
Home Improvement Centers	Columbus	OH	(f)	1,475	3,704	-	-	1,475	3,704	5,179	(770)	1994	10/03/2014
Junior Colleges	Warren	OH	(f)	195	340	-	943	195	1,283	1,478	(125)	1968	10/03/2014
Urgent Care / Emergency Room Centers	Bentonville	AR	(f)	872	664	-	-	872	664	1,536	(131)	2014	10/22/2014
Health Clubs	Carmichael	CA	(f)	1,301	3,840	-	667	1,301	4,507	5,808	(468)	1977	10/31/2014
Restaurants – Full Service	Indianapolis	IN		468	1,570	-	-	468	1,570	2,038	(186)	1985	10/31/2014
Used Merchandise Stores	Shawnee	OK		624	1,294	-	-	624	1,294	1,918	(150)	2011	11/12/2014
Movie Theaters	La Vista	NE		807	251	504	7,175	1,311	7,426	8,737	(475)	2015	11/14/2014
Child Day Care Services	Collierville	TN	(f)	544	1,986	-	-	544	1,986	2,530	(229)	1999	11/14/2014
Child Day Care Services	Collierville	TN	(f)	579	1,316	-	-	579	1,316	1,895	(131)	2009	11/14/2014
Furniture Stores	Wichita Falls	TX		1,198	5,038	-	240	1,198	5,278	6,476	(466)	2006	11/19/2014
Child Day Care Services	Stockbridge	GA	(f)	206	315	80	269	286	584	870	(61)	2006	11/21/2014
Restaurants – Full Service	Chicago	IL	(f)	666	2,275	-	-	666	2,275	2,941	(183)	1898	11/26/2014
Restaurants – Full Service	Chicago	IL	(f)	1,130	3,699	-	-	1,130	3,699	4,829	(291)	1908	11/26/2014
Restaurants – Full Service	Chicago	IL	(f)	1,697	3,360	-	-	1,697	3,360	5,057	(273)	1892	11/26/2014
Wholesale Automobile Auction	Mechanicsburg	PA	(f)	9,019	1,771	-	-	9,019	1,771	10,790	(685)	1980	12/05/2014
Restaurants – Limited Service	Bessemer	AL		517	830	-	-	517	830	1,347	(105)	1994	12/10/2014
Restaurants – Limited Service	Birmingham	AL		701	706	-	-	701	706	1,407	(95)	1991	12/10/2014
Restaurants – Limited Service	Birmingham	AL		726	752	-	-	726	752	1,478	(101)	2002	12/10/2014
Restaurants – Limited Service	Birmingham	AL		566	841	-	-	566	841	1,407	(108)	1995	12/10/2014
Restaurants – Limited Service	Decatur	AL		235	1,012	-	-	235	1,012	1,247	(122)	1996	12/10/2014
Restaurants – Limited Service	Fairfield	AL		583	765	-	-	583	765	1,348	(97)	1995	12/10/2014
Restaurants – Limited Service	Forestdale	AL		559	769	-	-	559	769	1,328	(97)	1991	12/10/2014
Restaurants – Limited Service	Gardendale	AL		915	492	-	-	915	492	1,407	(72)	1988	12/10/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Hueytown	AL		886	282	-	-	886	282	1,168	(63)	1988	12/10/2014
Restaurants – Limited Service	Huntsville	AL		368	910	-	-	368	910	1,278	(109)	1976	12/10/2014
Restaurants – Limited Service	Huntsville	AL		404	873	-	-	404	873	1,277	(111)	2004	12/10/2014
Restaurants – Limited Service	Madison	AL		511	756	-	-	511	756	1,267	(103)	1986	12/10/2014
Restaurants – Limited Service	Madison	AL		468	1,009	-	-	468	1,009	1,477	(134)	1999	12/10/2014
Restaurants – Limited Service	Meridianville	AL		598	1,358	-	-	598	1,358	1,956	(168)	2001	12/10/2014
Urgent Care / Emergency Room Centers	San Tan Valley	AZ		539	294	500	779	1,039	1,073	2,112	(150)	2015	12/11/2014
Child Day Care Services	Huntsville	AL	(f)	298	1,187	-	-	298	1,187	1,485	(137)	1994	12/12/2014
Child Day Care Services	Huntsville	AL	(f)	694	1,181	-	-	694	1,181	1,875	(135)	2003	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	543	893	-	-	543	893	1,436	(123)	2014	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	594	1,276	-	-	594	1,276	1,870	(153)	2014	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		147	252	-	-	147	252	399	(29)	2003	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		139	280	-	-	139	280	419	(36)	1975	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		107	351	-	-	107	351	458	(37)	1987	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		165	194	-	-	165	194	359	(29)	1980	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		194	255	-	-	194	255	449	(41)	1982	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		183	256	-	-	183	256	439	(41)	1981	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		269	180	-	-	269	180	449	(43)	1977	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		162	197	-	-	162	197	359	(33)	1983	12/12/2014
Addiction Treatment Centers	Las Vegas	NV		1,408	2,891	-	-	1,408	2,891	4,299	(344)	1990	12/12/2014
Restaurants – Limited Service	Boise	ID		670	-	-	-	670	-	670	-	2000	12/15/2014
Restaurants – Limited Service	Boise	ID		610	-	-	-	610	-	610	-	2003	12/15/2014
Restaurants – Limited Service	Emmett	ID		350	-	-	-	350	-	350	-	2006	12/15/2014
Restaurants – Limited Service	Garden City	ID		410	-	-	-	410	-	410	-	2005	12/15/2014
Restaurants – Limited Service	Meridian	ID		490	-	-	-	490	-	490	-	2003	12/15/2014
Restaurants – Limited Service	Nampa	ID		480	-	-	-	480	-	480	-	2006	12/15/2014
Restaurants – Limited Service	Nampa	ID		410	-	-	-	410	-	410	-	2006	12/15/2014
Restaurants – Full Service	Chicago	IL	(f)	2,298	2,425	-	-	2,298	2,425	4,723	(194)	1911	12/15/2014
Plastics and Resin Manufacturing	Greenfield	MA		655	5,499	-	-	655	5,499	6,154	(569)	1999	12/16/2014
Plastics and Resin Manufacturing	Greenfield	MA		300	1,831	-	-	300	1,831	2,131	(197)	1989	12/16/2014
Plastics and Resin Manufacturing	Greenfield	MA		195	1,406	-	-	195	1,406	1,601	(154)	1986	12/16/2014
Pharmacies and Drug Stores	Elizabethtown	NY		89	2,305	-	-	89	2,305	2,394	(232)	1972	12/16/2014
Pharmacies and Drug Stores	Syracuse	NY		357	1,610	-	-	357	1,610	1,967	(172)	1986	12/16/2014
Foundation, Structure, and Building Exterior Contractors	Chandler	AZ		1,884	6,218	-	-	1,884	6,218	8,102	(472)	2010	12/17/2014
Urgent Care / Emergency Room Centers	Jackson	MI	(f)	490	1,290	-	-	490	1,290	1,780	(125)	2014	12/18/2014
Restaurants – Full Service	Woodbury	MN	(f)	2,758	2,275	-	-	2,758	2,275	5,033	(213)	2008	12/18/2014
Restaurants – Full Service	Portage	IN		1,406	2,351	-	-	1,406	2,351	3,757	(219)	2007	12/19/2014
Movie Theaters	Nicholasville	KY		4,506	3,506	428	4,112	4,934	7,618	12,552	(605)	2005	12/19/2014
Restaurants – Full Service	Albemarle	NC	(f)	419	482	-	-	419	482	901	(78)	1998	12/22/2014
Restaurants – Full Service	Kernersville	NC	(f)	281	430	-	-	281	430	711	(65)	1995	12/22/2014
Restaurants – Full Service	Lenoir	NC	(f)	537	454	-	-	537	454	991	(83)	1997	12/22/2014
Restaurants – Full Service	Mt. Airy	NC	(f)	331	450	-	-	331	450	781	(77)	1996	12/22/2014
Restaurants – Full Service	Sanford	NC	(f)	323	479	-	-	323	479	802	(78)	1997	12/22/2014
Grocery Stores	Hot Springs Village	AR		362	1,299	-	190	362	1,489	1,851	(210)	1991	12/23/2014
Grocery Stores	Redfield	AR		415	333	-	60	415	393	808	(91)	1999	12/23/2014
Child Day Care Services	Bremen	GA	(f)	550	488	-	-	550	488	1,038	(69)	2005	12/23/2014
Child Day Care Services	McDonough	GA	(f)	1,826	748	5	160	1,831	908	2,739	(106)	2006	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	665	792	-	-	665	792	1,457	(90)	2004	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	855	783	40	210	895	993	1,888	(106)	1999	12/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Elkin	NC	(f)	278	768	-	-	278	768	1,046	(115)	1995	12/23/2014
Child Day Care Services	Greensboro	NC	(f)	725	421	-	-	725	421	1,146	(58)	1994	12/23/2014
Child Day Care Services	High Point	NC	(f)	462	733	-	-	462	733	1,195	(98)	1996	12/23/2014
Child Day Care Services	King	NC	(f)	313	882	-	-	313	882	1,195	(104)	2008	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	176	820	-	-	176	820	996	(102)	1999	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	260	737	-	-	260	737	997	(87)	2006	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	207	739	-	-	207	739	946	(90)	1995	12/23/2014
Sign Manufacturing	Utica	NY	(f)	102	988	-	-	102	988	1,090	(103)	1965	12/23/2014
Hobby Stores	North Canton	OH	(f)	1,574	6,043	-	-	1,574	6,043	7,617	(701)	1989	12/23/2014
Hobby Stores	Springfield	OH	(f)	1,983	2,437	-	-	1,983	2,437	4,420	(303)	1984	12/23/2014
Sign Manufacturing	Warrensville Heights	OH	(f)	842	767	-	-	842	767	1,609	(90)	1982	12/23/2014
Hobby Stores	Monroeville	PA	(f)	1,621	6,552	-	-	1,621	6,552	8,173	(791)	1977	12/23/2014
Sign Manufacturing	Cookeville	TN	(f)	797	3,689	-	-	797	3,689	4,486	(385)	1973	12/23/2014
Plastics and Resin Manufacturing	Paris	IL	(f)	2,022	4,907	-	-	2,022	4,907	6,929	(819)	1993	12/29/2014
Plastics and Resin Manufacturing	Hazle Township	PA	(f)	1,400	6,260	-	-	1,400	6,260	7,660	(999)	1998	12/29/2014
Plastics and Resin Manufacturing	Manchester	PA	(f)	1,489	5,911	-	-	1,489	5,911	7,400	(618)	1985	12/29/2014
Colleges, Universities, and Professional Schools	Austin	TX		1,721	7,175	-	-	1,721	7,175	8,896	(555)	2012	12/29/2014
Freight Transportation Arrangement	Cartersville	GA		1,119	6,093	-	-	1,119	6,093	7,212	(701)	2000	12/31/2014
Pet Care	Elmwood Park	IL	(f)	258	1,027	-	-	258	1,027	1,285	(157)	1960	12/31/2014
Freight Transportation Arrangement	Spartanburg	SC		1,698	8,619	-	-	1,698	8,619	10,317	(975)	1997	12/31/2014
Restaurants – Full Service	Anderson	SC	(f)	1,161	1,134	-	-	1,161	1,134	2,295	(141)	1997	01/05/2015
Health Clubs	Eden Prairie	MN	(f)	1,466	3,073	-	-	1,466	3,073	4,539	(512)	1974	01/09/2015
Family Entertainment Centers and Bowling Centers	San Diego	CA		351	10,144	-	-	351	10,144	10,495	(1,072)	2001	01/15/2015
Child Day Care Services	Wentzville	MO	(f)	740	2,229	-	-	740	2,229	2,969	(192)	2006	01/23/2015
Child Day Care Services	Cedar Park	TX		1,482	3,346	-	-	1,482	3,346	4,828	(322)	2010	01/30/2015
Other Millwork (including Flooring)	Janesville	WI		814	3,800	-	265	814	4,065	4,879	(426)	1988	01/30/2015
Restaurants – Limited Service	Demopolis	AL	(f)	312	549	-	-	312	549	861	(81)	1994	02/06/2015
Restaurants – Limited Service	Huntsville	AL	(f)	384	725	-	-	384	725	1,109	(96)	1992	02/06/2015
Restaurants – Limited Service	Talladaga	AL	(f)	352	470	-	-	352	470	822	(73)	1982	02/06/2015
Restaurants – Limited Service	Benton	AR	(f)	410	411	-	-	410	411	821	(62)	1982	02/06/2015
Restaurants – Limited Service	Jacksonville	AR	(f)	316	347	-	-	316	347	663	(53)	1981	02/06/2015
Restaurants – Limited Service	Little Rock	AR	(f)	389	512	-	-	389	512	901	(69)	1977	02/06/2015
Restaurants – Limited Service	Searcy	AR	(f)	327	484	-	-	327	484	811	(71)	1983	02/06/2015
Restaurants – Limited Service	DeLand	FL	(f)	525	365	-	-	525	365	890	(90)	1986	02/06/2015
Restaurants – Limited Service	Jacksonville	FL	(f)	526	374	-	-	526	374	900	(97)	1983	02/06/2015
Restaurants – Limited Service	Atlanta	GA	(f)	383	923	-	-	383	923	1,306	(98)	1982	02/06/2015
Restaurants – Limited Service	Cartersville	GA	(f)	361	1,064	-	-	361	1,064	1,425	(126)	1986	02/06/2015
Restaurants – Limited Service	College Park	GA	(f)	254	488	-	-	254	488	742	(55)	1988	02/06/2015
Restaurants – Limited Service	Columbus	GA	(f)	428	314	-	-	428	314	742	(38)	1985	02/06/2015
Restaurants – Limited Service	Hinesville	GA	(f)	209	741	-	-	209	741	950	(99)	1990	02/06/2015
Restaurants – Limited Service	Marietta	GA	(f)	234	567	-	-	234	567	801	(57)	1985	02/06/2015
Restaurants – Limited Service	Tucker	GA	(f)	367	247	-	-	367	247	614	(41)	1976	02/06/2015
Restaurants – Limited Service	Waycross	GA	(f)	154	538	-	-	154	538	692	(74)	1991	02/06/2015
Restaurants – Limited Service	Edwardsville	IL	(f)	446	355	-	-	446	355	801	(56)	1986	02/06/2015
Restaurants – Limited Service	Clarksville	IN	(f)	286	763	-	-	286	763	1,049	(91)	1977	02/06/2015
Restaurants – Limited Service	Vincennes	IN	(f)	323	429	-	-	323	429	752	(82)	1978	02/06/2015
Restaurants – Limited Service	Bowling Green	KY	(f)	355	368	-	-	355	368	723	(48)	1978	02/06/2015
Restaurants – Limited Service	St. Ann	MO	(f)	367	583	-	-	367	583	950	(66)	1982	02/06/2015
Restaurants – Limited Service	St. Louis	MO	(f)	365	793	-	-	365	793	1,158	(87)	1983	02/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Columbus	MS	(f)	409	422	-	-	409	422	831	(66)	1982	02/06/2015
Restaurants – Limited Service	Greenville	NC	(f)	280	403	-	-	280	403	683	(42)	1986	02/06/2015
Restaurants – Limited Service	Columbus	OH	(f)	342	291	-	-	342	291	633	(51)	1987	02/06/2015
Restaurants – Limited Service	Huber Heights	OH	(f)	358	295	-	-	358	295	653	(52)	1986	02/06/2015
Restaurants – Limited Service	Cayce	SC	(f)	560	795	-	-	560	795	1,355	(138)	1980	02/06/2015
Restaurants – Limited Service	North Charleston	SC	(f)	388	434	-	-	388	434	822	(84)	1985	02/06/2015
Restaurants – Limited Service	Chattanooga	TN	(f)	305	417	-	-	305	417	722	(58)	1981	02/06/2015
Restaurants – Limited Service	Dickson	TN	(f)	424	951	-	119	424	1,070	1,494	(135)	1981	02/06/2015
Restaurants – Limited Service	Rockwood	TN	(f)	296	367	-	-	296	367	663	(48)	1992	02/06/2015
Restaurants – Limited Service	Beckley	WV	(f)	303	588	-	-	303	588	891	(82)	1982	02/06/2015
Health Clubs	Glendale	AZ	(f)	1,298	168	1,052	5,046	2,350	5,214	7,564	(434)	2015	02/13/2015
Restaurants – Limited Service	Bristol	TN	(f)	223	709	-	-	223	709	932	(79)	2001	02/13/2015
Restaurants – Limited Service	Elizabethton	TN	(f)	269	537	-	-	269	537	806	(62)	2004	02/13/2015
Restaurants – Limited Service	Kingsport	TN	(f)	69	902	-	-	69	902	971	(101)	2000	02/13/2015
Restaurants – Limited Service	Norton	VA	(f)	167	542	-	-	167	542	709	(60)	1979	02/13/2015
Restaurants – Full Service	Opelika	AL		627	-	-	-	627	-	627	-	2008	02/17/2015
Restaurants – Limited Service	Burton	MI	(f)	177	304	-	-	177	304	481	(47)	2003	02/18/2015
Restaurants – Limited Service	Burton	MI	(f)	563	995	-	-	563	995	1,558	(133)	1980	02/18/2015
Restaurants – Limited Service	Detroit	MI	(f)	392	243	-	-	392	243	635	(37)	2011	02/18/2015
Restaurants – Limited Service	Fenton	MI	(f)	403	453	-	-	403	453	856	(86)	1980	02/18/2015
Restaurants – Limited Service	Ferndale	MI	(f)	428	447	-	-	428	447	875	(58)	1983	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	659	745	-	-	659	745	1,404	(136)	1974	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	481	471	-	-	481	471	952	(94)	1976	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	140	225	-	-	140	225	365	(36)	2011	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	164	259	-	-	164	259	423	(48)	1987	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	190	406	-	-	190	406	596	(67)	1929	02/18/2015
Restaurants – Limited Service	Grand Blanc	MI	(f)	260	384	-	-	260	384	644	(55)	2011	02/18/2015
Restaurants – Limited Service	Ortonville	MI	(f)	231	384	-	-	231	384	615	(57)	2011	02/18/2015
Health Clubs	South Lake Tahoe	CA	(f)	683	1,696	498	-	1,181	1,696	2,877	(209)	1981	02/19/2015
Plastics and Resin Manufacturing	Greenfield	MA		302	1,121	-	-	302	1,121	1,423	(172)	1989	02/19/2015
Colleges, Universities, and Professional Schools	Blairsville	PA		1,245	7,284	-	-	1,245	7,284	8,529	(940)	2003	02/25/2015
Urgent Care / Emergency Room Centers	Allen	TX		742	4,837	-	-	742	4,837	5,579	(316)	2013	02/25/2015
Urgent Care / Emergency Room Centers	Frisco	TX		598	3,938	-	-	598	3,938	4,536	(260)	2008	02/25/2015
Foundries	Maple Lake	MN	(f)	352	1,210	1,251	6,536	1,603	7,746	9,349	(492)	1987	03/05/2015
Health Clubs	Bloomingdale	IL		605	1,550	273	152	878	1,702	2,580	(173)	1986	03/06/2015
Blood and Organ Banks	Cedar City	UT		392	-	403	3,869	795	3,869	4,664	(266)	2016	03/06/2015
Movie Theaters	Tulare	CA		573	10,253	-	1,218	573	11,471	12,044	(798)	2004	03/11/2015
Furniture Stores	Lexington	KY	(f)	2,222	3,745	-	-	2,222	3,745	5,967	(404)	2008	03/11/2015
Furniture Stores	Cookeville	TN	(f)	1,013	1,980	-	-	1,013	1,980	2,993	(205)	2004	03/11/2015
Restaurants – Limited Service	Flint	MI	(f)	161	538	-	-	161	538	699	(89)	1979	03/12/2015
Restaurants – Limited Service	Grand Blanc	MI	(f)	635	478	-	-	635	478	1,113	(91)	1998	03/12/2015
Restaurants – Limited Service	Mt. Morris	MI	(f)	77	317	-	-	77	317	394	(52)	1995	03/12/2015
Automotive Repair and Maintenance	Bentonville	AR	(f)	865	2,240	-	-	865	2,240	3,105	(279)	2009	03/16/2015
Automotive Repair and Maintenance	Fayetteville	AR	(f)	1,056	1,014	-	-	1,056	1,014	2,070	(132)	2005	03/16/2015
Automotive Repair and Maintenance	Little Rock	AR	(f)	852	1,007	-	-	852	1,007	1,859	(136)	2011	03/16/2015
Automotive Repair and Maintenance	North Little Rock	AR	(f)	707	1,222	-	-	707	1,222	1,929	(159)	2009	03/16/2015
Automotive Repair and Maintenance	Rogers	AR	(f)	1,307	1,988	-	-	1,307	1,988	3,295	(267)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	544	1,194	-	-	544	1,194	1,738	(163)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	731	2,866	-	-	731	2,866	3,597	(341)	2006	03/16/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Shreveport	LA	(f)	479	1,340	-	-	479	1,340	1,819	(168)	2011	03/16/2015
Automotive Repair and Maintenance	Lapeer	MI	(f)	76	174	8	44	84	218	302	(22)	1986	03/16/2015
Automotive Repair and Maintenance	Royal Oak	MI	(f)	296	136	20	71	316	207	523	(24)	1987	03/16/2015
Automotive Repair and Maintenance	Sterling Heights	MI	(f)	275	114	21	61	296	175	471	(26)	1960	03/16/2015
Automotive Repair and Maintenance	Olive Branch	MS	(f)	546	781	-	-	546	781	1,327	(102)	2009	03/16/2015
Automotive Repair and Maintenance	Broken Arrow	OK	(f)	326	910	-	-	326	910	1,236	(119)	2011	03/16/2015
Automotive Repair and Maintenance	Norman	OK	(f)	937	1,243	-	-	937	1,243	2,180	(151)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	1,187	1,174	-	-	1,187	1,174	2,361	(171)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	757	1,172	-	-	757	1,172	1,929	(158)	2011	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	908	1,041	-	-	908	1,041	1,949	(148)	2007	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,065	1,216	-	-	1,065	1,216	2,281	(159)	2011	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,110	1,452	-	-	1,110	1,452	2,562	(210)	2006	03/16/2015
Automotive Repair and Maintenance	Cordova	TN	(f)	878	1,885	-	-	878	1,885	2,763	(238)	2006	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	437	1,381	-	-	437	1,381	1,818	(166)	2005	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	911	1,269	-	-	911	1,269	2,180	(158)	2006	03/16/2015
Junior Colleges	New Bedford	MA		178	8,653	-	-	178	8,653	8,831	(1,191)	1920	03/17/2015
Restaurants – Full Service	Bluffton	SC	(f)	657	1,871	-	-	657	1,871	2,528	(147)	2006	03/24/2015
Restaurants – Full Service	Greenville	SC	(f)	721	1,579	-	78	721	1,657	2,378	(147)	2001	03/24/2015
Restaurants – Full Service	Hilton Head Island	SC	(f)	1,184	1,127	-	150	1,184	1,277	2,461	(142)	1996	03/24/2015
Restaurants – Full Service	North Charleston	SC	(f)	2,208	1,760	-	150	2,208	1,910	4,118	(198)	2003	03/24/2015
Foundries	Muscle Shoals	AL	(f)	415	1,091	-	-	415	1,091	1,506	(189)	1968	03/25/2015
Foundries	Grafton	WI	(f)	531	3,575	-	-	531	3,575	4,106	(506)	1948	03/25/2015
Restaurants – Limited Service	Evansville	IN		266	701	-	-	266	701	967	(80)	1981	03/27/2015
Restaurants – Limited Service	Evansville	IN		278	464	-	-	278	464	742	(60)	1994	03/27/2015
Restaurants – Limited Service	Mayfield	KY		437	412	-	-	437	412	849	(98)	1993	03/27/2015
Restaurants – Limited Service	Paducah	KY		702	713	-	-	702	713	1,415	(135)	2006	03/27/2015
Restaurants – Limited Service	Paducah	KY		578	379	-	-	578	379	957	(93)	1991	03/27/2015
Restaurants – Limited Service	Paducah	KY		581	463	-	-	581	463	1,044	(90)	2000	03/27/2015
Restaurants – Limited Service	Paducah	KY		392	399	-	-	392	399	791	(72)	1995	03/27/2015
Restaurants – Limited Service	Cape Girardeau	MO		332	536	-	-	332	536	868	(81)	2005	03/27/2015
Restaurants – Limited Service	Cape Girardeau	MO		260	560	-	-	260	560	820	(66)	1980	03/27/2015
Restaurants – Limited Service	Doniphan	MO		445	502	-	-	445	502	947	(104)	1990	03/27/2015
Restaurants – Limited Service	Jackson	MO		445	482	-	-	445	482	927	(100)	1992	03/27/2015
Restaurants – Limited Service	Malden	MO		446	511	-	-	446	511	957	(103)	2002	03/27/2015
Restaurants – Limited Service	Springfield	MO		559	563	-	-	559	563	1,122	(106)	2000	03/27/2015
Restaurants – Limited Service	Elizabethton	TN		284	741	-	-	284	741	1,025	(83)	1978	03/27/2015
Restaurants – Limited Service	Morristown	TN		509	584	-	-	509	584	1,093	(83)	1978	03/27/2015
Packaging and Labeling Services	Winona	MN	(f)	303	1,896	-	-	303	1,896	2,199	(180)	1993	03/31/2015
Plastics and Resin Manufacturing	Greensboro	NC	(f)	412	4,898	-	-	412	4,898	5,310	(481)	1980	03/31/2015
Packaging and Labeling Services	Mason	OH	(f)	470	3,738	-	-	470	3,738	4,208	(364)	1993	03/31/2015
Packaging and Labeling Services	Mason	OH	(f)	383	1,360	-	-	383	1,360	1,743	(140)	1997	03/31/2015
Packaging and Labeling Services	Algoma	WI	(f)	313	5,462	46	-	359	5,462	5,821	(531)	1955	03/31/2015
Packaging and Labeling Services	Algoma	WI	(f)	227	2,037	-	-	227	2,037	2,264	(204)	2000	03/31/2015
Restaurants – Full Service	Canonsburg	PA	(f)	1,357	857	21	31	1,378	888	2,266	(138)	1977	04/06/2015
Restaurants – Full Service	Franklin	PA	(f)	346	897	22	42	368	939	1,307	(149)	1984	04/06/2015
Restaurants – Full Service	Gibsonia	PA	(f)	442	801	21	41	463	842	1,305	(91)	1994	04/06/2015
Restaurants – Full Service	Grove City	PA	(f)	421	771	22	43	443	814	1,257	(124)	1998	04/06/2015
Restaurants – Full Service	Kittanning	PA	(f)	591	912	19	40	610	952	1,562	(146)	1993	04/06/2015
Restaurants – Full Service	Leechburg	PA	(f)	810	1,454	17	37	827	1,491	2,318	(168)	2004	04/06/2015
Restaurants – Full Service	Meadville	PA	(f)	263	889	24	45	287	934	1,221	(98)	1983	04/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Monaca	PA	(f)	616	1,077	43	60	659	1,137	1,796	(122)	1990	04/06/2015
Restaurants – Full Service	Monroeville	PA	(f)	596	646	7	39	603	685	1,288	(77)	1972	04/06/2015
Restaurants – Full Service	Pittsburgh	PA	(f)	467	675	18	30	485	705	1,190	(77)	1976	04/06/2015
Restaurants – Full Service	Somerset	PA	(f)	603	840	14	78	617	918	1,535	(102)	1992	04/06/2015
Restaurants – Full Service	Petoskey	MI	(f)	396	364	-	-	396	364	760	(61)	2004	04/07/2015
Used Merchandise Stores	Edmond	OK		499	2,551	-	-	499	2,551	3,050	(144)	2015	04/09/2015
Family Entertainment Centers and Bowling Centers	Huntsville	AL		1,307	1,361	76	1,682	1,383	3,043	4,426	(283)	1985	04/16/2015
Restaurants – Full Service	Loganville	GA	(f)	545	1,073	-	-	545	1,073	1,618	(178)	1982	04/16/2015
Child Day Care Services	Cedar Park	TX	(f)	761	178	603	2,116	1,364	2,294	3,658	(178)	2016	04/17/2015
Restaurants – Full Service	Shelby	NC	(f)	619	624	8	567	627	1,191	1,818	(74)	2000	04/20/2015
Restaurants – Full Service	Waynesville	NC	(f)	793	837	-	-	793	837	1,630	(97)	1977	04/20/2015
Restaurants – Full Service	Addison	IL		1,029	793	-	-	1,029	793	1,822	(67)	2005	04/22/2015
Restaurants – Full Service	Chicago	IL		668	902	-	-	668	902	1,570	(72)	1920	04/22/2015
Restaurants – Full Service	Mount Prospect	IL		830	755	-	171	830	926	1,756	(103)	2005	04/22/2015
Restaurants – Full Service	Oak Park	IL		703	426	-	-	703	426	1,129	(38)	2005	04/22/2015
Restaurants – Full Service	Oakbrook Terrace	IL		1,967	870	-	-	1,967	870	2,837	(91)	1998	04/22/2015
Restaurants – Full Service	Oswego	IL		1,094	869	-	-	1,094	869	1,963	(73)	2005	04/22/2015
Restaurants – Full Service	Willowbrook	IL		869	796	-	-	869	796	1,665	(87)	1979	04/22/2015
Restaurants – Full Service	Adrian	MI	(f)	356	602	-	-	356	602	958	(79)	2001	04/24/2015
Restaurants – Full Service	Brooklyn	MI	(f)	432	466	-	-	432	466	898	(107)	1995	04/24/2015
Restaurants – Full Service	Tecumseh	MI	(f)	171	708	-	-	171	708	879	(79)	1880	04/24/2015
Addiction Treatment Centers	Barbourville	KY		424	893	-	-	424	893	1,317	(86)	2014	04/29/2015
Addiction Treatment Centers	Bowling Green	KY		190	504	-	-	190	504	694	(55)	1987	04/29/2015
Addiction Treatment Centers	Danville	KY		244	756	-	-	244	756	1,000	(67)	2010	04/29/2015
Addiction Treatment Centers	Frankfort	KY		206	479	-	-	206	479	685	(45)	2011	04/29/2015
Addiction Treatment Centers	Morehead	KY		199	710	-	-	199	710	909	(57)	2012	04/29/2015
Health Clubs	Roanoke	VA	(f)	1,799	2,834	-	-	1,799	2,834	4,633	(454)	1961	04/29/2015
Mining Machinery and Equipment Manufacturing	Woodridge	IL		432	-	-	-	432	-	432	-	1990	04/30/2015
Amusement and Theme Parks	West Berlin	NJ	(f)	3,864	13,408	329	2,176	4,193	15,584	19,777	(1,803)	2009	04/30/2015
Restaurants – Limited Service	Norfolk	VA		545	646	22	153	567	799	1,366	(65)	1979	04/30/2015
Restaurants – Full Service	Douglasville	GA	(f)	1,608	2,711	-	-	1,608	2,711	4,319	(284)	1999	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	580	1,293	-	-	580	1,293	1,873	(89)	1954	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	981	665	102	1,153	1,083	1,818	2,901	(232)	1959	05/06/2015
Health Clubs	Modesto	CA	(f)	1,297	3,526	-	-	1,297	3,526	4,823	(360)	1978	05/08/2015
Restaurants – Full Service	Athens	AL		1,038	1,681	-	-	1,038	1,681	2,719	(158)	2008	05/13/2015
Restaurants – Full Service	Bryant	AR		505	1,569	-	-	505	1,569	2,074	(136)	2011	05/13/2015
Movie Theaters	Clarksville	IN		1,620	4,214	-	-	1,620	4,214	5,834	(540)	2006	05/13/2015
Restaurants – Full Service	Richmond	KY		1,164	1,784	-	-	1,164	1,784	2,948	(193)	2008	05/13/2015
Restaurants – Full Service	Pearl	MS		1,329	2,214	-	-	1,329	2,214	3,543	(213)	2010	05/13/2015
Restaurants – Full Service	Yukon	OK		915	1,636	-	-	915	1,636	2,551	(142)	2010	05/13/2015
Restaurants – Full Service	Chattanooga	TN		1,502	1,694	-	-	1,502	1,694	3,196	(159)	2010	05/13/2015
Restaurants – Full Service	Manchester	TN		983	1,696	-	-	983	1,696	2,679	(188)	2010	05/13/2015
Restaurants – Full Service	Buda	TX		714	1,618	-	-	714	1,618	2,332	(148)	2010	05/13/2015
Automotive Repair and Maintenance	Edinburg	TX		1,797	1,793	-	-	1,797	1,793	3,590	(239)	2014	05/13/2015
Automotive Repair and Maintenance	Harlingen	TX		1,657	2,349	-	-	1,657	2,349	4,006	(301)	2014	05/13/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	League City	TX		1,385	2,502	-	-	1,385	2,502	3,887	(300)	2011	05/13/2015
Automotive Repair and Maintenance	Weslaco	TX		1,196	2,513	-	-	1,196	2,513	3,709	(304)	2014	05/13/2015
Car Dealers	Toledo	OH		474	957	-	-	474	957	1,431	(128)	1972	05/15/2015
Car Dealers	Erie	PA		430	1,009	-	-	430	1,009	1,439	(125)	2000	05/15/2015
Health Clubs	Summerville	SC	(f)	368	1,920	-	-	368	1,920	2,288	(198)	2012	05/15/2015
Flower, Nursery Stock, and Florists' Supplies Merchant Wholesalers	Grand Haven	MI		11,429	6,038	-	-	11,429	6,038	17,467	(1,537)	1950	05/22/2015
Flower, Nursery Stock, and Florists' Supplies Merchant Wholesalers	Sims	NC		4,275	1,406	-	-	4,275	1,406	5,681	(588)	1985	05/22/2015
Flower, Nursery Stock, and Florists' Supplies Merchant Wholesalers	Hulbert	OK		6,712	2,221	-	-	6,712	2,221	8,933	(1,174)	1995	05/22/2015
Flower, Nursery Stock, and Florists' Supplies Merchant Wholesalers	Smithville	TN		4,766	454	-	-	4,766	454	5,220	(697)	1995	05/22/2015
Pharmaceutical and Medicine Manufacturing	Tampa	FL	(f)	984	5,558	-	-	984	5,558	6,542	(588)	1980	05/29/2015
Automotive Repair and Maintenance	Davenport	IA		216	283	-	-	216	283	499	(35)	1997	06/01/2015
Automotive Repair and Maintenance	Bourbonnais	IL		192	521	-	-	192	521	713	(57)	2001	06/01/2015
Automotive Repair and Maintenance	East Peoria	IL		262	227	-	-	262	227	489	(38)	1996	06/01/2015
Automotive Repair and Maintenance	Galesburg	IL		115	324	-	-	115	324	439	(35)	1990	06/01/2015
Automotive Repair and Maintenance	Moline	IL		116	200	-	-	116	200	316	(33)	1997	06/01/2015
Automotive Repair and Maintenance	Pekin	IL		165	395	-	-	165	395	560	(46)	1996	06/01/2015
Automotive Repair and Maintenance	Streator	IL		63	161	-	-	63	161	224	(26)	1990	06/01/2015
Automotive Repair and Maintenance	Washington	IL		204	367	-	-	204	367	571	(43)	1994	06/01/2015
Cement and Concrete Product Manufacturing	Delaware	OH		346	1,494	-	-	346	1,494	1,840	(143)	1961	06/02/2015
Cement and Concrete Product Manufacturing	Obetz	OH		624	1,266	-	-	624	1,266	1,890	(113)	1970	06/02/2015
Cement and Concrete Product Manufacturing	Sunbury	OH		749	1,181	-	-	749	1,181	1,930	(105)	1994	06/02/2015
Restaurants – Full Service	Commerce	GA	(f)	469	705	-	175	469	880	1,349	(76)	1996	06/03/2015
Restaurants – Full Service	Flowery Branch	GA	(f)	439	725	-	-	439	725	1,164	(78)	1998	06/03/2015
Restaurants – Full Service	Chandler	AZ		287	1,395	-	-	287	1,395	1,682	(179)	1985	06/08/2015
Restaurants – Full Service	Scottsdale	AZ		774	913	-	392	774	1,305	2,079	(199)	1960	06/08/2015
Restaurants – Full Service	Tempe	AZ		688	654	-	-	688	654	1,342	(136)	1995	06/08/2015
Pet Care	Manitowoc	WI	(f)	309	472	-	-	309	472	781	(76)	1966	06/19/2015
Furniture Stores	Becker	MN	(f)	2,965	7,102	-	-	2,965	7,102	10,067	(1,078)	2000	06/24/2015
Movie Theaters	Porterville	CA		1,743	3,614	-	-	1,743	3,614	5,357	(366)	1998	06/25/2015
Movie Theaters	Riverbank	CA		3,963	8,072	210	3,118	4,173	11,190	15,363	(1,025)	2000	06/25/2015
Blood and Organ Banks	Albany	GA		497	-	534	3,364	1,031	3,364	4,395	(162)	2016	06/25/2015
Restaurants – Full Service	Cincinnati	OH		286	2,683	-	-	286	2,683	2,969	(185)	1960	06/25/2015
Restaurants – Full Service	Cincinnati	OH		407	127	-	-	407	127	534	(23)	1971	06/25/2015
Restaurants – Full Service	Cincinnati	OH		1,014	5,982	-	-	1,014	5,982	6,996	(517)	1951	06/25/2015
Child Day Care Services	North Aurora	IL	(f)	760	2,443	-	-	760	2,443	3,203	(174)	2005	06/26/2015
Child Day Care Services	Champlin	MN		862	1,526	-	-	862	1,526	2,388	(229)	1938	06/26/2015
Child Day Care Services	Plymouth	MN		1,737	1,925	365	1,501	2,102	3,426	5,528	(323)	1950	06/26/2015
Automotive Repair and Maintenance	Champaign	IL		338	886	-	-	338	886	1,224	(90)	2007	06/30/2015
Automotive Repair and Maintenance	Danville	IL		600	844	-	-	600	844	1,444	(115)	1970	06/30/2015
Automotive Repair and Maintenance	Homewood	IL		295	768	-	-	295	768	1,063	(81)	1973	06/30/2015
Automotive Repair and Maintenance	Macomb	IL		397	746	-	-	397	746	1,143	(80)	1992	06/30/2015
Automotive Repair and Maintenance	Normal	IL		694	470	-	-	694	470	1,164	(64)	1995	06/30/2015
Automotive Repair and Maintenance	Springfield	IL		234	458	-	-	234	458	692	(47)	1986	06/30/2015
Turned Product and Screw, Nut and Bolt Manufacturing	Selmer	TN		1,122	5,613	-	-	1,122	5,613	6,735	(630)	1995	06/30/2015
Movie Theaters	Humble	TX		2,532	139	1,989	10,631	4,521	10,770	15,291	(697)	2016	06/30/2015
Turned Product and Screw, Nut and Bolt Manufacturing	Beloit	WI		666	3,425	-	-	666	3,425	4,091	(355)	1926	06/30/2015
Turned Product and Screw, Nut and Bolt Manufacturing	Waukesha	WI		2,577	8,710	-	-	2,577	8,710	11,287	(902)	1911	06/30/2015
Turned Product and Screw, Nut and Bolt Manufacturing	Lombard	IL		2,040	5,923	-	-	2,040	5,923	7,963	(539)	1968	07/17/2015
Metal and Mineral Merchant Wholesalers	Louisville	KY		1,165	-	-	-	1,165	-	1,165	-	1962	07/17/2015
Turned Product and Screw, Nut and Bolt Manufacturing	Willoughby	OH		395	1,396	-	-	395	1,396	1,791	(129)	1979	07/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Turned Product and Screw, Nut and Bolt Manufacturing	Hudson	WI		502	4,960	-	-	502	4,960	5,462	(434)	1981	07/17/2015
Movie Theaters	Lawrenceville	GA	(f)	6,077	153	408	8,675	6,485	8,828	15,313	(248)	2016	07/28/2015
Health Clubs	Summerville	SC		1,026	3,203	-	-	1,026	3,203	4,229	(305)	1993	07/29/2015
Addiction Treatment Centers	Asheville	NC	(f)	286	975	-	-	286	975	1,261	(100)	2000	07/31/2015
Addiction Treatment Centers	Clyde	NC	(f)	164	263	-	-	164	263	427	(40)	1978	07/31/2015
Restaurants – Full Service	Jersey Village	TX		486	1,192	-	-	486	1,192	1,678	(111)	1982	08/11/2015
Restaurants – Full Service	San Antonio	TX		1,564	1,872	-	-	1,564	1,872	3,436	(181)	2014	08/11/2015
Restaurants – Limited Service	Mission	KS		500	-	-	-	500	-	500	-	2001	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		429	-	-	-	429	-	429	-	1993	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		367	-	-	-	367	-	367	-	2001	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		316	-	-	-	316	-	316	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	2001	08/12/2015
Restaurants – Limited Service	Kansas City	MO		286	-	-	-	286	-	286	-	1998	08/12/2015
Restaurants – Limited Service	Kansas City	MO		306	-	-	-	306	-	306	-	1998	08/12/2015
Restaurants – Limited Service	Lee's Summit	MO		337	-	-	-	337	-	337	-	2000	08/12/2015
Movie Theaters	Jacinto City	TX		1,357	6,178	-	-	1,357	6,178	7,535	(911)	1998	08/12/2015
Restaurants – Full Service	Belvidere	IL		688	635	-	-	688	635	1,323	(86)	2007	08/20/2015
Restaurants – Full Service	Freeport	IL		561	2,214	-	-	561	2,214	2,775	(157)	1993	08/20/2015
Restaurants – Full Service	Galesburg	IL		776	2,040	-	-	776	2,040	2,816	(165)	1993	08/20/2015
Restaurants – Full Service	Jacksonville	IL		670	1,494	-	-	670	1,494	2,164	(129)	2007	08/20/2015
Restaurants – Full Service	Savoy	IL		703	1,091	-	-	703	1,091	1,794	(126)	2007	08/20/2015
Restaurants – Full Service	Springfield	IL		781	1,163	-	-	781	1,163	1,944	(137)	2004	08/20/2015
Health Clubs	Monroe	WA		1,643	2,552	-	-	1,643	2,552	4,195	(267)	2004	08/20/2015
Corporate Aircraft Repair and Maintenance Facilities	Grand Junction	CO		472	8,967	-	-	472	8,967	9,439	(771)	2015	08/21/2015
Family Entertainment Centers and Bowling Centers	Richland	WA		1,180	2,185	-	-	1,180	2,185	3,365	(290)	1960	08/21/2015
Consumer Goods Rental	Harrison	AR		294	777	-	-	294	777	1,071	(50)	2008	08/26/2015
Consumer Goods Rental	Jonesboro	AR		232	941	-	-	232	941	1,173	(51)	2007	08/26/2015
Consumer Goods Rental	North Little Rock	AR		371	1,043	-	-	371	1,043	1,414	(81)	1999	08/26/2015
Restaurants – Limited Service	Sierra Vista	AZ		384	1,035	-	-	384	1,035	1,419	(84)	2005	08/27/2015
Restaurants – Limited Service	Tucson	AZ		522	508	-	250	522	758	1,280	(67)	1990	08/27/2015
Restaurants – Limited Service	Tucson	AZ		361	639	-	-	361	639	1,000	(66)	1989	08/27/2015
Restaurants – Limited Service	Tucson	AZ		514	347	-	-	514	347	861	(51)	1990	08/27/2015
Pet Care	Cortez	FL	(f)	256	879	-	-	256	879	1,135	(73)	1974	08/31/2015
Amusement and Theme Parks	Monticello	IN		20,033	-	-	-	20,033	-	20,033	-		09/01/2015
Restaurants – Full Service	Milan	MI	(f)	322	488	-	175	322	663	985	(94)	1978	09/01/2015
Elementary and Secondary Schools	Los Angeles	CA		9,745	5,021	228	2,276	9,973	7,297	17,270	(560)	1981	09/09/2015
Restaurants – Limited Service	Athens	AL	(f)	401	631	-	-	401	631	1,032	(57)	1976	09/16/2015
Restaurants – Limited Service	Dawsonville	GA	(f)	507	647	-	-	507	647	1,154	(66)	1997	09/16/2015
Restaurants – Limited Service	East Ellijay	GA	(f)	588	476	-	-	588	476	1,064	(65)	2005	09/16/2015
Restaurants – Limited Service	Jasper	GA	(f)	316	738	-	-	316	738	1,054	(74)	2006	09/16/2015
Restaurants – Limited Service	Roswell	GA	(f)	268	475	-	-	268	475	743	(47)	1978	09/16/2015
Furniture Stores	Hobbs	NM		1,805	8,828	-	240	1,805	9,068	10,873	(517)	2009	09/16/2015
Restaurants – Limited Service	Lawrenceburg	TN	(f)	283	388	-	-	283	388	671	(39)	1979	09/16/2015
Restaurants – Limited Service	Springfield	TN	(f)	417	545	-	-	417	545	962	(51)	1976	09/16/2015
Wedding and Event Venues	Houston	TX	(f)	1,603	5,711	-	-	1,603	5,711	7,314	(353)	2015	09/16/2015
Furniture Stores	Lubbock	TX		1,512	7,836	-	342	1,512	8,178	9,690	(418)	2005	09/16/2015
Child Day Care Services	Charlotte	NC	(f)	609	1,526	-	-	609	1,526	2,135	(132)	2006	09/17/2015
Child Day Care Services	Matthews	NC	(f)	616	1,520	-	-	616	1,520	2,136	(105)	2003	09/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Pet Care	Tinley Park	IL	(f)	265	619	-	-	265	619	884	(59)	1971	09/18/2015
Movie Theaters	McKinney	TX		2,714	827	997	8,822	3,711	9,649	13,360	(385)	2016	09/22/2015
Pet Care	Des Moines	IA	(f)	188	231	-	-	188	231	419	(30)	1983	09/24/2015
Sporting Goods	Greensboro	NC		1,894	6,998	-	-	1,894	6,998	8,892	(406)	2005	09/25/2015
Car Dealers	Midwest City	OK		194	361	-	-	194	361	555	(30)	1965	09/25/2015
Car Dealers	Moore	OK		1,291	1,853	-	-	1,291	1,853	3,144	(167)	1990	09/25/2015
Car Dealers	Oklahoma City	OK		1,969	4,746	-	-	1,969	4,746	6,715	(394)	1978	09/25/2015
Addiction Treatment Centers	Wickenburg	AZ		1,264	5,647	-	-	1,264	5,647	6,911	(416)	1994	09/30/2015
Addiction Treatment Centers	Wickenburg	AZ		295	1,274	46	-	341	1,274	1,615	(120)	1986	09/30/2015
Plastics and Resin Manufacturing	Tampa	FL		797	7,539	-	-	797	7,539	8,336	(593)	1989	09/30/2015
Addiction Treatment Centers	Augusta	GA		3,513	1,986	-	-	3,513	1,986	5,499	(224)	1987	09/30/2015
Plastics and Resin Manufacturing	Thomasville	GA		1,449	3,065	-	-	1,449	3,065	4,514	(302)	1973	09/30/2015
Plastics and Resin Manufacturing	Milan	TN		123	1,578	-	-	123	1,578	1,701	(125)	1977	09/30/2015
Restaurants – Full Service	Arden Hills	MN	(f)	723	68	365	2,938	1,088	3,006	4,094	(91)	2017	10/09/2015
Automotive Repair and Maintenance	Garfield Heights	OH		110	433	-	-	110	433	543	(42)	1989	10/09/2015
Movie Theaters	Orlando	FL		4,576	8,451	-	-	4,576	8,451	13,027	(993)	1999	10/16/2015
Movie Theaters	Houston	TX	(f)	1,998	873	2,231	6,538	4,229	7,411	11,640	(378)	2016	10/21/2015
Health Clubs	Sacramento	CA	(f)	1,682	4,842	-	-	1,682	4,842	6,524	(419)	2004	10/23/2015
Pet Care	Englewood	CO	(f)	1,992	4,741	-	-	1,992	4,741	6,733	(354)	1987	10/23/2015
Child Day Care Services	Golden Valley	MN		1,012	696	15	244	1,027	940	1,967	(108)	1959	10/27/2015
Movie Theaters	Houston	TX		2,034	371	695	7,426	2,729	7,797	10,526	(181)	2017	10/28/2015
Restaurants – Full Service	Wheaton	IL		1,976	1,342	-	-	1,976	1,342	3,318	(209)	1994	10/30/2015
Consumer Goods Rental	Tacoma	WA	(f)	271	1,519	-	-	271	1,519	1,790	(118)	1948	11/03/2015
Automotive Repair and Maintenance	Flint	MI	(f)	127	204	4	36	131	240	371	(33)	1996	11/10/2015
Automotive Repair and Maintenance	Flint	MI	(f)	206	225	5	41	211	266	477	(32)	2003	11/10/2015
Automotive Repair and Maintenance	Houghton Lake	MI	(f)	73	78	5	30	78	108	186	(14)	1990	11/10/2015
Automotive Repair and Maintenance	Owosso	MI	(f)	58	242	4	35	62	277	339	(32)	1983	11/10/2015
Restaurants – Full Service	Midwest City	OK		1,121	385	-	-	1,121	385	1,506	(66)	1998	11/12/2015
Pet Care	Austell	GA	(f)	177	340	-	-	177	340	517	(43)	1994	11/19/2015
Pet Care	Villa Rica	GA	(f)	138	351	-	-	138	351	489	(46)	2002	11/19/2015
Health Clubs	Peoria	AZ	(f)	1,866	5,400	-	-	1,866	5,400	7,266	(347)	2009	11/20/2015
Sign Manufacturing	New Century	KS		1,058	6,931	-	-	1,058	6,931	7,989	(628)	1988	11/23/2015
Pet Care	St. Louis	MO	(f)	263	643	-	-	263	643	906	(73)	1989	11/24/2015
Restaurants – Limited Service	Creston	IA	(f)	179	690	60	244	239	934	1,173	(84)	1982	11/25/2015
Restaurants – Limited Service	Des Moines	IA	(f)	272	789	174	274	446	1,063	1,509	(78)	1982	11/25/2015
Restaurants – Limited Service	Oskaloosa	IA	(f)	194	640	2	239	196	879	1,075	(72)	1980	11/25/2015
Restaurants – Limited Service	Ottumwa	IA	(f)	136	726	49	142	185	868	1,053	(87)	1960	11/25/2015
Carbon and Graphite Product Manufacturing	Niagara Falls	NY		715	2,571	-	-	715	2,571	3,286	(332)	1965	12/03/2015
Farm and Ranch Supply Stores	Alamosa	CO		1,024	3,781	-	-	1,024	3,781	4,805	(330)	2002	12/04/2015
Farm and Ranch Supply Stores	Colorado Springs	CO		2,280	2,766	-	-	2,280	2,766	5,046	(249)	2012	12/04/2015
Farm and Ranch Supply Stores	Elizabeth	CO		1,810	3,796	-	-	1,810	3,796	5,606	(300)	2004	12/04/2015
Farm and Ranch Supply Stores	La Junta	CO		985	1,808	-	-	985	1,808	2,793	(147)	1974	12/04/2015
Farm and Ranch Supply Stores	La Veta	CO		324	217	-	-	324	217	541	(26)	1985	12/04/2015
Farm and Ranch Supply Stores	Lamar	CO		1,574	749	-	-	1,574	749	2,323	(114)	1982	12/04/2015
Farm and Ranch Supply Stores	Limon	CO		508	263	-	-	508	263	771	(39)	1982	12/04/2015
Farm and Ranch Supply Stores	Pueblo	CO		1,168	4,439	-	-	1,168	4,439	5,607	(285)	1968	12/04/2015
Child Day Care Services	Madison	CT		487	-	-	-	487	-	487	-	1965	12/04/2015
Child Day Care Services	O'Fallon	MO	(f)	898	2,974	-	-	898	2,974	3,872	(174)	2007	12/10/2015
Other Textile Product Mills	Pauls Valley	OK		1,069	2,666	-	-	1,069	2,666	3,735	(322)	1974	12/10/2015
Other Textile Product Mills	Wichita Falls	TX		1,368	2,075	-	-	1,368	2,075	3,443	(362)	1969	12/10/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Diagnostic Imaging Centers	Miami	FL	(f)	511	2,498	-	-	511	2,498	3,009	(147)	2008	12/14/2015
Sporting and Athletic Goods Manufacturing	Burnham	ME		728	5,769	-	-	728	5,769	6,497	(468)	1950	12/15/2015
Sporting and Athletic Goods Manufacturing	Guilford	ME		79	621	-	-	79	621	700	(49)	1991	12/15/2015
Sporting and Athletic Goods Manufacturing	Florence	WI		313	987	-	-	313	987	1,300	(77)	1988	12/15/2015
Small Arms, Ordnance, and Ordnance Accessories Manufacturing	Grand Junction	CO		1,817	5,634	-	-	1,817	5,634	7,451	(446)	1970	12/16/2015
Floor Coverings	Bloomington	IL		404	1,178	-	-	404	1,178	1,582	(91)	1986	12/16/2015
Floor Coverings	Bloomington	IL		438	1,314	-	-	438	1,314	1,752	(101)	1998	12/16/2015
Floor Coverings	Bloomington	IL		204	377	-	-	204	377	581	(30)	1970	12/16/2015
Floor Coverings	Bourbonnais	IL		476	625	-	-	476	625	1,101	(64)	1995	12/16/2015
Floor Coverings	Champaign	IL		496	1,267	-	-	496	1,267	1,763	(101)	2000	12/16/2015
Floor Coverings	Lincoln	IL		322	1,190	-	-	322	1,190	1,512	(142)	1996	12/16/2015
Floor Coverings	Peoria	IL		607	745	-	-	607	745	1,352	(93)	1999	12/16/2015
Floor Coverings	Springfield	IL		1,015	1,128	-	-	1,015	1,128	2,143	(118)	2013	12/16/2015
Automotive Repair and Maintenance	Crystal	MN		226	799	4	30	230	829	1,059	(67)	1969	12/16/2015
Wholesale Automobile Auction	Crestwood	IL	(f)	10,376	2,486	8	1,303	10,384	3,789	14,173	(751)	1994	12/17/2015
Sign Manufacturing	Riviera Beach	FL		1,204	3,754	-	-	1,204	3,754	4,958	(222)	1979	12/18/2015
Sign Manufacturing	Concord	NC		1,079	2,176	-	-	1,079	2,176	3,255	(199)	1988	12/18/2015
Offices of Physicians	Amarillo	TX		266	541	-	-	266	541	807	(47)	1967	12/18/2015
Amusement and Theme Parks	Mansfield	TX		-	-	-	-	-	-	-	-	2009	12/18/2015
Amusement and Theme Parks	Roanoke	TX		-	-	-	-	-	-	-	-	2011	12/18/2015
Amusement and Theme Parks	Waco	TX		-	-	-	-	-	-	-	-	2012	12/18/2015
Restaurants – Full Service	St. Cloud	MN	(f)	839	3,171	-	99	839	3,270	4,109	(254)	1999	12/21/2015
Offices of Physicians	Crest Hill	IL		918	6,499	-	-	918	6,499	7,417	(310)	2009	12/23/2015
Offices of Physicians	Naperville	IL		1,501	2,489	-	-	1,501	2,489	3,990	(174)	2005	12/23/2015
Blood and Organ Banks	Flint	MI		345	-	750	3,537	1,095	3,537	4,632	(133)	2016	12/23/2015
Home Furnishings	Kennesaw	GA	(f)	5,000	9,026	-	-	5,000	9,026	14,026	(729)	1997	12/29/2015
Home Furnishings	Norcross	GA		4,465	7,385	-	-	4,465	7,385	11,850	(915)	1997	12/29/2015
Consumer Goods Rental	Trenton	IL		1,401	5,894	-	-	1,401	5,894	7,295	(500)	1989	12/29/2015
Consumer Goods Rental	Anderson	IN		285	933	-	-	285	933	1,218	(112)	1988	12/29/2015
Consumer Goods Rental	Salina	KS		335	762	-	-	335	762	1,097	(84)	1972	12/29/2015
Consumer Goods Rental	Seguin	TX		466	641	-	-	466	641	1,107	(59)	1985	12/29/2015
Restaurants – Full Service	Muncie	IN		261	-	-	-	261	-	261	-	1972	12/30/2015
Restaurants – Limited Service	Spartanburg	SC	(f)	129	393	-	-	129	393	522	(43)	2015	12/30/2015
Restaurants – Full Service	Austin	TX		1,546	1,720	-	-	1,546	1,720	3,266	(141)	1919	12/30/2015
Pet Care	Madison	WI	(f)	254	770	-	-	254	770	1,024	(47)	2005	01/04/2016
Pet Care	Gainesville	GA	(f)	211	541	-	-	211	541	752	(61)	1999	01/08/2016
Pet Care	Oakwood	GA	(f)	217	455	-	-	217	455	672	(39)	2001	01/08/2016
Pet Care	Suwanee	GA	(f)	337	716	-	-	337	716	1,053	(82)	1990	01/08/2016
Offices of Dentists	Westmont	IL		429	906	-	33	429	939	1,368	(100)	1989	01/12/2016
Pet Care	Anchorage	AK	(f)	828	702	-	-	828	702	1,530	(78)	2005	01/29/2016
Restaurants – Full Service	Milton	GA		487	1,021	-	-	487	1,021	1,508	(55)	1950	01/29/2016
Health Clubs	Louisville	KY		407	654	4	1,378	411	2,032	2,443	(65)	2003	02/01/2016
Movie Theaters	Bristol	TN		3,322	6,883	-	-	3,322	6,883	10,205	(474)	2015	02/02/2016
Process, Physical Distribution, and Logistics Consulting Services	Hebron	KY		955	776	-	-	955	776	1,731	(130)	1998	02/09/2016
Process, Physical Distribution, and Logistics Consulting Services	Wayland	MI		1,009	843	-	-	1,009	843	1,852	(126)	2005	02/09/2016
Process, Physical Distribution, and Logistics Consulting Services	Ypsilanti	MI		1,686	2,016	-	-	1,686	2,016	3,702	(246)	1999	02/09/2016
Process, Physical Distribution, and Logistics Consulting Services	Columbus	OH		962	769	-	-	962	769	1,731	(129)	1995	02/09/2016
Pet Care	Lenexa	KS		459	1,163	-	-	459	1,163	1,622	(90)	1999	02/11/2016
Pet Care	Kansas City	MO		941	861	-	-	941	861	1,802	(87)	2004	02/11/2016
Pet Care	Lee's Summit	MO		513	947	-	-	513	947	1,460	(84)	2001	02/11/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Charlotte	NC		1,516	-	327	941	1,843	941	2,784	(67)	2016	02/12/2016
Child Day Care Services	Minnetonka	MN		521	1,064	-	634	521	1,698	2,219	(106)	1977	02/18/2016
Diagnostic Imaging Centers	Jupiter	FL	(f)	281	472	-	-	281	472	753	(65)	1990	02/19/2016
Child Day Care Services	Justin	TX		159	956	6	214	165	1,170	1,335	(78)	1999	02/19/2016
Metal Coating and Heat Treating	Elk Grove Village	IL		2,742	11,164	-	-	2,742	11,164	13,906	(1,039)	1956	02/22/2016
Automotive Repair and Maintenance	Aurora	IL		1,603	2,333	-	-	1,603	2,333	3,936	(143)	2006	02/24/2016
Automotive Repair and Maintenance	Elmwood Park	IL		1,083	2,152	-	-	1,083	2,152	3,235	(109)	1951	02/24/2016
Automotive Repair and Maintenance	Naperville	IL		1,134	2,643	-	-	1,134	2,643	3,777	(195)	2015	02/24/2016
Automotive Repair and Maintenance	Plainfield	IL		764	2,970	-	-	764	2,970	3,734	(154)	2013	02/24/2016
Automotive Repair and Maintenance	Wyoming	MI		351	1,905	-	-	351	1,905	2,256	(106)	2006	02/24/2016
Restaurants – Full Service	Balcones Heights	TX		194	1,064	-	-	194	1,064	1,258	(104)	1950	02/24/2016
Restaurants – Full Service	Converse	TX		230	390	-	-	230	390	620	(43)	1999	02/24/2016
Restaurants – Full Service	San Antonio	TX		1,189	1,260	-	-	1,189	1,260	2,449	(137)	1945	02/24/2016
Restaurants – Full Service	San Antonio	TX		228	1,239	-	-	228	1,239	1,467	(122)	1962	02/24/2016
Restaurants – Full Service	San Antonio	TX		117	569	-	-	117	569	686	(45)	1997	02/24/2016
Restaurants – Full Service	San Antonio	TX		375	740	-	-	375	740	1,115	(56)	1992	02/24/2016
Restaurants – Full Service	San Antonio	TX		274	821	-	-	274	821	1,095	(69)	1990	02/24/2016
Child Day Care Services	Augusta	GA		255	542	-	-	255	542	797	(56)	1982	02/26/2016
Child Day Care Services	Augusta	GA		401	538	-	-	401	538	939	(49)	2006	02/26/2016
Farm and Ranch Supply Stores	Mankato	MN		7,639	11,328	-	-	7,639	11,328	18,967	(1,083)	2015	02/26/2016
Farm and Ranch Supply Stores	Fargo	ND		7,219	16,872	-	-	7,219	16,872	24,091	(1,466)	1995	02/26/2016
Farm and Ranch Supply Stores	Hudson	WI	63,635	7,105	9,891	-	-	7,105	9,891	16,996	(941)	1992	02/26/2016
Farm and Ranch Supply Stores	Green Bay	WI		7,367	17,793	-	-	7,367	17,793	25,160	(1,142)	1966	06/16/2016
Farm and Ranch Supply Stores	Marshfield	WI		3,018	11,874	-	-	3,018	11,874	14,892	(724)	1980	06/16/2016
Child Day Care Services	Boiling Springs	SC		98	336	-	-	98	336	434	(35)	1979	02/26/2016
Furniture Stores	Midland	TX		1,846	7,267	-	373	1,846	7,640	9,486	(425)	2007	02/26/2016
Automotive Repair and Maintenance	McAllen	TX		1,620	2,245	-	-	1,620	2,245	3,865	(199)	2015	03/02/2016
Offices of Dentists	Palos Heights	IL		222	294	-	31	222	325	547	(34)	1974	03/04/2016
Commercial and Industrial Machinery and Equipment Repair and Maintenance	Cannon Falls	MN		1,788	3,291	-	-	1,788	3,291	5,079	(395)	1987	03/11/2016
Commercial and Industrial Machinery and Equipment Repair and Maintenance	Hastings	MN		799	703	-	-	799	703	1,502	(99)	1997	03/11/2016
Medical and Diagnostic Laboratories	Alpharetta	GA		2,852	5,676	-	-	2,852	5,676	8,528	(296)	1999	03/17/2016
Restaurants – Limited Service	Oklahoma City	OK		719	35	277	687	996	722	1,718	(35)	2017	03/22/2016
Restaurants – Full Service	Edmond	OK	(f)	231	599	-	-	231	599	830	(41)	1971	03/23/2016
Farm and Ranch Supply Stores	Casa Grande	AZ		1,950	1,063	-	-	1,950	1,063	3,013	(112)	2013	03/29/2016
Farm and Ranch Supply Stores	Burley	ID		1,287	2,705	-	-	1,287	2,705	3,992	(226)	1967	03/29/2016
Restaurants – Limited Service	Tulsa	OK		679	826	-	-	679	826	1,505	(77)	2013	03/29/2016
Farm and Ranch Supply Stores	Cedar City	UT		3,348	2,884	-	-	3,348	2,884	6,232	(343)	2002	03/29/2016
Farm and Ranch Supply Stores	St George	UT		3,223	3,189	-	-	3,223	3,189	6,412	(308)	2012	03/29/2016
Farm and Ranch Supply Stores	Tooele	UT		3,308	3,535	-	-	3,308	3,535	6,843	(315)	2002	03/29/2016
Farm and Ranch Supply Stores	Vernal	UT		1,811	1,851	-	-	1,811	1,851	3,662	(159)	2009	03/29/2016
Farm and Ranch Supply Stores	West Jordan	UT		2,587	3,435	-	-	2,587	3,435	6,022	(262)	2008	03/29/2016
Aerospace Product and Parts Manufacturing	Athens	GA		1,289	5,935	-	-	1,289	5,935	7,224	(420)	1995	03/30/2016
Health Clubs	Hobart	IN		544	1,193	-	-	544	1,193	1,737	(134)	1976	03/30/2016
Pet Care	Olathe	KS	(f)	1,294	1,034	-	-	1,294	1,034	2,328	(136)	1996	03/30/2016
Aerospace Product and Parts Manufacturing	Tulsa	OK		1,985	3,133	352	1,254	2,337	4,387	6,724	(280)	1965	03/30/2016
Turned Product and Screw, Nut and Bolt Manufacturing	Osgood	IN		470	1,011	-	-	470	1,011	1,481	(80)	2002	03/31/2016
Turned Product and Screw, Nut and Bolt Manufacturing	Versailles	IN		795	3,106	-	-	795	3,106	3,901	(201)	1965	03/31/2016
Agriculture and Construction Equipment Dealers	Jamestown	ND	(f)	2,112	6,577	-	-	2,112	6,577	8,689	(487)	2013	03/31/2016
Turned Product and Screw, Nut and Bolt Manufacturing	Euclid	OH		371	1,486	-	-	371	1,486	1,857	(104)	1930	03/31/2016
Turned Product and Screw, Nut and Bolt Manufacturing	Martin	TN		336	2,079	-	-	336	2,079	2,415	(151)	1972	03/31/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Turned Product and Screw, Nut and Bolt Manufacturing	Merrill	WI		738	2,164	-	-	738	2,164	2,902	(159)	1970	03/31/2016
Chemical Product Manufacturing	Memphis	TN		910	6,623	-	-	910	6,623	7,533	(431)	1973	04/11/2016
Addiction Treatment Centers	Spartanburg	SC		338	719	-	-	338	719	1,057	(60)	2007	04/14/2016
Restaurants – Limited Service	Frisco	TX		641	79	190	684	831	763	1,594	(29)	2017	04/14/2016
Child Day Care Services	Eden Prairie	MN	(f)	791	1,608	-	-	791	1,608	2,399	(85)	2012	04/15/2016
Child Day Care Services	St Paul	MN	(f)	560	452	437	1,724	997	2,176	3,173	(84)	2016	04/15/2016
Restaurants – Limited Service	Florence	SC		373	409	-	-	373	409	782	(36)	1996	04/15/2016
Restaurants – Limited Service	Florence	SC		251	352	-	-	251	352	603	(29)	1991	04/15/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Charlotte	NC		532	996	-	-	532	996	1,528	(60)	1988	04/19/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Tulsa	OK		214	861	-	-	214	861	1,075	(54)	1970	04/19/2016
Plastics and Resin Manufacturing	Indianapolis	IN		2,500	7,705	-	-	2,500	7,705	10,205	(527)	1979	04/22/2016
Plastics and Resin Manufacturing	Grenada	MS		519	2,390	-	-	519	2,390	2,909	(182)	1978	04/22/2016
Plastics and Resin Manufacturing	Rockingham	NC		553	1,686	-	-	553	1,686	2,239	(137)	1900	04/22/2016
Plastics and Resin Manufacturing	Paxinos	PA		964	1,974	-	-	964	1,974	2,938	(175)	1961	04/22/2016
Plastics and Resin Manufacturing	Reading	PA		4,816	12,985	-	-	4,816	12,985	17,801	(1,042)	1968	04/22/2016
Restaurants – Limited Service	Alvin	TX		363	398	-	-	363	398	761	(34)	1982	04/26/2016
Restaurants – Limited Service	Bay City	TX		339	493	-	-	339	493	832	(34)	1975	04/26/2016
Restaurants – Limited Service	Baytown	TX		255	311	-	-	255	311	566	(25)	1982	04/26/2016
Restaurants – Limited Service	Cleveland	TX		463	685	-	-	463	685	1,148	(47)	1977	04/26/2016
Restaurants – Limited Service	Dickinson	TX		346	359	-	-	346	359	705	(32)	1977	04/26/2016
Restaurants – Limited Service	El Campo	TX		529	666	-	-	529	666	1,195	(51)	1972	04/26/2016
Restaurants – Limited Service	Freeport	TX		210	216	-	-	210	216	426	(19)	1984	04/26/2016
Restaurants – Limited Service	Houston	TX		355	425	-	-	355	425	780	(34)	1982	04/26/2016
Restaurants – Limited Service	Houston	TX		221	309	-	-	221	309	530	(22)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		280	345	-	-	280	345	625	(27)	1980	04/26/2016
Restaurants – Limited Service	Houston	TX		247	317	-	-	247	317	564	(24)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		274	327	-	-	274	327	601	(26)	1984	04/26/2016
Restaurants – Limited Service	Houston	TX		226	247	-	-	226	247	473	(21)	1975	04/26/2016
Restaurants – Limited Service	Houston	TX		349	448	-	-	349	448	797	(34)	1978	04/26/2016
Restaurants – Limited Service	Houston	TX		341	432	-	-	341	432	773	(33)	1979	04/26/2016
Restaurants – Limited Service	Houston	TX		223	263	-	-	223	263	486	(21)	1982	04/26/2016
Restaurants – Limited Service	Houston	TX		308	339	-	-	308	339	647	(29)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		390	478	-	-	390	478	868	(38)	1984	04/26/2016
Restaurants – Limited Service	Huntsville	TX		545	593	-	-	545	593	1,138	(51)	1979	04/26/2016
Restaurants – Limited Service	Jasper	TX		240	336	-	-	240	336	576	(24)	1982	04/26/2016
Restaurants – Limited Service	Katy	TX		247	306	-	-	247	306	553	(24)	1984	04/26/2016
Restaurants – Limited Service	La Marque	TX		288	331	-	-	288	331	619	(27)	1995	04/26/2016
Restaurants – Limited Service	Livingston	TX		222	295	-	-	222	295	517	(22)	1986	04/26/2016
Restaurants – Limited Service	Pasadena	TX		333	349	-	-	333	349	682	(31)	1982	04/26/2016
Restaurants – Limited Service	Port Arthur	TX		350	344	-	-	350	344	694	(32)	1986	04/26/2016
Restaurants – Limited Service	Port Arthur	TX		201	221	-	-	201	221	422	(19)	1968	04/26/2016
Restaurants – Limited Service	South Houston	TX		257	326	-	-	257	326	583	(25)	1982	04/26/2016
Restaurants – Limited Service	West Columbia	TX		316	349	-	-	316	349	665	(30)	1982	04/26/2016
Restaurants – Limited Service	Wharton	TX		306	317	-	-	306	317	623	(28)	1972	04/26/2016
Child Day Care Services	Montgomery	IL		772	1,695	-	-	772	1,695	2,467	(116)	2009	04/29/2016
Child Day Care Services	Morton	IL		604	948	-	-	604	948	1,552	(74)	2012	04/29/2016
Child Day Care Services	Pekin	IL		485	808	-	-	485	808	1,293	(62)	1992	04/29/2016
Child Day Care Services	Peoria	IL		767	943	-	-	767	943	1,710	(72)	1996	04/29/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Peoria	IL		626	1,751	-	-	626	1,751	2,377	(116)	1985	04/29/2016
Child Day Care Services	Peoria	IL		402	762	-	-	402	762	1,164	(55)	1970	04/29/2016
Child Day Care Services	Peoria Heights	IL		217	1,175	-	-	217	1,175	1,392	(72)	1965	04/29/2016
Child Day Care Services	Romeoville	IL		802	1,516	-	-	802	1,516	2,318	(106)	2003	04/29/2016
Child Day Care Services	Becker	MN		191	690	65	99	256	789	1,045	(74)	1994	04/29/2016
Health Clubs	Lake in the Hills	IL		381	-	5	2,401	386	2,401	2,787	(45)	2017	05/04/2016
Restaurants – Limited Service	Clarksdale	MS		171	459	2	51	173	510	683	(35)	1988	05/06/2016
Restaurants – Limited Service	Cleveland	MS		91	396	3	53	94	449	543	(33)	1999	05/06/2016
Restaurants – Limited Service	Greenwood	MS		195	323	3	48	198	371	569	(38)	1984	05/06/2016
Restaurants – Full Service	Rochester	NY		429	4,630	-	-	429	4,630	5,059	(266)	1905	05/06/2016
Restaurants – Full Service	Syracuse	NY		776	4,965	-	-	776	4,965	5,741	(283)	1892	05/06/2016
Pet Care	Vancouver	WA	(f)	534	1,490	-	-	534	1,490	2,024	(94)	2000	05/06/2016
Child Day Care Services	Burleson	TX		309	1,069	-	-	309	1,069	1,378	(84)	2006	05/11/2016
Child Day Care Services	Burleson	TX		425	1,905	-	-	425	1,905	2,330	(113)	1993	05/11/2016
Child Day Care Services	Burleson	TX		435	1,494	-	-	435	1,494	1,929	(117)	2009	05/11/2016
Pet Care	Merced	CA	(f)	583	1,656	-	-	583	1,656	2,239	(114)	1986	05/12/2016
Amusement and Theme Parks	Grand Island	NY		8,009	-	-	-	8,009	-	8,009	(495)	1961	05/13/2016
Restaurants – Limited Service	Akron	OH		1,288	414	-	-	1,288	414	1,702	(82)	1950	05/17/2016
Restaurants – Limited Service	Akron	OH		453	1,975	-	-	453	1,975	2,428	(72)	1960	05/17/2016
Restaurants – Limited Service	Akron	OH		1,194	647	-	-	1,194	647	1,841	(86)	1994	05/17/2016
Restaurants – Limited Service	Akron	OH		241	1,541	-	-	241	1,541	1,782	(153)	2005	05/17/2016
Restaurants – Limited Service	Massillon	OH		511	733	-	-	511	733	1,244	(71)	1996	05/17/2016
Restaurants – Limited Service	North Canton	OH		584	799	-	-	584	799	1,383	(79)	2003	05/17/2016
Restaurants – Limited Service	Seven Hills	OH		780	374	-	-	780	374	1,154	(45)	2001	05/17/2016
Restaurants – Limited Service	Stow	OH		718	725	-	-	718	725	1,443	(63)	1987	05/17/2016
Radio and Television Broadcasting	Honolulu	HI		392	11,391	-	-	392	11,391	11,783	(453)	1998	05/19/2016
Automotive Repair and Maintenance	Peru	IL		251	360	-	-	251	360	611	(28)	1996	05/26/2016
Automotive Repair and Maintenance	Princeton	IL		89	482	-	-	89	482	571	(42)	1993	05/26/2016
Plastics and Resin Manufacturing	Greenville	SC		958	3,146	-	-	958	3,146	4,104	(217)	1965	05/27/2016
Plastics and Resin Manufacturing	Travelers Rest	SC		919	5,883	-	-	919	5,883	6,802	(522)	1981	05/27/2016
Child Day Care Services	Andover	MA		1,500	5,423	-	-	1,500	5,423	6,923	(347)	1930	05/31/2016
Child Day Care Services	Beverly	MA		1,520	5,003	-	-	1,520	5,003	6,523	(317)	2009	05/31/2016
Child Day Care Services	Hopkinton	MA		2,438	7,089	-	-	2,438	7,089	9,527	(528)	2004	05/31/2016
Child Day Care Services	Marlborough	MA		1,038	3,683	-	-	1,038	3,683	4,721	(237)	1996	05/31/2016
Lumber and Other Construction Materials Merchant Wholesalers	Naples	FL		2,154	3,343	-	-	2,154	3,343	5,497	(247)	2002	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Fort Myers	FL		5,501	15,647	-	-	5,501	15,647	21,148	(1,124)	1983	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Port	FL		1,249	3,247	-	-	1,249	3,247	4,496	(242)	2000	06/01/2016
Pet Care	Pompano Beach	FL	(f)	788	969	1,258	2,954	2,046	3,923	5,969	(112)	1968	06/01/2016
Elementary and Secondary Schools	Sunnyvale	CA		10,265	3,811	42	4,459	10,307	8,270	18,577	(605)	1956	06/02/2016
Restaurants – Limited Service	Abingdon	VA	(f)	321	96	106	585	427	681	1,108	(35)	1977	06/02/2016
Restaurants – Limited Service	Spring Hill	TN		455	91	441	450	896	541	1,437	(55)	2016	06/03/2016
Child Day Care Services	Sudbury	MA		2,291	6,093	-	-	2,291	6,093	8,384	(417)	1911	06/07/2016
Child Day Care Services	Walpole	MA		2,430	7,847	-	-	2,430	7,847	10,277	(411)	2008	06/07/2016
Child Day Care Services	Westford	MA		1,179	6,153	-	-	1,179	6,153	7,332	(382)	1996	06/07/2016
Furniture Stores	San Antonio	TX		1,190	3,501	-	-	1,190	3,501	4,691	(146)	1993	06/16/2016
Automotive Repair and Maintenance	Maplewood	MN		254	224	35	37	289	261	550	(28)	1962	06/17/2016
Automotive Repair and Maintenance	Minneapolis	MN		282	821	17	72	299	893	1,192	(74)	1954	06/17/2016
Child Day Care Services	Douglasville	GA		638	1,563	-	-	638	1,563	2,201	(84)	2008	06/27/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Nashville	TN		1,974	-	145	2,038	2,119	2,038	4,157	(5)	2017	06/30/2016
Spring and Wire Product Manufacturing	Houston	TX		4,401	5,028	-	-	4,401	5,028	9,429	(287)	1972	06/30/2016
Pet Care	Glendale	WI	(f)	313	710	-	-	313	710	1,023	(57)	1974	06/30/2016
Child Day Care Services	Novi	MI		959	90	1,204	2,711	2,163	2,801	4,964	(113)	2017	07/01/2016
Health Clubs	Katy	TX		1,065	468	1,385	5,166	2,450	5,634	8,084	(97)	2017	07/11/2016
Restaurants – Full Service	Sioux City	IA		369	2,169	-	-	369	2,169	2,538	(120)	1994	07/15/2016
Foundation, Structure, and Building Exterior Contractors	Bangor	ME	(f)	273	614	82	163	355	777	1,132	(70)	1979	07/15/2016
Restaurants – Full Service	Rapid City	SD		887	1,652	-	-	887	1,652	2,539	(108)	1996	07/15/2016
Restaurants – Full Service	Sioux Falls	SD		518	2,550	-	-	518	2,550	3,068	(146)	2001	07/15/2016
Restaurants – Full Service	Spearfish	SD		790	1,447	-	-	790	1,447	2,237	(94)	2000	07/15/2016
Restaurants – Full Service	Watertown	SD		700	2,327	-	-	700	2,327	3,027	(140)	2005	07/15/2016
Plastics and Resin Manufacturing	Philmont	NY	(f)	887	3,434	-	-	887	3,434	4,321	(270)	1963	07/21/2016
Family Entertainment Centers and Bowling Centers	Seattle	WA		1,726	1,082	-	-	1,726	1,082	2,808	(89)	1957	07/26/2016
Pet Care	Ann Arbor	MI	(f)	719	899	-	-	719	899	1,618	(79)	1986	07/27/2016
Addiction Treatment Centers	Newton	AL		102	349	-	-	102	349	451	(18)	1980	07/28/2016
Addiction Treatment Centers	Oxford	AL		132	1,140	-	-	132	1,140	1,272	(41)	1950	07/28/2016
Addiction Treatment Centers	Waco	TX		68	223	-	-	68	223	291	(16)	1976	07/28/2016
Health Clubs	Florence	KY		286	-	293	2,124	579	2,124	2,703	(42)	2017	07/29/2016
Pet Care	Phoenix	AZ		573	1,121	-	-	573	1,121	1,694	(50)	2008	08/02/2016
Pet Care	Jacksonville	FL		415	3,236	-	-	415	3,236	3,651	(388)	2004	08/02/2016
Pet Care	Newberry	FL		999	1,372	-	-	999	1,372	2,371	(97)	2008	08/02/2016
Pet Care	Ormond Beach	FL		404	1,274	-	-	404	1,274	1,678	(66)	2006	08/02/2016
Pet Care	Riviera Beach	FL		934	2,037	-	-	934	2,037	2,971	(117)	1987	08/02/2016
Pet Care	Sanford	FL		1,165	667	-	-	1,165	667	1,832	(52)	2007	08/02/2016
Pet Care	Kenner	LA		650	1,603	-	-	650	1,603	2,253	(93)	1968	08/02/2016
Pet Care	Huntersville	NC		1,070	732	-	-	1,070	732	1,802	(85)	2001	08/02/2016
Pet Care	Matthews	NC		440	1,162	-	-	440	1,162	1,602	(65)	1992	08/02/2016
Pet Care	Houston	TX		1,412	3,100	-	-	1,412	3,100	4,512	(156)	2008	08/02/2016
Pet Care	Humble	TX		936	1,746	-	-	936	1,746	2,682	(105)	2009	08/02/2016
Pet Care	Irving	TX		383	2,349	-	-	383	2,349	2,732	(97)	2005	08/02/2016
Restaurants – Limited Service	Houston	TX		348	459	-	-	348	459	807	(29)	1987	08/03/2016
Pet Care	Albuquerque	NM	(f)	764	1,010	-	-	764	1,010	1,774	(62)	1996	08/09/2016
Pet Care	Los Ranchos de Albuquerque	NM	(f)	1,107	768	-	-	1,107	768	1,875	(65)	1955	08/09/2016
Health Clubs	Little Rock	AR		1,868	1,330	-	-	1,868	1,330	3,198	(72)	2008	08/12/2016
Health Clubs	Chattanooga	TN		962	1,344	-	81	962	1,425	2,387	(75)	2007	08/12/2016
Pet Care	Columbus	GA	(f)	192	431	-	-	192	431	623	(33)	1975	08/19/2016
Restaurants – Full Service	Gastonia	NC	(f)	1,408	-	352	1,282	1,760	1,282	3,042	(33)	2017	08/22/2016
Automotive Repair and Maintenance	Channahon	IL		446	630	-	-	446	630	1,076	-		08/25/2016
Car Dealers	Orlando	FL		4,389	4,933	144	473	4,533	5,406	9,939	(339)	1990	08/26/2016
Pet Care	Horn Lake	MS		200	673	-	-	200	673	873	(33)	1997	08/26/2016
Foundation, Structure, and Building Exterior Contractors	Rotterdam	NY	(f)	244	417	-	32	244	449	693	(33)	2002	08/26/2016
Restaurants – Limited Service	Benton	KY		341	574	-	-	341	574	915	(35)	2014	08/30/2016
Restaurants – Limited Service	Jackson	OH		521	394	-	-	521	394	915	(23)	1994	08/30/2016
Restaurants – Limited Service	Nelsonville	OH		382	563	-	-	382	563	945	(39)	1994	08/30/2016
Restaurants – Limited Service	Portsmouth	OH		377	607	-	-	377	607	984	(36)	1998	08/30/2016
Restaurants – Limited Service	Barboursville	WV		389	654	-	-	389	654	1,043	(39)	1994	08/30/2016
Restaurants – Limited Service	Parkersburg	WV		366	698	-	-	366	698	1,064	(40)	2007	08/30/2016
Neuro-rehabilitation Centers	Dripping Springs	TX		3,346	4,063	-	-	3,346	4,063	7,409	(371)	1981	09/02/2016
Lumber and Other Construction Materials Merchant Wholesalers	Big Lake	MN		752	492	-	-	752	492	1,244	(60)	1999	09/14/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Hastings	MN		798	1,038	-	-	798	1,038	1,836	(96)	1986	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Kasson	MN		367	1,249	-	-	367	1,249	1,616	(102)	1981	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Red Wing	MN		568	526	-	-	568	526	1,094	(60)	2002	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Stillwater	MN		207	45	-	-	207	45	252	(7)	1959	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Amery	WI		230	342	-	-	230	342	572	(29)	1998	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Chippewa Falls	WI		331	1,322	-	-	331	1,322	1,653	(76)	2006	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Hayward	WI		589	594	-	-	589	594	1,183	(55)	1970	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Milltown	WI		372	300	-	-	372	300	672	(34)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Rice Lake	WI		419	463	-	-	419	463	882	(40)	1982	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	River Falls	WI		817	1,146	-	-	817	1,146	1,963	(116)	1978	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Siren	WI		384	568	-	-	384	568	952	(53)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Spooner	WI		177	485	-	-	177	485	662	(36)	1970	09/14/2016
Restaurants – Full Service	McDonough	GA	(f)	1,814	235	761	1,731	2,575	1,966	4,541	(58)	2017	09/16/2016
Restaurants – Limited Service	Carlisle	PA	(f)	668	-	440	530	1,108	530	1,638	(24)	2017	09/20/2016
Restaurants – Full Service	Troy	NY		1,695	4,540	-	-	1,695	4,540	6,235	(180)	1989	09/26/2016
Pet Care	Carmel	IN		400	1,082	-	-	400	1,082	1,482	(52)	1975	09/27/2016
Medical Equipment and Supplies Manufacturing	Warsaw	IN		1,603	2,186	-	-	1,603	2,186	3,789	(172)	1954	09/28/2016
Restaurants – Full Service	Minneapolis	MN		2,614	3,424	-	-	2,614	3,424	6,038	(110)	1956	09/28/2016
Medical Equipment and Supplies Manufacturing	Kenosha	WI		1,456	2,774	-	-	1,456	2,774	4,230	(158)	2001	09/28/2016
Health Clubs	Fresno	CA	(f)	681	1,796	50	251	731	2,047	2,778	(88)	1978	09/30/2016
Child Day Care Services	Aurora	IL		332	1,228	-	-	332	1,228	1,560	(90)	1999	09/30/2016
Child Day Care Services	Naperville	IL		488	1,121	-	-	488	1,121	1,609	(86)	1999	09/30/2016
Child Day Care Services	Oswego	IL		374	1,155	-	-	374	1,155	1,529	(64)	2007	09/30/2016
Pet Care	Winston-Salem	NC	(f)	463	712	-	-	463	712	1,175	(54)	1966	09/30/2016
Steel Product Manufacturing	Mineral Ridge	OH		392	270	-	-	392	270	662	(20)	2001	09/30/2016
Chemical Product Manufacturing	Fountain Inn	SC		612	4,113	-	-	612	4,113	4,725	(195)	1995	09/30/2016
Steel Product Manufacturing	Bristol	TN		1,698	5,746	-	-	1,698	5,746	7,444	(261)	1965	09/30/2016
Chemical Product Manufacturing	Cleveland	TN		490	3,861	-	-	490	3,861	4,351	(166)	1977	09/30/2016
Steel Product Manufacturing	Andrews	TX		2,098	1,545	-	-	2,098	1,545	3,643	(95)	1998	09/30/2016
Steel Product Manufacturing	Houston	TX		1,222	171	-	-	1,222	171	1,393	(17)	1965	09/30/2016
Food Processing and Manufacturing	Colby	WI		769	14,530	-	238	769	14,768	15,537	(650)	1976	09/30/2016
Food Processing and Manufacturing	Unity	WI		272	2,100	-	-	272	2,100	2,372	(105)	1990	09/30/2016
Movie Theaters	Clinton Township	MI	(f)	2,119	4,674	-	3,710	2,119	8,384	10,503	(449)	1989	10/07/2016
Machine Tool Manufacturing	Statesboro	GA		217	309	-	273	217	582	799	(21)	2000	10/14/2016
Machine Tool Manufacturing	Macomb	MI		656	5,967	-	-	656	5,967	6,623	(212)	1999	10/14/2016
Machine Tool Manufacturing	Washington	MO		892	2,758	-	-	892	2,758	3,650	(165)	1994	10/14/2016
Machine Tool Manufacturing	Washington	MO		726	1,490	-	-	726	1,490	2,216	(101)	1999	10/14/2016
Machine Tool Manufacturing	Fort Loramie	OH		490	2,476	-	-	490	2,476	2,966	(101)	1992	10/14/2016
Manufacturer of Preschool and Toddler Toys	Perrysville	OH		4,176	10,092	-	-	4,176	10,092	14,268	(579)	1995	10/18/2016
Manufacturer of Preschool and Toddler Toys	Streetsboro	OH		4,515	14,239	-	-	4,515	14,239	18,754	(821)	1993	10/18/2016
Health Clubs	Mission	TX		618	283	-	2,159	618	2,442	3,060	-		10/18/2016
Pet Care	Thiensville	WI	(f)	216	584	-	-	216	584	800	(40)	1964	10/21/2016
Offices of Physicians	Little Rock	AR		850	3,564	-	-	850	3,564	4,414	(119)	1989	10/26/2016
Restaurants – Full Service	Brooklyn Park	MN		905	1,216	-	-	905	1,216	2,121	(63)	1988	10/27/2016
Mental / Behavioral Health Treatment Centers	Columbus	OH		1,517	14,502	-	-	1,517	14,502	16,019	(464)	2007	10/27/2016
Lumber and Other Construction Materials Merchant Wholesalers	Glencoe	MN		205	537	-	-	205	537	742	(39)	1961	10/28/2016
Lumber and Other Construction Materials Merchant Wholesalers	Watertown	MN		500	763	-	-	500	763	1,263	(47)	1997	10/28/2016
Furniture Stores	Prattville	AL		1,416	4,557	-	-	1,416	4,557	5,973	(145)	1996	10/31/2016
Pet Care	Thonotosassa	FL	(f)	575	1,708	-	-	575	1,708	2,283	(69)	2009	11/03/2016
Apparel Manufacturing	Conover	NC		251	2,716	-	-	251	2,716	2,967	(111)	1973	11/07/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Apparel Manufacturing	Newton	NC		445	1,765	-	-	445	1,765	2,210	(81)	1982	11/07/2016
Wholesale Automobile Auction	Houston	TX	(f)	6,981	6,294	4,018	2,703	10,999	8,997	19,996	(493)	2015	11/07/2016
Furniture Stores	Rogers	AR		3,546	3,094	-	-	3,546	3,094	6,640	(123)	2005	11/09/2016
Furniture Stores	Terre Haute	IN		1,991	3,168	-	-	1,991	3,168	5,159	(125)	2013	11/09/2016
Furniture Stores	Springfield	MO		2,591	4,105	-	-	2,591	4,105	6,696	(123)	2005	11/09/2016
Furniture Stores	Springfield	MO		715	1,919	-	-	715	1,919	2,634	(76)	2013	11/09/2016
Restaurants – Limited Service	Lexington	KY	(f)	569	232	-	-	569	232	801	(13)	1980	11/14/2016
Restaurants – Limited Service	Lexington	KY	(f)	314	266	-	-	314	266	580	(16)	1980	11/14/2016
Restaurants – Limited Service	Lexington	KY	(f)	338	393	-	-	338	393	731	(23)	1986	11/14/2016
Restaurants – Limited Service	Middletown	KY	(f)	391	380	-	-	391	380	771	(21)	1997	11/14/2016
Restaurants – Limited Service	Nicholasville	KY	(f)	269	241	-	-	269	241	510	(16)	1992	11/14/2016
Restaurants – Limited Service	Pikeville	KY	(f)	321	300	-	-	321	300	621	(20)	1983	11/14/2016
Child Day Care Services	Queen Creek	AZ	(f)	527	1,581	-	-	527	1,581	2,108	(51)	2006	11/17/2016
Pet Care	Largo	FL	(f)	273	549	-	-	273	549	822	(27)	1950	11/18/2016
Child Day Care Services	Augusta	GA		148	445	-	-	148	445	593	(23)	1991	11/18/2016
Car Dealers	Indianapolis	IN		1,033	1,437	-	-	1,033	1,437	2,470	(76)	1969	11/18/2016
Car Dealers	Indianapolis	IN		720	700	-	-	720	700	1,420	(51)	1998	11/18/2016
Car Dealers	Mishawaka	IN		775	470	-	-	775	470	1,245	(35)	1999	11/18/2016
Printed Circuit Assembly (Electronic Assembly) Manufacturing	Albuquerque	NM		722	3,127	-	-	722	3,127	3,849	(165)	1999	11/18/2016
Car Dealers	Columbus	OH		385	724	-	-	385	724	1,109	(34)	1982	11/18/2016
Car Dealers	Columbus	OH		1,766	2,007	-	-	1,766	2,007	3,773	(118)	1967	11/18/2016
Restaurants – Full Service	San Antonio	TX		1,390	211	745	1,320	2,135	1,531	3,666	(44)	2017	11/29/2016
Automotive Repair and Maintenance	Chandler	AZ		1,319	2,488	-	-	1,319	2,488	3,807	(83)	2000	11/30/2016
Automotive Repair and Maintenance	Fountain Hills	AZ		355	557	-	-	355	557	912	(22)	2009	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		765	702	-	-	765	702	1,467	(45)	1999	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		852	1,131	-	-	852	1,131	1,983	(41)	2008	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		426	704	-	-	426	704	1,130	(30)	1976	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		664	1,001	-	-	664	1,001	1,665	(43)	1995	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		706	1,208	-	-	706	1,208	1,914	(52)	1983	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		781	2,203	-	-	781	2,203	2,984	(84)	1986	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		858	976	-	-	858	976	1,834	(45)	2004	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		552	787	-	-	552	787	1,339	(33)	1993	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		893	743	-	-	893	743	1,636	(33)	1997	11/30/2016
Automotive Repair and Maintenance	Sun City West	AZ		452	1,134	-	-	452	1,134	1,586	(44)	1990	11/30/2016
Automotive Repair and Maintenance	Tempe	AZ		831	983	-	-	831	983	1,814	(43)	1995	11/30/2016
Automotive Repair and Maintenance	Henderson	NV		458	1,525	-	-	458	1,525	1,983	(62)	2006	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		316	755	-	-	316	755	1,071	(45)	1991	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		933	1,397	-	-	933	1,397	2,330	(62)	2004	11/30/2016
Automotive Repair and Maintenance	North Las Vegas	NV		1,044	1,107	-	-	1,044	1,107	2,151	(50)	2005	11/30/2016
Automotive Repair and Maintenance	Austin	TX		1,108	1,301	-	-	1,108	1,301	2,409	(46)	2009	11/30/2016
Automotive Repair and Maintenance	Georgetown	TX		638	502	-	-	638	502	1,140	(24)	2008	11/30/2016
Automotive Repair and Maintenance	Lakeway	TX		841	1,202	-	-	841	1,202	2,043	(68)	2015	11/30/2016
Health Clubs	Chicago	IL		7,155	4,440	-	-	7,155	4,440	11,595	(182)	1974	12/01/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,312	1,931	-	-	2,312	1,931	4,243	(130)	2005	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,100	1,392	-	-	2,100	1,392	3,492	(114)	2008	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,575	1,508	-	-	1,575	1,508	3,083	(94)	2011	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,314	1,479	-	-	1,314	1,479	2,793	(98)	2008	12/06/2016
Rubber Product Manufacturing	Kaufman	TX		1,119	5,897	-	-	1,119	5,897	7,016	(371)	1973	12/06/2016
Health Clubs	Harlingen	TX		920	391	-	48	920	439	1,359	-		12/08/2016
Child Day Care Services	Frisco	TX		995	1,842	-	-	995	1,842	2,837	(89)	2003	12/09/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Dickson City	PA		968	277	-	733	968	1,010	1,978	(28)	2000	12/12/2016
Chemical Product Manufacturing	Norton	OH		748	2,892	-	-	748	2,892	3,640	(117)	1986	12/16/2016
Chemical Product Manufacturing	Tomball	TX		1,544	1,272	-	-	1,544	1,272	2,816	(92)	2001	12/16/2016
Pet Care	Phoenix	AZ	(f)	611	1,808	-	-	611	1,808	2,419	(68)	1997	12/22/2016
Consumer Goods Rental	Cortez	CO		569	1,653	-	-	569	1,653	2,222	(59)	2014	12/22/2016
Consumer Goods Rental	Grand Junction	CO		578	831	-	-	578	831	1,409	(33)	2005	12/22/2016
Farm and Ranch Supply Stores	Monticello	MN		8,998	5,920	3,643	9,861	12,641	15,781	28,422	(228)	2017	12/22/2016
Consumer Goods Rental	Ontario	OR		434	1,302	-	-	434	1,302	1,736	(35)	2010	12/22/2016
Pet Care	Arlington	TX		447	324	-	-	447	324	771	(20)	1993	12/22/2016
Pet Care	Bedford	TX		166	646	-	-	166	646	812	(26)	1982	12/22/2016
Pet Care	Farmers Branch	TX		118	551	-	-	118	551	669	(20)	1965	12/22/2016
Pet Care	Houston	TX		309	350	-	-	309	350	659	(19)	1977	12/22/2016
Pet Care	Houston	TX		218	148	-	-	218	148	366	(8)	1965	12/22/2016
Pet Care	Humble	TX		254	283	-	-	254	283	537	(26)	1992	12/22/2016
Pet Care	La Porte	TX		159	531	-	-	159	531	690	(30)	2000	12/22/2016
Pet Care	Mansfield	TX		271	430	-	-	271	430	701	(33)	1984	12/22/2016
Pet Care	Spring	TX		361	491	-	-	361	491	852	(29)	1994	12/22/2016
Pet Care	Wylie	TX		226	596	-	-	226	596	822	(34)	1985	12/22/2016
Consumer Goods Rental	Vernal	UT		420	1,306	-	-	420	1,306	1,726	(36)	2007	12/22/2016
Consumer Goods Rental	Riverton	WY		368	1,388	-	-	368	1,388	1,756	(39)	2009	12/22/2016
Cement and Concrete Product Manufacturing	Jacksonville	FL		4,343	3,230	-	-	4,343	3,230	7,573	(330)	2005	12/27/2016
Pet Care	Inver Grove Heights	MN		758	1,047	-	-	758	1,047	1,805	(59)	1963	12/30/2016
Addiction Treatment Centers	St. Albans	VT		312	283	6	509	318	792	1,110	(29)	1997	12/30/2016
Pet Care	Atlanta	GA		376	858	-	-	376	858	1,234	(30)	2005	01/03/2017
Pet Care	Murrayville	GA		406	366	-	-	406	366	772	(19)	1988	01/03/2017
Pet Care	Thomasville	NC	(f)	369	1,259	-	-	369	1,259	1,628	(41)	2014	01/05/2017
Pet Care	Thomasville	NC	(f)	174	459	-	-	174	459	633	(16)	1956	01/05/2017
Loading Dock Equipment Manufacturers	Malvern	AR		832	3,507	17	424	849	3,931	4,780	(154)	1971	01/06/2017
Loading Dock Equipment Manufacturers	Germantown	WI		1,127	2,265	16	247	1,143	2,512	3,655	(101)	1978	01/06/2017
Health Clubs	Amarillo	TX		903	2,562	-	-	903	2,562	3,465	(141)	1980	01/09/2017
Health Clubs	Chandler	AZ		1,591	413	-	1,643	1,591	2,056	3,647	-		01/11/2017
Farm and Ranch Supply Stores	Peyton	CO		1,714	4,961	-	-	1,714	4,961	6,675	(184)	2000	01/17/2017
Diagnostic Imaging Centers	Cohoes	NY		663	2,031	-	-	663	2,031	2,694	(73)	1985	01/23/2017
Diagnostic Imaging Centers	Kingston	PA		510	5,348	-	-	510	5,348	5,858	(133)	1959	01/23/2017
Pet Care	Englewood	CO	(f)	204	764	-	-	204	764	968	(35)	1965	01/27/2017
Lumber and Other Construction Materials Merchant Wholesalers	Batesville	AR		430	1,072	-	-	430	1,072	1,502	(52)	1995	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Benton	AR		322	719	-	-	322	719	1,041	(37)	1977	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Cabot	AR		346	1,256	-	-	346	1,256	1,602	(53)	1980	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Conway	AR		560	1,592	-	-	560	1,592	2,152	(76)	1985	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Conway	AR		52	509	-	-	52	509	561	(18)	1993	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Fayetteville	AR		502	1,831	-	-	502	1,831	2,333	(75)	1995	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Jonesboro	AR		483	1,559	-	-	483	1,559	2,042	(65)	1988	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Little Rock	AR		540	772	-	-	540	772	1,312	(35)	1970	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	AR		1,530	2,104	-	-	1,530	2,104	3,634	(83)	1992	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Russellville	AR		685	1,057	-	-	685	1,057	1,742	(50)	1983	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		519	3,716	-	-	519	3,716	4,235	(132)	1988	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		1,003	949	-	-	1,003	949	1,952	(33)	1985	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		487	1,915	-	-	487	1,915	2,402	(69)	1999	01/31/2017
Restaurants – Full Service	Altamonte Springs	FL		382	1,311	-	-	382	1,311	1,693	(43)	1994	01/31/2017
Restaurants – Full Service	Bradenton	FL		1,238	1,153	-	-	1,238	1,153	2,391	(68)	1960	01/31/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Gainesville	FL		1,076	817	-	-	1,076	817	1,893	(54)	1992	01/31/2017
Restaurants – Full Service	Kissimmee	FL		967	926	-	-	967	926	1,893	(45)	2009	01/31/2017
Restaurants – Full Service	Lakeland	FL		843	1,049	-	-	843	1,049	1,892	(40)	1985	01/31/2017
Restaurants – Full Service	Largo	FL		784	1,607	-	-	784	1,607	2,391	(60)	1972	01/31/2017
Restaurants – Full Service	New Port Richey	FL		1,022	871	-	-	1,022	871	1,893	(53)	1973	01/31/2017
Restaurants – Full Service	Orlando	FL		1,159	933	-	-	1,159	933	2,092	(60)	1982	01/31/2017
Restaurants – Full Service	Orlando	FL		1,188	804	-	-	1,188	804	1,992	(50)	1999	01/31/2017
Restaurants – Full Service	Palm Harbor	FL		949	844	-	-	949	844	1,793	(46)	1983	01/31/2017
Restaurants – Full Service	Sanford	FL		1,312	879	-	-	1,312	879	2,191	(54)	1984	01/31/2017
Restaurants – Full Service	Tampa	FL		913	880	-	-	913	880	1,793	(55)	1985	01/31/2017
Restaurants – Full Service	Tampa	FL		949	844	-	-	949	844	1,793	(42)	1984	01/31/2017
Restaurants – Full Service	Wesley Chapel	FL		1,322	1,168	-	-	1,322	1,168	2,490	(53)	2007	01/31/2017
Restaurants – Full Service	Plymouth	MN	(f)	1,837	2,894	-	-	1,837	2,894	4,731	(113)	1973	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Joplin	MO		430	692	-	-	430	692	1,122	(34)	1977	01/31/2017
Pet Care	Huntsville	AL		290	733	-	-	290	733	1,023	(24)	1963	02/01/2017
Motor Vehicle Gasoline Engine and Engine Parts Manufacturing	Tallahassee	FL		1,681	6,860	-	-	1,681	6,860	8,541	(279)	1980	02/03/2017
Motor Vehicle Gasoline Engine and Engine Parts Manufacturing	Defiance	OH		378	1,289	-	-	378	1,289	1,667	(73)	1985	02/03/2017
Motor Vehicle Gasoline Engine and Engine Parts Manufacturing	Defiance	OH		662	2,960	-	-	662	2,960	3,622	(166)	1987	02/03/2017
Motor Vehicle Gasoline Engine and Engine Parts Manufacturing	Toledo	OH		320	2,873	-	-	320	2,873	3,193	(143)	1983	02/03/2017
Health Clubs	Westborough	MA		2,013	5,511	-	-	2,013	5,511	7,524	(200)	1973	02/15/2017
Consumer Goods Rental	Winnemucca	NV		364	749	-	3	364	752	1,116	(34)	1996	02/16/2017
Consumer Goods Rental	Cheyenne	WY		325	981	-	3	325	984	1,309	(25)	2006	02/16/2017
Prefabricated Metal Building and Component Manufacturing	Holland	MI		1,596	6,621	-	-	1,596	6,621	8,217	(232)	1969	02/17/2017
Rubber Product Manufacturing	Tallapoosa	GA	(f)	657	2,938	-	-	657	2,938	3,595	(103)	1964	02/23/2017
Rubber Product Manufacturing	Barberton	OH	(f)	819	3,148	-	-	819	3,148	3,967	(119)	1920	02/23/2017
Rubber Product Manufacturing	Huntingdon	TN	(f)	645	1,641	-	-	645	1,641	2,286	(76)	1989	02/23/2017
Pet Care	Melbourne	FL		314	1,720	-	-	314	1,720	2,034	(40)	2005	02/27/2017
Furniture Stores	Downers Grove	IL		3,268	15,915	-	-	3,268	15,915	19,183	(361)	1974	03/01/2017
Furniture Stores	Schaumburg	IL		6,062	6,226	-	-	6,062	6,226	12,288	(202)	1996	03/01/2017
Furniture Stores	Woodridge	IL		3,558	6,288	-	-	3,558	6,288	9,846	(180)	2014	03/01/2017
Furniture Stores	Bay City	MI		755	6,218	-	-	755	6,218	6,973	(158)	1995	03/01/2017
Furniture Stores	Burton	MI		1,564	7,900	-	-	1,564	7,900	9,464	(205)	1987	03/01/2017
Furniture Stores	Howell	MI		1,569	6,493	-	-	1,569	6,493	8,062	(169)	1997	03/01/2017
Furniture Stores	Livonia	MI		1,414	7,442	-	-	1,414	7,442	8,856	(176)	1982	03/01/2017
Furniture Stores	Petoskey	MI		1,961	5,983	-	-	1,961	5,983	7,944	(150)	2008	03/01/2017
Furniture Stores	Port Huron	MI		1,514	8,215	-	-	1,514	8,215	9,729	(219)	2001	03/01/2017
Furniture Stores	Portage	MI		1,601	7,657	-	-	1,601	7,657	9,258	(168)	1983	03/01/2017
Furniture Stores	Royal Oak	MI		613	8,390	-	-	613	8,390	9,003	(236)	1998	03/01/2017
Furniture Stores	Saginaw	MI		1,413	9,807	-	-	1,413	9,807	11,220	(300)	1984	03/01/2017
Furniture Stores	Shelby Township	MI		1,666	11,241	-	-	1,666	11,241	12,907	(261)	1992	03/01/2017
Furniture Stores	Taylor	MI		2,065	12,793	-	-	2,065	12,793	14,858	(303)	1977	03/01/2017
Furniture Stores	Warren	MI		599	6,933	-	-	599	6,933	7,532	(158)	1962	03/01/2017
Furniture Stores	Waterford	MI		1,129	8,364	-	-	1,129	8,364	9,493	(198)	1972	03/01/2017
Furniture Stores	Holland	OH		2,963	12,532	-	-	2,963	12,532	15,495	(286)	2013	03/01/2017
Pet Care	Lutz	FL	(f)	243	443	-	-	243	443	686	(16)	2008	03/02/2017
Mental / Behavioral Health Treatment Centers	Albuquerque	NM		1,283	1,609	-	5,200	1,283	6,809	8,092	(111)	1980	03/02/2017
Offices of Dentists	Chicago	IL		164	489	-	287	164	776	940	(16)	1964	03/03/2017
Offices of Physicians	Flagstaff	AZ		1,062	2,579	-	-	1,062	2,579	3,641	(73)	2012	03/08/2017
Offices of Physicians	Globe	AZ		212	416	-	-	212	416	628	(18)	2003	03/08/2017
Offices of Physicians	Lake Havasu City	AZ		840	2,552	-	-	840	2,552	3,392	(81)	1979	03/08/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Offices of Physicians	Mesa	AZ		1,073	3,496	-	-	1,073	3,496	4,569	(73)	2008	03/08/2017
Offices of Physicians	Phoenix	AZ		174	6,374	-	-	174	6,374	6,548	(142)	1977	03/08/2017
Offices of Physicians	Safford	AZ		343	814	-	-	343	814	1,157	(27)	1987	03/08/2017
Offices of Physicians	Show Low	AZ		413	2,131	-	-	413	2,131	2,544	(52)	2014	03/08/2017
Automotive Repair and Maintenance	Bloomington	MN		952	427	-	-	952	427	1,379	(15)	2003	03/13/2017
Aerospace Product and Parts Manufacturing	Orange City	IA	(f)	1,219	3,750	-	-	1,219	3,750	4,969	(107)	2004	03/15/2017
Child Day Care Services	Eden Prairie	MN		1,065	1,073	5	153	1,070	1,226	2,296	(44)	1996	03/15/2017
Aerospace Product and Parts Manufacturing	Auburn	WA	(f)	495	949	-	-	495	949	1,444	(32)	1991	03/15/2017
Aerospace Product and Parts Manufacturing	Auburn	WA	(f)	1,059	719	-	-	1,059	719	1,778	(26)	1985	03/15/2017
Aerospace Product and Parts Manufacturing	Auburn	WA	(f)	658	1,313	-	-	658	1,313	1,971	(45)	1988	03/15/2017
Rubber Product Manufacturing	Whitewater	WI	(f)	495	2,230	-	-	495	2,230	2,725	(68)	1994	03/16/2017
Addiction Treatment Centers	Jacksonville	FL	(f)	796	2,212	-	-	796	2,212	3,008	(53)	1998	03/24/2017
Restaurants – Limited Service	Montgomery	AL		814	1,100	-	-	814	1,100	1,914	(33)	2016	03/29/2017
Restaurants – Limited Service	Prattville	AL		798	1,196	-	-	798	1,196	1,994	(36)	2016	03/29/2017
Wholesale Automobile Auction	Parma	MI	(f)	1,256	716	-	-	1,256	716	1,972	(75)	1972	03/31/2017
Wholesale Automobile Auction	Wayland	MI	(f)	6,867	8,177	-	-	6,867	8,177	15,044	(476)	1998	03/31/2017
Family Entertainment Centers and Bowling Centers	Yakima	WA		1,104	1,612	-	-	1,104	1,612	2,716	(68)	1966	03/31/2017
Health Clubs	St Paul	MN	(f)	560	1,468	-	-	560	1,468	2,028	(39)	1988	04/07/2017
Bag and Packaging Manufacturing	El Dorado	AR		916	7,440	-	-	916	7,440	8,356	(295)	1963	04/12/2017
Bag and Packaging Manufacturing	Rosemount	MN		2,768	5,352	-	-	2,768	5,352	8,120	(236)	1962	04/12/2017
Bag and Packaging Manufacturing	Omaha	NE		2,028	3,546	-	-	2,028	3,546	5,574	(160)	1992	04/12/2017
Child Day Care Services	Birmingham	AL	(f)	873	3,150	-	-	873	3,150	4,023	(64)	1995	04/19/2017
Child Day Care Services	Hoover	AL	(f)	972	2,568	-	-	972	2,568	3,540	(55)	2001	04/19/2017
Restaurants – Limited Service	Princeton	WV		915	424	-	-	915	424	1,339	(29)	2009	04/21/2017
Restaurants – Limited Service	Saint Albans	WV		512	457	-	-	512	457	969	(20)	2009	04/21/2017
Office Supplies (except Paper) Manufacturing	Elk Grove Village	IL		703	3,541	-	-	703	3,541	4,244	(83)	1967	04/26/2017
Furniture Stores	San Antonio	TX		1,586	23	514	1,626	2,100	1,649	3,749	(6)	2017	04/26/2017
Child Day Care Services	Mesa	AZ	(f)	272	900	-	-	272	900	1,172	(18)	1991	04/28/2017
Offices of Physicians	Galesburg	IL	(f)	404	860	-	-	404	860	1,264	(26)	2003	04/28/2017
Offices of Physicians	Morton	IL	(f)	899	2,822	-	-	899	2,822	3,721	(62)	2012	04/28/2017
Offices of Physicians	Normal	IL	(f)	585	1,191	-	-	585	1,191	1,776	(29)	2002	04/28/2017
Offices of Physicians	Peoria	IL	(f)	2,874	9,702	-	-	2,874	9,702	12,576	(201)	1991	04/28/2017
Wedding and Event Venues	Hampstead	NH		802	1,370	-	-	802	1,370	2,172	(58)	1991	04/28/2017
Restaurants – Full Service	Boise	ID		861	354	-	-	861	354	1,215	(12)	1992	05/12/2017
Movie Theaters	Richmond	TX		2,658	-	-	500	2,658	500	3,158	-		05/25/2017
R/F and Microwave Device Manufacturer	Colorado Springs	CO		3,091	9,898	-	6,010	3,091	15,908	18,999	(174)	2005	05/31/2017
Freight Transportation Arrangement	North Charleston	SC		1,818	13,195	-	-	1,818	13,195	15,013	(208)	2014	05/31/2017
Elementary and Secondary Schools	Fremont	CA		8,419	691	-	7,561	8,419	8,252	16,671	-	1979	06/12/2017
Pet Care	South Deerfield	MA		1,135	900	-	-	1,135	900	2,035	(32)	2006	06/12/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Orlando	FL		541	883	-	-	541	883	1,424	(29)	1986	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tampa	FL		607	1,334	-	2	607	1,336	1,943	(39)	1966	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Arlington	TX		778	1,622	-	-	778	1,622	2,400	(49)	1964	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Conroe	TX		860	1,135	-	-	860	1,135	1,995	(25)	2003	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Houston	TX		2,271	2,673	-	-	2,271	2,673	4,944	(62)	2000	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Longview	TX		877	2,433	-	-	877	2,433	3,310	(44)	2012	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	San Antonio	TX		584	2,943	-	-	584	2,943	3,527	(77)	1970	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tyler	TX		1,111	1,289	-	-	1,111	1,289	2,400	(35)	2007	06/27/2017
Restaurants – Full Service	Highwood	IL		273	946	-	423	273	1,369	1,642	(17)	2005	06/29/2017
Restaurants – Full Service	Wauconda	IL		387	513	-	-	387	513	900	(15)	1985	06/29/2017
Restaurants – Full Service	Fort Walton Beach	FL		934	1,992	-	-	934	1,992	2,926	(30)	1988	06/30/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Pensacola	FL		587	2,575	-	-	587	2,575	3,162	(39)	1991	06/30/2017
Restaurants – Full Service	Pensacola	FL		640	2,325	-	-	640	2,325	2,965	(38)	1985	06/30/2017
Restaurants – Full Service	Pensacola	FL		558	2,663	-	-	558	2,663	3,221	(41)	2004	06/30/2017
Restaurants – Full Service	Corbin	KY		642	1,419	-	-	642	1,419	2,061	(29)	1996	06/30/2017
Restaurants – Full Service	Nicholasville	KY		656	1,848	-	-	656	1,848	2,504	(32)	2005	06/30/2017
Restaurants – Full Service	Somerset	KY		1,068	2,192	-	-	1,068	2,192	3,260	(49)	1987	06/30/2017
Pet Care	Carrollton	TX	(f)	1,166	630	-	-	1,166	630	1,796	(18)	1999	06/30/2017
Pet Care	Grand Prairie	TX	(f)	666	849	-	175	666	1,024	1,690	(30)	1986	06/30/2017
Pet Care	Tacoma	WA		176	353	-	-	176	353	529	(10)	1923	06/30/2017
Pet Care	Aiken	SC		245	783	-	-	245	783	1,028	(15)	2008	07/10/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,126	1,217	-	-	1,126	1,217	2,343	(32)	2007	07/11/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,053	1,309	-	-	1,053	1,309	2,362	(34)	2007	07/11/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,341	1,494	-	-	1,341	1,494	2,835	(40)	2014	07/11/2017
Offices of Physicians	Memphis	TN		623	3,102	-	-	623	3,102	3,725	(54)	1998	07/11/2017
Wedding and Event Venues	Mesa	AZ		619	877	-	-	619	877	1,496	(29)	1976	07/12/2017
Pet Care	Erie	CO	(f)	425	294	-	-	425	294	719	(11)	2005	07/19/2017
Offices of Physicians	Phoenix	AZ		882	988	-	1,759	882	2,747	3,629	(24)	1986	07/20/2017
Automotive Repair and Maintenance	Katy	TX		1,463	2,516	-	-	1,463	2,516	3,979	(48)	2016	07/21/2017
Aerospace Product and Parts Manufacturing	Wichita	KS		1,228	4,889	-	2	1,228	4,891	6,119	(79)	1971	07/31/2017
Motor Vehicle Gasoline Engine and Engine Parts Manufacturing	Mentor	OH		723	5,926	-	8	723	5,934	6,657	(95)	1970	07/31/2017
Motor Vehicle Parts Manufacturing	Tiffin	OH		2,308	7,702	-	-	2,308	7,702	10,010	(162)	2003	08/04/2017
Plastics and Resin Manufacturing	Northfield	NH		666	3,724	-	-	666	3,724	4,390	(66)	2001	08/08/2017
Pet Care	Laurel	MD		4,377	1,235	-	-	4,377	1,235	5,612	(27)	2007	08/11/2017
Pet Care	Arlington	TX		343	-	-	494	343	494	837	-		08/18/2017
Pet Care	Apple Valley	MN		536	346	-	-	536	346	882	(7)	2001	08/22/2017
Health Clubs	Elmwood Park	IL	(f)	923	2,055	-	2,449	923	4,504	5,427	(22)	2006	08/23/2017
Scientific Research and Development Services	Prescott	WI		660	5,256	-	-	660	5,256	5,916	(50)	1987	08/30/2017
Lumber and Other Construction Materials Merchant Wholesalers	Evansville	IN		179	888	-	-	179	888	1,067	(11)	1976	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Lexington	KY		909	2,085	-	-	909	2,085	2,994	(24)	1977	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Louisville	KY		763	2,266	-	-	763	2,266	3,029	(29)	1991	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Shelbyville	KY		1,139	1,786	-	-	1,139	1,786	2,925	(26)	2002	08/31/2017
Health Clubs	Seattle	WA		8,741	375	-	-	8,741	375	9,116	(5)	1952	08/31/2017
Pet Care	Montgomery	AL		283	1,053	-	-	283	1,053	1,336	(13)	1981	09/05/2017
Pet Care	Pike Road	AL		396	1,675	-	-	396	1,675	2,071	(16)	2011	09/05/2017
Consumer Goods Rental	Fort Smith	AR	(f)	161	573	-	-	161	573	734	(8)	1967	09/15/2017
Automotive Repair and Maintenance	Cedar Park	TX		1,116	987	-	-	1,116	987	2,103	(14)	2010	09/15/2017
Consumer Goods Rental	Kilgore	TX	(f)	283	883	-	-	283	883	1,166	(10)	2009	09/15/2017
Health Clubs	Phoenix	AZ		1,360	-	-	619	1,360	619	1,979	-		09/20/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Corpus Christi	TX		1,653	1,630	-	-	1,653	1,630	3,283	(26)	2017	09/20/2017
Family Entertainment Centers and Bowling Centers	Miami Gardens	FL		11,520	10,216	1,712	1,384	13,232	11,600	24,832	-	2017	09/21/2017
Sporting Goods	Augusta	GA		2,046	7,109	-	-	2,046	7,109	9,155	(48)	2014	09/25/2017
Sporting Goods	Post Falls	ID		4,904	20,768	-	-	4,904	20,768	25,672	(185)	2007	09/25/2017
Sporting Goods	Noblesville	IN		5,019	13,339	-	-	5,019	13,339	18,358	(99)	2015	09/25/2017
Sporting Goods	Woodbury	MN		7,593	18,786	-	-	7,593	18,786	26,379	(121)	2014	09/25/2017
Sporting Goods	Billings	MT		2,753	14,468	-	-	2,753	14,468	17,221	(111)	2009	09/25/2017
Sporting Goods	Columbus	OH		6,594	16,754	-	-	6,594	16,754	23,348	(110)	2013	09/25/2017
Sporting Goods	West Chester	OH		9,013	12,293	-	-	9,013	12,293	21,306	(86)	2015	09/25/2017
Sporting Goods	Rapid City	SD		2,996	14,193	-	-	2,996	14,193	17,189	(110)	2008	09/25/2017
Sporting Goods	League City	TX		6,032	10,109	-	-	6,032	10,109	16,141	(84)	2016	09/25/2017
Automotive Repair and Maintenance	Springfield	MO	(f)	884	1,566	-	-	884	1,566	2,450	(14)	2007	09/26/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Springfield	MO	(f)	702	1,365	-	-	702	1,365	2,067	(12)	2007	09/26/2017
Addiction Treatment Centers	Breaux Bridge	LA		400	458	-	-	400	458	858	(5)	2014	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		1,035	1,238	-	-	1,035	1,238	2,273	(11)	2003	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		1,273	1,862	-	-	1,273	1,862	3,135	(20)	2007	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		914	1,169	-	-	914	1,169	2,083	(13)	1988	09/28/2017
Diagnostic Imaging Centers	Enterprise	AL	(f)	196	1,538	-	-	196	1,538	1,734	(12)	2005	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Manchester	CT		745	266	-	-	745	266	1,011	(11)	1953	09/29/2017
Diagnostic Imaging Centers	Marianna	FL	(f)	300	1,474	-	-	300	1,474	1,774	(13)	2009	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Dyersville	IA		1,950	875	-	-	1,950	875	2,825	(25)	1984	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Story City	IA		710	479	-	-	710	479	1,189	(11)	1994	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Hampshire	IL		852	297	-	-	852	297	1,149	(13)	1991	09/29/2017
Scientific Research and Development Services	Agawam	MA		980	4,328	-	-	980	4,328	5,308	(38)	1992	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Mancelona	MI		572	439	-	-	572	439	1,011	(10)	1999	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	St. Louis	MI		1,756	1,940	-	-	1,756	1,940	3,696	(41)	1988	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Chanhassen	MN		4,844	1,964	-	-	4,844	1,964	6,808	(48)	1980	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Montrose	MN		1,651	925	-	-	1,651	925	2,576	(20)	2000	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Pipestone	MN		623	665	-	-	623	665	1,288	(10)	1985	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	MN		2,683	1,093	-	-	2,683	1,093	3,776	(14)	1966	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Hendersonville	NC		1,459	355	-	-	1,459	355	1,814	(14)	1985	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Anderson	SC		794	494	-	-	794	494	1,288	(12)	1997	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Greenville	SC		475	526	-	-	475	526	1,001	(7)	1994	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Greenville	SC		2,204	928	-	-	2,204	928	3,132	(32)	1972	09/29/2017
Health Clubs	Bryan	TX		1,920	5,707	-	946	1,920	6,653	8,573	(45)	1984	09/29/2017
Health Clubs	College Station	TX		53	6,612	-	-	53	6,612	6,665	(42)	2013	09/29/2017
Health Clubs	McAllen	TX	(f)	1,351	3,880	-	-	1,351	3,880	5,231	(28)	2015	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Chetek	WI		1,292	1,354	-	-	1,292	1,354	2,646	(23)	1921	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Eau Claire	WI		1,531	1,253	-	-	1,531	1,253	2,784	(22)	1927	09/29/2017
Pet Care	Plano	TX		1,088	1,171	-	-	1,088	1,171	2,259	(11)	2007	10/02/2017
Pet Care	Lewisville	TX	(f)	220	592	-	-	220	592	812	(6)	1988	10/04/2017
Pet Care	Egg Harbor City	NJ	(f)	431	1,084	-	-	431	1,084	1,515	(9)	1930	10/05/2017
Family Entertainment Centers and Bowling Centers	Katy	TX		1,564	2,651	-	-	1,564	2,651	4,215	(19)	2015	10/17/2017
Pet Care	Arlington	TN	(f)	512	651	-	-	512	651	1,163	(5)	2007	10/18/2017
Restaurants – Limited Service	Jasper	AL		700	1,270	-	-	700	1,270	1,970	(9)	2017	10/26/2017
Consumer Goods Rental	Fort Smith	AR	(f)	216	804	-	-	216	804	1,020	(5)	1955	10/27/2017
Aerospace Product and Parts Manufacturing	Harbor Springs	MI		402	3,756	-	1,762	402	5,518	5,920	(22)	1989	10/27/2017
Automotive Repair and Maintenance	Farmington	MO		828	63	-	183	828	246	1,074	-	2017	10/30/2017
Health Clubs	Caldwell	ID	(f)	485	4,359	-	-	485	4,359	4,844	(20)	2007	11/03/2017
Machine Shops	Hartselle	AL		3,778	5,701	-	-	3,778	5,701	9,479	(63)	1978	11/08/2017
Health Clubs	Rexburg	ID		435	2,481	-	-	435	2,481	2,916	(16)	2004	11/08/2017
Machine Shops	Albion	IN		412	1,400	-	-	412	1,400	1,812	(13)	1992	11/08/2017
Machine Shops	Albion	IN		368	1,689	-	-	368	1,689	2,057	(16)	1993	11/08/2017
Machine Shops	Avila	IN		636	1,894	-	-	636	1,894	2,530	(19)	1984	11/08/2017
Machine Shops	Southfield	MI		1,222	6,010	-	-	1,222	6,010	7,232	(57)	1968	11/08/2017
Automotive Repair and Maintenance	Fenton	MO		863	754	-	512	863	1,266	2,129	(6)	1997	11/08/2017
Pet Care	Fairview	TN	(f)	615	2,098	-	-	615	2,098	2,713	(13)	2008	11/09/2017
Addiction Treatment Centers	Tuscaloosa	AL		165	381	-	-	165	381	546	(1)	2001	11/17/2017
Health Clubs	Nampa	ID	(f)	1,201	3,688	-	-	1,201	3,688	4,889	(10)	2009	11/17/2017
Consumer Goods Rental	Meridian	MS	(f)	294	620	-	-	294	620	914	(2)	1965	11/17/2017
Forging and Stamping	Lebanon	MO		2,107	11,542	-	-	2,107	11,542	13,649	(37)	1958	11/21/2017
Forging and Stamping	Decatur	TX		3,440	4,239	-	-	3,440	4,239	7,679	(26)	1984	11/21/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Forging and Stamping	Dublin	VA		4,382	5,273	-	-	4,382	5,273	9,655	(32)	1975	11/21/2017
Forging and Stamping	Chehalis	WA		961	5,335	-	-	961	5,335	6,296	(24)	1996	11/21/2017
Farm and Ranch Supply Stores	Village of Deforest	WI		4,923	-	-	2,015	4,923	2,015	6,938	-		11/21/2017
Furniture Stores	Harrisburg	PA		2,348	2,847	-	-	2,348	2,847	5,195	(11)	1974	11/22/2017
Furniture Stores	McMurray	PA		1,882	14,535	-	-	1,882	14,535	16,417	(27)	2001	11/22/2017
Furniture Stores	Pittsburgh	PA		2,299	12,824	-	-	2,299	12,824	15,123	(26)	1999	11/22/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Austin	TX		1,241	977	-	-	1,241	977	2,218	(7)	2017	11/22/2017
Furniture Stores	Leesburg	VA		3,101	3,438	-	-	3,101	3,438	6,539	(13)	2012	11/22/2017
Restaurants – Limited Service	Overland	MO	(f)	650	-	-	-	650	-	650	-		11/29/2017
Food Processing and Manufacturing	New Berlin	WI		497	2,612	-	-	497	2,612	3,109	(8)	1979	11/29/2017
Restaurants – Full Service	Saint Marys	OH		324	340	-	-	324	340	664	(2)	1978	11/30/2017
Child Day Care Services	Villa Rica	GA		261	764	-	-	261	764	1,025	(2)	2006	11/30/2017
Restaurants – Limited Service	Paducah	KY		309	636	-	-	309	636	945	(3)	2013	11/30/2017
Restaurants – Limited Service	Sikeston	MO		742	929	-	-	742	929	1,671	(5)	1990	11/30/2017
Restaurants – Limited Service	Sikeston	MO		550	237	-	-	550	237	787	(3)	2001	11/30/2017
Restaurants – Limited Service	Hamilton	OH		502	344	-	-	502	344	846	(2)	2006	11/30/2017
Restaurants – Limited Service	Hamilton	OH		485	361	-	-	485	361	846	(2)	2007	11/30/2017
Restaurants – Limited Service	Maineville	OH		948	246	-	-	948	246	1,194	(2)	1993	11/30/2017
Restaurants – Limited Service	Bristol	VA		349	606	-	-	349	606	955	(2)	2017	11/30/2017
Pet Care	Orlando	FL		381	752	-	-	381	752	1,133	(3)	2005	12/04/2017
Health Clubs	Chandler	AZ		1,696	501	-	-	1,696	501	2,197	-		12/05/2017
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Bay Minette	AL		9,634	27,475	-	-	9,634	27,475	37,109	(127)	2000	12/06/2017
Health Clubs	Weslaco	TX	(f)	254	708	-	-	254	708	962	(2)	2005	12/06/2017
Furniture Stores	Columbus	OH		-	-	-	-	-	-	-			12/14/2017
Individual and Family Services	Greer	SC		126	342	-	-	126	342	468	(2)	1994	12/14/2017
Individual and Family Services	Spartanburg	SC		241	419	-	-	241	419	660	(2)	1999	12/14/2017
Automotive Repair and Maintenance	San Antonio	TX		636	2,410	-	-	636	2,410	3,046	(6)	2013	12/14/2017
Automotive Repair and Maintenance	San Antonio	TX		678	2,719	-	-	678	2,719	3,397	(7)	2016	12/14/2017
Other Millwork (including Flooring)	Chandler	AZ		7,883	4,645	-	-	7,883	4,645	12,528	(23)	1999	12/15/2017
Other Millwork (including Flooring)	Roseville	CA		5,534	2,992	-	-	5,534	2,992	8,526	(15)	1996	12/15/2017
Automotive Repair and Maintenance	Lebanon	MO		776	51	-	-	776	51	827	-		12/15/2017
Automotive Repair and Maintenance	Sedalia	MO		297	87	-	-	297	87	384	-		12/15/2017
Pet Care	Oregon City	OR		217	178	-	-	217	178	395	(1)	1971	12/15/2017
Restaurants – Full Service	Wytheville	VA	(f)	564	545	-	-	564	545	1,109	(3)	1980	12/15/2017
Farm and Ranch Supply Stores	Delavan	WI		4,022	55	-	-	4,022	55	4,077	-		12/15/2017
Automotive Repair and Maintenance	Cookeville	TN	(f)	392	2,320	-	-	392	2,320	2,712	-	2008	12/19/2017
Automotive Repair and Maintenance	Cookeville	TN	(f)	446	1,976	-	-	446	1,976	2,422	-	2012	12/19/2017
Restaurants – Full Service	Enterprise	AL		352	1,498	-	-	352	1,498	1,850	-	1997	12/21/2017
Restaurants – Full Service	Gadsden	AL		683	1,082	-	-	683	1,082	1,765	-	2002	12/21/2017
Restaurants – Full Service	Mobile	AL		842	949	-	-	842	949	1,791	-	1998	12/21/2017
Restaurants – Full Service	Denver	CO		1,318	1,079	-	-	1,318	1,079	2,397	-	2006	12/21/2017
Restaurants – Full Service	Bristol	CT		877	904	-	-	877	904	1,781	-	2003	12/21/2017
Restaurants – Full Service	Lake City	FL		626	523	-	-	626	523	1,149	-	2004	12/21/2017
Restaurants – Full Service	Marianna	FL		363	545	-	-	363	545	908	-	2000	12/21/2017
Restaurants – Full Service	Pensacola	FL		731	867	-	-	731	867	1,598	-	2003	12/21/2017
Restaurants – Full Service	PENSACOLA	FL		540	521	-	-	540	521	1,061	-	2001	12/21/2017
Restaurants – Full Service	Sebastian	FL		730	597	-	-	730	597	1,327	-	2001	12/21/2017
Restaurants – Full Service	Albany	GA		720	373	-	-	720	373	1,093	-	1994	12/21/2017
Restaurants – Full Service	Carrollton	GA		713	610	-	-	713	610	1,323	-	2006	12/21/2017
Restaurants – Full Service	COLLEGE PARK	GA		1,189	1,941	-	-	1,189	1,941	3,130	-	1992	12/21/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2017 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Land & Improvement	Building & Improvement	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Dallas	GA		505	650	-	-	505	650	1,155	-	2006	12/21/2017
Restaurants – Full Service	Dublin	GA		526	997	-	-	526	997	1,523	-	2002	12/21/2017
Consumer Goods Rental	Donaldsonville	LA	(f)	408	607	-	-	408	607	1,015	-	2009	12/21/2017
Restaurants – Full Service	Frederick	MD		1,190	610	-	-	1,190	610	1,800	-	2004	12/21/2017
Restaurants – Full Service	Cadillac	MI		663	1,050	-	-	663	1,050	1,713	-	2001	12/21/2017
Restaurants – Full Service	Corinth	MS		628	870	-	-	628	870	1,498	-	2003	12/21/2017
Restaurants – Full Service	Pearl	MS		1,005	657	-	-	1,005	657	1,662	-	2004	12/21/2017
Restaurants – Full Service	Eden	NC		834	838	-	-	834	838	1,672	-	2004	12/21/2017
Restaurants – Full Service	Greenville	NC		948	684	-	-	948	684	1,632	-	2000	12/21/2017
Restaurants – Full Service	Hickory	NC		571	511	-	-	571	511	1,082	-	1999	12/21/2017
Restaurants – Full Service	Lumberton	NC		1,085	587	-	-	1,085	587	1,672	-	1998	12/21/2017
Restaurants – Full Service	Mt. Airy	NC		613	482	-	-	613	482	1,095	-	2004	12/21/2017
Restaurants – Full Service	Roanoke Rapids	NC		852	1,015	-	-	852	1,015	1,867	-	2002	12/21/2017
Restaurants – Full Service	Spring Lake	NC		396	306	-	-	396	306	702	-	2006	12/21/2017
Restaurants – Full Service	Wilkesboro	NC		529	471	-	-	529	471	1,000	-	2003	12/21/2017
Restaurants – Full Service	Cambridge	OH		843	538	-	-	843	538	1,381	-	2002	12/21/2017
Restaurants – Full Service	Dayton	OH		573	851	-	-	573	851	1,424	-	2005	12/21/2017
Restaurants – Full Service	Mt. Vernon	OH		393	506	-	-	393	506	899	-	2002	12/21/2017
Restaurants – Full Service	Streetsboro	OH		732	598	-	-	732	598	1,330	-	2001	12/21/2017
Car Dealers	Oklahoma City	OK		651	1,021	-	-	651	1,021	1,672	-	1946	12/21/2017
Restaurants – Full Service	Mill Hall	PA		578	228	-	-	578	228	806	-	2002	12/21/2017
Restaurants – Full Service	Moosic	PA		627	1,084	-	-	627	1,084	1,711	-	2003	12/21/2017
Restaurants – Full Service	NEW FREEDOM	PA		1,006	733	-	-	1,006	733	1,739	-	2004	12/21/2017
Restaurants – Full Service	Philadelphia	PA		2,055	1,248	-	-	2,055	1,248	3,303	-	2002	12/21/2017
Restaurants – Full Service	Lexington	SC		651	569	-	-	651	569	1,220	-	2007	12/21/2017
Restaurants – Full Service	Simpsonville	SC		1,100	563	-	-	1,100	563	1,663	-	2004	12/21/2017
Restaurants – Full Service	Alcoa	TN		761	261	-	-	761	261	1,022	-	2007	12/21/2017
Restaurants – Full Service	DANDRIDGE	TN		899	891	-	-	899	891	1,790	-	2005	12/21/2017
Restaurants – Full Service	Knoxville	TN		847	824	-	-	847	824	1,671	-	2004	12/21/2017
Car Dealers	Houston	TX		3,463	5,678	-	-	3,463	5,678	9,141	-	1977	12/21/2017
Restaurants – Full Service	Charles Town	WV		864	197	-	-	864	197	1,061	-	2002	12/21/2017
Restaurants – Full Service	Martinsburg	WV		552	480	-	-	552	480	1,032	-	1998	12/21/2017
Car Dealers	Jacksonville	FL		1,915	3,132	-	-	1,915	3,132	5,047	-	2017	12/26/2017
Health Clubs	Niles	IL	(f)	1,259	2,152	-	-	1,259	2,152	3,411	-	1993	12/27/2017
Child Day Care Services	Bulverde	TX		895	-	-	-	895	-	895	-		12/27/2017
Pet Care	Salem	OR		154	312	-	-	154	312	466	-	1980	12/29/2017
Pet Care	Memphis	TN		166	280	-	-	166	280	446	-	1968	12/29/2017

			$231,849	$1,831,675	$3,633,732	$66,667	$324,271	$1,898,342	$3,958,003	$5,856,345	$(402,747)

(a)

As of December 31, 2017, we had investments in 1,892 single-tenant real estate property locations including 1,872 owned properties and 20 ground lease interests; 40 of our owned properties are accounted for as direct financing receivables and are excluded from the table above. In addition, four of the owned properties are considered to be held for sale at December 31, 2017 and are excluded from the table above. Initial costs exclude intangible lease assets totaling $87.4 million.

(b)	The aggregate cost for federal income tax purposes is approximately $5,934.5 million.
(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015

Balance, beginning of year	$4,762,969	$3,677,876	$2,634,373
Additions
Acquisitions	1,244,465	1,035,344	1,004,198
Improvements	94,039	122,243	80,803
Deductions
Provision for impairment of real estate	(11,940)	(1,720)	(1,000)
Cost of real estate sold	(214,478)	(70,774)	(40,498)
Reclasses to held for sale	(18,710)	—	—
Balance, end of year	$5,856,345	$4,762,969	$3,677,876

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015

Balance, beginning of year	$(279,469)	$(172,145)	$(92,665)
Additions
Depreciation expense	(143,726)	(113,145)	(82,479)
Deductions
Accumulated depreciation associated with real estate sold	18,479	5,821	2,999
Reclasses to held for sale	1,969	—	—
Balance, end of year	$(402,747)	$(279,469)	$(172,145)

(e)

The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.

(f)	Property is collateral for non-recourse debt obligations totaling $1.5 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2017

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (c)
First mortgage loans:
Three movie theater properties located in North Carolina	8.35%	3/1/2018	Principal & Interest	Balloon of $12.8 million	None	$12,845	$12,845
Three restaurant properties located in North Carolina and South Carolina	9.09%	7/1/2018	Principal & Interest	Balloon of $2.1 million	None	2,107	2,107
One family entertainment property located in Pennsylvania (a)	10.50%	9/30/2019	Principal & Interest	Balloon of $4.4 million	None	4,427	4,427
Four restaurant properties located in Indiana and Ohio (b)	10.00%	12/31/2019	Interest only	Balloon of $0.9 million	None	1,000	1,000
One health club property located in Washington (b)	7.75%	6/1/2022	Interest only	Balloon of $6.8 million	None	7,200	7,231
One restaurant property located in Kentucky	7.65%	12/31/2022	Interest only	Balloon of $1.5 million	None	1,500	1,503
29 restaurant properties located in Florida, Illinois, Louisiana and Mississippi	8.75%	7/1/2032	Principal & Interest	Balloon of $20.4 million	None	23,694	23,937
Two restaurant properties located in Louisiana	7.99%	7/1/2032	Principal & Interest	Balloon of $1.9 million	None	2,132	2,146
Five restaurant properties located in Mississippi	8.05%	7/1/2032	Principal & Interest	Balloon of $5.0 million	None	5,641	5,673
Three restaurant properties located in Idaho and Montana (b)	8.63%	11/1/2036	Interest only	Balloon of $7.7 million	None	9,000	9,034
One automobile repair and maintenance property located in Illinois	8.73%	2/28/2038	Principal & Interest	Fully amortizing	None	2,360	2,366
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,647	3,660
Three mortgage loans secured by one recreation property located in Colorado	8.50%	2/28/2055	Principal & Interest	Fully amortizing	None	29,735	30,235
Three restaurant properties located in Ohio	7.65%	12/31/2055	Principal & Interest	Fully amortizing	None	3,061	3,072
Leasehold interest in an amusement park property located in Ontario, Canada	9.16%	8/1/2056	Principal & Interest	Fully amortizing	None	22,309	22,417
						$130,658	$131,653

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Balance, beginning of year	$136,733	$97,007	$65,432
Additions:
New mortgage loans	24,952	44,778	36,130
Other: Capitalized loan origination costs	74	74	576
Deductions:
Collections of principal (d)	(30,068)	(5,042)	(5,085)
Other: Amortization of loan origination costs	(38)	(84)	(46)
Balance, end of year	$131,653	$136,733	$97,007

(a)	Represents a receivable under a contract for deed transaction; interest rate decreases to 8.75% when outstanding balance is below $3.3 million.
(b)	Loans require interest-only payments for a specified period followed by monthly payments of principal and interest.
(c)	The aggregate cost for federal income tax purposes is $131.7 million.
(d)	One mortgage loan was repaid in full during 2017 through a $2.0 million non-cash transaction in which the Company purchased the underlying mortgaged property and leased it back to the borrower.

See report of independent registered public accounting firm.