Form 10-Q
period 2018-06-30
STORE CAPITAL Corp
filed 2018-08-03
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, there were 205,555,517 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$1,997,439	$1,898,342
Buildings and improvements	4,304,221	3,958,003
Intangible lease assets	85,148	87,402
Total real estate investments	6,386,808	5,943,747
Less accumulated depreciation and amortization	(497,476)	(426,931)
	5,889,332	5,516,816
Real estate investments held for sale, net	—	16,741
Loans and direct financing receivables	321,694	271,453
Net investments	6,211,026	5,805,010
Cash and cash equivalents	43,622	42,937
Other assets, net	67,092	51,830
Total assets	$6,321,740	$5,899,777

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$115,000	$290,000
Unsecured notes and term loans payable, net	916,023	570,595
Non-recourse debt obligations of consolidated special purpose entities, net	1,686,129	1,736,306
Dividends payable	63,614	60,068
Accrued expenses, deferred revenue and other liabilities	89,926	71,866
Total liabilities	2,870,692	2,728,835
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 205,205,239 and 193,766,854 shares issued and outstanding, respectively	2,052	1,938
Capital in excess of par value	3,668,964	3,381,090
Distributions in excess of retained earnings	(228,487)	(214,845)
Accumulated other comprehensive income	8,519	2,759
Total stockholders’ equity	3,451,048	3,170,942
Total liabilities and stockholders’ equity	$6,321,740	$5,899,777

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$124,413	$108,149	$244,313	$210,054
Interest income on loans and direct financing receivables	6,279	5,447	11,800	11,227
Other income	513	612	934	898
Total revenues	131,205	114,208	257,047	222,179
Expenses:
Interest	31,925	30,919	61,264	60,559
Property costs	741	1,131	2,082	1,937
General and administrative	10,852	9,289	21,703	19,532
Depreciation and amortization	44,216	37,396	86,526	72,611
Provisions for impairment	1,038	—	2,608	4,270
Total expenses	88,772	78,735	174,183	158,909
Income from operations before income taxes	42,433	35,473	82,864	63,270
Income tax expense	158	147	207	253
Income before gain on dispositions of real estate	42,275	35,326	82,657	63,017
Gain on dispositions of real estate, net of tax	19,926	25,734	29,504	29,433
Net income	$62,201	$61,060	$112,161	$92,450

Net income per share of common stock—basic and diluted	$0.31	$0.35	$0.57	$0.55
Weighted average common shares outstanding:
Basic	199,514,368	172,661,739	197,113,915	166,768,835
Diluted	200,142,303	172,661,739	197,531,008	166,768,835

Dividends declared per common share	$0.31	$0.29	$0.62	$0.58

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$62,201	$61,060	$112,161	$92,450
Other comprehensive income:
Deferred gain on cash flow hedges	—	—	4,288	—
Unrealized gains (losses) on cash flow hedges	588	(567)	1,954	(362)
Cash flow hedge (gains) losses reclassified to interest expense	(374)	236	(482)	427
Total other comprehensive income (loss)	214	(331)	5,760	65
Total comprehensive income	$62,415	$60,729	$117,921	$92,515

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$112,161	$92,450
Adjustments to net income:
Depreciation and amortization	86,526	72,611
Amortization of deferred financing costs and other noncash interest expense	4,126	4,090
Amortization of equity-based compensation	3,666	3,868
Provisions for impairment	2,608	4,270
Gain on dispositions of real estate, net of tax	(29,504)	(29,433)
Gain on extinguishment of debt	(814)	—
Noncash revenue and other	(665)	(714)
Payments received in settlement of cash flow hedges	4,288	—
Changes in operating assets and liabilities:
Other assets	(3,767)	(3,913)
Accrued expenses, deferred revenue and other liabilities	840	(1,225)
Net cash provided by operating activities	179,465	142,004
Investing activities
Acquisition of and additions to real estate	(583,031)	(594,444)
Investment in loans and direct financing receivables	(55,946)	(23,162)
Collections of principal on loans and direct financing receivables	2,674	22,739
Proceeds from dispositions of real estate	154,849	170,292
Net cash used in investing activities	(481,454)	(424,575)
Financing activities
Borrowings under credit facility	364,000	319,000
Repayments under credit facility	(539,000)	(367,000)
Borrowings under unsecured notes and term loans payable	348,303	100,000
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	134,961
Repayments under non-recourse debt obligations of consolidated special purpose entities	(19,555)	(26,295)
Financing costs paid	(5,893)	(2,733)
Proceeds from the issuance of common stock	291,172	658,110
Stock issuance costs paid	(4,809)	(10,049)
Shares repurchased under stock compensation plans	(2,835)	(1,346)
Dividends paid	(122,046)	(95,909)
Net cash provided by financing activities	309,337	708,739
Net increase in cash, cash equivalents and restricted cash	7,348	426,168
Cash, cash equivalents and restricted cash, beginning of period	49,178	73,166
Cash, cash equivalents and restricted cash, end of period	$56,526	$499,334

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$43,622	$468,510
Restricted cash included in other assets	12,904	30,824
Total cash, cash equivalents and restricted cash	$56,526	$499,334

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$29,214	$8,710
Net real estate assets surrendered to lender	12,573	—
Acquisition of collateral property securing a mortgage note receivable	—	2,000
Non-recourse debt obligation assumed by purchaser of real estate	20,845	—
Non-recourse debt forgiven by lender in exchange for collateral assets	12,874	—
Accrued financing and stock issuance costs	116	263
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$53,314	$56,293
Cash paid during the period for income and franchise taxes	1,529	1,308

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At June 30, 2018 and December 31, 2017, these special purpose entities held assets totaling $5.6 billion and $5.2 billion, respectively, and had third-party liabilities totaling $1.7 billion and $1.8 billion, respectively.  These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

The estimated fair value of the impaired real estate assets at December 31, 2017 was $12.6 million.  There were no impaired real estate assets as of June 30, 2018.

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. Direct costs associated with lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. The Company periodically commits to fund the construction of new properties for its customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the leases are triple-net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. For a few lease contracts, the Company collects property taxes from its customers and remits those taxes to governmental authorities; such property taxes are presented on a net basis in the condensed consolidated statements of income.

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $23.2 million and $20.9 million of accrued straight‑line rental revenue, net of allowances of $3.7 million and $2.9 million, at June 30, 2018 and December 31, 2017, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received.  As of both June 30, 2018 and December 31, 2017, there were two loans receivable with an aggregate outstanding principal balance of $5.4 million on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. At June 30, 2018 and December 31, 2017, there was $2.5 million and $1.5 million, respectively, of allowances for loan losses, which were included in loans and direct financing receivables on the condensed consolidated balance sheets, related to one outstanding loan receivable. During the six months ended June 30, 2018, the Company recognized $2.6 million of provisions for loan losses which is included in provisions for impairment on the condensed consolidated statement of income; $1.6 million of this amount was recognized during the first quarter of 2018 as part of a write-off of one loan receivable, net of collateral assets acquired.

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

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $12.9 million and $6.2 million of restricted cash and deposits in escrow at June 30, 2018 and December 31, 2017, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

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

As of June 30, 2018, the Company had one interest rate floor and five interest rate swap agreements in place.  Two of the swaps, with current notional amounts of $11.6 million and $6.0 million, were designated as cash flow hedges associated with the Company’s secured, variable‑rate mortgage note payable due in 2019 (Note 4). One of the interest rate swaps has a notional amount of $100 million and was designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2019 (Note 4).  The remaining two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4). In January 2018, the Company entered into a treasury lock agreement which was designated as a cash flow hedge associated with the expected public offering of the senior unsecured notes issued by the Company in March 2018 (Note 4).  The agreement was settled in accordance with its terms in March 2018 and the Company received a $4.3 million payment from the counterparty which was recognized as a deferred gain in accumulated other comprehensive income.

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the  date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. During the six months ended June 30, 2018, the Company granted RSAs representing 135,496 shares of restricted common stock to its directors and key employees.  During the same period, RSAs representing 188,466 shares of restricted stock vested and RSAs representing 15,177 shares were forfeited.  In connection with the vesting of the RSAs, the Company repurchased 54,833 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of June 30, 2018, the Company had 335,604 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2015 through 2017 contain both a market condition and a service condition and RSUs granted in 2018 contain both a market condition and a performance condition as well as a service condition.  The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods.  During the six months ended June 30, 2018, the Company awarded 540,975 RSUs to its executive officers and 79,745 RSUs were forfeited. In connection with the vesting of 174,112 RSUs on December 31, 2017, the Company repurchased 59,115 shares during the six months ended June 30, 2018 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan.  As of June 30, 2018, there were 1,380,271 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2013 and tax returns filed for 2014 through 2017 are subject to examination by these jurisdictions. As of June 30, 2018 and December 31, 2017, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at June 30, 2018 or December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$62,201	$61,060	$112,161	$92,450
Less: earnings attributable to unvested restricted shares	(104)	(111)	(180)	(215)
Net income used in basic and diluted income per share	$62,097	$60,949	$111,981	$92,235
Denominator:
Weighted average common shares outstanding	199,853,318	173,019,737	197,469,722	167,151,858
Less: Weighted average number of shares of unvested restricted stock	(338,950)	(357,998)	(355,807)	(383,023)
Weighted average shares outstanding used in basic income per share	199,514,368	172,661,739	197,113,915	166,768,835
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	627,935	—	417,093	—
Weighted average shares outstanding used in diluted income per share	200,142,303	172,661,739	197,531,008	166,768,835

(a)

For the three months ended June 30, 2018 and 2017, excludes 69,384 shares and 52,936 shares, respectively, and for the six months ended June 30, 2018 and 2017, excludes 90,098 shares and 101,698 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(ASU 2016-02) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and, therefore, this new standard may result in these costs being expensed as incurred after adoption; during the six months ended June 30, 2018, the Company capitalized $0.8 million of initial direct costs which are included in other assets, net, on the consolidated balance sheet. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office lease. The Company has completed its initial inventory and evaluation of these leases and expects that it will be required to recognize a right-of-use asset and a lease liability for the present value of the minimum lease payments. The Company is in the process of preparing and reviewing the initial estimates of the amount of its right-of-use assets and lease liabilities; based on the Company’s current list of contracts under which it is a lessee, the Company estimates that its right-of-use assets to be recognized upon adoption will be less than 1% of total assets.

Approximately 98% of the Company’s lease contracts (under which the Company is the lessor) are “triple-net” leases, which means that its tenants are responsible for making the payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties the Company leases to them. Under the current lease accounting guidance, these payments made by its tenants to third parties are excluded from lease payments and rental revenue. Upon adoption of the new lease accounting standard in 2019, these lease executory cost payments will be accounted for as activities or costs that are not components of the lease contract.  As a result, the Company may be required to show these payments made by its tenants on a gross basis (for example, both as property tax expense and as corresponding revenue from the tenant who makes the payment directly to the third party) in its consolidated statements of income. Although there is not expected to be any impact to net income or cash flows as a result of a gross presentation of these payments, such presentation would have the impact of increasing both reported revenues and property expenses. The FASB recently decided to add additional guidance to ASU 2016-02 to address the accounting treatment for these payments made by lessees under triple-net leases; the Company will evaluate this additional guidance as it becomes available and continue to assess the impact of this potential change in presentation.

The new lease accounting standard will also require additional disclosures within the notes accompanying the consolidated financial statements. This standard will be effective for the Company on January 1, 2019. The Company has developed a four-phase approach to the implementation of the new lease accounting standard and completed the first two phases in 2017, which included the initial inventory and evaluation of its lease contracts, as a lessee, and the identification of changes needed to the Company’s processes and systems impacted by the new standard. Future phases to be completed in 2018 include the implementation of updates and enhancements to the Company’s internal control framework, accounting systems and related documentation surrounding its lease accounting processes and the preparation of any additional disclosures that will be required.

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

3. Investments

At June 30, 2018, STORE Capital had investments in 2,084 property locations representing 2,032 owned properties (of which 60 are accounted for as direct financing receivables), 20 ground lease interests and 32 properties which secure mortgage loans. The gross investment portfolio totaled $6.7 billion at June 30, 2018 and consisted of the gross acquisition cost of the real estate investments totaling $6.4 billion and loans and direct financing receivables with an aggregate carrying amount of $321.7 million. As of June 30, 2018, approximately 44% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables.  During the six months ended June 30, 2018, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2017	1,921	$6,233,910
Acquisition of and additions to real estate (a)	190	599,562
Investment in loans and direct financing receivables	24	55,946
Sales of real estate	(48)	(160,908)
Principal collections on loans and direct financing receivables	(1)	(2,674)
Provisions for impairment	—	(2,608)
Other (b)	(2)	(14,726)
Gross investments, June 30, 2018		6,708,502
Less accumulated depreciation and amortization		(497,476)
Net investments, June 30, 2018	2,084	$6,211,026

(a)	Excludes $12.8 million of tenant improvement advances disbursed in 2018 which were accrued as of December 31, 2017 and includes $1.1 million of interest capitalized to properties under construction.
(b)	Includes $14.3 million representing the gross carrying amount of two real estate properties surrendered to the lender in exchange for the release of the related indebtedness (Note 4).

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to more than 400 customers geographically dispersed throughout 49 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at June 30, 2018. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at June 30, 2018, with the largest customer representing less than 3.5% of the total investment portfolio. On an annualized basis, the largest customer also represented less than 3.5% of the Company’s total annualized investment portfolio revenues as of June 30, 2018. The Company’s customers operate their businesses across approximately 550 concepts and the largest of these concepts represented less than 2.5% of the Company’s total annualized investment portfolio revenues as of June 30, 2018.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of June 30, 2018 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	821	$1,288,856	19%
Furniture stores	55	428,190	6
Early childhood education centers	176	392,998	6
Health clubs	71	368,479	6
Movie theaters	39	350,808	5
Family entertainment centers	34	277,112	4
Automotive repair and maintenance	121	261,056	4
All manufacturing industries	187	1,049,377	16
All other service industries	453	1,421,963	21
All other retail industries	127	869,663	13
	2,084	$6,708,502	100%

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	June 30,	December 31,
	2018	2017
In-place leases	$54,293	$56,547
Ground lease interests	21,363	21,363
Above-market leases	9,492	9,492
Total intangible lease assets	85,148	87,402
Accumulated amortization	(25,977)	(24,184)
Net intangible lease assets	$59,171	$63,218

Aggregate lease intangible amortization included in expense was $1.6 million and $1.7 million during the three months ended June 30, 2018 and 2017, respectively, and was $3.1 million and $3.3 million during the six months ended June 30, 2018 and 2017, respectively.  The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million during both the three months ended June 30, 2018 and 2017 and was $0.5 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively.

Based on the balance of the intangible assets at June 30, 2018, the aggregate amortization expense is expected to be $2.7 million for the remainder of 2018, $5.3 million in 2019, $4.8 million in 2020, $4.5 million in 2021, $4.3 million in 2022 and $3.8 million in 2023; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.5 million for the remainder of 2018, $1.1 million in each of the years 2019 and 2020, $0.6 million in 2021 and $0.4 million in each of the years 2022 and 2023.  The weighted average remaining amortization period is approximately nine years for the in‑place lease intangibles, approximately 45 years for the amortizing ground lease interests and approximately seven years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at June 30, 2018 was approximately 14 years. Substantially all of the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At June 30, 2018, six of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of June 30, 2018, are as follows (in thousands):

Remainder of 2018	$255,865
2019	511,768
2020	509,398
2021	508,376
2022	508,466
2023	505,272
Thereafter	4,557,636
Total future minimum rentals	$7,356,781

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At June 30, 2018, the Company held 31 loans receivable with an aggregate carrying amount of $143.2 million. Nineteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Eight of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The interest rates on ten of the mortgage loans are subject to increases over the term of the loans. The other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	June 30,	December 31,
Type	Rate (a)	Date	2018	2017
Eight mortgage loans receivable	8.50%	2018 - 2022	$33,225	$29,079
Five mortgage loans receivable	8.61%	2032 - 2038	41,755	42,827
Six mortgage loans receivable (b)	8.69%	2053 - 2056	59,791	58,752
Total mortgage loans receivable			134,771	130,658
Twelve equipment and other loans receivable	8.71%	2018 - 2025	9,695	11,944
Total principal amount outstanding—loans receivable			144,466	142,602
Unamortized loan origination costs			1,267	1,245
Allowance for loan losses			(2,538)	(1,500)
Direct financing receivables			178,499	129,106
Total loans and direct financing receivables			$321,694	$271,453

(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2018	$1,941	$13,589	$15,530
2019	2,490	9,581	12,071
2020	1,877	—	1,877
2021	1,058	4,207	5,265
2022	823	8,474	9,297
2023	722	1,203	1,925
Thereafter	64,284	34,217	98,501
Total principal payments	$73,195	$71,271	$144,466

As of June 30, 2018 and December 31, 2017, the Company had $178.5 million and $129.1 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Minimum lease payments receivable	$418,476	$305,438
Estimated residual value of leased assets	22,428	15,521
Unearned income	(262,405)	(191,853)
Net investment	$178,499	$129,106

As of June 30, 2018, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $8.3 million for the remainder of 2018 and average approximately $17.3 million for each of the next five years.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.  In February 2018, the Company expanded its credit facility from $500 million to $600 million and increased the accordion feature from $300 million to $800 million, which now allows the size of the facility to be increased up to $1.4 billion. The amended facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At June 30, 2018, the Company had $115.0 million of borrowings outstanding on the facility.

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

Under the terms of the amended facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $3.8 billion at June 30, 2018.

The facility is recourse to the Company and, as of June 30, 2018, the Company was in compliance with the covenants under the facility.

At June 30, 2018 and December 31, 2017, unamortized financing costs related to the Company’s credit facility totaled $3.6 million and $1.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of June 30, 2018, the Company was in compliance with its covenants under the NPAs.

In March 2018, the Company completed a public offering of $350 million in aggregate principal amount of senior unsecured notes (Public Notes). The Public Notes have a coupon rate of 4.50% and interest is payable semi-annually in arrears in March and September of each year beginning in September 2018. The notes were issued at 99.515% of their principal amount.

The supplemental indenture governing the Public Notes contains various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.  As of June 30, 2018, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indenture governing these notes.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2018	2017
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	—
Total notes payable				725,000	375,000
Term Loans:
Term Loan issued March 2017	Mar. 2019	2.57	% (a)	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44	% (a)	100,000	100,000
Total term loans				200,000	200,000
Unamortized original issue discount				(1,648)	—
Unamortized deferred financing costs				(7,329)	(4,405)
Total unsecured notes and term loans payable, net				$916,023	$570,595

(a)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at June 30, 2018.  The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of June 30, 2018.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $128.0 million at June 30, 2018.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 months prior to maturity. As of June 30, 2018, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.6 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $334.8 million at June 30, 2018.

The mortgage notes payable, which are obligations of the consolidated special purpose entities described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants.  Beginning on September 1, 2017, the Company did not make the scheduled debt service payments due on a $12.9 million note payable (see table below) because the two properties that secured this note were vacant and not generating cash flow to cover the debt service.  During the first quarter of 2018, the Company completed discussions with the special servicer regarding this note and reached an agreement to surrender the collateral properties in exchange for the release of the indebtedness, including any accrued interest, encumbering them. As a result, during the first quarter of 2018, the Company recognized a $0.8 million gain on the extinguishment of this debt, which is included in interest expense on the condensed consolidated statement of income.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2018	2017
Non-recourse net-lease mortgage notes:
$150,000 Series 2013-1, Class A-1	Mar. 2020	4.16%		$136,527	$137,960
$107,000 Series 2013-2, Class A-1	Jul. 2020	4.37%		98,421	99,393
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		71,294	71,982
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		117,550	117,850
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		93,496	93,733
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		92,839	93,812
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		89,223	90,104
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		92,590	93,483
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		137,142	137,492
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		265,725	266,400
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		194,050	195,877
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		132,217	133,426
Total non-recourse net-lease mortgage notes				1,521,074	1,531,512
Non-recourse mortgage notes payable:
$8,000 note issued January 2012; assumed in December 2013				—	6,664
$14,950 note issued July 2012				—	12,874
$21,125 note issued July 2015				—	21,015
$20,530 note issued December 2011; amended February 2012	Jan. 2019	5.275	% (a)	17,568	17,840
$6,500 note issued December 2012	Dec. 2019	4.806%		5,648	5,734
$16,100 note issued February 2014	Mar. 2021	4.83%		14,587	14,783
$13,000 note issued May 2012	May 2022	5.195%		11,251	11,418
$26,000 note issued August 2012	Sept. 2022	5.05%		22,654	22,987
$6,400 note issued November 2012	Dec. 2022	4.707%		5,581	5,665
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,484	10,637
$17,500 note issued August 2013	Sept. 2023	5.46%		15,789	15,993
$10,075 note issued March 2014	Apr. 2024	5.10%		9,449	9,532
$65,000 note issued June 2016	Jul. 2026	4.75%		63,124	63,635
$7,750 note issued February 2013	Mar. 2038	4.81	% (b)	6,824	6,924
$6,944 notes issued March 2013	Apr. 2038	4.50	% (c)	6,053	6,148
Total non-recourse mortgage notes payable				189,012	231,849
Unamortized net discount				(350)	(383)
Unamortized deferred financing costs				(23,607)	(26,672)
Total non-recourse debt obligations of consolidated special purpose entities, net				$1,686,129	$1,736,306

(a)

Note is a variable‑rate note which resets monthly at one-month LIBOR + 3.50%. The Company has entered into two interest rate swap agreements that effectively convert the floating rate on an $11.6 million portion and a $6.0 million portion of this mortgage note payable to fixed rates of 5.299% and 5.230%, respectively.

(b)	Interest rate is effective until March 2023 and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(c)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of June 30, 2018, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of June 30, 2018, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2018	$12,941	$—	$12,941
2019	26,161	122,686	148,847
2020	23,035	293,632	316,667
2021	20,146	229,366	249,512
2022	19,806	200,829	220,635
2023	15,471	265,357	280,828
Thereafter	39,826	1,365,830	1,405,656
	$157,386	$2,477,700	$2,635,086

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

The following tables outline the common stock issuances under these programs (in millions except share and per share information):

	Three Months Ended June 30, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$500 million 2018 ATM Program	7,143,418	$26.64	$190.3	$(2.9)	$(0.1)	$187.3
Total	7,143,418	$26.64	$190.3	$(2.9)	$(0.1)	$187.3

	Six Months Ended June 30, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$500 million 2018 ATM Program	10,901,956	$25.86	$281.9	$(4.2)	$(0.5)	$277.2
$400 million 2016 ATM Program	355,946	$25.92	9.2	(0.1)	-	9.1
Total	11,257,902	$25.86	$291.1	$(4.3)	$(0.5)	$286.3

	Inception of Program Through June 30, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$500 million 2018 ATM Program	10,901,956	$25.86	$281.9	$(4.2)	$(0.5)	$277.2
$400 million 2016 ATM Program	12,195,601	$26.15	318.9	(4.8)	(0.9)	313.2
Total	23,097,557	$26.01	$600.8	$(9.0)	$(1.4)	$590.4

The Company declared dividends payable to common stockholders totaling $125.0 million and $104.8 million during the six months ended June 30, 2018 and 2017, respectively.

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.  As of June 30, 2018, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $135.7 million, of which $128.8 million is expected to be funded in the next twelve months.  These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.  At June 30, 2018 and December 31, 2017, the fair value of the Company’s derivative instruments was an asset of $4.4 million and $2.8 million, respectively, included in other assets, net, on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At June 30, 2018, these debt obligations had a carrying value of $2,602.2 million and an estimated fair value of $2,634.6 million. At December 31, 2017, these debt obligations had an aggregate carrying value of $2,306.9 million and an estimated fair value of $2,407.0 million.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made significant changes to the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders, generally effective for tax years beginning after December 31, 2017. Significant changes include reductions in corporate and individual tax rates, a reduction in the effective tax rate on ordinary REIT dividends received by U.S. individuals, the reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), and significant changes in the taxation of earnings from non-U.S. sources. While we believe our analysis and computations of the tax effects, if any, of the TCJA are properly reflected in our financial statements, technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time, which increases the uncertainty as to the long-term effect of the TCJA on us. Likewise, we are still in the process of reviewing the TCJA’s impact on us, our customers and our stockholders.

Our shares of common stock have been listed on the New York Stock Exchange since our initial public offering, or IPO, in November 2014 and trade under the ticker symbol “STOR.”

Since our inception in 2011, we have selectively originated over $7.4 billion of real estate investments. As of June 30, 2018, our investment portfolio totaled approximately $6.7 billion, consisting of investments in 2,084 property locations across 49 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of June 30, 2018, approximately 98% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2018, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 10% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

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

Liquidity and Capital Resources

At the beginning of 2018, our real estate investment portfolio totaled $6.2 billion, consisting of investments in 1,921 property locations with base rent and interest due from our customers aggregating approximately $41.8 million per month, excluding future rent payment escalations. As of June 30, 2018, our investment portfolio had grown to approximately $6.7 billion, consisting of investments in 2,084 property locations with base rent and interest aggregating approximately $44.8 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property.  The lease contract related to just one of our properties is due to expire during the remainder of 2018; 87% of our leases have ten years or more remaining in their base lease term.  As of June 30, 2018, six of our 2,084 properties were vacant and not subject to a lease, which represents a 99.7% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.  When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of June 30, 2018, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $135.7 million, substantially all of which is expected to be funded in the next twelve months.

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

As of June 30, 2018, all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt and our weighted average debt maturity was approximately six years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. During 2017, we received a rating of Baa2, stable outlook, from Moody’s Investors Service and we are currently rated BBB, stable outlook, by both Standard & Poor’s Ratings Services and Fitch Ratings.  In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio).

Our secured non-recourse borrowings are obtained through multiple debt markets – primarily the asset-backed securities debt market. The vast majority of our secured non-recourse borrowings were made through an investment-grade-rated debt program we designed, which we call our Master Funding debt program.  By design, this program provides flexibility not commonly found in most secured non-recourse debt and which is described further below.  To a lesser extent, we may also obtain fixed-rate non‑recourse mortgage financing through the commercial mortgage-backed securities debt market or from banks and insurance companies secured by specific properties we pledge as collateral.

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. Our secured non-recourse borrowings have a current weighted average loan-to-cost ratio of approximately 58% and approximately 44% of our investment portfolio serves as collateral for this long-term debt. The remaining 56% of our portfolio properties, aggregating approximately $3.8 billion at June 30, 2018, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi‑year term with extension options in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, in August 2017, we prepaid, with no prepayment penalty, our first issuance of STORE Master Funding notes (Series 2012-1, Class A notes, originally scheduled to mature in August 2019), which bore an interest rate of 5.77% and had an outstanding balance of $198.6 million at the time of prepayment. During 2018, we repaid one maturing secured note payable of approximately $6.7 million which bore an interest rate of 4.8%. Aside from one $100 million extendible bank term loan scheduled to mature in March 2019, there are no other significant debt maturities until 2020, when three tranches of the STORE Master Funding notes issued in 2013 are due to mature. Similar to the STORE Master Funding Series 2012-1 prepayment, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. At June 30, 2018, we had $115.0 million of borrowings outstanding under our unsecured credit facility.

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

Under the terms of the amended facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $3.8 billion at June 30, 2018. The facility is recourse to us and, as of June 30, 2018, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In March 2018, we completed our inaugural issuance of underwritten public notes in an aggregate principal amount of $350.0 million.  These senior unsecured notes, which were issued at 99.515% of their principal amount, are due in March 2028 and bear a coupon rate of 4.50%; interest will be paid semi-annually in March and September of each year, beginning in September 2018. In January 2018, we entered into a treasury-lock agreement, which limited our exposure to increases in the 10-year treasury rate until the time the notes were issued; we received a $4.3 million cash payment from the counterparty upon settlement of the agreement in March 2018, reducing the effective yield on these public notes to approximately 4.4%. The supplemental indenture governing these public notes contains various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness.  As of June 30, 2018, we were in compliance with these covenants.  Prior to this initial issuance of public debt, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured credit facility. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $925 million as of June 30, 2018.

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

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset‑backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated A+ by Standard & Poor’s Ratings Services. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by Standard & Poor’s Ratings Services.  We have historically retained the Class B notes of each series, which aggregated $128.0 million in principal amount outstanding at June 30, 2018 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the six months ended June 30, 2018, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $57 million on cash collections of $107 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 2.0 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

The ABS notes outstanding at June 30, 2018 totaled $1.5 billion in Class A principal amount and were supported by a collateral pool of approximately $2.6 billion representing 981 property locations operated by 179 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

To a lesser extent, we also may obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.  During 2017, two properties that secured a $12.9 million note payable became vacant and did not generate cash flow to cover the debt service. During early 2018, we reached an agreement with the special servicer regarding this note and surrendered the collateral properties in exchange for the release of the indebtedness, including any accrued interest, encumbering them.  During the second quarter of 2018, we sold a property securing one of our mortgage notes payable and the buyer of the property assumed the $20.8 million non-recourse note outstanding at the time of sale.

Debt Summary

As of June 30, 2018, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $2.6 billion, a weighted average maturity of 5.9 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of June 30, 2018:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,521	$2,610	$—	$2,610
Other mortgage notes payable	189	335	—	335
Unsecured notes and term loans payable	925	—	—	—
Unsecured credit facility	115	—	—	—
Total debt	2,750	2,945	—	2,945
Unencumbered real estate assets	—	3,057	707	3,764
	$2,750	$6,002	$707	$6,709

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

The following tables outline the common stock issuances under these programs (in millions except share and per share information):

	Three Months Ended June 30, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$500 million 2018 ATM Program	7,143,418	$26.64	$190.3	$(2.9)	$(0.1)	$187.3
Total	7,143,418	$26.64	$190.3	$(2.9)	$(0.1)	$187.3

	Six Months Ended June 30, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$500 million 2018 ATM Program	10,901,956	$25.86	$281.9	$(4.2)	$(0.5)	$277.2
$400 million 2016 ATM Program	355,946	$25.92	9.2	(0.1)	-	9.1
Total	11,257,902	$25.86	$291.1	$(4.3)	$(0.5)	$286.3

	Inception of Program Through June 30, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$500 million 2018 ATM Program	10,901,956	$25.86	$281.9	$(4.2)	$(0.5)	$277.2
$400 million 2016 ATM Program	12,195,601	$26.15	318.9	(4.8)	(0.9)	313.2
Total	23,097,557	$26.01	$600.8	$(9.0)	$(1.4)	$590.4

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the six months ended June 30, 2018 increased by $37.5 million over the same period in 2017, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rent and interest revenues.  We also received a $4.3 million payment in settlement of a treasury lock agreement in the first quarter of 2018.  Investment activity in real estate, loans and direct financing receivables during the first half of 2018 was $21.4 million higher than the same period in 2017 and was primarily funded, in both periods, with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Cash proceeds from the sale of real estate and collections of principal on our loans and direct financing receivables were $35.5 million less during the first half of 2018 versus the same period in 2017 as a portion of the 2018 sales proceeds were received through the buyer assuming approximately $21 million of our debt rather than as cash proceeds. Net cash provided by financing activities was higher for the six months ended June 30, 2017 as compared to the same period in 2018 primarily as a result of the $377.1 million of proceeds received in the private placement of our common stock to a subsidiary of Berkshire Hathaway in June 2017.  Additionally, we paid dividends to our stockholders totaling $122.0 million and $95.9 million during the first six months of 2018 and 2017, respectively.  We increased our quarterly dividend in the third quarter of 2017 by 6.9% to an annualized $1.24 per common share.

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$179,465	$142,004
Net cash used in investing activities	(481,454)	(424,575)
Net cash provided by financing activities	309,337	708,739
Net increase in cash, cash equivalents and restricted cash	7,348	426,168
Cash, cash equivalents and restricted cash, beginning of period	49,178	73,166
Cash, cash equivalents and restricted cash, end of period	$56,526	$499,334

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$43,622	$468,510
Restricted cash included in other assets	12,904	30,824
Total cash, cash equivalents and restricted cash	$56,526	$499,334

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2017, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease.  As disclosed in Liquidity and Capital Resources, during the six months ended June 30, 2018, we issued $350.0 million in aggregate principal amount of long-term unsecured debt which has an interest rate of 4.50% and matures in March 2028.

Recently Issued Accounting Pronouncements

See Note 2 to the June 30, 2018 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of June 30, 2018, our total investment in real estate and loans approximated $6.7 billion, representing investments in 2,084 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from approximately 650 contracts predominantly structured as net leases.  The weighted average non‑cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified.  As of June 30, 2018, our 2,084 property locations were operated by over 400 customers across 49 states.  Our largest customer represented approximately 3.3% of our portfolio at June 30, 2018, and our top ten largest customers represented 19% of annualized base rent and interest.  Our customers operate their businesses across more than 550 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on June 30, 2018, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of June 30, 2018, our 2,084 property locations were operated by over 400 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	3.3%	24
Bass Pro Group, LLC (Cabela's)	2.4	9
Mills Fleet Farm Group, LLC	2.3	8
American Multi-Cinema, Inc. (Starplex/Carmike/Showplex/AMC)	2.0	14
Cadence Education, Inc. (Early childhood/elementary education)	1.8	32
Zips Holdings, LLC	1.7	41
US LBM Holdings, LLC (Building materials distribution)	1.6	37
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.5	16
CWGS Group, LLC (Camping World/Gander Outdoors)	1.4	16
National Veterinary Associates, Inc.	1.2	43
All other (402 customers)	80.8	1,844
Total	100.0%	2,084

Diversification by Concept

As of June 30, 2018, our customers operated their businesses across more than 550 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	2.4%	25
Art Van Furniture	2.4	17
Fleet Farm	2.4	8
Cabela's	2.3	8
Zips Car Wash	1.7	41
Popeyes Louisiana Kitchen	1.3	63
Applebee's	1.2	37
Stratford School	1.1	4
America's Auto Auction	1.1	6
O'Charley's	1.1	30
All other (545 concepts)	83.0	1,845
Total	100.0%	2,084

Diversification by Industry

As of June 30, 2018, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries into 75 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	12.8%	410	2,743
Restaurants—limited service	6.8	411	1,084
Early childhood education centers	6.0	176	1,912
Movie theaters	5.6	39	1,916
Health clubs	5.5	71	1,985
Family entertainment centers	4.1	34	1,082
Automotive repair and maintenance	3.8	121	568
All other service (29 industry groups)	21.5	453	11,568
Total service	66.1	1,715	22,858
Retail:
Furniture stores	6.4	55	3,316
Farm and ranch supply stores	3.3	24	2,048
All other retail (15 industry groups)	8.3	103	4,642
Total retail	18.0	182	10,006
Manufacturing:
Metal fabrication	4.0	54	5,922
All other manufacturing (21 industry groups)	11.9	133	14,561
Total manufacturing	15.9	187	20,483
Total	100.0%	2,084	53,347

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 2,084 property locations can be found in every state except Delaware.  The following table details the top ten geographical locations of the properties as of June 30, 2018:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	12.3%	222
Illinois	6.3	127
Florida	6.1	128
Ohio	6.0	128
Georgia	5.7	133
Tennessee	4.4	101
Michigan	4.2	68
Pennsylvania	4.0	65
Arizona	3.7	71
California	3.7	26
All other (39 states) (1)	43.6	1,015
Total	100.0%	2,084

(1)	Includes one property in Ontario, Canada which represents 0.4% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of June 30, 2018:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2018	0.4%	6
2019	0.7	14
2020	0.5	11
2021	0.7	7
2022	0.5	7
2023	1.2	28
2024	0.7	15
2025	1.7	23
2026	2.2	53
2027	4.0	64
Thereafter	87.4	1,850
Total	100.0%	2,078

(1)	Expiration year of contracts in place as of June 30, 2018 and excludes any tenant option renewal periods.
(2)	Excludes six properties which were vacant and not subject to a lease as of June 30, 2018.

Results of Operations

Overview

As of June 30, 2018, our real estate investment portfolio had grown to approximately $6.7 billion, consisting of investments in 2,084 property locations in 49 states, operated by over 400 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)
Total revenues	$131,205	$114,208	$16,997	$257,047	$222,179	$34,868
Expenses:
Interest	31,925	30,919	1,006	61,264	60,559	705
Property costs	741	1,131	(390)	2,082	1,937	145
General and administrative	10,852	9,289	1,563	21,703	19,532	2,171
Depreciation and amortization	44,216	37,396	6,820	86,526	72,611	13,915
Provisions for impairment	1,038	—	1,038	2,608	4,270	(1,662)
Total expenses	88,772	78,735	10,037	174,183	158,909	15,274
Income from operations before income taxes	42,433	35,473	6,960	82,864	63,270	19,594
Income tax expense	158	147	11	207	253	(46)
Income before gain on dispositions of real estate	42,275	35,326	6,949	82,657	63,017	19,640
Gain on dispositions of real estate, net of tax	19,926	25,734	(5,808)	29,504	29,433	71
Net income	$62,201	$61,060	$1,141	$112,161	$92,450	$19,711

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $5.5 billion in gross investment amount representing 1,770 properties as of June 30, 2017 to approximately $6.7 billion in gross investment amount representing 2,084 properties at June 30, 2018. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $6.6 billion in 2018 and $5.5 billion in 2017. During the six-month periods, the weighted average real estate investment amounts outstanding were approximately $6.5 billion in 2018 and $5.4 billion in 2017. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2018 on acquisitions that were made during 2017. Similarly, the full revenue impact of acquisitions made during the first six months of 2018 will not be seen until the second half of 2018. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.

The initial rental or capitalization rates we receive on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the six months ended June 30, 2018, we experienced a small increase of 0.1% in the weighted average lease rate attained on our new investments as compared to the same period in 2017, but it was in line with our experience during the latter half of 2017. Based on our experience, our expectations for the future include the possibility that we could see flat to a slight increase in lease rates as market interest rates increase. The weighted average initial real estate capitalization rate on the properties we acquired during the second quarters of 2018 and 2017 was approximately 8.0% and 7.8%, respectively, and was approximately 7.9% and 7.8% during the first half of 2018 and 2017, respectively.

Interest Expense

We fund the growth in our real estate investment portfolio with long‑term fixed-rate debt, net proceeds from periodic sales of real estate, net proceeds from equity issuances and excess cash flow from our operations after dividends and principal payments on our debt. Our long‑term borrowings are used to partially fund the acquisition of properties for our growing real estate investment portfolio. We use our unsecured revolving credit facility to temporarily finance the properties we acquire. As summarized in the table below, we experienced a small increase in interest expense period over period as a result of both the impact of increases in interest expense due to a higher average amount of long-term debt outstanding offset by the effect of a lower average rate on our long-term debt and the impact of increases related to a higher level of borrowing on our credit facility during 2018, as discussed below.

The following table summarizes our interest expense for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense - credit facility	$1,127	$11	$3,109	$949
Interest expense - credit facility fees	309	315	582	509
Interest expense - long-term debt (secured and unsecured)	29,123	28,762	55,315	55,570
Capitalized interest	(657)	(250)	(1,054)	(559)
Gain on extinguishment of debt	—	—	(814)	—
Amortization of deferred financing costs and other	2,023	2,081	4,126	4,090
Total interest expense	$31,925	$30,919	$61,264	$60,559
Credit facility:
Average debt outstanding	$150,363	$989	$227,304	$84,343
Average interest rate during the period (excluding facility fees)	3.0%	4.4%	2.7%	2.3%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,656,985	$2,558,271	$2,526,672	$2,452,678
Average interest rate during the period	4.4%	4.5%	4.4%	4.5%

The average amount of long-term debt outstanding was approximately $2.7 billion during the three months ended June 30, 2018, up from approximately $2.6 billion for the same period in 2017 and, for the six months ended June 30, 2018, the average amount of long-term debt outstanding was approximately $2.5 billion which was also up slightly from the same period in 2017.  The impact of the increases in average outstanding balances during the three- and six-month periods was offset by the impact of the decrease in the weighted average interest rate of our long term-debt during those periods.  Long-term debt added after June 30, 2017 consisted solely of the $350 million of 4.50% senior unsecured notes issued in March 2018.  Also, during the third quarter of 2017, we prepaid approximately $198.6 million of STORE Master Funding Series 2012-1, Class A notes, which bore an interest rate of 5.77%. During the first quarter of 2018, we repaid one maturing secured note payable of approximately $6.7 million which bore an interest rate of 4.8% and at the end of the second quarter, one secured note payable of approximately $20.8 million which bore an interest rate of 4.36% was assumed by the purchaser of one of our real estate properties. As of June 30, 2018, we had $2.6 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

Interest expense for the six months ended June 30, 2018 included a $0.8 million gain on the extinguishment of debt related to collateral assets with a net book value totaling $12.9 million which we surrendered to a lender in exchange for the forgiveness of the related debt obligations aggregating $13.7 million.

For the three months ended June 30, 2018, we had average borrowings outstanding of $150.4 million and incurred $1.1 million of interest expense, excluding facility fees, associated with our revolving credit facility. During the same period in 2017, our average borrowings outstanding were just $1.0 million and we incurred a nominal amount of interest expense as we entered the quarter with cash available from a stock offering and long-term debt transactions in late March 2017.  For the six months ended June 30, 2018 and 2017, average borrowings outstanding were $227.3 million and $84.3 million, respectively, and interest expense was $3.1 million and $0.9 million, respectively. A portion of the increase in interest expense is also due to an increase in the weighted average interest rate incurred on our borrowings due to increases in the facility base interest rates, primarily one-month LIBOR.  The increase in the base interest rates was partially offset by a decrease in the credit spread on each borrowing as a result of the improved investment-grade credit ratings we received in mid-2017. During the first six months of 2018, the average one-month LIBOR was approximately 0.8% higher than during 2017. The amount and timing of real estate acquisition activity and long-term debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.7 million and $1.1 million during the three and six months ended June 30, 2018, respectively, as compared to $0.3 million and $0.6 million, respectively, for the same periods in 2017.

Property Costs

Approximately 98% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of June 30, 2018, we owned six properties that were vacant and not subject to a lease and the lease contract related to just one property we own is due to expire during the remainder of 2018. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. For the trailing four quarters ended June 30, 2018, property costs have averaged just 8 basis points of our average gross investment portfolio.

Included in property costs for the three and six months ended June 30, 2018 was approximately $117,000 and $234,000, respectively, related to the amortization of ground lease intangibles which were comparable to the amounts for the same periods in 2017.  Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $10.8 million and $21.7 million for the three and six months ended June 30, 2018, respectively, as compared to $9.3 million and $19.5 million, respectively, for the same periods in 2017 with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Our employee base grew from 74 employees at June 30, 2017 to 82 employees as of June 30, 2018. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $37.4 million and $72.6 million for the three and six months ended June 30, 2017, respectively, to $44.2 million and $86.5 million, respectively, for the comparable periods in 2018.

Provisions for Impairment

During the three and six months ended June 30, 2018, we recognized $1.0 million and $2.6 million, respectively, in provisions for loan losses associated with two of our loans receivable.  During the six months ended June 30, 2017, we recognized a $4.3 million provision for the impairment of real estate associated with one vacant property which was sold in the second quarter of 2017.

Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended June 30, 2018, we recognized a $19.9 million aggregate net gain on the sale of 26 properties.  In comparison, for the three months ended June 30, 2017, we recognized a $25.7 million aggregate net gain on the sale of 23 properties. For the six months ended June 30, 2018, we recognized a $29.5 million aggregate net gain on the sale of 48 properties as compared to an aggregate net gain of $29.4 million on the sale of 28 properties in the same period in 2017.

Net Income

For the three and six months ended June 30, 2018, our net income was $62.2 million and $112.2 million, respectively, reflecting increases from $61.1 million and $92.4 million, respectively, for the same periods a year ago. Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and reflects the impact from gains on dispositions of real estate as described above, offset by the impact of provisions for impairment.

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

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional non-cash revenues and expenses such as straight‑line rents, including construction period rent deferrals, and the amortization of deferred financing costs, stock‑based compensation and lease-related intangibles as such items may cause short-term fluctuations in net income but have no impact on long-term operating performance. We believe that these costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, the portion expensed is added back when computing AFFO.  As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net Income	$62,201	$61,060	$112,161	$92,450
Depreciation and amortization of real estate assets	43,967	37,227	86,035	72,301
Provision for impairment of real estate	—	—	—	4,270
Gain on dispositions of real estate, net of tax	(19,926)	(25,734)	(29,504)	(29,433)
Funds from Operations	86,242	72,553	168,692	139,588
Adjustments:
Straight-line rental revenue, net:
Fixed rent escalations accrued	(1,694)	(1,183)	(3,523)	(3,247)
Construction period rent deferrals	1,405	561	2,122	1,470
Amortization of:
Equity-based compensation	2,200	1,994	3,666	3,868
Deferred financing costs and other noncash interest expense	2,023	2,081	4,126	4,090
Lease-related intangibles and costs	571	673	1,211	1,177
Provision for loan losses	1,038	—	2,608	—
Capitalized interest	(657)	(251)	(1,054)	(560)
Gain on extinguishment of debt	—	—	(814)	—
Adjusted Funds from Operations	$91,128	$76,428	$177,034	$146,386

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At June 30, 2018, all of our long‑term debt carried a fixed interest rate, or was effectively converted to a fixed‑rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 5.9 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year  ended December 31, 2017 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of June 30, 2018, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of June 30, 2018 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The Company’s bylaws were amended and restated, effective July 30, 2018, to remove legacy provisions related to a stockholders’ agreement we had previously entered into with STORE Holding Company, LLC (“STORE Holding”), our former majority stockholder.   STORE Holding no longer holds any shares of our stock, and our stockholders’ agreement with STORE Holding is no longer in effect.  Therefore, the provisions of our bylaws that reference STORE Holding and the stockholders’ agreement are no longer operative.

Item 6.  Exhibits

Exhibit	Description	Location
3.1	Articles of Amendment and Restatement of STORE Capital Corporation filed with the State Department of Assessments and Taxation of the State of Maryland on June 5, 2018.	Filed herewith.
3.2	Second Amended and Restated Bylaws of STORE Capital Corporation, effective July 30, 2018.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: August 3, 2018	By:	/s/ Catherine Long
Catherine Long
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)