Form 10-K
period 2018-12-31
STORE CAPITAL Corp
filed 2019-02-22
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $5.6 billion based on the last reported sale price of $27.40 per share on the New York Stock Exchange on June 29, 2018.

As of February 20, 2019, there were 221,612,845 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

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

•	the impact of changes in the tax code as a result of federal tax legislation and uncertainty as to how such changes may be applied;
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

S|T|O|R|E continues the investment activities of our senior leadership team, which has been investing in single-tenant operational real estate for over 30 years. We are one of the largest and fastest-growing net-lease REITs, and own a well-diversified portfolio that consists of investments in 2,255 property locations operated by 434 customers across 49 states as of December 31, 2018. Our customers operate across a wide variety of industries within the service, retail and manufacturing sectors of the U.S. economy, with restaurants, early childhood education centers, furniture stores, health clubs and movie theaters representing the top industries in our portfolio.

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

Corporate Responsibility

We define success by our ability to make a positive difference for all our many stakeholders. S|T|O|R|E’s beginning was inspired by our belief that we could make a positive difference for real estate intensive businesses across America by delivering innovative and superior real estate capital solutions. In that process, we have sought to add an important tool to middle market company capital formation while improving the liquidity of middle market businesses.

For our many customers, S|T|O|R|E’s real estate lease solutions have contributed to their prospects for wealth creation and to their ability to grow, create jobs and contribute to many communities across the country. In turn, meeting the needs of our customers provides an extraordinary investment opportunity that we believe holds the promise of sustainable long-term wealth creation for our many stockholders.  In fulfilling this mission, S|T|O|R|E has grown our staff to more than 90 associates, many of whom have worked together through predecessor companies. From the earliest of these predecessor companies in 1980, our leadership team has shown a commitment to employee development, employee engagement and personal growth central to the creation of a quality business.

Customers, stockholders and employees: These are our three most integral stakeholders. Through them, we are able to make a positive difference to our many other important stakeholders, including our creditors, suppliers and the many communities we serve.

2018 Highlights

•	During the year ended December 31, 2018, we invested approximately $1.6 billion in 418 property locations.

•

As of December 31, 2018, our total gross investment in real estate had reached approximately $7.6 billion, of which $4.6 billion was unencumbered. Our long-term outstanding debt totaled $3.0 billion at December 31, 2018, and, at that date, approximately $2.0 billion of our total long-term debt was secured debt and approximately $3.0 billion of our investment portfolio served as collateral for these outstanding borrowings.

•

For the year ended December 31, 2018, we declared dividends totaling $1.28 per share of common stock to our stockholders. In the third quarter of 2018, we raised our quarterly dividend 6.5% from our previous quarterly dividend amount.

•

During 2018, we raised aggregate net proceeds of $741.7 million from sales of shares under our “at the market”, or ATM, equity offering program. As of December 31, 2018, we had the ability to offer and sell up to an additional $504.9 million of our shares of common stock under our $750.0 million ATM authorization which we established in November 2018.

•

In February 2018, we expanded our unsecured revolving credit facility from $500 million to $600 million and increased the accordion feature from $300 million to $800 million for a total maximum borrowing capacity of $1.4 billion. The amended credit facility matures in February 2022 and includes two six-month extension options, subject to certain conditions.

•	In March 2018, we completed our first public debt offering, issuing $350 million in aggregate principal amount of unsecured, investment-grade rated 4.50% Senior Notes, due in March 2028.
•

In October 2018, we marked the inaugural issuance of AAA rated net-lease mortgage notes under our STORE Master Funding debt program; we issued a total of  $592 million of net-lease mortgage notes, of which $378 million are rated AAA with the remainder rated A+. The weighted average coupon rate of the AAA rated notes is 4.16% and the weighted average coupon rate of the A+ rated notes is 4.66%.

•

In October 2018, as part of the $592 million STORE Master Funding debt issuance, we prepaid, without penalty, STORE Master Funding notes with an aggregate balance of approximately $233.3 million at the time of prepayment; these notes were scheduled to mature in 2020 and bore a weighted average coupon rate of 4.25%.

Our Target Market

We are the leader in providing real estate financing solutions principally to middle-market and larger businesses that own STORE Properties and operate within the broad-based service, retail and manufacturing sectors of the U.S. economy. We have designed our net-lease solutions to provide a long-term, lower-cost way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership. We estimate the market for STORE Properties to exceed $3.4 trillion in market value and to include more than 2.0 million properties.

We define middle-market companies as those having approximate annual gross revenues of between $10 million and $1.0 billion, although approximately 16% of our customers have annual revenues in excess of $1.0 billion. The median annual revenues of our 434 customers was approximately $54 million and, on a weighted average basis, our average customer has revenues of approximately $862 million. Most of our customers do not have credit ratings, while some have ratings from rating agencies that service insurance companies or fixed-income investors. Most of these non-rated companies either prefer to be unrated or are simply too small to issue debt rated by a nationally recognized rating agency in a cost-efficient manner.

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

The estimated $3.4 trillion market of STORE Properties is divided into three primary industry sectors and various industry sub-sectors. The primary sectors and their proportion of this $3.4 trillion market of STORE Properties are service at 42%, retail at 46% and manufacturing at 12%. The sub-sectors included within each primary sector are summarized in the table below.

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
Full service restaurants

Although many of these industries are represented within our diverse property portfolio, S|T|O|R|E primarily targets service sector properties that represent a broad array of everyday services, such as restaurants and health clubs, are located near customers targeted by the business operating on the property and are for services not readily available online.  Although not our primary focus, the retail sector assets we target are primarily located in retail corridors, tend to be internet resistant and include a high experiential component, such as furniture and hunting and fishing stores. For the manufacturing sector of the market of STORE Properties, we typically target properties, across a broad array of industries, that are located in industrial parks near customers and suppliers and that are operated by businesses that make products that are everyday necessities. As of December 31, 2018, our portfolio of investments in STORE Properties was diversified across more than 100 industries, of which 65% was in the service sector, 18% was in the retail sector and 17% was in the manufacturing sector, based on annualized revenue.

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

•

Unit-Level Profitability. STORE Properties are distinguished by the primary source of their rent payment, which comes directly from the profits produced by the business operations at the real estate locations we own, which we refer to as unit-level profitability. While it is a common perception that the tenant under a lease is the primary source of the rent payment (as distinguished from the business unit operating at the leased site), we have observed a historic pattern in which tenants in corporate insolvencies seek to vacate unprofitable locations while retaining profitable ones, which indicates that the profitability of the location is the main indicator of a tenant’s long-term ability to pay. Because tenants historically retain profitable locations and vacate unprofitable ones in the event of insolvency, it is fundamentally important for S|T|O|R|E to collect and review the unit-level financial statements of our customers at our real estate locations, which is a key component of our business model. As of December 31, 2018, approximately 98% of the properties in our portfolio are subject to unit-level financial reporting requirements. Without access to unit-level financial reporting for the business activities conducted on the properties we own, it is difficult to accurately assess our customer’s business and, thus, the quality of the most important, and primary, source for our rent payments.

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

Acquiring STORE Properties

In assessing properties for potential acquisition, S|T|O|R|E follows a process designed to ensure that the properties it chooses to acquire will continue to be environmentally sustainable assets around which its customers can build and operate successful businesses. In this regard, S|T|O|R|E believes that being conscious of, and seeking to address, the environmental impacts of its properties – both before acquiring a property and after becoming the owner – can play an important role.

S|T|O|R|E’s commitment to environmental sustainability begins before it acquires a real estate asset.  S|T|O|R|E’s standard, pre-acquisition property due diligence procedures include the following:

•

Engaging a S|T|O|R|E-approved, nationally recognized and insured independent environmental engineering firm that is qualified to perform environmental site assessments in accordance with the most current standards published by the American Society for Testing and Materials.

•

Requiring, as a condition precedent to the acquisition, the delivery of a Phase I environmental assessment (a “Phase I”) identifying any recognized environmental conditions (“RECs”) affecting the property.  As part of the Phase I, the independent firm will:

o

Visually inspect the property from the boundaries and selected interior portions of the property, focusing on general property operations, the existence of above-ground or visible underground chemical or waste storage, evidence of releases of hazardous substances, the existence of asbestos-containing materials and/or the possibility of vapor intrusion.

o

Analyze the physical setting of the property based on a review of US Geological Survey topographical maps, Federal Emergency Management Agency flood maps, US Department of Agriculture soil surveys and selected geological reference information.

o

Review historical information regarding the property – including aerial photographs, city directories, fire (Sanborn) insurance maps, prior reports (if any exist), property tax assessor files, property land title records and zoning records – to identify and document past uses of the property and adjoining properties.

o	Review regulatory records, including federal and state databases, for indications of RECs or other conditions or liabilities affecting the property.
o	Conduct interviews with personnel of the seller who have knowledge of the uses and physical characteristics of the property.

Where S|T|O|R|E has identified RECs associated with a property but still determines to proceed with the acquisition, S|T|O|R|E will act to address these and other conditions. These actions may include:

•	Conducting additional environmental testing in the form of a Phase II environmental assessment.
•	Submitting the property into the voluntary compliance or clean-up program of the state where the property is located.
•

Purchasing an environmental insurance policy to insure against future contamination-related claims of the state or a third-party claimant and/or obtaining or increasing coverage for flood, hurricane and other similar risks.

•	Remediating the REC in accordance with any state-mandated minimum requirements.

If S|T|O|R|E is satisfied with the results and outcome of its pre-acquisition due diligence process, then it will execute a lease with the seller, pursuant to which the seller will agree to certain covenants and indemnities related to its continued use of the property.

Creating Investment-Grade Contracts

From our inception in 2011, based upon the experiences gained by our founding leadership team over more than thirty years and two prior successful public companies, we have emphasized and uniquely disclosed information regarding the net-lease contracts that we create with our tenants. We believe that our net-lease contracts, and not simply tenant or real estate quality, are central to our potential to deliver superior long-term risk-adjusted rates of return to our stockholders.  Contract quality embodies tenant and real estate characteristics, together with other investment attributes we believe are highly material. Contract attributes include the prices we pay for the real estate we own, inclusive of the prices relative to new construction cost. As of December 31, 2018, our average investment approximated 81% of replacement cost, a statistic that has been relatively stable since 2015. Other important contract attributes include the ability to receive unit-level financial statements, which allows us to evaluate unit-level cash flows relative to the rents we receive. As of December 31, 2018, the median ability of the properties we own to cover our rents, inclusive of an allowance for indirect costs, approximated 2.1:1, which also has held fairly stable since 2015. Likewise, over many years of providing real estate net-lease capital, we have determined that tenant alignments of interest are highly important. Such alignments of interest can include full parent company recourse, credit enhancements in the form of guarantees, cross default provisions and the use of master leases. Master leases are individual lease contracts that bind multiple properties and offer landlords greater security in the event of tenant insolvency and bankruptcy. Whereas individual property leases convey to tenants the options to evaluate the desirability and viability of each individual property they rent in the event of a bankruptcy, master leases bind multiple properties, permitting landlords to benefit from aggregate property performance. As of December 31, 2018, 91% of our multi-property net-lease contracts were in the form of master leases. Contract economic terms are also highly important because they can enhance margins of safety. During 2018, our weighted average initial lease rate was 7.9%, with annual contractual lease escalations averaging an added 1.8% of contract rents. We believe that our initial yields, on average, range from 10% to 15% above those expected by investors seeking real estate investment opportunities through the broker auction market, which provides us greater flexibility to preserve and enhance returns. Other important tenant contract considerations include indemnification provisions, lease renewal rights, and the ability to sublease and assign leases, as well as qualitative considerations, such as alternative real estate use assessment and the composition of a tenant’s capitalization structure.

Since our November 2014 initial public offering, S|T|O|R|E’s extensive contract attribute disclosure has uniquely included a tenant credit quality distribution chart, employing computed implied credit ratings applied to regularly received tenant financial statements using Moody’s Analytics RiskCalc. Since tenant credit ratings are merely one component of contract risk, we developed a means to deliver a base quantitative contract quality estimate. Our approach was to modify risk of tenant insolvency, as estimated by the Moody’s algorithm, by our own estimate of the likelihood of property closure, based on the regularly monitored profitability of the properties bound by each lease contract we create. To accomplish this, we established a simple range of property closure likelihood ranging from 10% to 100% based upon property profitability ranges from breakeven to a computed ability to cover our rents twice over. Multiplying tenant estimated insolvency probability (Moody’s Analytics RiskCalc) by our estimate of the probability of property closure results in a contract risk measurement that we call the STORE Score and which we regularly and uniquely disclose.

Our Competitive Strengths

We have a market-leading platform for the acquisition, investment in and management of STORE Properties that simultaneously creates value for stockholders and customers through our five corporate competencies.

•

Investment Origination. S|T|O|R|E was formed to fill a need for efficient long-term real estate capital for middle-market and larger customers. We do this principally through a solutions-oriented approach that includes the use of lease contracts that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. A S|T|O|R|E hallmark is our ability to directly market our real estate lease solutions to middle market and larger companies nation-wide, harnessing a geographically focused team of experienced relationship managers at our home office.  Approximately 80% of our investments, by dollar volume, have been originated by our internal origination team through direct new customer solicitations and a strong level of repeat business from existing customers. By creating demand for our services, we maintain a large pipeline of investment opportunities, which we estimate to be $13.2 billion as of December 31, 2018. Our objective is to be both highly selective and achieve higher rates of return than our stockholders could achieve if they sought to acquire profit-center real estate on their own.

•

Investment Underwriting. Our senior leadership team has developed our methods of risk evaluation over more than 30 years and across investments of more than $17 billion in over 9,600 STORE Properties. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class. We have combined our underwriting approach with our portfolio management systems to capture and track computed customer credit ratings as well as the performance of the businesses conducted at the properties that we own (unit-level performance). Our focus on STORE Properties, which are profit-centers for our tenants, enables us to create lease contracts having payment performance characteristics that are generally materially superior to the implied credit ratings of our diverse tenant base. Through our underwriting and portfolio management approach, we track, measure and report investment performance, with the investment underwriting goal to create a diverse portfolio centered on investment-grade quality contracts. As of December 31, 2018, we estimate that the net portfolio losses we have experienced due to credit events experienced by our customers have averaged 0.2% per year of the total investments we have made since we began in 2011 based on average annual credit events of 1.0%, average annual net credit losses of 0.3% offset by average annual gains on property sales of 0.1%, which is reflective of our strict underwriting and portfolio management guidelines.
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

•

Financial Reporting and Treasury. We consider and evaluate our corporate financing strategies with the same emphasis as our real estate investment strategies. Under our financing strategy, borrowings must: prudently improve stockholder returns; be structured to provide portfolio flexibility and minimize our exposure to changes in long-term interest rates; be structured to optimize our cost of financing in a way that will enhance investor rates of return; and contribute to corporate governance by enhancing corporate flexibility. Our senior leadership team has extensive experience with diverse liability strategies. Today, we are one of the few REITs able to employ our own AAA rated borrowing source, while simultaneously maintaining investment-grade corporate credit ratings. We have designed and implemented our strategies that add value to our investors by offering a more efficient means to finance real estate than they could otherwise do on their own. At the same time, the flexibility we derive from our liability strategies can also result in important flexibility for our customers.

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

•

Realize Stable Income and Internal Growth. We seek to make investments that generate strong and stable current income as a result of the difference, or spread, between the rate we earn on our assets (primarily our lease revenues) and the rate we pay on our liabilities (primarily our long-term debt). We augment that income with internal growth. We seek to realize superior internal growth through a combination of (1) a target dividend payout ratio that permits a meaningful level of free cash flow reinvestment and (2) cash generated from the estimated 1.8% weighted average annual escalation of base rent and interest in our portfolio (as of December 31, 2018, as if the escalations in all of our leases were expressed on an annual basis). We benefit from contractual rent escalations, as approximately 98% of our leases and loans (as of December 31, 2018, by annualized base rent and interest) have escalations that are either fixed (14% of our leases and loans) or based on the Consumer Price Index, or CPI (84% of our leases and loans). A final means of internal growth is the accretive redeployment of cash realized from the occasional sale of real estate. During 2018, we divested $251.4 million of real estate at a net gain of $23.6 million over our initial cost which we were able to redeploy. We believe these three means of internal growth will enable strong cash flow growth without relying exclusively on future common stock issuances to fund new portfolio investments.

•

Capitalize on Direct Origination Capabilities for External Growth. As the market leader in STORE Property investment originations, we plan to complement our internal growth with external growth driven by continued new investments that are funded through future equity issuances and borrowings to expand our platform and raise investor cash flows.

•

Actively Manage our Balance Sheet to Maximize Capital Efficiency. We seek funding sources that enable us to lock in long-term investment spreads and limit interest rate sensitivity. We also seek to maintain a prudent balance between the use of debt (which includes our own STORE Master Funding program, unsecured term notes, commercial mortgage-backed securities borrowings, insurance borrowings, bank borrowings and possibly preferred stock issuances) and equity financing. During 2017, we received a rating of Baa2, stable outlook, from Moody’s Investors Service and received a credit rating upgrade to BBB, stable outlook, from both S&P Global Ratings and Fitch Ratings. As of December 31, 2018, our secured and unsecured long-term debt had an aggregate outstanding principal balance of $3.0 billion, a weighted average maturity of six years and a weighted average interest rate of 4.4%.

•

Increase our portfolio diversity. As of December 31, 2018, we had invested approximately $7.6 billion in 2,255 property locations, substantially all of which are profit centers for our customers. Our portfolio is highly diversified; built on an average transaction size of just under $9.0 million, we now have over 400 customers (having added an average of approximately 15 new customers quarterly since inception) operating across more than 600 different brand names, or business concepts, across 49 states and over 100 industry groups. Our largest customer represented 2.7% of our portfolio as of December 31, 2018, based on annualized base rent and interest. Our portfolio’s diversity decreases the impact on us of an adverse event affecting a specific customer, industry or region, thereby increasing the stability of our cash flows. We expect that additional acquisitions in the future will further increase the diversity of our portfolio and, from time to time, we may sell properties in our portfolio to improve overall portfolio credit quality or diversity.

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

Employees

S|T|O|R|E has long acted to foster a diverse and vibrant workplace. Since the founding of the company in 2011, and at the prior companies founded by our management team, we have believed that we must have the best talent, including individuals who possess a broad range of experiences, backgrounds and skills that enable us to anticipate and meet the needs of our business and our customers. Over time, we have hired, developed and retained a diverse workforce that is a key component in our success by providing our employees market-competitive compensation and benefits and affording our employees an engaging work experience that allows for career development and opportunities for meaningful civic involvement. From our management team – where women hold seven of the ten positions at the level of senior vice president and above and two of our nine Board of Directors positions – through the rest of the company, we have a deep bench of men and women who are collectively fully capable of professionally operating the business and fulfilling the S|T|O|R|E vision.  As of December 31, 2018, we had 90 full-time employees, an increase of 12.5% over the total at December 31, 2017, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

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

Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations.  Restaurants, early childhood education centers, furniture stores, health clubs and movie theaters represent the largest industries in our portfolio; Fleet Farm, Ashley Furniture HomeStore, Cabela’s, Art Van Furniture and Zips Car Wash represent the largest concepts in our portfolio.  The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services.  A downturn in the economy could cause consumers to reduce their discretionary spending, which may have a material adverse effect on us.

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

Our operating results may be affected by market and economic challenges and uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole, by the local economies where our properties are located or our customers conduct business, or by the real estate industry in particular.  These economic challenges and uncertainties may result in:

•	customer defaults or non-renewals under leases, including as a result of constricted access to credit;

•	reduced demand for our net-lease solutions, forcing us to offer concessions or reduced rental rates when re-leasing properties; and

•	adverse capital and credit market conditions that may restrict our operating activities.

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

Our operating performance is impacted by the economic conditions affecting the specific markets and industries in which we have concentrations of properties.    As of December 31, 2018, the five states from which we derived the largest amount of our annualized base rent and interest were Texas (11.6%), Florida (6.2%), Illinois (6.2%), Ohio (5.5%) and Georgia (5.3%). In addition, as of December 31, 2018, 16.7% of the dollar amount of our investment portfolio was represented by properties dedicated to, and 17.0% of our annualized base rent and interest was derived from customers operating in, the restaurant industry and, in the future, it is likely we will acquire additional restaurant properties.  As a result of these concentrations, local economic and industry conditions, changes in state or local governmental rules and regulations, acts of nature and other factors in these states could result in a decrease in consumer demand for the products and services offered by our customers operating in those states or industries, which would have an adverse effect on our customers’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their obligations to us. Because the restaurant industry represents a significant portion of our portfolio, a downturn in the restaurant industry may have a material adverse effect on us. As we continue to acquire properties, our portfolio may become more concentrated by customer, industry or geographic area.  Such decreased diversity in our portfolio could cause us to be more sensitive to the bankruptcy or insolvency of fewer customers, to changes in consumer trends of a particular industry and to a general economic downturn in a particular geographic area.

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

We typically acquire only a small percentage (approximately 7%) of all properties that we evaluate (which we refer to as our “pipeline”).  To the extent any of the foregoing decreases our pipeline or otherwise impacts our ability to continue to acquire suitable properties, our ability to grow our business will be adversely affected.

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

As of December 31, 2018, leases and loans representing approximately 16.1% of our annualized base rent and interest will expire prior to 2029.  We cannot guarantee that we will be able to renew leases or re‑lease space without an interruption in the rental revenue from those properties, at or above our current rental rates or without having to offer substantial rent abatements, customer improvement allowances, early termination rights or below‑market renewal options.  The difficulty, delay and cost of renewing leases, re‑leasing space and leasing vacant space could materially and adversely affect us.

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

In addition, in order to maintain our qualification as a REIT, we are generally required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and we will be subject to income tax at the regular corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, without access to third-party sources of capital, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

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

A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long‑term borrowings of those subsidiaries.  As of December 31, 2018, the total outstanding principal balance of non‑recourse debt obligations of our consolidated special purpose entity subsidiaries was $2.0 billion and approximately $3.0 billion in assets held by those subsidiaries had been pledged to secure such borrowings.  We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities.  If our subsidiaries fail to make the required payments on such indebtedness, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable.  If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could have a material adverse impact on us.

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

We have generally used the proceeds from these ABS and CMBS financings to repay debt and fund real estate acquisitions.  Through December 31, 2018, we had issued eight series of notes under our STORE Master Funding program; an aggregate principal balance of $1.9 billion is outstanding as of December 31, 2018 representing seven series of notes.  Collectively these notes are referred to as the “Master Trust Notes” and had a weighted average maturity of six years, as of December 31, 2018. In addition, we had CMBS and other mortgage loans with an aggregate outstanding principal balance of $169 million and an average maturity of six years, as of December 31, 2018.  Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our STORE Master Funding program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time.  No assurance can be given that the ABS or the CMBS markets will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our STORE Master Funding program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018) on our taxable income at the regular corporate rate, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service, or the IRS, granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

Changes to tax law could affect our ability to qualify as a REIT and could adversely affect our stockholders.

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. For example, the latest tax reform bill, informally known as the Tax Cuts and Jobs Act (“TCJA”), made significant changes to the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders.  While we believe our analysis and computations of the tax effects of the TCJA (including issued guidance) are properly reflected in our financial statements, future technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may increase the uncertainty as to the long-term effect of the TCJA on us.  Any similar future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

Even if we qualify as a REIT for purposes of the Code, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth.  We generally must distribute annually at least 90% of our net REIT taxable income to our stockholders, excluding any net capital gain, in order for our distributed earnings to not be subject to corporate income tax.  Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the corporate income tax rate.  Further, if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by our taxable REIT subsidiary, or TRS, or if we qualify for a safe harbor from tax.

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

In general, the maximum U.S. federal income tax rate for dividends that constitute “qualified dividend income” paid to individuals, trusts and estates is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions generally are not eligible for the reduced rates. Beginning in 2018 and for taxable years prior to 2026, non-corporate stockholders are generally allowed to deduct up to 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non‑REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

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

If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax on such a built-in gain at the regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits accumulated by the C corporation prior to the acquisition by the close of the taxable year in which we acquire the corporation.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of December 31, 2018, our total investment in real estate and loans approximated $7.6 billion, representing investments in 2,255 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 680 contracts predominantly structured as net leases. The weighted average non‑cancelable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of December 31, 2018, our 2,255 property locations were operated by 434 customers across 49 states. Our largest customer represented approximately 2.7% of our portfolio at December 31, 2018, and our top ten largest customers represented 18.1% of annualized base rent and interest.  Our customers operate their businesses across more than 600 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on December 31, 2018, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of December 31, 2018, our 2,255 property locations were operated by 434 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	2.7%	23
Mills Fleet Farm Group LLC	2.4	8
Bass Pro Group, LLC (Cabela's)	2.2	9
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.7	14
Stratford School, Inc. (Elementary and middle schools)	1.6	17
Cadence Education, Inc. (Early childhood/elementary education)	1.6	32
Zips Holdings, LLC	1.6	42
US LBM Holdings, LLC (Building materials distribution)	1.5	46
CWGS Group, LLC (Camping World/Gander Outdoors)	1.5	19
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.3	16
All other (424 customers)	81.9	2,029
Total	100.0%	2,255

Diversification by Concept

As of December 31, 2018, our customers operated their businesses across more than 600 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Fleet Farm	2.4%	8
Ashley Furniture HomeStore	2.2	25
Cabela's	2.0	8
Art Van Furniture	1.9	16
Zips Car Wash	1.6	42
Big R Stores	1.5	24
Stratford School	1.2	4
AMC Theaters	1.1	10
Popeyes Louisiana Kitchen	1.1	63
Applebee's	1.0	35
All other (600 concepts)	84.0	2,020
Total	100.0%	2,255

Diversification by Industry

As of December 31, 2018, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries into 74 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	11.2%	403	2,719
Restaurants—limited service	5.8	395	1,040
Early childhood education centers	5.9	185	2,082
Health clubs	5.3	76	2,267
Movie theaters	4.8	38	1,879
Family entertainment centers	4.0	38	1,290
Automotive repair and maintenance	3.8	139	643
All other service (28 industry groups)	24.0	566	16,546
Total service	64.8	1,840	28,466
Retail:
Furniture stores	5.5	54	3,224
Farm and ranch supply stores	4.3	41	3,914
All other retail (14 industry groups)	8.6	113	4,970
Total retail	18.4	208	12,108
Manufacturing:
Metal fabrication	3.9	57	6,894
All other manufacturing (22 industry groups)	12.9	150	17,797
Total manufacturing	16.8	207	24,691
Total	100.0%	2,255	65,265

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 2,255 property locations can be found in every state except Delaware.  The following table details the top ten geographical locations of the properties as of December 31, 2018:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	11.6%	232
Florida	6.2	137
Illinois	6.2	140
Ohio	5.5	134
Georgia	5.3	140
Michigan	4.4	79
California	4.3	40
Tennessee	4.2	100
Arizona	4.0	71
Minnesota	3.7	75
All other (39 states) (1)	44.6	1,107
Total	100.0%	2,255

(1)	Includes one property in Ontario, Canada which represents 0.3% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of December 31, 2018:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
2019	0.8%	18
2020	0.7	13
2021	0.6	7
2022	0.4	7
2023	1.0	26
2024	0.7	15
2025	1.5	23
2026	2.1	54
2027	3.5	64
2028	4.8	79
Thereafter	83.9	1,941
Total	100.0%	2,247

(1)	Expiration year of contracts in place as of December 31, 2018, excluding any tenant option renewal periods.
(2)	Excludes eight properties which were vacant and not subject to a lease as of December 31, 2018.

Item 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of our business, including instances in which we are named as defendants in lawsuits arising out of accidents causing personal injuries or other events that occur on the properties operated by our customers. These matters are generally covered by insurance and/or by our customers pursuant to our contractual indemnification rights that we include in our leases. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “STOR”.

On February 20, 2019, there were 42 holders of record of the 221,612,845 outstanding shares of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.  We have determined that, for federal income tax purposes, all of the distributions paid in 2018 represented taxable income.

Distributions

The Company pays regular quarterly distributions to holders of its common stock.  Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, the Company did not repurchase any of its equity securities.

Stock Performance Graph

The following performance chart compares, for the period from November 18, 2014 (our first trading day on the NYSE) through December 31, 2018, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI U.S. REIT Index.  The chart assumes $100.00 was invested on November 18, 2014 and assumes the reinvestment of any dividends.  The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

	Period Ending
Index	11/18/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
STORE Capital Corporation	100	111.40	125.40	139.23	154.06	175.60
S&P 500	100	100.60	101.99	114.19	139.12	133.02
MSCI US REIT (RMS)	100	103.86	106.48	115.64	121.50	115.95

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

Item 6.  SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The table should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$540,756	$452,847	$376,343	$284,762	$190,441
Expenses:
Interest	129,061	120,478	105,180	81,782	67,959
Transaction costs	—	—	523	1,156	2,804
Property costs	4,250	4,773	4,067	1,515	473
General and administrative	45,725	40,990	33,972	27,972	19,494
Selling stockholder costs	—	—	800	—	—
Depreciation and amortization	181,826	150,279	119,618	88,615	57,025
Provisions for impairment	7,810	13,440	1,720	1,000	—
Total expenses	368,672	329,960	265,880	202,040	147,755

Gain on dispositions of real estate	45,528	39,609	13,296	1,322	4,493
Income from continuing operations before income taxes	217,612	162,496	123,759	84,044	47,179
Income tax expense	642	458	434	274	180
Income from continuing operations	216,970	162,038	123,325	83,770	46,999
Income from discontinued operations	—	—	—	—	1,140
Net income	$216,970	$162,038	$123,325	$83,770	$48,139
Per Common Share Data:
Income from continuing operations—basic and diluted	$1.06	$0.90	$0.82	$0.68	$0.59
Net income —basic and diluted	1.06	0.90	0.82	0.68	0.61
Cash dividends declared	1.2800	1.2000	1.1200	1.0400	0.9898
Balance Sheet Data (at period end):
Total real estate investments, at cost(1)	$7,253,868	$5,962,457	$4,855,306	$3,766,600	$2,694,557
Carrying amount of loans and direct financing receivables	351,202	271,453	269,210	213,342	111,354
Total investment portfolio, gross(1)	7,605,070	6,233,910	5,124,516	3,979,942	2,805,911
Less accumulated depreciation and amortization(1)	(585,913)	(428,900)	(298,984)	(184,182)	(98,671)
Net investments	7,019,157	5,805,010	4,825,532	3,795,760	2,707,240
Cash and cash equivalents	27,511	42,937	54,200	67,115	136,313
Total assets	7,113,971	5,899,777	4,941,668	3,911,388	2,882,703
Credit facility	135,000	290,000	48,000	—	—
Senior unsecured notes and term loans payable, net	916,720	570,595	470,190	172,442	—
Non-recourse debt obligations of consolidated special purpose entities, net	2,008,592	1,736,306	1,833,481	1,597,505	1,253,242
Total liabilities	3,250,470	2,728,835	2,458,413	1,851,595	1,300,019
Total stockholders’ equity	3,863,501	3,170,942	2,483,255	2,059,793	1,582,684
Other Data:
Funds from Operations(2)	$357,625	$283,930	$230,904	$171,705	$99,383
Adjusted Funds from Operations(2)	$377,869	$306,077	$245,829	$183,475	$109,876
Number of investment property locations (at period end)	2,255	1,921	1,660	1,325	947
% of owned properties subject to a lease contract (at period end)	99.6%	99.6%	99.5%	99.8%	100%

(1)	Includes the dollar amount of investments ($18.7 million) and the accumulated depreciation and amortization ($2.0 million) related to real estate investments held for sale at December 31, 2017.
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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made significant changes to the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders, generally effective for tax years beginning after December 31, 2017.  We believe our analysis and computations of the tax effects of the TCJA (including issued guidance) are properly reflected in our financial statements.  Future technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may increase the uncertainty as to the long-term effect of the TCJA on us.

Our shares of common stock have been listed on the New York Stock Exchange since our initial public offering, or IPO, in November 2014 and trade under the ticker symbol “STOR.”

Since our inception in 2011, we have selectively originated over $8.3 billion of real estate investments. As of December 31, 2018, our investment portfolio totaled approximately $7.6 billion, consisting of investments in 2,255 property locations across 49 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of December 31, 2018, approximately 98% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2018, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

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

Liquidity and Capital Resources

At the beginning of 2018, our real estate investment portfolio totaled $6.2 billion, consisting of investments in 1,921 property locations with base rent and interest due from our customers aggregating approximately $41.8 million per month, excluding future rent payment escalations. By December 31, 2018, our investment portfolio had grown to approximately $7.6 billion, consisting of investments in 2,255 property locations with base rent and interest due from our customers aggregating approximately $51.2 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. The lease contracts related to just six of our properties are due to expire during 2019; 84% of our leases have ten years or more remaining in their base lease term.  As of December 31, 2018, eight of our 2,255 properties were vacant and not subject to a lease, which represents a 99.6% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.  When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of December 31, 2018, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $78.5 million, of which $72.5 million is expected to be funded in the next twelve months.

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

As of December 31, 2018, all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt and our weighted average debt maturity was 6.2 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. During 2017, we received a rating of Baa2, stable outlook, from Moody’s Investors Service and we are currently rated BBB, stable outlook, by both S&P Global Ratings and Fitch Ratings.  In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio).

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of December 31, 2018, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 68% and approximately 39% of our investment portfolio serves as collateral for this long-term debt. The remaining 61% of our portfolio properties, aggregating approximately $4.6 billion at December 31, 2018, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially now that we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi‑year term with extension options in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, in August 2017, we prepaid, without penalty, our first issuance of STORE Master Funding notes (Series 2012-1, Class A notes, originally scheduled to mature in August 2019), which bore an interest rate of 5.77% and had an outstanding balance of $198.6 million at the time of prepayment. During 2018, we also repaid two maturing secured notes payable totaling approximately $24.0 million which had a weighted average interest rate of 5.1%. As part of the STORE Master Funding Series 2018-1 notes issuance discussed further below, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes that were scheduled to mature in 2020. Aside from one $100 million extendable bank term loan scheduled to mature in March 2019, there are now no other significant debt maturities until 2021. Similar to these STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. At December 31, 2018, we had $135.0 million of borrowings outstanding under our unsecured credit facility.

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

Under the terms of the amended facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $4.6 billion at December 31, 2018. The facility is recourse to us and, as of December 31, 2018, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In March 2018, we completed our inaugural issuance of underwritten public notes in an aggregate principal amount of $350.0 million.  These senior unsecured notes, which were issued at 99.515% of their principal amount, are due in March 2028 and bear a coupon rate of 4.50%; interest will be paid semi-annually in March and September of each year. In January 2018, we entered into a treasury-lock agreement, which limited our exposure to increases in the 10-year treasury rate until the time the notes were issued; we received a $4.3 million cash payment from the counterparty upon settlement of the agreement in March 2018, reducing the effective yield on these public notes to approximately 4.4%. The supplemental indenture governing these public notes contains various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness.  As of December 31, 2018, we were in compliance with these covenants.  Prior to this initial issuance of public debt, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured credit facility. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $925 million as of December 31, 2018.

Non-recourse Secured Debt

As of December 31, 2018, approximately 35% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset‑backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings.  We have historically retained the Class B notes of each series, which aggregated $147.0 million in principal amount outstanding at December 31, 2018 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

On October 22, 2018, our consolidated special purpose entities issued the eighth series, Series 2018-1, of net-lease mortgage notes under the STORE Master Funding debt program consisting of $592 million of notes issued in four classes as summarized below:

Class	Rating (a)	Amount (in millions)	Coupon Rate	Maturity Date
Class A-1	AAA	$150.0	3.96%	Oct. 2024
Class A-2	AAA	228.0	4.29%	Oct. 2027
Class A-3	A+	50.0	4.40%	Oct. 2024
Class A-4	A+	164.0	4.74%	Oct. 2027
Total		$592.0

(a)	By S&P Global Ratings.

The Series 2018-1 transaction marked our inaugural issuance of AAA rated notes and we believe it broadens the market for our STORE Master Funding debt program and gives us access to lower cost secured debt. The net proceeds from the issuance of the Class A notes were primarily used to pay down outstanding balances on our credit facility and to prepay, without penalty, STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes aggregating approximately $233.3 million at the time of prepayment; these notes were scheduled to mature in 2020 and bore interest rates of 4.16% and 4.37%, respectively.

The ABS notes outstanding at December 31, 2018 totaled $1.9 billion in Class A principal amount and were supported by a collateral pool of approximately $2.7 billion representing 980 property locations operated by 177 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the year ended December 31, 2018, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $114 million on cash collections of $217 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 2 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

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

Debt Summary

As of December 31, 2018, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $3.0 billion, a weighted average maturity of 6.2 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2018:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,869	$2,674	$—	$2,674
Other mortgage notes payable	169	303	—	303
Unsecured notes and term loans payable	925	—	—	—
Unsecured credit facility	135	—	—	—
Total debt	3,098	2,977	—	2,977
Unencumbered real estate assets	—	3,626	1,002	4,628
	$3,098	$6,603	$1,002	$7,605

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

Equity

We access the equity markets in various ways, such as follow-on stock offerings as well as, in 2017, a private placement of 18.6 million shares of our common stock to a wholly owned subsidiary of Berkshire Hathaway.  In September 2016, we established our first “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents.  Under the program established in September 2016, we could offer and sell up to a maximum amount of $400 million of common stock (the 2016 ATM Program). In February 2018, we established a $500 million ATM program (the 2018-1 ATM Program) and terminated the 2016 ATM Program.  In November 2018, we established a $750 million ATM program (the 2018-2 ATM Program) and terminated the 2018-1 ATM Program.

The following tables outline the common stock issuances under these programs (in millions except share and per share information):

	Year Ended December 31, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	8,232,742	$29.78	$245.1	$(3.7)	$(0.3)	$241.1
$500 million 2018-1 ATM Program	18,536,871	$26.95	499.6	(7.5)	(0.6)	491.5
$400 million 2016 ATM Program	355,946	$25.92	9.2	(0.1)	—	9.1
Total	27,125,559	$27.79	$753.9	$(11.3)	$(0.9)	$741.7

	Inception of Program Through December 31, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	8,232,742	$29.78	$245.1	$(3.7)	$(0.3)	$241.1
$500 million 2018-1 ATM Program	18,536,871	$26.95	499.6	(7.5)	(0.6)	491.5
$400 million 2016 ATM Program	12,195,601	$26.15	318.9	(4.8)	(0.9)	313.2
Total	38,965,214	$27.30	$1,063.6	$(16.0)	$(1.8)	$1,045.8

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2018 increased by $82.3 million over the $309.4 million reported in 2017, which had increased $63.1 million reported over the $246.3 million reported in 2016, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rent and interest revenues.  The 2018 operating cash flows include a $4.3 million payment received in settlement of a treasury lock agreement in the first quarter.  Investment activity in real estate, loans and direct financing receivables during 2018 was $232.3 million higher than in 2017 which was $173.1 million higher than 2016 and was primarily funded, in all years, with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock.  Net cash provided by financing activities was higher for 2018 as compared to 2017.  Net activity on our credit facility during 2018 was a net repayment of $155.0 million as compared to net short-term borrowings of $242.0 million in 2017. During 2018, our net proceeds from the issuance of long-term debt were $924.6 million as compared to $232.2 million in 2017. Long-term debt repayments were $283.8 million in 2018 or $45.8 million higher than 2017; both 2018 and 2017 repayment activity include prepayments of STORE Master Funding debt as noted earlier. In recent years, we have funded a larger portion of our acquisitions with proceeds from equity offerings as compared to debt issuances, net of debt payments, as part of our overall strategy to reduce leverage. Additionally, we paid dividends to our stockholders totaling $255.6 million in 2018, $209.9 million in 2017 and $162.6 million in 2016. Our quarterly dividend was increased by 6.9% in the third quarter of 2017 to an annualized $1.24 per common share. We also increased our quarterly dividend in the third quarter of 2018 by 6.5% to an annualized $1.32 per common share.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash provided by operating activities	$391,678	$309,425	$246,304
Net cash used in investing activities	(1,367,038)	(1,100,871)	(1,130,373)
Net cash provided by financing activities	969,199	767,458	873,797
Net decrease in cash, cash equivalents and restricted cash	(6,161)	(23,988)	(10,272)
Cash, cash equivalents and restricted cash, beginning of period	49,178	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$43,017	$49,178	$73,166

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,511	$42,937	$54,200
Restricted cash included in other assets	15,506	6,241	18,966
Total cash, cash equivalents and restricted cash	$43,017	$49,178	$73,166

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

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The following table provides information with respect to our contractual commitments as of December 31, 2018, including any guaranteed or minimum commitments under contractual obligations.

		Payment Due by Period
					More than
		1 year	1 - 3 years	3 - 5 years	5 years
(In thousands)	Total	(2019)	(2020 - 2021)	(2022 - 2023)	(after 2023)
Credit facility (1)	$135,000	$—	$—	$135,000	$—
Long-term debt obligations (secured and unsecured):
Principal	2,962,871	135,311	353,108	513,303	1,961,149
Interest	795,196	127,240	240,028	204,324	223,604
Commitments to customers (2)	78,488	72,543	5,945	—	—
Operating ground lease obligations paid by STORE Capital	3,260	29	62	62	3,107
Operating ground lease obligations paid by STORE Capital's tenants (3)	44,810	2,028	3,286	3,039	36,457
Corporate office operating lease obligation	6,756	735	1,510	1,566	2,945
Total	$4,026,381	$337,886	$603,939	$857,294	$2,227,262

(1)

As of December 31, 2018, balances on our $600 million credit facility bear interest at one-month LIBOR plus a credit rating-based credit spread of 1.00%. We also pay a facility fee on the total commitment amount of 0.20%.

(2)

Represents our commitments to fund improvements to real estate properties previously acquired or mortgaged; these construction improvement commitments are similar to property acquisitions or new loans as they will result in increases to rental revenue or interest income due under the related contracts.

(3)

STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, we would be primarily responsible for the payment, assuming we do not re-tenant the property or sell the leasehold interest. Of the total $44.8 million commitment, $16.8 million is due for periods beyond the current term of our leases with the tenants. Excludes contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2018 consolidated financial statements.

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

Revenue Recognition

We lease real estate to our tenants under long‑term net leases that are predominantly classified as operating leases. Direct costs associated with lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. We periodically commit to fund construction of new properties for our customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the leases are triple‑net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance.

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

Share‑Based Compensation

Our directors and key employees have been granted long‑term incentive awards, including restricted stock awards (RSAs) and restricted stock unit awards (RSUs), which provide such directors and employees with equity interests as an incentive to remain in our service and to align their interests with those of our stockholders. We estimate the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognize that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. We value the RSUs with a market condition using a Monte Carlo simulation model on the date of grant and value the RSUs with a performance condition based on the fair value of the awards expected to be earned; we recognize those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods.

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

Results of Operations

Overview

As of December 31, 2018, our real estate investment portfolio had grown to approximately $7.6 billion, consisting of investments in 2,255 property locations in 49 states, operated by over 400 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, 5% represents mortgage loan and direct financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended
	December 31,		Increase
(In thousands)	2018	2017	(Decrease)
Total revenues	$540,756	$452,847	$87,909
Expenses:
Interest	129,061	120,478	8,583
Property costs	4,250	4,773	(523)
General and administrative	45,725	40,990	4,735
Depreciation and amortization	181,826	150,279	31,547
Provisions for impairment	7,810	13,440	(5,630)
Total expenses	368,672	329,960	38,712

Gain on dispositions of real estate	45,528	39,609	5,919
Income from operations before income taxes	217,612	162,496	55,116
Income tax expense	642	458	184
Net income	$216,970	$162,038	$54,932

Revenues

The increase in revenues year over year was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $6.2 billion in gross investment amount representing 1,921 properties at the end of 2017 to approximately $7.6 billion in gross investment amount representing 2,255 properties at December 31, 2018. The weighted average real estate investment amounts outstanding during the years were approximately $5.6 billion in 2017 and $6.8 billion in 2018. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between years is related to recognizing a full year of revenue in 2018 on acquisitions that were made during 2017. Similarly, the full revenue impact of acquisitions made during 2018 will not be seen until 2019. A smaller component of the increase in revenues between years is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.  Revenues for 2017 included a $4.6 million charge related to accelerated amortization of lease incentives associated with terminated lease contracts.

The initial rental or capitalization rates we achieve on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During 2018, we experienced a small increase of 0.1% in the weighted average lease rate attained on our new investments as compared to 2017, but it was in line with our experience during the latter portion of 2017. Based on our experience, our expectations for the future include the possibility that we could see flat to a slight increase in lease rates as market interest rates increase. The weighted average initial capitalization rates on the properties we acquired during 2018 was 7.9% as compared to 7.8% for properties acquired during 2017.

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

The following table summarizes our interest expense for the years ended December 31, 2018 and 2017.

	For the Year Ended
	December 31,
(Dollars in thousands)	2018	2017
Interest expense - credit facility	$6,009	$2,031
Interest expense - credit facility fees	1,195	1,029
Interest expense - long-term debt (secured and unsecured)	115,763	108,682
Capitalized interest	(2,641)	(1,242)
Gain on extinguishment of debt	(814)	—
Amortization of deferred financing costs and other	9,549	9,978
Total interest expense	$129,061	$120,478
Credit facility:
Average debt outstanding	$201,677	$87,151
Average interest rate during the period (excluding facility fees)	3.0%	2.3%
Long-term debt (secured and unsecured):
Average debt outstanding	$2,645,152	$2,426,091
Average interest rate during the period	4.4%	4.5%

The average amount of long-term debt outstanding was approximately $2.6 billion during 2018, up from approximately $2.4 billion in 2017, making it the primary driver for the increase in interest expense on long-term debt. This increase was slightly offset by a decrease in the weighted average interest rate of the long-term debt.  During the third quarter of 2017, we prepaid approximately $198.6 million of STORE Master Funding Series 2012-1, Class A notes. These notes, which were not scheduled to mature until August 2019, bore an interest rate of 5.77% and this prepayment was largely responsible for bringing our weighted average interest rate on long-term debt down to 4.4% at the end of 2017.  Long-term debt added since the end of 2017 consisted of the $350 million of 4.50% senior unsecured notes issued in March 2018 and the $592 million of STORE Master Funding Series 2018-1 notes issued in October 2018 which bear a weighted average interest rate of 4.34%. As part of the Series 2018-1 note issuance in October, we prepaid, without penalty, STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes aggregating approximately $233.3 million at the time of prepayment; these notes were scheduled to mature in 2020 and bore interest rates of 4.16% and 4.37%, respectively.  During 2018, we also repaid two maturing secured notes payable totaling approximately $24.0 million which had a weighted average interest rate of 5.14% and, in mid-2018, one secured note payable of approximately $20.8 million which bore an interest rate of 4.36% was assumed by the purchaser of one of our real estate properties. As of December 31, 2018, we had $3.0 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

Interest expense for 2018 included a $0.8 million gain on the extinguishment of debt related to collateral assets with a net book value totaling $12.9 million which we surrendered to a lender in exchange for the forgiveness of the related debt obligations aggregating $13.7 million.  Interest expense for 2018 and 2017 included $2.1 million and $2.0 million, respectively, in accelerated amortization of deferred financing costs primarily related to the STORE Master Funding prepayments discussed above.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. For 2018 and 2017, average borrowings outstanding were $201.7 million and $87.2 million, respectively, and interest expense was $6.0 million and $2.0 million, respectively. Borrowing activity during 2017 was lower than 2018 as we had very limited borrowing activity during the third quarter due to the cash we had available from the June 2017 private placement of stock to a wholly owned subsidiary of Berkshire Hathaway. A portion of the increase in interest expense in 2018 versus 2017 is also due to an increase in the weighted average interest rate incurred on our borrowings due to increases in one-month LIBOR. During 2018, the average one-month LIBOR was approximately 0.9% higher than during 2017. The increase in the base interest rates was partially offset by a decrease in the credit spread on each borrowing as a result of the improved investment-grade credit ratings we received in mid-2017. The amount and timing of real estate acquisition activity and long-term debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may have construction activities on one or more of our real estate properties.  Interest capitalized as a part of those activities represented approximately $2.6 million and $1.2 million in 2018 and 2017, respectively.

Property Costs

Approximately 98% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced because some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2018, we owned eight properties that were vacant and not subject to a lease and lease contracts related to just six properties we own are due to expire in 2019. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

Included in property costs in 2018 and 2017 was approximately $469,000 and $465,000, respectively, related to the amortization of ground lease interest intangibles. Property costs also include the expense of performing site inspections of our properties from time to time, as well as the property management costs of the few properties we own that have specific landlord property-level expense obligations.

As of December 31, 2018, we had 25 properties in which we have ground lease interests; five of those ground leases have been prepaid in full. Although we make the ground lease payments under one of these leases, the payment obligations for the remaining ground leases are the responsibility of our tenants operating on the properties. Through December 31, 2018, the ground lease obligations being paid directly to the ground lessor by our tenants has been presented on a net basis in our consolidated statements of income. As described in Note 2 to the consolidated financial statements, we adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842)(ASU 2016-02) in January 2019.  As a result of this adoption, beginning in 2019, the obligations paid directly by our tenant to the ground lessor will be presented on a gross basis in the consolidated statement of income, both as property costs and as rental revenues. Also as a result of the adoption of ASU 2016-02, beginning in 2019, for the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we will no longer present those property taxes on a net basis in the consolidated statements of income, but will now reflect it on a gross basis as both property tax reimbursement revenue included in rental revenue and as expense included in property costs. While we expect that these presentation changes will have little or no impact on net income, they will result in increases to property costs and rental revenues as compared to prior years’ presentations.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $45.7 million in 2018 as compared to $41.0 million in 2017 with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. During the third quarter of 2018, we transitioned the outsourced administrative portion of our portfolio servicing between service providers.  These costs are variable and increase with the size of our portfolio; however, the base cost for these services is now lower. Our employee base grew from 80 employees at December 31, 2017 to 90 employees as of December 31, 2018. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $150.3 million in 2017 to $181.8 million in 2018.

Provisions for Impairment

During 2018, we recognized provisions for impairment aggregating $7.8 million.  Of this amount, $5.2 million represented provisions for impairment of real estate and $2.6 million represented provisions for loan losses associated with two of our loans receivable. During 2017, we recognized provisions for impairment aggregating $13.4 million, of which $11.9 million represented provisions for impairment of real estate and $1.5 million represented a provision for loan losses associated with one of our loans receivable.

Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During 2018, we recognized a $45.5 million aggregate net gain on the sale of 80 properties.  In comparison, during 2017, we recognized a $39.6 million aggregate net gain on the sale of 55 properties. The proceeds from the dispositions of real estate during 2018 aggregated $252 million as compared to an aggregate original investment amount of $228 million. For properties sold during 2017, proceeds, including loan repayments received in conjunction with those sales, aggregated $267 million as compared to an aggregate original investment amount of $254 million.

Net Income

For the year ended December 31, 2018, our net income rose to $217.0 million, an increase from $162.0 million in 2017. Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and due to the increase in gains on dispositions of real estate, offset by the impact of impairments and accelerated amortization of lease incentives and deferred financing costs, all as discussed above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,		Increase
(In thousands)	2017	2016	(Decrease)
Total revenues	$452,847	$376,343	$76,504
Expenses:
Interest	120,478	105,180	15,298
Transaction costs	—	523	(523)
Property costs	4,773	4,067	706
General and administrative	40,990	33,972	7,018
Selling stockholder costs	—	800	(800)
Depreciation and amortization	150,279	119,618	30,661
Provisions for impairment	13,440	1,720	11,720
Total expenses	329,960	265,880	64,080

Gain on dispositions of real estate	39,609	13,296	26,313
Income from operations before income taxes	162,496	123,759	38,737
Income tax expense	458	434	24
Net income	$162,038	$123,325	$38,713

Revenues

Revenues rose by 20.3% to $452.8 million for the year ended December 31, 2017 from $376.3 million for the year ended December 31, 2016, driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Revenues for 2017 included a $4.6 million charge related to accelerated amortization of lease incentives associated with terminated lease contracts. Our real estate investment portfolio grew from approximately $5.1 billion in gross investment amount representing 1,660 properties at December 31, 2016 to approximately $6.2 billion in gross investment amount representing 1,921 properties at December 31, 2017. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period. The weighted average real estate investment amounts outstanding during the years were approximately $5.6 billion in 2017 and $4.5 billion in 2016. The weighted average initial real estate capitalization rate on the properties we acquired during 2017 was 7.8% as compared to 7.9% for properties acquired during 2016.

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

This increase was slightly offset by a decrease in the weighted average interest rate of our long-term debt as higher interest rate maturing debt was replaced with lower interest rate debt. The long-term debt added during 2017 included $100 million of unsecured bank term debt we issued in March 2017, which bears an interest rate of 2.57%, and $135 million of STORE Master Funding net‑lease mortgage notes we sold in March 2017, which bear an interest rate of 4.32%. During the third quarter of 2017, we prepaid approximately $198.6 million of STORE Master Funding Series 2012-1, Class A notes. These notes which were not scheduled to mature until August 2019, bore an interest rate of 5.77% and, as a result of the prepayment, we recognized a $2.0 million charge to interest expense for the accelerated amortization of the related deferred financing costs. As of December 31, 2017, we had $2.3 billion outstanding in long-term debt with a weighted average interest rate of 4.4%.

Interest expense, excluding facility fees, associated with our revolving credit facility increased to $2.0 million during 2017, up from $1.1 million in 2016, primarily as a result of the increase in average borrowings outstanding on our revolving credit facility which increased from $54.7 million during 2016 to $87.2 million during 2017. The increase in expense was also partially driven by an increase in the weighted average interest rate incurred on our borrowings due to increases in the facility base interest rates, primarily one-month LIBOR, during 2017. During 2017, the average one-month LIBOR was approximately 0.6% higher than during 2016.

From time to time, we may have construction activities on one or more of our real estate properties and interest capitalized as a part of those activities represented approximately $1.2 million and $0.8 million during 2017 and 2016, respectively.

Transaction Costs

Our real estate acquisitions have been predominantly sale‑leaseback transactions in which acquisition and closing costs are capitalized as part of the investment in the property. We also occasionally acquire properties subject to an existing lease and, prior to 2017, expensed transaction costs associated with these acquisitions, which were accounted for as business combinations, in the period incurred. Transaction costs expensed during 2016 totaled $0.5 million.

Property Costs

Property costs increased to $4.8 million in 2017 as compared to $4.1 million in 2016, primarily related to property taxes, insurance and maintenance costs on properties that were vacant during a portion of 2017 as well as certain property costs, such as real estate taxes billed in arrears, where we determined that our tenant may be unlikely to pay those obligations. Included in property costs in 2017 and 2016 was approximately $465,000 and $448,000, respectively, related to the amortization of ground lease interest intangibles.

General and Administrative Expenses

General and administrative costs totaled $41.0 million in 2017 as compared to $34.0 million in 2016, with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Compensation and benefits expense increased partially due to staffing additions to support our growing investment portfolio, as well as an increase in amortization expense related to our stock-based incentive compensation program. Our employee base grew from 68 employees at December 31, 2016 to 80 employees as of December 31, 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $119.6 million in 2016 to $150.3 million in 2017.

Provisions for Impairment

During 2017, we recognized provisions for impairment aggregating $13.4 million. Of this amount, $11.9 million represented provisions for impairment of real estate and $1.5 million represented a provision for loan losses associated with one of our loans receivable. During 2016, we recognized a $1.7 million provision for impairment of two properties sold in 2017.

Gain on Dispositions of Real Estate

During 2017, we recognized a $39.6 million aggregate net gain on the sale of 55 properties. In comparison, in 2016, we recognized an aggregate net gain of $13.3 million on the sale of 31 properties.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net Income	$216,970	$162,038	$123,325
Depreciation and amortization of real estate assets	180,851	149,556	119,079
Provision for impairment of real estate	5,202	11,940	1,720
Gain on dispositions of real estate, net of tax (a)	(45,398)	(39,604)	(13,220)
Funds from Operations	357,625	283,930	230,904
Adjustments:
Straight-line rental revenue, net:
Fixed rent escalations accrued	(6,121)	(6,414)	(5,486)
Construction period rent deferrals	6,622	3,056	3,142
Transaction costs	—	—	523
Amortization of:
Equity-based compensation	8,608	7,931	7,022
Deferred financing costs and other noncash interest expense (b)	9,549	9,978	7,267
Lease-related intangibles and costs (c)	2,433	7,043	2,474
Provision for loan losses	2,608	1,500	—
Capitalized interest	(2,641)	(1,243)	(817)
Gain on extinguishment of debt	(814)	—	—
Accrued severance costs	—	296	—
Selling stockholder costs	—	—	800
Adjusted Funds from Operations	$377,869	$306,077	$245,829

(a)

For the years ended December 31, 2018, 2017 and 2016, includes $130,000, $5,000 and $76,000, respectively, of income tax expense associated with gains recognized on the dispositions of certain properties.

(b)

For the years ended December 31, 2018 and 2017, includes $2.1 million and $2.0 million, respectively, of accelerated amortization of deferred financing costs primarily related to the prepayment of debt.

(c)	For the year ended December 31, 2017, includes a $4.6 million charge related to accelerated amortization of lease incentives associated with terminated lease contracts.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At December 31, 2018, all of our long‑term debt carried a fixed interest rate, or was effectively converted to a fixed‑rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.2 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although all of our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate. During the year ended December 31, 2018, we had average daily outstanding borrowings of $201.7 million on our variable‑rate credit facility, which primarily bears interest based on one-month LIBOR, plus a credit spread of 1.0% based on our current credit rating. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for our variable‑rate debt was approximately $2.0 million, or approximately 0.5% of net cash provided by operating activities for the year ended December 31, 2018. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR.  The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At December 31, 2018, the Company does have contracts that are indexed to LIBOR, including its unsecured revolving credit facility, and continues to monitor this activity and evaluate the related risks.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on Internal Control over Financial Reporting

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STORE Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

February 22, 2019

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Investments:
Real estate investments:
Land and improvements	$2,280,280	$1,898,342
Buildings and improvements	4,888,440	3,958,003
Intangible lease assets	85,148	87,402
Total real estate investments	7,253,868	5,943,747
Less accumulated depreciation and amortization	(585,913)	(426,931)
	6,667,955	5,516,816
Real estate investments held for sale, net	—	16,741
Loans and direct financing receivables	351,202	271,453
Net investments	7,019,157	5,805,010
Cash and cash equivalents	27,511	42,937
Other assets, net	67,303	51,830
Total assets	$7,113,971	$5,899,777

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$135,000	$290,000
Unsecured notes and term loans payable, net	916,720	570,595
Non-recourse debt obligations of consolidated special purpose entities, net	2,008,592	1,736,306
Dividends payable	72,954	60,068
Accrued expenses, deferred revenue and other liabilities	117,204	71,866
Total liabilities	3,250,470	2,728,835
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 221,071,838 and 193,766,854 shares issued and outstanding, respectively	2,211	1,938
Capital in excess of par value	4,129,082	3,381,090
Distributions in excess of retained earnings	(267,651)	(214,845)
Accumulated other comprehensive (loss) income	(141)	2,759
Total stockholders’ equity	3,863,501	3,170,942
Total liabilities and stockholders’ equity	$7,113,971	$5,899,777

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental revenues	$513,302	$427,943	$356,081
Interest income on loans and direct financing receivables	25,741	22,565	19,677
Other income	1,713	2,339	585
Total revenues	540,756	452,847	376,343
Expenses:
Interest	129,061	120,478	105,180
Transaction costs	—	—	523
Property costs	4,250	4,773	4,067
General and administrative	45,725	40,990	33,972
Selling stockholder costs	—	—	800
Depreciation and amortization	181,826	150,279	119,618
Provisions for impairment	7,810	13,440	1,720
Total expenses	368,672	329,960	265,880

Gain on dispositions of real estate	45,528	39,609	13,296
Income from operations before income taxes	217,612	162,496	123,759
Income tax expense	642	458	434
Net income	$216,970	$162,038	$123,325

Net income per share of common stock—basic and diluted	$1.06	$0.90	$0.82
Weighted average common shares outstanding:
Basic	204,322,298	178,586,266	148,878,504
Diluted	204,933,292	178,656,676	149,124,010

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$216,970	$162,038	$123,325
Other comprehensive income (loss):
Deferred gain on cash flow hedges	4,288	—	—
Unrealized (losses) gains on cash flow hedges	(5,641)	720	876
Cash flow hedge (gains) losses reclassified to interest expense	(1,547)	630	826
Total other comprehensive (loss) income	(2,900)	1,350	1,702
Total comprehensive income	$214,070	$163,388	$125,027

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	(Loss) Income	Equity
Balance at December 31, 2015	140,858,765	$1,409	$2,162,130	$(103,453)	$(293)	$2,059,793
Net income	—	—	—	123,325	—	123,325
Other comprehensive income	—	—	—	—	1,702	1,702
Issuance of common stock, net of costs of $14,823	18,447,601	184	463,696	—	—	463,880
Equity-based compensation	104,086	1	7,068	—	—	7,069
Shares repurchased under stock compensation plan	(68,497)	(1)	(1,049)	(669)	—	(1,719)
Common dividends declared ($1.12 per common share)	—	—	—	(170,795)	—	(170,795)
Balance at December 31, 2016	159,341,955	1,593	2,631,845	(151,592)	1,409	2,483,255
Net income	—	—	—	162,038	—	162,038
Other comprehensive income	—	—	—	—	1,350	1,350
Issuance of common stock, net of costs of $11,766	34,323,728	343	742,247	—	—	742,590
Equity-based compensation	157,268	2	7,931	12	—	7,945
Shares repurchased under stock compensation plan	(56,097)	—	(933)	(413)	—	(1,346)
Common dividends declared ($1.20 per common share) and dividend equivalents on restricted stock units	—	—	—	(224,890)	—	(224,890)
Balance at December 31, 2017	193,766,854	1,938	3,381,090	(214,845)	2,759	3,170,942
Net income	—	—	—	216,970	—	216,970
Other comprehensive loss	—	—	—	—	(2,900)	(2,900)
Issuance of common stock, net of costs of $12,253	27,125,559	271	741,394	—	—	741,665
Equity-based compensation	293,373	3	8,606	31	—	8,640
Shares repurchased under stock compensation plan	(113,948)	(1)	(2,008)	(826)	—	(2,835)
Common dividends declared ($1.28 per common share) and dividend equivalents on restricted stock units	—	—	—	(268,981)	—	(268,981)
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$216,970	$162,038	$123,325
Adjustments to net income:
Depreciation and amortization	181,826	150,279	119,618
Amortization of deferred financing costs and other noncash interest expense	9,549	9,978	7,267
Amortization of equity-based compensation	8,608	7,931	7,022
Provisions for impairment	7,810	13,440	1,720
Gain on dispositions of real estate	(45,528)	(39,609)	(13,296)
Gain on extinguishment of debt	(814)	—	—
Noncash revenue and other	2,291	3,733	54
Payments received in settlement of cash flow hedges	4,288	—	—
Changes in operating assets and liabilities:
Other assets	(4,926)	(4,126)	(5,340)
Accrued expenses, deferred revenue and other liabilities	11,604	5,761	5,934
Net cash provided by operating activities	391,678	309,425	246,304
Investing activities
Acquisition of and additions to real estate	(1,514,718)	(1,335,305)	(1,153,141)
Investment in loans and direct financing receivables	(88,088)	(35,229)	(44,297)
Collections of principal on loans and direct financing receivables	5,205	29,770	5,680
Proceeds from dispositions of real estate	230,563	239,893	61,385
Net cash used in investing activities	(1,367,038)	(1,100,871)	(1,130,373)
Financing activities
Borrowings under credit facility	988,000	642,000	599,000
Repayments under credit facility	(1,143,000)	(400,000)	(551,000)
Borrowings under unsecured notes and term loans payable	348,303	100,000	300,000
Borrowings under non-recourse debt obligations of consolidated special purpose entities	591,843	134,961	264,894
Repayments under non-recourse debt obligations of consolidated special purpose entities	(283,770)	(237,998)	(29,115)
Financing costs paid	(15,521)	(2,764)	(8,912)
Proceeds from the issuance of common stock	753,918	754,357	478,704
Stock issuance costs paid	(12,167)	(11,834)	(15,437)
Shares repurchased under stock compensation plans	(2,835)	(1,346)	(1,719)
Dividends paid	(255,572)	(209,918)	(162,618)
Net cash provided by financing activities	969,199	767,458	873,797
Net decrease in cash, cash equivalents and restricted cash	(6,161)	(23,988)	(10,272)
Cash, cash equivalents and restricted cash, beginning of period	49,178	73,166	83,438
Cash, cash equivalents and restricted cash, end of period	$43,017	$49,178	$73,166

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,511	$42,937	$54,200
Restricted cash included in other assets	15,506	6,241	18,966
Total cash, cash equivalents and restricted cash	$43,017	$49,178	$73,166

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$34,769	$25,884	$23,911
Net real estate assets surrendered to lender	12,573	—	—
Seller financing provided to purchasers of real estate sold	—	—	17,479
Acquisition of collateral property securing a mortgage note receivable	—	2,000	—
Non-recourse debt obligation assumed by purchaser of real estate	20,845	—	—
Non-recourse debt forgiven by lender in exchange for collateral assets	12,874	—	—
Accrued financing and stock issuance costs	211	101	105
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$115,425	$109,898	$95,968
Cash paid during the period for income and franchise taxes	1,930	1,666	1,194

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2018

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2018 and 2017, these special purpose entities held assets totaling $6.1 billion and $5.2 billion, respectively, and had third‑party liabilities totaling $2.1 billion and $1.8 billion, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation, primarily to change the presentation of gain on dispositions of real estate, net of tax on the consolidated statements of income for the years ended December 31, 2017 and 2016. The gain on dispositions of real estate is now shown gross of the related income tax expense and included in results of operations as a result of the SEC’s recent elimination of Rule 3-15(a) of Regulation S-X.

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

During the years ended December 31, 2018 and 2017, the Company recognized an aggregate provision for impairment of real estate of $5.2 million and $11.9 million, respectively.  As of December 31, 2018, the estimated fair value of the impaired real estate assets still held by the Company was $6.3 million.

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. Direct costs associated with lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. The Company periodically commits to fund the construction of new properties for its customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the leases are triple‑net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. For a few lease contracts, the Company collects property taxes from its customers and remits those taxes to governmental authorities; such property taxes have historically been presented on a net basis in the consolidated statements of income. As discussed in Recent Accounting Pronouncements below, the Company adopted ASU 2016-02, Leases (Topic 842)(ASU 2016-02) in January 2019 and, as a result, these property tax payments will now be presented on a gross basis in the consolidated statements of income.

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the lease. The Company provides an estimated reserve for uncollectible straight‑line rental revenue based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. There was $25.7 million and $20.9 million of accrued straight‑line rental revenue, net of allowances of $4.3 million and $2.9 million, at December 31, 2018 and 2017, respectively, which were included in other assets, net, on the consolidated balance sheets. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2018, there were three loans receivable with an aggregate outstanding principal balance of $8.5 million on nonaccrual status. As of December 31, 2017, there were two loans receivable with an aggregate outstanding principal balance of $5.4 million on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. At December 31, 2018 and 2017, there was $2.5 million and $1.5 million, respectively, of allowances for loan losses, which were included in loans and direct financing receivables on the consolidated balance sheets, related to one outstanding loan receivable. During 2018, the Company recognized $2.6 million of provisions for loan losses which are included in provisions for impairment on the consolidated statement of income; $1.6 million of this amount was recognized as part of a write-off of one loan receivable, net of collateral assets acquired. During 2017, the Company recognized a $1.5 million provision for loan losses.

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

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $15.5 million and $6.2 million of restricted cash and deposits in escrow at December 31, 2018 and 2017, respectively, which were included in other assets, net, on the consolidated balance sheets.

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

As of December 31, 2018, the Company had one interest rate floor, three interest rate swap and two treasury lock agreements in place. One of the interest rate swaps has a notional amount of $100 million and was designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2019 (Note 4).  The remaining two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).  The two treasury lock agreements, which have an aggregate notional amount of $300 million, were designated as cash flow hedges associated with a portion of an expected future debt issuance.

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

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$216,970	$162,038	$123,325
Less: earnings attributable to unvested restricted shares	(398)	(445)	(513)
Net income used in basic and diluted income per share	$216,572	$161,593	$122,812
Denominator:
Weighted average common shares outstanding	204,666,034	178,958,667	149,350,191
Less: Weighted average number of shares of unvested restricted stock	(343,736)	(372,401)	(471,687)
Weighted average shares outstanding used in basic income per share	204,322,298	178,586,266	148,878,504
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	610,994	70,410	245,506
Weighted average shares outstanding used in diluted income per share	204,933,292	178,656,676	149,124,010

(a)

For the years ended December 31, 2018, 2017 and 2016, excludes 113,895 shares, 118,443 shares and 201,778 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(ASU 2016-02) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, lease modifications and lease executory costs for all entities. Certain changes to the guidance pertaining to sale-leaseback transactions may impact the Company. For example, the inclusion of a purchase option in the lease associated with a sale-leaseback transaction will now result in the lessor accounting for such transaction as a financing arrangement.

ASU 2016-02 was effective for the Company on January 1, 2019 and, in accordance with the provisions of ASU 2018-11, Leases (Topic 842), Targeted Improvements, was adopted retrospectively by the Company as of the beginning of the period of adoption. There was no impact to retained earnings at the time of adoption and, therefore, no cumulative-effect adjustment was recorded. At the time of adoption, both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company applied this package of practical expedients and, as such, at the time of adoption did not reassess the classification of existing lease contracts, whether existing or expired contracts contain a lease or whether a portion of initial direct costs for existing leases should have been expensed. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable and, therefore, this new standard will result in a portion of these costs being expensed as incurred; during the year ended December 31, 2018, the Company capitalized $2.0 million of initial direct costs which are included in other assets, net, on the consolidated balance sheet. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office lease. The Company has completed its inventory and evaluation of these leases and has calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments; the amount recognized upon adoption was less than 1% of total assets. For the majority of the Company’s ground lease arrangements, the sublessees, or the Company’s tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, will be presented on a gross basis in the consolidated statements of income. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

Approximately 98% of the Company’s lease contracts (under which the Company is the lessor) are “triple-net” leases, which means that its tenants are responsible for making payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties the Company leases to them. Under the previous lease accounting guidance, these payments were excluded from rental revenue. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This update requires lessors to exclude from variable lease payments, and therefore revenue and expense, lessor costs paid by lessees directly to third parties (a net presentation). Costs paid by the lessor and reimbursed by lessees will be included in variable lease payments (a gross presentation).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that receivables arising from operating leases are within the scope of the leasing standard (Topic 842) discussed above.  This new standard will be effective for the Company on January 1, 2020, with early adoption permitted beginning on January 1, 2019. The Company has loans and direct financing receivables that will be subject to the new guidance and continues to evaluate the impact this new standard will have on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred.  Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.  As permitted in the guidance, the Company early adopted the provisions of ASU 2018-15 beginning with the quarter ended December 31, 2018 using the prospective approach. The adoption by the Company did not have a material impact on its consolidated financial statements.

3. Investments

At December 31, 2018, STORE Capital had investments in 2,255 property locations representing 2,199 owned properties (of which 61 are accounted for as direct financing receivables), 21 ground lease interests and 35 properties which secure mortgage loans. The gross investment portfolio totaled $7.61 billion at December 31, 2018 and consisted of the gross acquisition cost of the real estate investments totaling $7.25 billion and loans and direct financing receivables with an aggregate carrying amount of $351.2 million. As of December 31, 2018, approximately 39% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and direct financing receivables. During 2016, 2017 and 2018, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2015	1,325	$3,979,942
Acquisition of and additions to real estate (a)(b)	342	1,161,159
Investment in loans and direct financing receivables (c)	25	61,776
Sales of real estate	(31)	(70,824)
Principal collections on loans and direct financing receivables	(1)	(5,680)
Provisions for impairment		(1,720)
Other		(137)
Gross investments, December 31, 2016	1,660	5,124,516
Acquisition of and additions to real estate (a)(d)(e)	313	1,339,682
Investment in loans and direct financing receivables	5	35,229
Sales of real estate	(55)	(219,640)
Principal collections on loans and direct financing receivables (e)	(2)	(31,770)
Provisions for impairment		(13,440)
Other		(667)
Gross investments, December 31, 2017	1,921	6,233,910
Acquisition of and additions to real estate (a)(f)	389	1,538,015
Investment in loans and direct financing receivables	29	88,088
Sales of real estate	(80)	(227,135)
Principal collections on loans and direct financing receivables	(2)	(5,205)
Provisions for impairment		(7,810)
Other (g)	(2)	(14,793)
Gross investments, December 31, 2018		7,605,070
Less accumulated depreciation and amortization		(585,913)
Net investments, December 31, 2018	2,255	$7,019,157

(a)	Includes $0.8 million during 2016, $1.2 million during 2017 and $2.6 million during 2018 of interest capitalized to properties under construction.
(b)	Excludes $15.9 million of tenant improvement advances disbursed in 2016 which were accrued as of December 31, 2015.
(c)	Includes $17.5 million of mortgage loans made to the purchasers of four real estate properties sold.
(d)	Excludes $23.5 million of tenant improvement advances disbursed in 2017 which were accrued as of December 31, 2016.
(e)	One loan receivable was repaid in full through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.
(f)	Excludes $14.4 million of tenant improvement advances disbursed in 2018 which were accrued as of December 31, 2017.
(g)	Includes $14.3 million representing the gross carrying amount of two real estate properties surrendered to the lender in exchange for the release of the related indebtedness (Note 4).

 Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to more than 400 customers geographically dispersed throughout 49 states. Only one state, Texas (12%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2018. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at December 31, 2018, with the largest customer representing 2.9% of the total investment portfolio. On an annualized basis, the largest customer represented 2.7% of the Company’s total annualized investment portfolio revenues as of December 31, 2018. The Company’s customers operate their businesses across more than 600 concepts and the largest of these concepts represented 2.4% of the Company’s total annualized investment portfolio revenues as of December 31, 2018.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of December 31, 2018 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	798	$1,272,835	17%
Furniture stores	54	420,710	5
Early childhood education centers	185	419,132	5
Health clubs	76	397,717	5
Movie theaters	38	350,149	5
Farm and ranch supply stores	41	346,362	5
Automotive repair and maintenance	139	312,043	4
All manufacturing industries	207	1,260,012	17
All other service industries	604	2,116,163	28
All other retail industries	113	709,947	9
Total	2,255	$7,605,070	100%

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2018	2017
In-place lease assets	$54,293	$56,547
Ground lease interest assets	21,363	21,363
Above-market lease assets	9,492	9,492
Total intangible lease assets	85,148	87,402
Accumulated amortization	(29,223)	(24,184)
Net intangible lease assets	$55,925	$63,218

Aggregate lease intangible amortization included in expense was $5.8 million, $6.3 million and $6.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Based on the balance of the intangible assets as of December 31, 2018, the aggregate amortization expense is expected to be $5.3 million in 2019, $4.8 million in 2020, $4.5 million in 2021, $4.3 million in 2022 and $3.8 million in 2023; the amount expected to be amortized as a decrease to rental revenue is $1.1 million for the years 2019 and 2020, $0.5 million in 2021 and $0.4 million in the years 2022 and 2023. The weighted average remaining amortization period is approximately nine years for the in‑place lease intangibles, approximately 45 years for the amortizing ground lease interests and approximately six years for the above‑market lease intangibles.

Real Estate Investments

The Company’s investment properties are leased to tenants under long‑term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2018 was approximately 14 years. Substantially all of the leases are triple‑net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2018, eight of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2018, are as follows (in thousands):

2019	$585,497
2020	583,257
2021	582,375
2022	582,658
2023	579,637
Thereafter	5,494,077
Total future minimum rentals	$8,407,501

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Loans and Direct Financing Receivables

At December 31, 2018, the Company held 37 loans receivable with an aggregate carrying amount of $166.3 million. Twenty-two of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Ten of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. The other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and direct financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	December 31,
Type	Rate (a)	Date	2018	2017
Ten mortgage loans receivable	8.27%	2019 - 2022	$49,934	$29,079
Four mortgage loans receivable	8.49%	2032 - 2038	17,666	42,827
Eight mortgage loans receivable (b)	8.73%	2051 - 2058	88,019	58,752
Total mortgage loans receivable			155,619	130,658
Fifteen equipment and other loans receivable	8.76%	2019 - 2025	12,013	11,944
Total principal amount outstanding—loans receivable			167,632	142,602
Unamortized loan origination costs			1,249	1,245
Allowance for loan losses			(2,538)	(1,500)
Direct financing receivables			184,859	129,106
Total loans and direct financing receivables			$351,202	$271,453

(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2019	$3,407	$21,453	$24,860
2020	1,884	19,523	21,407
2021	1,115	6,208	7,323
2022	887	8,474	9,361
2023	791	1,203	1,994
Thereafter	90,638	12,049	102,687
Total principal payments	$98,722	$68,910	$167,632

As of December 31, 2018 and 2017, the Company had $184.9 million and $129.1 million, respectively, of investments accounted for as direct financing leases; the components of the investments accounted for as direct financing receivables were as follows (in thousands):

	2018	2017
Minimum lease payments receivable	$424,305	$305,438
Estimated residual value of leased assets	24,053	15,521
Unearned income	(263,499)	(191,853)
Net investment	$184,859	$129,106

As of December 31, 2018, the future minimum lease payments to be received under the direct financing lease receivables is expected to average approximately $18.0 million for each of the next five years.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. In February 2018, the Company expanded its credit facility from $500 million to $600 million and increased the accordion feature from $300 million to $800 million, which now allows the size of the facility to be increased up to $1.4 billion. The amended facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At December 31, 2018, the Company had $135 million of borrowings outstanding on the facility.

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

Under the terms of the amended facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $4.6 billion at December 31, 2018.

The facility is recourse to the Company and, as of December 31, 2018, the Company was in compliance with the covenants under the facility.

At December 31, 2018 and 2017, unamortized financing costs related to the Company’s credit facility totaled $3.1 million and $1.7 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2018, the Company was in compliance with its covenants under the NPAs.

In March 2018, the Company completed a public offering of $350 million in aggregate principal amount of senior unsecured notes (Public Notes). The Public Notes have a coupon rate of 4.50% and interest is payable semi-annually in arrears in March and September of each year. The notes were issued at 99.515% of their principal amount.

The supplemental indenture governing the Public Notes contains various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.  As of December 31, 2018, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indenture governing these notes.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		December 31,
	Date	Rate		2018	2017
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	—
Total notes payable				725,000	375,000
Term Loans:
Term Loan issued March 2017	Mar. 2019	2.57	% (a)	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44	% (a)	100,000	100,000
Total term loans				200,000	200,000
Unamortized discount				(1,563)	—
Unamortized deferred financing costs				(6,717)	(4,405)
Total unsecured notes and term loans payable, net				$916,720	$570,595

(a)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at December 31, 2018. The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of December 31, 2018.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $147.0 million at December 31, 2018.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2018, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.7 billion.

In conjunction with the issuance of the STORE Master Funding Series 2018-1 notes in October 2018, the Company prepaid, without penalty, the Series 2013-1, Class A-1 notes and Series 2013-2, Class A-1 notes; these notes had an aggregate outstanding balance of $233.3 million at the time of prepayment, were issued in 2013, scheduled to mature in 2020, and bore an interest rates of 4.16% and 4.37%, respectively. The Company recognized $1.7 million of accelerated amortization of deferred financing costs associated with this debt. As a result of this prepayment and the size of the collateral pool at the time of the issuance of the Series 2018-1 notes, no additional collateral was contributed to the collateral pool.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $303.1 million at December 31, 2018.

The mortgage notes payable, which are obligations of the consolidated special purpose entities described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants. Beginning on September 1, 2017, the Company did not make the scheduled debt service payments due on a $12.9 million note payable (see table below) because the two properties that secured this note were vacant and not generating cash flow to cover the debt service.  During the first quarter of 2018, the Company completed discussions with the special servicer regarding this note and reached an agreement to surrender the collateral properties in exchange for the release of the indebtedness, including any accrued interest, encumbering them. As a result, during the first quarter of 2018, the Company recognized a $0.8 million gain on the extinguishment of this debt, which is included in interest expense on the consolidated statement of income.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		December 31,
	Date	Rate		2018	2017
Non-recourse net-lease mortgage notes:
$150,000 Series 2013-1, Class A-1				$—	$137,960
$107,000 Series 2013-2, Class A-1				—	99,393
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		70,589	71,982
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		117,250	117,850
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		93,258	93,733
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		91,841	93,812
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		88,320	90,104
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		91,675	93,483
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		136,792	137,492
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		149,484	—
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,958	—
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		265,050	266,400
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		192,187	195,877
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		130,984	133,426
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		227,215	—
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		163,863	—
Total non-recourse net-lease mortgage notes				1,868,466	1,531,512
Non-recourse mortgage notes payable:
$8,000 note issued January 2012; assumed in December 2013				—	6,664
$20,530 note issued December 2011; amended February 2012				—	17,840
$14,950 note issued July 2012				—	12,874
$21,125 note issued July 2015				—	21,015
$6,500 note issued December 2012	Dec. 2019	4.806%		5,560	5,734
$16,100 note issued February 2014	Mar. 2021	4.83%		14,388	14,783
$13,000 note issued May 2012	May 2022	5.195%		11,081	11,418
$26,000 note issued August 2012	Sept. 2022	5.05%		22,315	22,987
$6,400 note issued November 2012	Dec. 2022	4.707%		5,496	5,665
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,328	10,637
$17,500 note issued August 2013	Sept. 2023	5.46%		15,583	15,993
$10,075 note issued March 2014	Apr. 2024	5.10%		9,365	9,532
$65,000 note issued June 2016	Jul. 2026	4.75%		62,609	63,635
$7,750 note issued February 2013	Mar. 2038	4.81	% (a)	6,723	6,924
$6,944 notes issued March 2013	Apr. 2038	4.50	% (b)	5,957	6,148
Total non-recourse mortgage notes payable				169,405	231,849
Unamortized discount				(455)	(383)
Unamortized deferred financing costs				(28,824)	(26,672)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,008,592	$1,736,306

(a)	Interest rate is effective until March 2023 and will reset to greater of (1) initial rate plus 400 basis points or (2) Treasury rate plus 400 basis points.
(b)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of December 31, 2018, the Company had no interest rate swaps that were in a liability position; the termination value of its interest rate lock agreements was a liability of $6.9 million.

Long-term Debt Maturity Schedule

As of December 31, 2018, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2019	$29,917	$105,394	$135,311
2020	29,827	67,848	97,675
2021	26,067	229,366	255,433
2022	25,726	200,829	226,555
2023	21,391	265,357	286,748
Thereafter	56,026	1,905,123	1,961,149
	$188,954	$2,773,917	$2,962,871

5. Income Taxes

The Company’s total current income tax expense was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Federal income tax	$106	$35	$93
State income tax	536	423	341
Total current income tax expense	$642	$458	$434

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2018, 2017 and 2016.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2014 and tax returns filed for 2015 through 2017 remain subject to examination. The Company has a net operating loss carryforward (NOL) for income tax purposes of $1.5 million that was generated during the year ended December 31, 2011 and, therefore, has no impact on income tax expense for the three years ended December 31, 2018. This loss is available to reduce future REIT taxable income until it expires in 2031. At this time, the Company does not believe it is likely it will use the NOL to reduce future taxable income; therefore, any deferred tax asset associated with such NOL has been fully reserved.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2018 and 2017, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2018 and 2017.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2018		2017	2016
Ordinary income dividends	$1.1125		$0.9883	$0.9998
Capital gain dividends	0.1632		0.1590	0.0755
Return of capital	—		0.0327	0.0247
Total	$1.2757	(a)	$1.1800	$1.1000

(a)	Includes $0.0157 of distributions per share paid in January 2019.

6. Stockholders’ Equity

In September 2016, the Company established its first “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell registered shares of common stock through a group of banks acting as its sales agents. Under the program established in September 2016, the Company could offer and sell up to a maximum amount of $400 million of common stock (the 2016 ATM Program).  In February 2018, the Company established a $500 million ATM program (the 2018-1 ATM Program) and terminated the 2016 ATM Program.  In November 2018, the Company established a $750 million ATM program (the 2018-2 ATM Program) and terminated the 2018-1 ATM Program.

The following tables outline the common stock issuances under these programs (in millions except share and per share information):

	Year Ended December 31, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	8,232,742	$29.78	$245.1	$(3.7)	$(0.3)	$241.1
$500 million 2018-1 ATM Program	18,536,871	$26.95	499.6	(7.5)	(0.6)	491.5
$400 million 2016 ATM Program	355,946	$25.92	9.2	(0.1)	—	9.1
Total	27,125,559	$27.79	$753.9	$(11.3)	$(0.9)	$741.7

	Inception of Program Through December 31, 2018
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	8,232,742	$29.78	$245.1	$(3.7)	$(0.3)	$241.1
$500 million 2018-1 ATM Program	18,536,871	$26.95	499.6	(7.5)	(0.6)	491.5
$400 million 2016 ATM Program	12,195,601	$26.15	318.9	(4.8)	(0.9)	313.2
Total	38,965,214	$27.30	$1,063.6	$(16.0)	$(1.8)	$1,045.8

The Company declared dividends payable to common stockholders totaling $267.9 million, $223.8 million and $170.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

7. Long‑Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the 2015 Plan), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. As of December 31, 2018, 4,875,978 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long‑Term Incentive Plan (the 2012 Plan) which permits the issuance of up to 1,035,400 shares of common stock. As of December 31, 2018, 252,907 shares remain available for grant under the 2012 Plan.

Both the 2015 and 2012 Plans allow for awards to officers, directors and key employees of the Company in the form of restricted shares of the Company’s common stock and other equity-based awards including performance‑based grants.

The following table summarizes the restricted stock award (RSA) activity:

	2018		2017		2016
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	403,751	$22.24	459,716	$19.95	577,651	$17.58
Shares granted	135,496	$24.14	166,575	$23.92	104,086	$25.65
Shares vested	(192,011)	$20.27	(213,233)	$18.55	(222,021)	$16.38
Shares forfeited	(16,235)	$23.33	(9,307)	$23.80	—	$—
Outstanding non-vested shares, end of year	331,001	$24.10	403,751	$22.24	459,716	$19.95

(1)	Grant date fair value

The Company grants RSAs to its officers, directors and key employees. Generally, restricted shares granted to the Company’s employees and its chairman vest in 25% increments in February of each year. The other independent directors receive annual grants that vest at the end of each term served. As permitted, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2015 and 2012 Plans, the Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs is based on the closing price per share of the Company’s common stock on the date of the grant.

The Company has granted restricted stock unit awards (RSUs) with (a) both a market and a performance condition or (b) a market condition to its executive officers; these awards also contain a service condition. The number of common shares to be earned from each grant range from zero to 100% of the total RSUs granted over a three-year performance period. The following table summarizes the RSU activity:

	Number of RSUs
	2018	2017	2016
Non-vested and outstanding, beginning of year	919,041	719,434	348,220
RSUs granted	540,975	373,719	371,214
RSUs vested	(289,556)	(174,112)	—
RSUs forfeited	(79,745)	—	—
RSUs not earned	(74,854)	—	—
Non-vested and outstanding, end of year	1,015,861	919,041	719,434

For the 2018 grants, one-half of the common shares to be earned is based on the Company’s total shareholder return (TSR) measured against a market index and one-half of the number of shares to be earned is based on the growth in a key Company performance indicator over a three-year period.  For the 2017 and 2016 grants, one-half of the number of common shares to be earned is based on the Company’s TSR measured against the benchmark TSR of a peer group or market index and one-half of the number of shares to be earned is based on the Company’s TSR measured against pre-determined thresholds. The TSR is a measure of stock price appreciation plus dividends paid during the measurement period. To the extent market and service conditions are met, the earned RSUs from each grant awarded prior to 2018 vest 50% at the end of the three-year performance period and, subject to continued employment, 50% at the end of one additional year. The 2018 awards vest 100% at the end of the three-year performance period to the extent market, performance and service conditions are met. The RSUs accrue dividend equivalents which are paid only if the award vests. As of both December 31, 2018 and 2017, the Company accrued $1.1 million related to dividend equivalents expected to be paid on awards earned through December 31,

2018; during the year ended December 31, 2018, the Company paid $585,000 of these accrued dividend equivalents to its executive officers.

The Company valued the RSUs with a performance condition based on the closing price per share of the Company’s common stock on the date of the grant multiplied by the number of awards expected to be earned. The Company valued the RSUs with a market condition using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $3.1 million, $3.6 million and $6.1 million for the 2018, 2017 and 2016 grants, respectively. The estimated fair value is amortized to expense on a tranche by tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the RSUs with a market condition for each grant year:

	2018	2017	2016
Volatility	21.00%	21.00%	21.00%
Risk-free interest rate	2.38%	1.54%	0.91%
Dividend yield	0.00%	0.00%	0.00%

The 2015 and 2012 Plans each allow the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting of RSAs and RSUs by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the years ended December 31, 2018, 2017 and 2016, the Company repurchased an aggregate 113,948 shares, 56,097 shares and 68,497 shares, respectively, in connection with this tax withholding obligation.

Compensation expense for equity‑based payments totaled $8.6 million, $7.9 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in general and administrative expenses. At December 31, 2018, STORE Capital had $11.7 million of unrecognized compensation cost related to non‑vested equity‑based compensation arrangements which will be recognized through February 2022.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2018, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $78.5 million, of which $72.5 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027; the lease allows for one five-year renewal period at the option of the Company. During the years ended December 31, 2018, 2017 and 2016, total rent expense was $721,000, $711,000 and $395,000, respectively. At December 31, 2018, the Company’s future minimum rental commitments under this noncancelable operating lease was approximately $735,000 in 2019, $748,000 in 2020, $762,000 in 2021, $776,000 in 2022, $790,000 in 2023 and $2.9 million thereafter.

As of December 31, 2018, STORE Capital had 21 properties in which it has ground lease interests and four properties where a portion of the land is subject to a ground lease. The Company is responsible for the ground lease payments under one of the contracts and payment obligations associated with five of the ground lease contracts have been prepaid in full. The ground lease payment obligations for the remaining properties are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with the respective tenants.

The minimum aggregate rental commitments under the operating ground leases, excluding the five prepaid ground leases, as of December 31, 2018 are as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2019	$29	$2,028	$2,057
2020	31	1,723	1,754
2021	31	1,563	1,594
2022	31	1,513	1,544
2023	31	1,526	1,557
Thereafter	3,107	36,457	39,564
	$3,260	$44,810	$48,070

(a)

STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $44.8 million commitment, $16.8 million is due for periods beyond the current term of the Company’s leases with the tenants. Excludes contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed at least six consecutive months of service or, if earlier, one year of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $406,000 in 2018, $345,000 in 2017 and $308,000 in 2016.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2018 and 2017, the fair value of the Company’s derivative instruments was an asset of $253,000 and $2.8 million, respectively, included in other assets, net, on the consolidated balance sheets, and a liability of $4.3 million and a nominal amount, respectively, included in accrued expenses, deferred revenue and other liabilities on the consolidated balance sheets. Had the Company elected not to offset derivatives in the consolidated balance sheet as of December 31, 2018, the Company would have had derivative assets of $2.8 million associated with its three interest rate swap and related interest rate floor agreements and gross derivative liabilities of $6.9 million associated with its two treasury lock agreements. There were no derivative assets offset in derivative liabilities at December 31, 2017.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2018 and 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2018, these debt obligations had an aggregate carrying value of $2,925.3 million and an estimated fair value of $2,988.8 million. At December 31, 2017, these debt obligations had an aggregate carrying value of $2,306.9 million and an estimated fair value of $2,407.0 million.

10. Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited consolidated quarterly financial information for 2018 and 2017. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Total revenues	$125,842	$131,205	$137,005	$146,704	$540,756
Net income	49,960	62,201	48,225	56,584	216,970
Net income per share of common stock—basic and diluted	0.26	0.31	0.23	0.26	1.06
Dividends declared per common share	0.31	0.31	0.33	0.33	1.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Total revenues	$107,971	$114,208	$110,544	$120,124	$452,847
Net income	31,390	61,060	28,580	41,008	162,038
Net income per share of common stock—basic and diluted	0.19	0.35	0.15	0.21	0.90
Dividends declared per common share	0.29	0.29	0.31	0.31	1.20

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company.  Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO).  Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Director Nominations under the heading "Governance – Proposal No. 1-Election of Directors," the information regarding Executive Officers under the heading “Executive Compensation – Executive Officers,” the information regarding Section 16(a) compliance under the heading "Ownership of Our Stock – Section 16(a) Beneficial Ownership Reporting Compliance," the information regarding our Code of Business Conduct and Ethics under the heading "Governance – Additional Corporate Governance Features," and the information regarding the Audit Committee under the heading "Governance – Board and Committee Governance"  in the Company's 2019 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information regarding director compensation under the heading "Governance – 2018 Director Compensation"  and the information under the subheadings "Compensation Discussion and Analysis," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," and "Payments on Termination or

Change in Control" under the principal heading "Executive Compensation" in the Company's 2019 Proxy Statement is incorporated herein by reference

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding share ownership under the heading "Ownership of Our Stock – Beneficial Ownership of Our Common Stock by Certain Beneficial Owners and Management” in the Company's 2019 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2018:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders			5,128,885	(1)
Equity compensation plans not approved by stockholders
Total	—	—	5,128,885

(1)

Represents 4,875,978 shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan and 252,907 shares available for future issuance under the STORE Capital Corporation 2012 Long-Term Incentive Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding director independence and related party transactions under the heading "Governance – Director Independence and Related Party Transactions" in the Company's 2019 Proxy Statement is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors under the heading "Audit Matters” in the Company's 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

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

Exhibit	Description	Location
3.1	Articles of Amendment and Restatement of STORE Capital Corporation filed with the State Department of Assessments and Taxation of the State of Maryland on June 5, 2018.	Exhibit 3.1 to the Company’s Quarterly Report for the period ended June 30, 2018 on Form 10-Q filed with the SEC on August 3, 2018.
3.2	Third Amended and Restated Bylaws of STORE Capital Corporation, effective February 13, 2019.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2019 and filed with the SEC on February 14, 2019.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2014 and filed with the SEC on November 21, 2014.

4.2

Third Amended and Restated Master Indenture dated as of May 6, 2014, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, and STORE Master Funding V, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.3	Series 2013-1 Indenture Supplement dated as of March 27, 2013, between STORE Master Funding I, LLC and STORE Master Funding II, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.	Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.4

Series 2013-2 Indenture Supplement dated as of July 25, 2013, between STORE Master Funding I, LLC, STORE Master Funding II, LLC, and STORE Master Funding III, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.5

Series 2013-3 Indenture Supplement dated as of December 3, 2013, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, and STORE Master Funding IV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.6

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
4.8

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
4.10

Series 2016-1 Indenture Supplement dated as of October 18, 2016, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.

4.11		Indenture, dated as of March 15, 2018, between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on March 15, 2018.
4.12		Supplemental Indenture No. 1, dated as of March 15, 2018, between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on March 15, 2018.
4.13

Sixth Amended and Restated Master Indenture, dated as of October 22, 2018, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to Net-Lease Mortgage Notes.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 22, 2018 and filed with the SEC on October 23, 2018.
4.14

Series 2018-1 Indenture Supplement, dated as of October 22, 2018, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, each a Delaware limited liability company, and Citibank, N.A., as indenture trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 22, 2018 and filed with the SEC on October 23, 2018.
10.1	*	STORE Capital Corporation 2015 Omnibus Equity Incentive Plan.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.2	*	STORE Capital Corporation 2012 Long-Term Incentive Plan.	Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.3	*	Form of 2012 Long-Term Incentive Award Plan Restricted Stock Award Grant Agreement.	Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.4	*	Form of Indemnification Agreement between STORE Capital Corporation and each of its directors and executive officers.	Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.5	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher H. Volk.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.
10.6	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Michael T. Bennett.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.
10.7	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Catherine Long.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

10.8	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Mary Fedewa.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.
10.9	*	Employment Agreement dated as of November 2, 2017, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher K. Burbach.	Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.
10.10	*	Resignation and Consulting Agreement, dated January 9, 2019, among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher K. Burbach.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2019 and filed with the SEC on January 10, 2019.
10.11		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.12		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement for Directors (2019).	Filed herewith.
10.13		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.14		Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2018).	Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2018 on Form 10-Q filed with the SEC on May 4, 2018.
10.15		Note Purchase Agreement dated as of November 19, 2015, among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
10.16		Note Purchase Agreement dated as of April 28, 2016, among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.
10.17

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2018 and filed with the SEC on February 12, 2018.

10.18

Fifth Amended and Restated Property Management and Servicing Agreement, dated as of October 22, 2018, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, each a Delaware limited liability company, STORE Capital Corporation, a Maryland corporation, as property manager and special servicer, and KeyBank National Association, as back-up manager.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2018 and filed with the SEC on October 23, 2018.
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
101.1

The following materials from STORE Capital Corporation Annual Report on Form 10-K for the period ended December 31, 2018, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

*Indicates management contract or compensatory plan.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORE CAPITAL CORPORATION

Date: February 22, 2019	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 22, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Christopher H. Volk	President, Chief Executive Officer and Director	February 22, 2019
Christopher H. Volk	(principal executive officer)

/s/Catherine Long	Executive Vice President, Chief Financial Officer and Treasurer	February 22, 2019
Catherine Long	(principal financial officer)

/s/Stacy M. LaFrance	Senior Vice President – Chief Accounting Officer	February 22, 2019
Stacy M. LaFrance	(principal accounting officer)

/s/Morton H. Fleischer	Chairman of the Board of Directors	February 22, 2019
Morton H. Fleischer

/s/Mary Fedewa	Chief Operating Officer and Director	February 22, 2019
Mary Fedewa

/s/Joseph M. Donovan	Director	February 22, 2019
Joseph M. Donovan

/s/William F. Hipp	Director	February 22, 2019
William F. Hipp

/s/Catherine D. Rice	Director	February 22, 2019
Catherine D. Rice

/s/Einar A. Seadler	Director	February 22, 2019
Einar A. Seadler

/s/Rajath Shourie	Director	February 22, 2019
Rajath Shourie

/s/Quentin P. Smith, Jr.	Director	February 22, 2019
Quentin P. Smith, Jr.

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Benson	MN	$	(f)	$187	$627	$28	$197	$215	$824	$1,039	$(234)	1987	07/29/2011
Restaurants – Limited Service	Glencoe	MN		(f)	369	772	10	240	379	1,012	1,391	(286)	1986	07/29/2011
Restaurants – Limited Service	Little Falls	MN		(f)	456	803	17	208	473	1,011	1,484	(345)	1983	07/29/2011
Restaurants – Limited Service	Minneapolis	MN		(f)	243	590	34	169	277	759	1,036	(242)	1996	07/29/2011
Restaurants – Limited Service	Sauk Rapids	MN		(f)	224	887	-	225	224	1,112	1,336	(274)	1996	07/29/2011
Restaurants – Limited Service	Staples	MN		(f)	213	729	19	206	232	935	1,167	(254)	1987	07/29/2011
Restaurants – Limited Service	Wadena	MN		(f)	171	731	-	250	171	981	1,152	(232)	1980	07/29/2011
Restaurants – Limited Service	Valley City	ND		(f)	217	676	170	55	387	731	1,118	(290)	1984	07/29/2011
Restaurants – Limited Service	Wahpeton	ND		(f)	314	589	3	222	317	811	1,128	(221)	1987	07/29/2011
Restaurants – Limited Service	Mobridge	SD		(f)	336	517	-	225	336	742	1,078	(272)	1993	07/29/2011
Furniture Stores	Austin	TX		(f)	2,212	3,600	-	-	2,212	3,600	5,812	(781)	2006	09/02/2011
Furniture Stores	Live Oak	TX		(f)	1,885	3,927	-	-	1,885	3,927	5,812	(823)	2005	09/02/2011
Furniture Stores	New Braunfels	TX		(f)	1,692	6,926	-	-	1,692	6,926	8,618	(1,927)	1995	09/02/2011
Furniture Stores	San Antonio	TX		(f)	2,361	3,952	-	-	2,361	3,952	6,313	(865)	2006	09/02/2011
Restaurants – Limited Service	Florence	AL		(f)	398	540	-	-	398	540	938	(161)	1994	09/08/2011
Restaurants – Limited Service	Vestavia	AL		(f)	310	354	-	-	310	354	664	(103)	1972	09/08/2011
Restaurants – Limited Service	Jacksonville	FL		(f)	310	325	-	-	310	325	635	(101)	1982	09/08/2011
Restaurants – Limited Service	Bainbridge	GA		(f)	147	381	-	-	147	381	528	(115)	1989	09/08/2011
Restaurants – Limited Service	Winder	GA		(f)	348	366	-	-	348	366	714	(137)	1986	09/08/2011
Restaurants – Limited Service	Evansville	IN		(f)	226	380	-	-	226	380	606	(133)	1988	09/08/2011
Restaurants – Limited Service	Louisville	KY		(f)	310	383	-	-	310	383	693	(134)	1973	09/08/2011
Restaurants – Limited Service	Florissant	MO		(f)	460	400	-	-	460	400	860	(132)	1981	09/08/2011
Restaurants – Limited Service	Jackson	MS		(f)	253	460	-	-	253	460	713	(140)	1993	09/08/2011
Restaurants – Limited Service	Jackson	MS		(f)	225	342	-	-	225	342	567	(99)	1983	09/08/2011
Restaurants – Limited Service	Cincinnati	OH		(f)	148	467	-	-	148	467	615	(143)	1987	09/08/2011
Restaurants – Limited Service	Owasso	OK		(f)	275	301	-	-	275	301	576	(92)	1986	09/08/2011
Restaurants – Limited Service	Tulsa	OK		(f)	209	328	-	-	209	328	537	(125)	1977	09/08/2011
Restaurants – Limited Service	Antioch	TN		(f)	391	264	-	150	391	414	805	(108)	1978	09/08/2011
Restaurants – Limited Service	Clarksville	TN		(f)	239	425	-	124	239	549	788	(145)	1993	09/08/2011
Restaurants – Limited Service	Knoxville	TN		(f)	371	323	-	-	371	323	694	(106)	1987	09/08/2011
Restaurants – Limited Service	Princeton	WV		(f)	246	408	-	-	246	408	654	(119)	1977	09/08/2011
Wood Product Manufacturing	Delaware	OH		(f)	308	478	-	-	308	478	786	(141)	1969	09/27/2011
Wood Product Manufacturing	Hillsboro	OR		(f)	879	167	-	-	879	167	1,046	(74)	1965	09/27/2011
Wood Product Manufacturing	Stayton	OR		(f)	2,254	2,526	-	-	2,254	2,526	4,780	(712)	1985	09/27/2011
Family Entertainment Centers	Webster	TX		(f)	2,135	6,355	-	-	2,135	6,355	8,490	(1,428)	2007	09/30/2011
Child Day Care Services	Laveen	AZ		(f)	1,427	3,012	35	210	1,462	3,222	4,684	(698)	2008	10/07/2011
Child Day Care Services	Maricopa	AZ		(f)	2,212	4,080	-	-	2,212	4,080	6,292	(887)	2008	10/07/2011
Beer, Wine, and Liquor Stores	McAllen	TX		(f)	1,397	2,220	-	-	1,397	2,220	3,617	(772)	1955	10/07/2011
Beer, Wine, and Liquor Stores	Pharr	TX		(f)	699	1,362	-	-	699	1,362	2,061	(439)	1989	10/07/2011
Restaurants – Full Service	Canton	GA		(f)	1,101	973	-	-	1,101	973	2,074	(311)	1998	10/17/2011
Restaurants – Full Service	Fayetteville	GA		(f)	1,155	1,210	-	-	1,155	1,210	2,365	(391)	2004	10/17/2011
Restaurants – Full Service	Ft. Oglethorpe	GA		(f)	957	986	-	-	957	986	1,943	(289)	2003	10/17/2011
Restaurants – Full Service	Stockbridge	GA		(f)	1,135	1,276	-	-	1,135	1,276	2,411	(397)	2000	10/17/2011
Restaurants – Full Service	Camby	IN		(f)	636	1,297	-	-	636	1,297	1,933	(395)	2008	10/17/2011
Restaurants – Full Service	Greenwood	IN		(f)	518	1,196	-	-	518	1,196	1,714	(344)	2005	10/17/2011
Restaurants – Full Service	Georgetown	KY		(f)	727	1,076	-	-	727	1,076	1,803	(325)	2002	10/17/2011
Restaurants – Full Service	Owensboro	KY		(f)	585	1,427	-	-	585	1,427	2,012	(474)	1996	10/17/2011
Restaurants – Full Service	Charlotte	NC		(f)	737	1,086	-	-	737	1,086	1,823	(400)	2000	10/17/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Greensboro	NC	(f)	626	1,039	-	-	626	1,039	1,665	(361)	2004	10/17/2011
Restaurants – Full Service	Dayton	OH	(f)	1,369	1,357	-	-	1,369	1,357	2,726	(438)	1998	10/17/2011
Restaurants – Full Service	Springdale	OH	(f)	1,286	897	-	-	1,286	897	2,183	(252)	1996	10/17/2011
Restaurants – Full Service	Cookeville	TN	(f)	1,528	1,511	691	-	2,219	1,511	3,730	(497)	1994	10/17/2011
Restaurants – Full Service	Knoxville	TN	(f)	1,161	1,221	-	-	1,161	1,221	2,382	(425)	2003	10/17/2011
Restaurants – Full Service	Harrisonburg	VA	(f)	468	1,067	-	-	468	1,067	1,535	(341)	2003	10/17/2011
Restaurants – Full Service	Panama City	FL		230	1,451	-	-	230	1,451	1,681	(388)	2001	10/17/2011
Restaurants – Full Service	Augusta	GA		853	1,148	-	-	853	1,148	2,001	(341)	1997	10/17/2011
Restaurants – Full Service	Cumming	GA		1,375	946	-	-	1,375	946	2,321	(317)	1998	10/17/2011
Restaurants – Full Service	Lawrenceville	GA		985	879	-	-	985	879	1,864	(278)	1996	10/17/2011
Restaurants – Full Service	Snellville	GA		1,954	927	-	-	1,954	927	2,881	(305)	1998	10/17/2011
Restaurants – Full Service	Frankfort	KY		955	916	-	-	955	916	1,871	(300)	1998	10/17/2011
Restaurants – Full Service	Lexington	KY		533	1,148	-	-	533	1,148	1,681	(331)	1988	10/17/2011
Restaurants – Full Service	Louisville	KY		1,217	1,028	-	-	1,217	1,028	2,245	(314)	1993	10/17/2011
Restaurants – Full Service	Mansfield	OH		725	1,156	-	-	725	1,156	1,881	(390)	2003	10/17/2011
Restaurants – Full Service	Charleston	SC		889	1,245	-	-	889	1,245	2,134	(426)	2001	10/17/2011
Restaurants – Full Service	Cleveland	TN		1,169	1,346	-	-	1,169	1,346	2,515	(470)	1996	10/17/2011
Restaurants – Full Service	Goodlettsville	TN		933	1,191	-	-	933	1,191	2,124	(361)	1985	10/17/2011
Restaurants – Full Service	Lebanon	TN		1,037	1,134	-	-	1,037	1,134	2,171	(374)	1997	10/17/2011
Restaurants – Full Service	Morristown	TN		803	1,578	-	-	803	1,578	2,381	(538)	2000	10/17/2011
Restaurants – Full Service	Lynchburg	VA		903	1,078	-	-	903	1,078	1,981	(442)	2001	10/17/2011
Restaurants – Limited Service	Bradenton	FL	(f)	785	276	-	-	785	276	1,061	(234)	1984	10/19/2011
Restaurants – Limited Service	Sarasota	FL	(f)	848	410	-	-	848	410	1,258	(310)	1981	10/19/2011
Automotive Repair and Maintenance	Prescott Valley	AZ	(f)	241	259	-	-	241	259	500	(75)	2003	11/01/2011
Automotive Repair and Maintenance	Snowflake	AZ	(f)	276	134	-	-	276	134	410	(43)	1998	11/01/2011
Restaurants – Full Service	Davenport	IA	(f)	1,613	2,210	-	141	1,613	2,351	3,964	(742)	2003	11/07/2011
Restaurants – Full Service	Eagan	MN	(f)	1,481	2,958	14	137	1,495	3,095	4,590	(678)	1998	11/07/2011
Health Clubs	Edinburg	TX	(f)	865	4,109	-	116	865	4,225	5,090	(1,137)	1994	11/18/2011
Health Clubs	McAllen	TX	(f)	1,423	1,540	583	1,293	2,006	2,833	4,839	(489)	2004	11/18/2011
Health Clubs	Mission	TX	(f)	692	2,408	-	49	692	2,457	3,149	(567)	2000	11/18/2011
Movie Theaters	Owasso	OK	(f)	986	3,926	-	-	986	3,926	4,912	(1,184)	1992	12/16/2011
Other Personal Services	Erlanger	KY	(f)	604	1,809	-	-	604	1,809	2,413	(526)	2000	12/22/2011
Other Personal Services	Louisville	KY	(f)	492	2,022	-	-	492	2,022	2,514	(546)	2003	12/22/2011
Other Personal Services	Cincinnati	OH	(f)	547	1,967	-	-	547	1,967	2,514	(559)	2005	12/22/2011
Restaurants – Full Service	Snyder	TX	(f)	177	740	-	-	177	740	917	(222)	1974	12/22/2011
Other Chemical Product and Preparation Manufacturing	Elk Grove Village	IL	(f)	854	1,460	-	-	854	1,460	2,314	(410)	1964	12/29/2011
Other Chemical Product and Preparation Manufacturing	Wheeling	IL	(f)	1,463	3,064	-	-	1,463	3,064	4,527	(881)	1966	12/29/2011
Restaurants – Limited Service	Leadington	MO	(f)	494	499	-	-	494	499	993	(175)	1978	12/30/2011
Restaurants – Limited Service	St. Louis	MO	(f)	395	393	-	-	395	393	788	(113)	1977	12/30/2011
Child Day Care Services	Blue Ash	OH	(f)	739	2,463	-	-	739	2,463	3,202	(528)	1979	12/30/2011
Restaurants – Limited Service	Marietta	OH	(f)	435	676	-	-	435	676	1,111	(230)	1986	12/30/2011
Restaurants – Limited Service	Salem	OH	(f)	205	676	-	-	205	676	881	(202)	1969	12/30/2011
Restaurants – Limited Service	Warren	OH	(f)	328	612	-	-	328	612	940	(203)	1988	12/30/2011
Restaurants – Limited Service	McKees Rocks	PA	(f)	556	692	-	-	556	692	1,248	(216)	1984	12/30/2011
Restaurants – Limited Service	Pittsburgh	PA	(f)	364	440	-	-	364	440	804	(133)	1989	12/30/2011
Restaurants – Limited Service	Clinton	TN	(f)	454	653	-	-	454	653	1,107	(223)	1984	12/30/2011
Child Day Care Services	Franklin	TN	(f)	1,782	2,422	-	-	1,782	2,422	4,204	(741)	2010	12/30/2011
Restaurants – Limited Service	Greeneville	TN	(f)	566	490	-	-	566	490	1,056	(191)	1985	12/30/2011
Restaurants – Limited Service	Knoxville	TN	(f)	405	702	-	-	405	702	1,107	(249)	1986	12/30/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Maryville	TN	(f)	542	414	45	309	587	723	1,310	(226)	1983	12/30/2011
Restaurants – Limited Service	Newport	TN	(f)	484	623	-	-	484	623	1,107	(240)	1987	12/30/2011
Restaurants – Limited Service	New Martinsville	WV	(f)	269	475	-	-	269	475	744	(152)	1978	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	245	461	-	-	245	461	706	(143)	1987	12/30/2011
Restaurants – Limited Service	Parkersburg	WV	(f)	769	301	-	-	769	301	1,070	(117)	1986	12/30/2011
Restaurants – Limited Service	Wheeling	WV	(f)	357	714	-	-	357	714	1,071	(240)	1986	12/30/2011
Family Entertainment Centers	Frisco	TX	(f)	3,705	5,109	-	-	3,705	5,109	8,814	(1,206)	2008	01/27/2012
Family Entertainment Centers	Lubbock	TX	(f)	2,056	6,658	-	-	2,056	6,658	8,714	(1,545)	2007	01/27/2012
Elementary and Secondary Schools	Milpitas	CA		5,749	8,840	1,218	4,622	6,967	13,462	20,429	(2,467)	1987	02/29/2012
Elementary and Secondary Schools	Stockton	CA	11,081	1,789	3,557	-	24	1,789	3,581	5,370	(1,050)	1990	02/29/2012
Movie Theaters	Bethlehem	GA	(f)	1,888	5,168	-	-	1,888	5,168	7,056	(1,042)	2011	03/15/2012
Restaurants – Limited Service	Cherryville	NC	(f)	461	650	-	-	461	650	1,111	(172)	2005	03/28/2012
Restaurants – Limited Service	Hudson	NC	(f)	215	996	-	-	215	996	1,211	(201)	1984	03/28/2012
Restaurants – Limited Service	Maiden	NC	(f)	557	533	-	-	557	533	1,090	(143)	1987	03/28/2012
Restaurants – Limited Service	Marion	NC	(f)	322	637	-	-	322	637	959	(165)	1999	03/28/2012
Restaurants – Limited Service	Richfield	NC	(f)	361	720	-	-	361	720	1,081	(188)	2007	03/28/2012
Restaurants – Limited Service	West Jefferson	NC	(f)	358	854	-	-	358	854	1,212	(217)	1996	03/28/2012
Restaurants – Full Service	Naperville	IL	(f)	1,869	3,154	-	-	1,869	3,154	5,023	(605)	2011	03/30/2012
Restaurants – Full Service	Wheeling	IL	(f)	824	2,441	-	-	824	2,441	3,265	(412)	2008	03/30/2012
Child Day Care Services	Arlington	TX	(f)	183	574	-	-	183	574	757	(216)	1984	03/30/2012
Child Day Care Services	Cedar Hill	TX	(f)	285	569	-	-	285	569	854	(215)	1984	03/30/2012
Child Day Care Services	Grand Prairie	TX	(f)	292	581	-	-	292	581	873	(224)	1985	03/30/2012
Child Day Care Services	Haltom City	TX	(f)	362	415	-	-	362	415	777	(158)	1985	03/30/2012
Child Day Care Services	Watauga	TX	(f)	174	622	-	-	174	622	796	(238)	1986	03/30/2012
Furniture Stores	Tacoma	WA	(f)	2,213	3,319	-	817	2,213	4,136	6,349	(794)	1994	04/20/2012
Other Personal Services	Dayton	OH	(f)	574	1,937	-	-	574	1,937	2,511	(502)	2008	04/30/2012
Child Day Care Services	Tucson	AZ	(f)	2,674	4,120	-	-	2,674	4,120	6,794	(1,254)	2008	05/08/2012
Furniture Stores	Tucson	AZ	(f)	1,371	4,170	-	-	1,371	4,170	5,541	(980)	2003	05/10/2012
Restaurants – Full Service	Troy	MI	(f)	1,503	2,506	-	120	1,503	2,626	4,129	(425)	2012	05/15/2012
Movie Theaters	Ardmore	OK	(f)	1,302	3,095	-	-	1,302	3,095	4,397	(708)	2008	05/17/2012
Restaurants – Limited Service	Carrollton	GA	(f)	467	627	31	141	498	768	1,266	(177)	1980	05/18/2012
Restaurants – Limited Service	Cedartown	GA	(f)	319	502	4	119	323	621	944	(142)	1981	05/18/2012
Restaurants – Limited Service	College Park	GA	(f)	918	227	7	104	925	331	1,256	(68)	1973	05/18/2012
Restaurants – Limited Service	Dalton	GA	(f)	337	483	16	80	353	563	916	(136)	1980	05/18/2012
Restaurants – Limited Service	Decatur	GA	(f)	378	484	4	92	382	576	958	(197)	1981	05/18/2012
Restaurants – Limited Service	Lithonia	GA	(f)	469	706	56	86	525	792	1,317	(277)	1979	05/18/2012
Restaurants – Limited Service	Macon	GA	(f)	379	715	19	101	398	816	1,214	(276)	1975	05/18/2012
Restaurants – Limited Service	McDonough	GA	(f)	304	719	2	113	306	832	1,138	(196)	2001	05/18/2012
Restaurants – Limited Service	Riverdale	GA	(f)	241	873	35	365	276	1,238	1,514	(364)	1976	05/18/2012
Restaurants – Limited Service	Savannah	GA	(f)	422	946	159	241	581	1,187	1,768	(284)	1973	05/18/2012
Restaurants – Limited Service	Ooltewah	TN	(f)	458	687	-	-	458	687	1,145	(178)	1999	05/18/2012
Restaurants – Full Service	Franklin	NC	(f)	573	1,087	-	-	573	1,087	1,660	(315)	2008	05/24/2012
Restaurants – Full Service	Morganton	NC	(f)	1,125	708	-	-	1,125	708	1,833	(193)	2002	05/24/2012
Restaurants – Full Service	Rockingham	NC	(f)	1,111	870	-	-	1,111	870	1,981	(240)	2005	05/24/2012
Restaurants – Full Service	Aiken	SC	(f)	1,009	974	-	-	1,009	974	1,983	(279)	2006	05/24/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Rock Hill	SC	(f)	1,121	778	-	-	1,121	778	1,899	(211)	2004	05/24/2012
Child Day Care Services	Pearland	TX	(f)	1,345	6,258	608	2,526	1,953	8,784	10,737	(1,539)	2011	06/20/2012
Restaurants – Full Service	Aiken	SC	(f)	547	1,587	-	-	547	1,587	2,134	(348)	2009	06/21/2012
Health Clubs	Fairfield	CA	(f)	1,564	1,949	542	1,758	2,106	3,707	5,813	(807)	1978	06/27/2012
Restaurants – Limited Service	Altamonte Springs	FL	(f)	438	-	-	-	438	-	438	-	1978	06/27/2012
Restaurants – Limited Service	Apopka	FL	(f)	550	-	-	-	550	-	550	-	1988	06/27/2012
Restaurants – Limited Service	Fort Pierce	FL	(f)	153	-	-	-	153	-	153	-	1979	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	550	-	-	-	550	-	550	-	1986	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	234	-	-	-	234	-	234	-	1985	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	326	-	-	-	326	-	326	-	1981	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	275	-	-	-	275	-	275	-	1980	06/27/2012
Restaurants – Limited Service	Jacksonville	FL	(f)	285	-	-	-	285	-	285	-	1982	06/27/2012
Restaurants – Limited Service	Kissimmee	FL	(f)	601	-	-	-	601	-	601	-	1981	06/27/2012
Restaurants – Limited Service	Lake City	FL	(f)	224	-	-	-	224	-	224	-	1978	06/27/2012
Restaurants – Limited Service	Merritt Island	FL	(f)	316	-	-	-	316	-	316	-	1983	06/27/2012
Restaurants – Limited Service	Orange Park	FL	(f)	326	-	-	-	326	-	326	-	1985	06/27/2012
Restaurants – Limited Service	Orlando	FL	(f)	285	-	-	-	285	-	285	-	1981	06/27/2012
Restaurants – Limited Service	Palatka	FL	(f)	1,110	-	-	-	1,110	-	1,110	-	1997	06/27/2012
Restaurants – Limited Service	Plant City	FL	(f)	621	-	-	-	621	-	621	-	1988	06/27/2012
Restaurants – Limited Service	Sanford	FL	(f)	407	-	-	-	407	-	407	-	1986	06/27/2012
Restaurants – Limited Service	Tallahassee	FL	(f)	306	-	-	-	306	-	306	-	1978	06/27/2012
Restaurants – Limited Service	Fairview Heights	IL	(f)	326	-	-	-	326	-	326	-	1986	06/27/2012
Child Day Care Services	South Elgin	IL	(f)	574	2,508	-	-	574	2,508	3,082	(482)	2009	06/27/2012
Restaurants – Limited Service	Monroe	LA	(f)	266	-	-	-	266	-	266	-	1998	06/27/2012
Restaurants – Limited Service	West Monroe	LA	(f)	511	-	-	-	511	-	511	-	2000	06/27/2012
Restaurants – Limited Service	Brookhaven	MS	(f)	337	-	-	-	337	-	337	-	1979	06/27/2012
Restaurants – Limited Service	Byram	MS	(f)	306	-	-	-	306	-	306	-	1993	06/27/2012
Restaurants – Limited Service	Canton	MS	(f)	133	-	-	-	133	-	133	-	1991	06/27/2012
Restaurants – Limited Service	Clarksdale	MS	(f)	276	-	-	-	276	-	276	-	1979	06/27/2012
Restaurants – Limited Service	Cleveland	MS	(f)	-	-	-	-	-	-	-	-	1991	06/27/2012
Restaurants – Limited Service	Clinton	MS	(f)	337	-	-	-	337	-	337	-	1994	06/27/2012
Restaurants – Limited Service	McComb	MS	(f)	337	-	-	-	337	-	337	-	1985	06/27/2012
Restaurants – Limited Service	Starkville	MS	(f)	184	-	-	-	184	-	184	-	1991	06/27/2012
Restaurants – Limited Service	Tupelo	MS	(f)	317	-	-	-	317	-	317	-	1990	06/27/2012
Child Day Care Services	Sicklerville	NJ	(f)	403	2,527	-	-	403	2,527	2,930	(473)	2008	06/27/2012
Child Day Care Services	Collegeville	PA	(f)	546	2,182	-	-	546	2,182	2,728	(418)	2008	06/27/2012
Child Day Care Services	Woodbridge	VA	(f)	777	2,204	219	-	996	2,204	3,200	(608)	2002	06/27/2012
Grocery Stores	Alabaster	AL		487	2,872	-	-	487	2,872	3,359	(694)	1985	06/29/2012
Grocery Stores	Atmore	AL		292	1,568	-	-	292	1,568	1,860	(375)	1990	06/29/2012
Grocery Stores	Brewton	AL		234	1,625	-	107	234	1,732	1,966	(391)	1990	06/29/2012
Grocery Stores	Luverne	AL		234	1,425	-	-	234	1,425	1,659	(341)	1992	06/29/2012
Grocery Stores	Muscle Shoals	AL		521	2,089	-	-	521	2,089	2,610	(513)	1982	06/29/2012
Grocery Stores	Troy	AL		511	2,209	-	-	511	2,209	2,720	(565)	1984	06/29/2012
Grocery Stores	Milledgeville	GA		652	2,317	-	-	652	2,317	2,969	(567)	1994	06/29/2012
Other Motor Vehicle Dealers	Oklahoma City	OK	(f)	5,451	3,275	438	1,227	5,889	4,502	10,391	(2,738)	1997	06/29/2012
Health Clubs	Visalia	CA		1,382	4,928	-	-	1,382	4,928	6,310	(1,253)	1975	07/06/2012
Restaurants – Full Service	Alpharetta	GA	(f)	842	3,520	-	-	842	3,520	4,362	(823)	2001	07/17/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Newnan	GA	(f)	1,114	1,847	4	65	1,118	1,912	3,030	(497)	2005	07/17/2012
Restaurants – Full Service	Peachtree City	GA	(f)	1,280	1,750	22	57	1,302	1,807	3,109	(526)	1999	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,325	1,954	-	33	1,325	1,987	3,312	(508)	2006	07/17/2012
Restaurants – Full Service	Suwanee	GA	(f)	1,168	1,624	-	27	1,168	1,651	2,819	(452)	2005	07/17/2012
Restaurants – Limited Service	South St. Paul	MN	(f)	357	498	60	240	417	738	1,155	(295)	1987	07/19/2012
Elementary and Secondary Schools	Scottsdale	AZ	(f)	3,729	6,288	-	-	3,729	6,288	10,017	(1,490)	1991	07/25/2012
Home Furnishings Stores	Dayton	OH	(f)	369	1,318	-	-	369	1,318	1,687	(336)	1996	07/26/2012
Home Furnishings Stores	Fairborn	OH	(f)	418	872	-	-	418	872	1,290	(219)	2006	07/26/2012
Home Furnishings Stores	Heath	OH	(f)	818	1,171	-	-	818	1,171	1,989	(265)	2004	07/26/2012
Other Personal Services	Columbus	OH	(f)	853	1,655	-	-	853	1,655	2,508	(461)	2012	07/27/2012
Movie Theaters	Corpus Christi	TX		5,954	9,373	-	-	5,954	9,373	15,327	(3,225)	1995	08/21/2012
Movie Theaters	Forney	TX		2,740	2,904	-	-	2,740	2,904	5,644	(793)	2006	08/21/2012
Movie Theaters	Fort Worth	TX	22,315	3,105	7,677	-	-	3,105	7,677	10,782	(2,020)	2010	08/21/2012
Movie Theaters	Irving	TX		1,976	1,172	-	-	1,976	1,172	3,148	(406)	1995	08/21/2012
Movie Theaters	Rio Grande City	TX		1,933	3,196	-	-	1,933	3,196	5,129	(857)	2008	08/21/2012
Restaurants – Limited Service	Hancock	MD	(f)	490	347	-	-	490	347	837	(119)	1987	08/29/2012
Restaurants – Limited Service	Chambersburg	PA	(f)	539	666	-	-	539	666	1,205	(190)	1989	08/29/2012
Restaurants – Limited Service	Greencastle	PA	(f)	767	638	-	-	767	638	1,405	(191)	1986	08/29/2012
Child Day Care Services	Gilbert	AZ		453	1,639	-	-	453	1,639	2,092	(302)	1996	08/30/2012
Child Day Care Services	Gilbert	AZ		393	1,699	-	-	393	1,699	2,092	(299)	2002	08/30/2012
Child Day Care Services	Phoenix	AZ	5,560	877	2,311	-	-	877	2,311	3,188	(481)	2003	08/30/2012
Child Day Care Services	Phoenix	AZ		595	2,094	-	-	595	2,094	2,689	(400)	2006	08/30/2012
Other Motor Vehicle Dealers	Garner	NC	(f)	2,163	342	1,603	2,002	3,766	2,344	6,110	(843)	1997	09/13/2012
Other Motor Vehicle Dealers	Hope Mills	NC	(f)	1,462	1,437	-	-	1,462	1,437	2,899	(497)	1993	09/13/2012
Movie Theaters	Savoy	IL	(f)	2,764	3,552	212	5,788	2,976	9,340	12,316	(1,707)	1990	09/25/2012
Restaurants – Full Service	Lumberton	NC	(f)	676	451	-	-	676	451	1,127	(125)	1999	09/25/2012
Restaurants – Full Service	Morrisville	NC	(f)	891	235	-	-	891	235	1,126	(78)	1999	09/25/2012
Restaurants – Full Service	Roanoke Rapids	NC	(f)	464	471	-	-	464	471	935	(129)	1998	09/25/2012
Restaurants – Full Service	Rocky Mount	NC	(f)	593	403	-	-	593	403	996	(118)	1994	09/25/2012
Restaurants – Full Service	Smithfield	NC	(f)	702	384	-	-	702	384	1,086	(122)	1998	09/25/2012
Restaurants – Full Service	Wilson	NC	(f)	631	304	-	-	631	304	935	(92)	2001	09/25/2012
Restaurants – Full Service	Charleston	WV	(f)	496	399	-	-	496	399	895	(110)	2004	09/25/2012
Child Day Care Services	Columbus	OH	(f)	937	1,135	-	-	937	1,135	2,072	(292)	1992	09/28/2012
Furniture Stores	Fairfield	CA		2,618	2,633	-	-	2,618	2,633	5,251	(601)	2006	10/01/2012
Furniture Stores	Rohnert Park	CA	5,496	2,115	3,362	-	-	2,115	3,362	5,477	(757)	2006	10/01/2012
Child Day Care Services	Oak Creek	WI	(f)	781	1,657	-	-	781	1,657	2,438	(351)	2009	10/02/2012
Restaurants – Full Service	Auburn	IN	(f)	750	1,420	-	-	750	1,420	2,170	(390)	2000	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	946	1,335	-	-	946	1,335	2,281	(332)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	964	1,337	-	-	964	1,337	2,301	(328)	1993	10/05/2012
Restaurants – Full Service	Fort Wayne	IN	(f)	1,239	1,614	-	-	1,239	1,614	2,853	(379)	2002	10/05/2012
Restaurants – Full Service	Goshen	IN	(f)	612	1,451	-	-	612	1,451	2,063	(388)	1999	10/05/2012
Restaurants – Full Service	Portage	IN	(f)	555	1,374	-	-	555	1,374	1,929	(358)	1999	10/05/2012
Restaurants – Full Service	Valparaiso	IN	(f)	507	1,502	-	-	507	1,502	2,009	(382)	1995	10/05/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Fremont	OH	(f)	728	1,443	-	-	728	1,443	2,171	(360)	2000	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	765	1,576	-	-	765	1,576	2,341	(383)	1996	10/05/2012
Restaurants – Full Service	Lima	OH	(f)	755	1,536	-	-	755	1,536	2,291	(374)	2005	10/05/2012
Restaurants – Full Service	Northwood	OH	(f)	615	1,716	-	-	615	1,716	2,331	(421)	2004	10/05/2012
Child Day Care Services	Bradenton	FL	(f)	545	2,149	-	-	545	2,149	2,694	(541)	1982	10/19/2012
Restaurants – Full Service	Chicago	IL	(f)	504	3,959	-	-	504	3,959	4,463	(675)	1886	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	900	2,410	-	-	900	2,410	3,310	(554)	1923	10/29/2012
Restaurants – Full Service	Chicago	IL	(f)	810	5,559	18	470	828	6,029	6,857	(949)	2008	10/29/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	700	162	-	-	700	162	862	(60)	2005	11/09/2012
Restaurants – Limited Service	Baton Rouge	LA	(f)	742	212	-	-	742	212	954	(85)	2005	11/09/2012
Restaurants – Limited Service	Denham	LA	(f)	831	444	-	-	831	444	1,275	(172)	2001	11/09/2012
Restaurants – Limited Service	Donaldsonville	LA	(f)	327	562	-	-	327	562	889	(205)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	547	599	-	-	547	599	1,146	(199)	1981	11/09/2012
Restaurants – Limited Service	Gonzales	LA	(f)	617	419	-	-	617	419	1,036	(153)	1996	11/09/2012
Restaurants – Limited Service	Kentwood	LA	(f)	243	600	-	-	243	600	843	(164)	2006	11/09/2012
Restaurants – Limited Service	Larose	LA	(f)	418	756	-	-	418	756	1,174	(290)	1986	11/09/2012
Restaurants – Limited Service	Port Vincent	LA	(f)	692	207	-	-	692	207	899	(68)	2006	11/09/2012
Restaurants – Limited Service	Prairieville	LA	(f)	724	165	-	-	724	165	889	(91)	1995	11/09/2012
Restaurants – Limited Service	Walker	LA	(f)	508	776	-	-	508	776	1,284	(302)	2001	11/09/2012
Other Schools and Instruction	Denver	CO	6,723	5,201	8,925	-	-	5,201	8,925	14,126	(1,810)	1962	11/21/2012
Scientific Research and Development Services	Columbia	MO	10,328	807	13,794	-	620	807	14,414	15,221	(2,053)	2008	11/29/2012
Restaurants – Full Service	Orland Park	IL	(f)	1,267	4,320	-	-	1,267	4,320	5,587	(711)	2005	11/30/2012
Child Day Care Services	Cincinnati	OH	(f)	1,074	1,610	-	-	1,074	1,610	2,684	(399)	2001	12/10/2012
Child Day Care Services	Powell	OH	(f)	1,102	1,602	-	-	1,102	1,602	2,704	(397)	1998	12/10/2012
Child Day Care Services	Manassas	VA	(f)	938	2,580	-	-	938	2,580	3,518	(582)	2005	12/10/2012
Restaurants – Limited Service	Dalton	GA	(f)	418	1,133	-	-	418	1,133	1,551	(264)	1984	12/11/2012
Restaurants – Limited Service	Chattanooga	TN	(f)	426	984	-	-	426	984	1,410	(233)	1984	12/11/2012
Restaurants – Limited Service	East Ridge	TN	(f)	481	807	-	-	481	807	1,288	(199)	1982	12/11/2012
Restaurants – Full Service	Abilene	TX	(f)	593	2,023	-	-	593	2,023	2,616	(502)	1961	12/11/2012
Health Clubs	Mesa	AZ	(f)	1,112	3,684	-	-	1,112	3,684	4,796	(656)	2003	12/20/2012
Health Clubs	Scottsdale	AZ	(f)	2,029	4,716	-	-	2,029	4,716	6,745	(897)	2003	12/20/2012
Restaurants – Full Service	Dekalb	IL	(f)	615	747	-	-	615	747	1,362	(212)	2000	12/27/2012
Restaurants – Full Service	Effingham	IL	(f)	514	717	-	-	514	717	1,231	(181)	2003	12/27/2012
Restaurants – Full Service	Skokie	IL	(f)	737	1,189	-	-	737	1,189	1,926	(289)	2000	12/27/2012
Restaurants – Full Service	Merrillville	IN	(f)	981	1,795	-	-	981	1,795	2,776	(491)	1979	12/27/2012
Restaurants – Full Service	Emporia	KS	(f)	730	1,541	-	-	730	1,541	2,271	(479)	1998	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,127	1,577	-	-	1,127	1,577	2,704	(456)	1973	12/27/2012
Restaurants – Full Service	Louisville	KY	(f)	1,122	1,415	-	-	1,122	1,415	2,537	(421)	1974	12/27/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Maryville	MO	(f)	682	1,727	-	-	682	1,727	2,409	(452)	2005	12/27/2012
Restaurants – Full Service	Grand Island	NE	(f)	749	1,922	-	-	749	1,922	2,671	(407)	1999	12/27/2012
Restaurants – Full Service	Lincoln	NE	(f)	672	1,539	-	-	672	1,539	2,211	(368)	1993	12/27/2012
Restaurants – Full Service	Ada	OK	1,461	1,252	1,438	-	-	1,252	1,438	2,690	(336)	2006	12/27/2012
Restaurants – Full Service	Altus	OK	1,020	732	1,147	-	-	732	1,147	1,879	(272)	2005	12/27/2012
Restaurants – Full Service	Ardmore	OK	(f)	946	1,539	-	-	946	1,539	2,485	(393)	1998	12/27/2012
Restaurants – Full Service	Lawton	OK	1,184	923	1,258	-	-	923	1,258	2,181	(368)	1996	12/27/2012
Restaurants – Full Service	Goodlettsville	TN	(f)	969	1,616	-	-	969	1,616	2,585	(520)	1973	12/27/2012
Restaurants – Full Service	Memphis	TN	(f)	1,244	1,580	-	-	1,244	1,580	2,824	(494)	2002	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	979	1,319	-	-	979	1,319	2,298	(419)	1978	12/27/2012
Restaurants – Full Service	Nashville	TN	(f)	626	2,270	-	-	626	2,270	2,896	(494)	1910	12/27/2012
Restaurants – Full Service	Amarillo	TX	1,188	927	1,330	-	-	927	1,330	2,257	(382)	1995	12/27/2012
Restaurants – Full Service	Lubbock	TX	1,104	1,289	808	-	-	1,289	808	2,097	(236)	1994	12/27/2012
Restaurants – Full Service	Gillette	WY	(f)	1,322	1,990	-	-	1,322	1,990	3,312	(507)	2001	12/27/2012
Restaurants – Full Service	Omaha	NE	(f)	920	1,324	-	-	920	1,324	2,244	(336)	2005	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	507	556	-	-	507	556	1,063	(202)	1999	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	186	390	-	-	186	390	576	(116)	1984	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	500	603	-	-	500	603	1,103	(200)	1968	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	398	427	-	-	398	427	825	(136)	1995	12/28/2012
Restaurants – Full Service	Oklahoma City	OK	(f)	291	384	-	-	291	384	675	(129)	1997	12/28/2012
Restaurants – Full Service	Yukon	OK	(f)	408	426	-	-	408	426	834	(160)	2002	12/28/2012
Restaurants – Full Service	Bartlett	TN	(f)	1,182	1,297	-	-	1,182	1,297	2,479	(363)	1998	12/28/2012
Restaurants – Limited Service	Huntingdon	TN	(f)	132	956	-	-	132	956	1,088	(135)	1989	12/28/2012
Restaurants – Limited Service	Paris	TN	(f)	383	686	-	-	383	686	1,069	(139)	1981	12/28/2012
Restaurants – Limited Service	Wise	VA	(f)	371	1,207	-	-	371	1,207	1,578	(184)	1983	12/28/2012
Other Motor Vehicle Dealers	Liberty Lake	WA	(f)	2,458	2,687	1,570	2,068	4,028	4,755	8,783	(1,110)	2006	12/28/2012
Restaurants – Limited Service	Welch	WV	(f)	542	997	-	-	542	997	1,539	(180)	1984	12/28/2012
Restaurants – Full Service	Jonesboro	GA	(f)	477	664	-	220	477	884	1,361	(187)	2000	12/31/2012
Restaurants – Full Service	Lawrenceville	GA	(f)	675	446	-	175	675	621	1,296	(140)	2000	12/31/2012
Restaurants – Limited Service	Altoona	IA	(f)	368	468	-	-	368	468	836	(109)	1995	12/31/2012
Restaurants – Limited Service	Ankeny	IA	(f)	423	474	-	-	423	474	897	(131)	1986	12/31/2012
Restaurants – Limited Service	Boone	IA	(f)	308	538	-	-	308	538	846	(115)	1974	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	419	901	-	-	419	901	1,320	(194)	2003	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	382	555	-	-	382	555	937	(147)	2008	12/31/2012
Restaurants – Limited Service	Des Moines	IA	(f)	250	536	-	-	250	536	786	(140)	1991	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	366	652	-	-	366	652	1,018	(143)	2010	12/31/2012
Restaurants – Limited Service	West Des Moines	IA	(f)	490	628	-	-	490	628	1,118	(141)	1995	12/31/2012
Restaurants – Full Service	Fishers	IN	(f)	750	1,622	-	440	750	2,062	2,812	(455)	2004	01/03/2013
Restaurants – Full Service	Fishers	IN	(f)	730	1,181	8	-	738	1,181	1,919	(235)	2009	01/03/2013
Restaurants – Full Service	Greenwood	IN	(f)	1,418	1,194	-	164	1,418	1,358	2,776	(486)	2007	01/03/2013
Restaurants – Full Service	Lafayette	IN	(f)	679	1,953	198	388	877	2,341	3,218	(492)	2006	01/03/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Health Clubs	North Las Vegas	NV	(f)	1,609	6,621	-	-	1,609	6,621	8,230	(1,058)	2009	01/17/2013
Restaurants – Full Service	Peoria	AZ	(f)	510	1,630	-	-	510	1,630	2,140	(348)	2003	01/22/2013
Electronics and Appliance Stores	Las Cruces	NM	(f)	1,350	4,043	-	-	1,350	4,043	5,393	(687)	1981	01/31/2013
Electronics and Appliance Stores	Houston	TX	(f)	1,538	4,829	61	483	1,599	5,312	6,911	(888)	2007	01/31/2013
Electronics and Appliance Stores	McAllen	TX	(f)	1,321	2,917	-	-	1,321	2,917	4,238	(505)	2006	01/31/2013
Electronics and Appliance Stores	Mesquite	TX	(f)	1,795	5,838	-	-	1,795	5,838	7,633	(922)	1973	01/31/2013
Restaurants – Full Service	Norcross	GA	(f)	499	190	2	31	501	221	722	(63)	1999	02/05/2013
Restaurants – Full Service	Norcross	GA	(f)	687	351	5	92	692	443	1,135	(127)	1996	02/05/2013
Restaurants – Full Service	Stockbridge	GA	(f)	704	1,274	6	104	710	1,378	2,088	(352)	1996	02/05/2013
Movie Theaters	Lewisville	TX	(f)	1,330	3,294	-	-	1,330	3,294	4,624	(819)	1994	02/08/2013
Restaurants – Limited Service	Charlotte	NC	(f)	997	109	-	-	997	109	1,106	(46)	2005	02/27/2013
Restaurants – Limited Service	Charlotte	NC	(f)	978	128	-	-	978	128	1,106	(54)	2007	02/27/2013
Restaurants – Limited Service	Gastonia	NC	(f)	703	244	-	-	703	244	947	(95)	2004	02/27/2013
Restaurants – Limited Service	Indian Trail	NC	(f)	830	78	-	-	830	78	908	(33)	2003	02/27/2013
Restaurants – Limited Service	Mooresville	NC	(f)	874	34	-	-	874	34	908	(15)	2002	02/27/2013
Restaurants – Limited Service	Morganton	NC	(f)	703	28	-	-	703	28	731	(13)	2003	02/27/2013
Restaurants – Limited Service	Newton	NC	(f)	594	403	-	-	594	403	997	(173)	2002	02/27/2013
Home Furnishings Stores	Oklahoma City	OK	(f)	2,898	5,889	-	-	2,898	5,889	8,787	(1,440)	1995	03/15/2013
Home Furnishings Stores	Tulsa	OK	(f)	3,406	5,372	-	-	3,406	5,372	8,778	(1,417)	1996	03/15/2013
Furniture Stores	Prescott	AZ	(f)	1,937	3,216	-	200	1,937	3,416	5,353	(610)	2007	03/26/2013
Foundries	Fayetteville	AR	(f)	968	2,227	-	-	968	2,227	3,195	(437)	2005	03/28/2013
Foundries	Harrison	AR	(f)	224	1,322	-	-	224	1,322	1,546	(291)	1998	03/28/2013
Foundries	Harrison	AR	(f)	920	2,378	-	2,400	920	4,778	5,698	(867)	1950	03/28/2013
Foundries	Harrison	AR	(f)	211	1,438	-	-	211	1,438	1,649	(306)	1988	03/28/2013
Restaurants – Limited Service	Ashland	KY	(f)	1,224	1,986	-	-	1,224	1,986	3,210	(500)	1996	03/28/2013
Foundries	Chelmsford	MA	(f)	542	571	-	-	542	571	1,113	(343)	1963	03/28/2013
Restaurants – Limited Service	Ironwood	MI	(f)	171	415	-	376	171	791	962	(121)	1999	03/28/2013
Restaurants – Limited Service	Ishpeming	MI	(f)	384	597	-	-	384	597	981	(135)	1999	03/28/2013
Foundries	Arden Hills	MN	(f)	1,176	1,359	-	-	1,176	1,359	2,535	(444)	1964	03/28/2013
Foundries	St. Charles	MO	(f)	988	825	163	1,069	1,151	1,894	3,045	(362)	1995	03/28/2013
Restaurants – Limited Service	Lillington	NC	(f)	188	377	-	-	188	377	565	(83)	1970	03/28/2013
Foundries	Dover	NH	(f)	1,125	1,688	-	-	1,125	1,688	2,813	(531)	1970	03/28/2013
Restaurants – Limited Service	Clayton	OH	(f)	704	769	-	-	704	769	1,473	(180)	2004	03/28/2013
Foundries	Loyalhanna	PA	(f)	237	1,928	650	-	887	1,928	2,815	(373)	1989	03/28/2013
Restaurants – Limited Service	Jefferson City	TN	(f)	450	440	-	-	450	440	890	(100)	1988	03/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Houston	TX	(f)	912	913	-	-	912	913	1,825	(206)	1988	03/28/2013
Restaurants – Limited Service	Cross Lanes	WV	(f)	1,490	2,067	-	-	1,490	2,067	3,557	(564)	1999	03/28/2013
Restaurants – Limited Service	Huntington	WV	(f)	1,042	2,287	-	-	1,042	2,287	3,329	(576)	1997	03/28/2013
Restaurants – Limited Service	Parkersburg	WV	(f)	1,288	2,428	-	-	1,288	2,428	3,716	(609)	2004	03/28/2013
Colleges, Universities, and Professional Schools	San Marcos	CA	15,583	4,528	22,213	-	-	4,528	22,213	26,741	(2,887)	2008	03/29/2013
Other Personal Services	Wheat Ridge	CO	(f)	590	211	-	-	590	211	801	(72)	1953	03/29/2013
Other Personal Services	Avon	CT	(f)	747	215	-	-	747	215	962	(155)	1964	03/29/2013
Other Personal Services	Bethany	CT	(f)	257	435	-	-	257	435	692	(274)	1970	03/29/2013
Restaurants – Full Service	Snellville	GA	(f)	427	1,005	4	65	431	1,070	1,501	(264)	1985	03/29/2013
Restaurants – Full Service	Stone Mountain	GA	(f)	894	1,148	6	108	900	1,256	2,156	(313)	1984	03/29/2013
Other Personal Services	Prairie View	IL	(f)	780	2,415	-	-	780	2,415	3,195	(884)	1975	03/29/2013
Other Personal Services	Carmel	IN	(f)	299	783	-	-	299	783	1,082	(253)	1984	03/29/2013
Other Personal Services	Boxford	MA	(f)	1,185	829	-	-	1,185	829	2,014	(508)	1955	03/29/2013
Other Personal Services	Wakefield	MA	(f)	401	901	-	-	401	901	1,302	(264)	1965	03/29/2013
Other Personal Services	Clinton Township	MI	(f)	511	451	-	-	511	451	962	(177)	1977	03/29/2013
Other Personal Services	Cinnaminson	NJ	(f)	378	323	-	-	378	323	701	(109)	1949	03/29/2013
Other Personal Services	Windsor	NJ	(f)	691	170	-	-	691	170	861	(59)	1985	03/29/2013
Other Personal Services	Cincinnati	OH	(f)	605	276	-	-	605	276	881	(108)	1972	03/29/2013
Other Personal Services	Chadds Ford	PA	(f)	837	666	-	-	837	666	1,503	(211)	1979	03/29/2013
Other Personal Services	Houston	TX	(f)	237	1,015	-	-	237	1,015	1,252	(304)	1975	03/29/2013
Other Personal Services	Spring	TX	(f)	1,828	3,561	-	-	1,828	3,561	5,389	(929)	1973	03/29/2013
Automotive Parts, Accessories, and Tire Stores	La Salle	IL	(f)	1,620	8,166	-	-	1,620	8,166	9,786	(1,847)	1997	04/17/2013
Restaurants – Full Service	Amarillo	TX	(f)	840	1,954	-	-	840	1,954	2,794	(432)	2002	05/06/2013
Restaurants – Full Service	Lubbock	TX	(f)	766	1,657	-	-	766	1,657	2,423	(390)	2004	05/06/2013
Other Motor Vehicle Dealers	Byron	GA		1,726	3,656	932	-	2,658	3,656	6,314	(1,130)	2007	05/16/2013
Restaurants – Full Service	Clovis	NM	(f)	253	787	-	-	253	787	1,040	(199)	2013	05/28/2013
Restaurants – Full Service	Ruidoso	NM	(f)	518	346	72	528	590	874	1,464	(268)	1961	05/28/2013
Restaurants – Full Service	Tucumcari	NM	(f)	130	508	12	193	142	701	843	(213)	1985	05/28/2013
Restaurants – Full Service	Beeville	TX	(f)	189	449	14	411	203	860	1,063	(246)	1986	05/28/2013
Restaurants – Full Service	Corpus Christi	TX	(f)	473	470	-	268	473	738	1,211	(224)	2005	05/28/2013
Restaurants – Full Service	Fort Stockton	TX	(f)	344	657	35	182	379	839	1,218	(225)	1978	05/28/2013
Restaurants – Full Service	Lamesa	TX	(f)	220	447	31	581	251	1,028	1,279	(306)	1978	05/28/2013
Wholesale Automobile Auction	Washington	PA	(f)	6,508	1,380	165	1,233	6,673	2,613	9,286	(1,647)	1975	05/31/2013
Restaurants – Full Service	Cincinnati	OH	(f)	1,334	1,669	-	-	1,334	1,669	3,003	(375)	2007	06/04/2013
Health and Personal Care Stores	Cherokee Village	AR	(f)	498	790	-	-	498	790	1,288	(213)	2011	06/14/2013
Health and Personal Care Stores	Marion	IL	(f)	614	668	-	-	614	668	1,282	(193)	2010	06/14/2013
Health and Personal Care Stores	Albany	KY	(f)	396	1,051	-	-	396	1,051	1,447	(276)	2010	06/14/2013
Health and Personal Care Stores	Cave City	KY	(f)	365	754	-	-	365	754	1,119	(213)	2010	06/14/2013
Health and Personal Care Stores	Hartford	KY	(f)	337	1,066	-	-	337	1,066	1,403	(272)	2012	06/14/2013
Health and Personal Care Stores	Gautier	MS	(f)	764	1,037	-	-	764	1,037	1,801	(269)	2011	06/14/2013
Health and Personal Care Stores	Leakesville	MS	(f)	361	915	-	-	361	915	1,276	(245)	2012	06/14/2013
Health and Personal Care Stores	Pascagoula	MS	(f)	646	995	-	-	646	995	1,641	(247)	2011	06/14/2013
Restaurants – Full Service	LaVale	MD	(f)	1,313	1,629	-	-	1,313	1,629	2,942	(369)	2005	06/27/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Columbus	OH	(f)	452	1,687	-	-	452	1,687	2,139	(313)	2006	06/27/2013
Child Day Care Services	Columbus	OH	(f)	253	943	-	-	253	943	1,196	(175)	2006	06/27/2013
Child Day Care Services	Delaware	OH	(f)	1,130	1,029	-	-	1,130	1,029	2,159	(213)	2005	06/27/2013
Child Day Care Services	Delaware	OH	(f)	647	590	-	-	647	590	1,237	(122)	2005	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	278	852	-	-	278	852	1,130	(166)	2003	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	485	1,485	-	-	485	1,485	1,970	(289)	2003	06/27/2013
Child Day Care Services	Marysville	OH	(f)	237	949	-	-	237	949	1,186	(174)	2005	06/27/2013
Child Day Care Services	Marysville	OH	(f)	424	1,696	-	-	424	1,696	2,120	(311)	2005	06/27/2013
Child Day Care Services	Powell	OH	(f)	735	2,303	-	-	735	2,303	3,038	(446)	2004	06/27/2013
Child Day Care Services	Powell	OH	(f)	286	895	-	-	286	895	1,181	(173)	2004	06/27/2013
Child Day Care Services	Westerville	OH	(f)	315	918	-	-	315	918	1,233	(180)	2005	06/27/2013
Child Day Care Services	Westerville	OH	(f)	550	1,601	-	-	550	1,601	2,151	(315)	2005	06/27/2013
Restaurants – Full Service	Midlothian	VA	(f)	729	2,037	-	-	729	2,037	2,766	(425)	1992	06/27/2013
Restaurants – Full Service	Martinsburg	WV	(f)	1,115	1,267	-	-	1,115	1,267	2,382	(289)	1995	06/27/2013
Other Motor Vehicle Dealers	Holiday	FL	(f)	2,444	2,723	1,881	829	4,325	3,552	7,877	(833)	1974	06/28/2013
Other Motor Vehicle Dealers	Jacksonville	FL	(f)	1,758	2,450	460	1,375	2,218	3,825	6,043	(905)	2010	06/28/2013
Restaurants – Limited Service	Charlotte	NC	(f)	1,545	2,176	-	-	1,545	2,176	3,721	(536)	2009	06/28/2013
Child Day Care Services	Maineville	OH	(f)	685	1,575	-	-	685	1,575	2,260	(374)	2008	06/28/2013
Restaurants – Limited Service	Glen Allen	VA	(f)	2,184	-	-	-	2,184	-	2,184	-	1995	06/28/2013
Restaurants – Limited Service	North Chesterfield	VA	(f)	1,945	-	-	-	1,945	-	1,945	-	1993	06/28/2013
Restaurants – Full Service	Harker Heights	TX	(f)	860	149	577	1,811	1,437	1,960	3,397	(362)	2014	07/09/2013
Restaurants – Limited Service	Broken Arrow	OK	(f)	366	597	-	-	366	597	963	(120)	2007	07/12/2013
Restaurants – Limited Service	Moore	OK	(f)	179	744	-	-	179	744	923	(135)	2000	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	161	554	-	-	161	554	715	(131)	1978	07/12/2013
Restaurants – Limited Service	Oklahoma City	OK	(f)	400	473	-	-	400	473	873	(120)	1998	07/12/2013
Child Day Care Services	Conover	NC	(f)	250	644	-	-	250	644	894	(143)	1985	07/26/2013
Child Day Care Services	Conover	NC	(f)	257	780	-	-	257	780	1,037	(179)	1986	07/26/2013
Child Day Care Services	Dobson	NC	(f)	73	413	-	-	73	413	486	(95)	1996	07/26/2013
Child Day Care Services	Millers Creek	NC	(f)	219	321	-	-	219	321	540	(108)	1997	07/26/2013
Child Day Care Services	Wilson	NC	(f)	601	568	-	-	601	568	1,169	(132)	1987	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	708	328	-	-	708	328	1,036	(98)	1990	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	935	123	-	-	935	123	1,058	(44)	1992	07/26/2013
Restaurants – Full Service	Champaign	IL	(f)	777	1,640	-	-	777	1,640	2,417	(405)	1984	07/31/2013
Restaurants – Full Service	Rockford	IL	(f)	1,012	1,643	-	-	1,012	1,643	2,655	(340)	1992	07/31/2013
Restaurants – Limited Service	Gulfport	MS	(f)	2,288	1,674	-	-	2,288	1,674	3,962	(422)	2008	07/31/2013
Home Furnishings Stores	Centerville	OH	(f)	341	948	-	-	341	948	1,289	(210)	1994	08/08/2013
Restaurants – Full Service	Tempe	AZ	(f)	1,696	545	-	-	1,696	545	2,241	(350)	1988	08/13/2013
Plastics Product Manufacturing	Milesburg	PA	(f)	2,563	4,327	-	-	2,563	4,327	6,890	(1,685)	1970	08/23/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Davie	FL	(f)	2,198	1,973	956	2,688	3,154	4,661	7,815	(502)	1996	08/28/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Fort Myers	FL	(f)	1,384	4,797	-	-	1,384	4,797	6,181	(724)	2007	08/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machinery, Equipment, and Supplies Merchant Wholesalers	Tampa	FL	(f)	2,063	4,869	318	1,182	2,381	6,051	8,432	(1,121)	2000	08/28/2013
Furniture Stores	Huntsville	AL	(f)	1,812	4,314	-	-	1,812	4,314	6,126	(746)	1987	08/29/2013
Furniture Stores	Tuscaloosa	AL	(f)	1,273	3,856	-	-	1,273	3,856	5,129	(560)	2007	08/29/2013
Restaurants – Full Service	Tulsa	OK	(f)	3,210	3,773	20	826	3,230	4,599	7,829	(1,331)	1991	08/30/2013
Outpatient Care Centers	Charleston	SC	(f)	1,005	1,802	-	-	1,005	1,802	2,807	(283)	1968	08/30/2013
Restaurants – Limited Service	Athens	TN	(f)	318	-	-	-	318	-	318	-	2005	08/30/2013
Restaurants – Limited Service	Cleveland	TN	(f)	346	-	-	-	346	-	346	-	2001	08/30/2013
Restaurants – Limited Service	Dayton	TN	(f)	271	-	-	-	271	-	271	-	1997	08/30/2013
Restaurants – Limited Service	Kimball	TN	(f)	271	-	-	-	271	-	271	-	1987	08/30/2013
Restaurants – Limited Service	Madisonville	TN	(f)	243	-	-	-	243	-	243	-	2005	08/30/2013
Home Furnishings Stores	Fort Worth	TX	(f)	3,783	9,559	-	-	3,783	9,559	13,342	(1,553)	1998	08/30/2013
Other Motor Vehicle Dealers	Flint	MI	(f)	919	6,382	28	468	947	6,850	7,797	(1,864)	1992	09/16/2013
Restaurants – Limited Service	Moncks Corner	SC	(f)	145	768	-	-	145	768	913	(112)	1989	09/17/2013
Other Motor Vehicle Dealers	Peoria	IL	(f)	850	2,768	-	610	850	3,378	4,228	(438)	2001	09/18/2013
Other Motor Vehicle Dealers	Jackson	TN	(f)	3,437	4,634	11	685	3,448	5,319	8,767	(835)	2007	09/18/2013
Health Clubs	Weslaco	TX	(f)	1,565	224	354	3,020	1,919	3,244	5,163	(480)	2014	09/27/2013
Consumer Goods Rental	Bradenton	FL	(f)	365	524	-	-	365	524	889	(108)	1964	09/30/2013
Consumer Goods Rental	Dade City	FL	(f)	533	752	-	-	533	752	1,285	(168)	1995	09/30/2013
Consumer Goods Rental	Lake City	FL	(f)	192	465	-	-	192	465	657	(94)	1973	09/30/2013
Consumer Goods Rental	Plant City	FL	(f)	412	985	-	-	412	985	1,397	(209)	1979	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	752	4,014	-	-	752	4,014	4,766	(791)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	139	457	-	-	139	457	596	(92)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	347	380	-	-	347	380	727	(95)	1999	09/30/2013
Consumer Goods Rental	Adel	GA	(f)	102	544	-	-	102	544	646	(109)	1978	09/30/2013
Consumer Goods Rental	Moultrie	GA	(f)	142	1,073	-	-	142	1,073	1,215	(205)	1960	09/30/2013
Outpatient Care Centers	Ballwin	MO		233	1,297	-	-	233	1,297	1,530	(176)	2011	09/30/2013
Outpatient Care Centers	Ballwin	MO		610	3,390	-	-	610	3,390	4,000	(460)	2004	09/30/2013
Fiber, Yarn, and Thread Mills	Brownsville	TX	(f)	547	1,826	-	-	547	1,826	2,373	(408)	1997	10/08/2013
Consumer Goods Rental	Auburn	WA	(f)	236	835	-	-	236	835	1,071	(141)	1953	10/11/2013
Consumer Goods Rental	Centralia	WA	(f)	298	711	-	-	298	711	1,009	(162)	1975	10/11/2013
Consumer Goods Rental	Moses Lake	WA	(f)	451	569	-	-	451	569	1,020	(149)	1993	10/11/2013
Consumer Goods Rental	Wenatchee	WA	(f)	535	259	-	-	535	259	794	(59)	2005	10/11/2013
Outpatient Care Centers	Jacksonville	FL	(f)	1,372	6,666	3,579	18,675	4,951	25,341	30,292	(2,568)	1972	10/31/2013
Health Clubs	San Antonio	TX	(f)	3,403	2,796	-	-	3,403	2,796	6,199	(478)	2013	11/04/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Williams	IA	(f)	2,134	4,246	-	-	2,134	4,246	6,380	(1,128)	2013	11/08/2013
Metal and Mineral Merchant Wholesalers	Melrose Park	IL	(f)	1,285	3,249	-	-	1,285	3,249	4,534	(664)	1966	11/08/2013
Metal and Mineral Merchant Wholesalers	Northlake	IL	(f)	593	2,234	-	-	593	2,234	2,827	(432)	1964	11/08/2013
Metal and Mineral Merchant Wholesalers	Northlake	IL	(f)	770	1,055	-	-	770	1,055	1,825	(265)	1958	11/08/2013
Metal and Mineral Merchant Wholesalers	Rockford	IL	(f)	513	1,211	-	-	513	1,211	1,724	(245)	1977	11/08/2013
Metal and Mineral Merchant Wholesalers	South Bend	IN	(f)	359	1,464	-	-	359	1,464	1,823	(327)	1983	11/08/2013
Metal and Mineral Merchant Wholesalers	Benton Harbor	MI	(f)	659	1,475	-	-	659	1,475	2,134	(368)	1957	11/08/2013
Metal and Mineral Merchant Wholesalers	Coldwater	MI	(f)	757	2,484	-	-	757	2,484	3,241	(626)	1995	11/08/2013
Metal and Mineral Merchant Wholesalers	St. Marys	PA	(f)	447	2,098	-	-	447	2,098	2,545	(424)	1987	11/08/2013
Furniture Stores	Southaven	MS	(f)	1,969	4,553	-	-	1,969	4,553	6,522	(664)	2007	11/12/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Furniture Stores	Chattanooga	TN	(f)	2,897	3,891	-	-	2,897	3,891	6,788	(732)	1996	11/12/2013
Furniture Stores	Jackson	TN	(f)	1,956	3,757	-	-	1,956	3,757	5,713	(664)	2004	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	871	6,889	-	-	871	6,889	7,760	(1,351)	1997	11/12/2013
Converted Paper Product Manufacturing	Green Bay	WI	(f)	795	4,877	-	-	795	4,877	5,672	(1,409)	1968	11/12/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Fargo	ND	(f)	2,024	2,841	-	-	2,024	2,841	4,865	(1,248)	2004	11/14/2013
Sporting Goods, Hobby, and Musical Instrument Stores	Gadsden	AL	(f)	1,849	299	297	4,003	2,146	4,302	6,448	(594)	2014	11/15/2013
Other Personal Services	Charlotte	NC	(f)	681	2,905	-	-	681	2,905	3,586	(429)	2002	11/22/2013
Restaurants – Full Service	Alcoa	TN	(f)	572	1,295	-	-	572	1,295	1,867	(277)	1997	11/22/2013
Restaurants – Full Service	Knoxville	TN	(f)	861	2,073	-	-	861	2,073	2,934	(464)	1995	11/22/2013
Health Clubs	Humble	TX	(f)	1,209	2,816	-	-	1,209	2,816	4,025	(456)	2012	11/27/2013
Movie Theaters	Spring Hill	TN	(f)	1,976	180	1,475	6,596	3,451	6,776	10,227	(959)	2015	12/12/2013
Movie Theaters	Austin	TX	(f)	3,839	6,201	-	-	3,839	6,201	10,040	(861)	2012	12/12/2013
Restaurants – Full Service	Waco	TX	(f)	888	123	692	2,406	1,580	2,529	4,109	(443)	2014	12/12/2013
Lumber and Other Construction Materials Merchant Wholesalers	Conway	SC	(f)	1,727	3,668	-	-	1,727	3,668	5,395	(1,017)	2002	12/13/2013
Other Motor Vehicle Dealers	Cicero	NY		1,933	7,013	-	530	1,933	7,543	9,476	(1,139)	2004	12/19/2013
Health Clubs	Denver	CO	(f)	608	4,393	12	453	620	4,846	5,466	(950)	1997	12/30/2013
Restaurants – Limited Service	Evansville	IN	(f)	381	840	-	-	381	840	1,221	(189)	2005	12/30/2013
Outpatient Care Centers	Knoxville	TN	(f)	223	1,508	-	-	223	1,508	1,731	(308)	1981	12/30/2013
Outpatient Care Centers	Knoxville	TN	(f)	214	1,444	-	-	214	1,444	1,658	(295)	1973	12/30/2013
Outpatient Care Centers	Knoxville	TN	(f)	72	485	-	-	72	485	557	(99)	1989	12/30/2013
Restaurants – Limited Service	Hamden	CT	(f)	346	349	-	-	346	349	695	(87)	1985	12/31/2013
Restaurants – Limited Service	Manchester	CT	(f)	114	602	-	-	114	602	716	(118)	1953	12/31/2013
Restaurants – Limited Service	New Britain	CT	(f)	394	1,038	-	-	394	1,038	1,432	(210)	1988	12/31/2013
Restaurants – Limited Service	New Haven	CT	(f)	231	613	-	-	231	613	844	(119)	1982	12/31/2013
Restaurants – Limited Service	West Hartford	CT	(f)	316	917	-	-	316	917	1,233	(181)	1998	12/31/2013
Other Motor Vehicle Dealers	Lake Park	GA	(f)	2,108	2,897	-	-	2,108	2,897	5,005	(731)	2013	12/31/2013
Restaurants – Full Service	Olathe	KS	(f)	787	2,119	-	-	787	2,119	2,906	(422)	2005	12/31/2013
Restaurants – Full Service	Springfield	MO	(f)	1,684	5,405	86	201	1,770	5,606	7,376	(1,103)	1977	12/31/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Semiconductor and Other Electronic Component Manufacturing	State College	PA	9,365	4,398	11,502	-	-	4,398	11,502	15,900	(3,465)	1960	12/31/2013
Elementary and Secondary Schools	Arlington	TX	(f)	744	5,783	-	-	744	5,783	6,527	(814)	1945	12/31/2013
Child Day Care Services	Houston	TX	(f)	706	2,798	-	-	706	2,798	3,504	(402)	2003	12/31/2013
Movie Theaters	Keller	TX	(f)	1,532	1,720	1,691	5,759	3,223	7,479	10,702	(1,249)	2014	12/31/2013
Child Day Care Services	Alexandria	KY	(f)	317	852	-	-	317	852	1,169	(167)	1997	01/03/2014
Child Day Care Services	Covington	KY	(f)	240	989	-	-	240	989	1,229	(167)	1990	01/03/2014
Child Day Care Services	Crescent Springs	KY	(f)	205	692	-	-	205	692	897	(147)	1990	01/03/2014
Child Day Care Services	Crestview Hills	KY	(f)	566	1,862	-	-	566	1,862	2,428	(307)	2007	01/03/2014
Child Day Care Services	Erlanger	KY	(f)	295	1,277	-	-	295	1,277	1,572	(241)	2000	01/03/2014
Child Day Care Services	Florence	KY	(f)	418	1,426	-	-	418	1,426	1,844	(273)	1992	01/03/2014
Child Day Care Services	Florence	KY	(f)	289	699	-	-	289	699	988	(159)	1988	01/03/2014
Child Day Care Services	Hebron	KY	(f)	350	1,555	-	-	350	1,555	1,905	(295)	1997	01/03/2014
Child Day Care Services	Independence	KY	(f)	440	1,141	-	-	440	1,141	1,581	(257)	2000	01/03/2014
Child Day Care Services	Taylor Mill	KY	(f)	658	752	-	-	658	752	1,410	(181)	1995	01/03/2014
Child Day Care Services	Walton	KY	(f)	269	1,253	-	-	269	1,253	1,522	(225)	1998	01/03/2014
Warehousing and Storage	Mason City	IA	(f)	401	8,703	-	-	401	8,703	9,104	(1,131)	2003	01/10/2014
Casinos	Cripple Creek	CO		513	16,128	-	-	513	16,128	16,641	(2,037)	2008	01/17/2014
Casinos	Cripple Creek	CO		212	588	-	-	212	588	800	(160)	1993	01/17/2014
Casinos	Cripple Creek	CO		293	-	534	972	827	972	1,799	(160)	2016	01/17/2014
Child Day Care Services	Jamestown	NC	(f)	477	730	-	-	477	730	1,207	(204)	1989	01/24/2014
Health Clubs	Louisville	KY	(f)	2,493	6,029	-	-	2,493	6,029	8,522	(1,192)	1972	01/31/2014
Health Clubs	Lexington	KY		1,164	8,000	51	-	1,215	8,000	9,215	(1,097)	2004	01/31/2014
Health Clubs	Lexington	KY	14,388	1,251	6,619	-	-	1,251	6,619	7,870	(904)	2005	01/31/2014
Health Clubs	Antioch	TN		1,400	5,388	-	-	1,400	5,388	6,788	(843)	2002	01/31/2014
Child Day Care Services	Fayetteville	AR	(f)	465	1,866	-	-	465	1,866	2,331	(300)	2012	02/14/2014
Restaurants – Full Service	Eagan	MN	(f)	1,405	2,162	-	-	1,405	2,162	3,567	(342)	1996	02/19/2014
Restaurants – Full Service	Maplewood	MN	(f)	915	1,848	-	-	915	1,848	2,763	(295)	2000	02/19/2014
Restaurants – Full Service	Naperville	IL	(f)	2,000	489	501	1,564	2,501	2,053	4,554	(379)	2014	03/06/2014
Colleges, Universities, and Professional Schools	Columbia	SC		562	11,878	-	810	562	12,688	13,250	(2,069)	1995	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		638	5,017	-	-	638	5,017	5,655	(826)	2010	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		244	-	766	3,351	1,010	3,351	4,361	(517)	2015	03/10/2014
Child Day Care Services	Cumming	GA	(f)	826	3,449	-	-	826	3,449	4,275	(465)	2006	03/11/2014
Restaurants – Full Service	Athens	GA	(f)	731	1,065	-	-	731	1,065	1,796	(211)	2007	03/21/2014
Restaurants – Full Service	Winder	GA	(f)	752	1,045	-	-	752	1,045	1,797	(150)	2005	03/21/2014
Restaurants – Full Service	Lenoir	NC	(f)	975	1,065	-	-	975	1,065	2,040	(156)	2008	03/21/2014
Restaurants – Full Service	Anderson	SC	(f)	900	825	-	-	900	825	1,725	(178)	2006	03/21/2014
Restaurants – Full Service	Camden	SC	(f)	765	1,275	-	-	765	1,275	2,040	(210)	2006	03/21/2014
Restaurants – Full Service	Cheraw	SC	(f)	626	947	-	-	626	947	1,573	(153)	2007	03/21/2014
Restaurants – Full Service	Clinton	SC	(f)	697	1,515	-	-	697	1,515	2,212	(240)	2006	03/21/2014
Restaurants – Full Service	Greenwood	SC	(f)	808	1,181	-	-	808	1,181	1,989	(253)	1995	03/21/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Bristol	TN	(f)	776	1,020	-	-	776	1,020	1,796	(214)	2005	03/21/2014
Restaurants – Full Service	Kingsport	TN	(f)	814	1,053	-	-	814	1,053	1,867	(212)	2006	03/21/2014
Restaurants – Full Service	Dublin	VA	(f)	947	971	-	-	947	971	1,918	(174)	2008	03/21/2014
Restaurants – Limited Service	Jacksonville	FL	(f)	494	-	-	-	494	-	494	-	1997	03/27/2014
Restaurants – Limited Service	Miami	FL	(f)	1,210	-	-	-	1,210	-	1,210	-	1981	03/27/2014
Restaurants – Limited Service	Orlando	FL	(f)	625	-	-	-	625	-	625	-	1997	03/27/2014
Restaurants – Limited Service	Tampa	FL	(f)	474	-	-	-	474	-	474	-	1999	03/27/2014
Restaurants – Limited Service	Warner Robins	GA	(f)	373	-	-	-	373	-	373	-	1996	03/27/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Irving	TX	(f)	1,375	4,661	-	-	1,375	4,661	6,036	(664)	1982	03/27/2014
Family Entertainment Centers	Tempe	AZ	(f)	3,288	6,268	-	-	3,288	6,268	9,556	(1,056)	2013	03/28/2014
Restaurants – Limited Service	Los Fresnos	TX	(f)	250	772	14	86	264	858	1,122	(179)	2014	03/28/2014
Health Clubs	Antioch	CA	(f)	836	2,724	-	-	836	2,724	3,560	(454)	1989	03/31/2014
Health Clubs	Monterey	CA	(f)	868	2,694	-	-	868	2,694	3,562	(500)	1978	03/31/2014
Medical and Diagnostic Laboratories	Boynton Beach	FL	(f)	301	4,727	-	-	301	4,727	5,028	(904)	2005	03/31/2014
Medical and Diagnostic Laboratories	Jupiter	FL	(f)	158	4,457	-	-	158	4,457	4,615	(637)	2011	03/31/2014
Medical and Diagnostic Laboratories	Wellington	FL	(f)	860	4,652	-	-	860	4,652	5,512	(756)	2009	03/31/2014
Child Day Care Services	Fort Mill	SC	(f)	707	3,271	-	-	707	3,271	3,978	(498)	2007	03/31/2014
Other Miscellaneous Manufacturing	Bozeman	MT	(f)	2,127	348	-	-	2,127	348	2,475	(123)	1977	04/09/2014
Other Miscellaneous Manufacturing	Nashville	TN	(f)	4,264	4,273	-	-	4,264	4,273	8,537	(1,130)	1975	04/09/2014
Medical and Diagnostic Laboratories	Fort Pierce	FL	(f)	806	2,953	-	-	806	2,953	3,759	(701)	2007	04/10/2014
Medical and Diagnostic Laboratories	Palm Beach Gardens	FL	(f)	43	1,337	-	-	43	1,337	1,380	(211)	2005	04/10/2014
Medical and Diagnostic Laboratories	Palm Beach Gardens	FL	(f)	32	1,288	-	-	32	1,288	1,320	(227)	2005	04/10/2014
Medical and Diagnostic Laboratories	Vero Beach	FL	(f)	233	2,529	-	-	233	2,529	2,762	(546)	2009	04/10/2014
Medical and Diagnostic Laboratories	Wellington	FL	(f)	272	1,421	-	-	272	1,421	1,693	(141)	2008	04/10/2014
Health Clubs	Phoenix	AZ	(f)	-	-	1,411	4,841	1,411	4,841	6,252	(805)	2014	04/16/2014
Junior Colleges	Youngstown	OH	(f)	471	5,075	-	1,126	471	6,201	6,672	(880)	1974	04/16/2014
Junior Colleges	Middletown	OH	(f)	404	5,441	-	371	404	5,812	6,216	(920)	1969	04/23/2014
Child Day Care Services	Gastonia	NC	(f)	184	1,212	-	-	184	1,212	1,396	(211)	2003	04/25/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Rapid City	SD	(f)	812	1,211	-	494	812	1,705	2,517	(300)	1992	04/30/2014
Medical and Diagnostic Laboratories	Jupiter	FL	(f)	742	5,525	-	-	742	5,525	6,267	(795)	2007	05/02/2014
Home Furnishings Stores	Columbus	OH	(f)	753	1,047	-	-	753	1,047	1,800	(168)	2014	05/07/2014
Forging and Stamping	Pharr	TX	(f)	1,343	1,863	-	-	1,343	1,863	3,206	(344)	1999	05/07/2014
Forging and Stamping	Clearwater	FL	(f)	1,529	6,239	-	-	1,529	6,239	7,768	(1,088)	1994	05/15/2014
Restaurants – Full Service	Schaumburg	IL	(f)	2,063	-	1,056	1,623	3,119	1,623	4,742	(425)	2015	05/15/2014
Child Day Care Services	Cincinnati	OH	(f)	537	1,765	-	-	537	1,765	2,302	(242)	2004	05/15/2014
Other Motor Vehicle Dealers	Fort Worth	TX		2,009	-	1,355	5,126	3,364	5,126	8,490	(757)	2014	05/21/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Tucson	AZ	(f)	1,107	932	-	-	1,107	932	2,039	(240)	1980	05/22/2014
Consumer Goods Rental	Florence	AL		492	634	-	-	492	634	1,126	(98)	2004	05/23/2014
Other Professional, Scientific, and Technical Services	Scottsdale	AZ	(f)	821	1,285	-	-	821	1,285	2,106	(223)	2006	05/23/2014
Bakeries and Tortilla Manufacturing	West Monroe	LA	(f)	902	3,827	-	-	902	3,827	4,729	(805)	2004	05/23/2014
Consumer Goods Rental	Lenoir	NC		548	578	-	-	548	578	1,126	(84)	2005	05/23/2014
Other Professional, Scientific, and Technical Services	Waxhaw	NC	(f)	570	934	-	-	570	934	1,504	(188)	1968	05/23/2014
Consumer Goods Rental	Lynchburg	VA	(f)	259	865	-	-	259	865	1,124	(108)	1961	05/23/2014
Grocery Stores	Lodi	CA		1,431	7,215	-	-	1,431	7,215	8,646	(968)	2004	05/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Commerce City	CO	(f)	1,283	1,448	103	1,035	1,386	2,483	3,869	(495)	1980	05/30/2014
Movie Theaters	Flower Mound	TX	(f)	1,860	442	927	7,468	2,787	7,910	10,697	(930)	2015	05/30/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other General Purpose Machinery Manufacturing	Saltillo	MS		605	15,409	-	-	605	15,409	16,014	(2,469)	1974	06/05/2014
Restaurants – Full Service	Shawnee	OK	(f)	192	1,016	-	-	192	1,016	1,208	(147)	1982	06/06/2014
Restaurants – Full Service	San Antonio	TX	(f)	1,578	1,632	-	-	1,578	1,632	3,210	(225)	2008	06/06/2014
Forging and Stamping	Wickliffe	OH	(f)	617	2,725	-	-	617	2,725	3,342	(658)	1958	06/12/2014
Packaging and Labeling Services	Mills River	NC		1,027	2,862	1,119	1,255	2,146	4,117	6,263	(943)	2001	06/16/2014
Child Day Care Services	Columbus	GA	(f)	377	1,007	-	-	377	1,007	1,384	(148)	2014	06/19/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		2,680	24,103	-	-	2,680	24,103	26,783	(2,908)	1998	06/20/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		225	2,681	-	-	225	2,681	2,906	(419)	1993	06/20/2014
Corporate Aircraft Repair and Maintenance Facilities	East Alton	IL	(f)	1,710	7,126	-	-	1,710	7,126	8,836	(1,193)	1988	06/20/2014
Medical Equipment and Supplies Manufacturing	North Attleboro	MA		1,541	8,900	-	-	1,541	8,900	10,441	(1,139)	1981	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Indian Trail	NC	(f)	526	311	-	-	526	311	837	(74)	1968	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Amarillo	TX	(f)	269	457	-	-	269	457	726	(55)	1954	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Humble	TX	(f)	269	467	-	-	269	467	736	(84)	1982	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Milwaukee	WI	(f)	515	3,318	-	-	515	3,318	3,833	(549)	1968	06/20/2014
Restaurants – Full Service	Calumet City	IL	(f)	521	983	-	12	521	995	1,516	(184)	1983	06/23/2014
Restaurants – Full Service	Lansing	IL	(f)	406	877	74	-	480	877	1,357	(242)	1973	06/23/2014
Outpatient Care Centers	Ballwin	MO		696	1,814	-	-	696	1,814	2,510	(314)	1977	06/23/2014
Computer Systems Design and Related Services	Peachtree Corners	GA	(f)	400	3,768	-	-	400	3,768	4,168	(886)	1986	06/24/2014
Restaurants – Full Service	Rockford	IL	(f)	239	409	-	-	239	409	648	(121)	1993	06/24/2014
Restaurants – Full Service	Beloit	WI	(f)	218	528	-	-	218	528	746	(147)	1983	06/24/2014
Restaurants – Full Service	Mauston	WI	(f)	226	432	-	-	226	432	658	(125)	2000	06/24/2014
Restaurants – Full Service	Monroe	WI	(f)	344	711	-	-	344	711	1,055	(164)	1977	06/24/2014
Other Personal Services	Lexington	KY	(f)	943	1,967	-	-	943	1,967	2,910	(278)	2005	06/25/2014
Electrical Equipment Manufacturing	Chattanooga	TN	(f)	1,419	5,648	-	413	1,419	6,061	7,480	(949)	1960	06/25/2014
Child Day Care Services	Anderson Township	OH	(f)	273	829	-	-	273	829	1,102	(164)	1995	06/26/2014
Child Day Care Services	Forney	TX	(f)	511	2,785	-	-	511	2,785	3,296	(328)	2004	06/26/2014
Health Clubs	Oakdale	CA	(f)	1,073	4,560	-	-	1,073	4,560	5,633	(786)	1973	06/27/2014
Other Professional, Scientific, and Technical Services	Orlando	FL	(f)	461	385	-	-	461	385	846	(77)	1998	06/27/2014
Restaurants – Limited Service	Saint Martinville	LA	(f)	264	921	-	-	264	921	1,185	(232)	1987	06/27/2014
Health Clubs	Chanhassen	MN	(f)	511	2,168	-	-	511	2,168	2,679	(273)	1999	06/27/2014
Health Clubs	Maple Grove	MN	(f)	1,372	1,386	-	-	1,372	1,386	2,758	(390)	2001	06/27/2014
Health Clubs	Chapel Hill	NC	(f)	1,198	1,926	-	115	1,198	2,041	3,239	(406)	2005	06/30/2014
Health Clubs	Hanahan	SC	(f)	412	722	1	23	413	745	1,158	(137)	2008	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,615	1,943	7	212	1,622	2,155	3,777	(298)	1985	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,427	3,281	12	127	1,439	3,408	4,847	(421)	2004	06/30/2014
Health Clubs	North Charleston	SC	(f)	1,618	800	46	298	1,664	1,098	2,762	(207)	1986	06/30/2014
Child Day Care Services	Colorado Springs	CO	(f)	855	1,851	2	23	857	1,874	2,731	(245)	2008	07/24/2014
Child Day Care Services	Loveland	CO	(f)	629	1,005	6	14	635	1,019	1,654	(179)	2003	07/24/2014
Child Day Care Services	Cartersville	GA	(f)	343	601	2	47	345	648	993	(115)	1997	07/24/2014
Child Day Care Services	Kennesaw	GA	(f)	557	714	-	71	557	785	1,342	(130)	1997	07/24/2014
Child Day Care Services	Norcross	GA	(f)	487	521	4	11	491	532	1,023	(93)	1988	07/24/2014
Child Day Care Services	Stockbridge	GA	(f)	426	891	10	81	436	972	1,408	(161)	1997	07/24/2014
Child Day Care Services	Tucker	GA	(f)	450	585	-	68	450	653	1,103	(109)	1994	07/24/2014
Child Day Care Services	Woodstock	GA	(f)	537	299	47	47	584	346	930	(67)	1992	07/24/2014
Child Day Care Services	Charlotte	NC	(f)	625	783	7	86	632	869	1,501	(153)	2001	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	325	193	10	94	335	287	622	(50)	1983	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	628	244	9	129	637	373	1,010	(59)	1968	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	330	360	71	99	401	459	860	(81)	1970	07/24/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Greensboro	NC	(f)	500	300	1	87	501	387	888	(65)	1978	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	544	173	-	103	544	276	820	(48)	1981	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	519	362	1	94	520	456	976	(89)	1969	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	364	517	1	188	365	705	1,070	(111)	1983	07/24/2014
Child Day Care Services	Aiken	SC	(f)	164	508	16	151	180	659	839	(104)	1985	07/24/2014
Child Day Care Services	Aiken	SC	(f)	281	563	5	53	286	616	902	(116)	1992	07/24/2014
Child Day Care Services	Duncan	SC	(f)	428	326	32	67	460	393	853	(107)	1997	07/24/2014
Child Day Care Services	Florence	SC	(f)	147	489	-	39	147	528	675	(88)	1983	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	317	183	1	105	318	288	606	(49)	1978	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	367	396	5	26	372	422	794	(85)	1984	07/24/2014
Child Day Care Services	Greer	SC	(f)	125	633	16	36	141	669	810	(133)	2002	07/24/2014
Child Day Care Services	Mauldin	SC	(f)	296	231	22	110	318	341	659	(59)	1981	07/24/2014
Child Day Care Services	North Augusta	SC	(f)	257	561	29	59	286	620	906	(112)	1983	07/24/2014
Child Day Care Services	North Charleston	SC	(f)	272	300	7	71	279	371	650	(67)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	334	293	-	2	334	295	629	(64)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	185	560	-	137	185	697	882	(103)	1973	07/24/2014
Child Day Care Services	Summerville	SC	(f)	678	185	7	134	685	319	1,004	(56)	1984	07/24/2014
Child Day Care Services	Frisco	TX	(f)	509	1,253	24	30	533	1,283	1,816	(161)	1996	07/24/2014
Child Day Care Services	Little Elm	TX	(f)	454	1,018	18	144	472	1,162	1,634	(178)	1989	07/24/2014
Other Motor Vehicle Dealers	Rothschild	WI	(f)	2,440	10,171	2,164	788	4,604	10,959	15,563	(1,385)	2003	07/29/2014
Drugs and Druggists' Sundries Merchant Wholesalers	Knoxville	TN	(f)	1,421	7,109	-	-	1,421	7,109	8,530	(1,115)	1983	07/30/2014
Electronics and Appliance Stores	Phoenix	AZ	(f)	3,480	3,209	-	-	3,480	3,209	6,689	(459)	1988	07/31/2014
Electronics and Appliance Stores	Colorado Springs	CO	(f)	2,223	4,197	-	-	2,223	4,197	6,420	(601)	1995	07/31/2014
Movie Theaters	Berlin	CT	(f)	2,937	6,719	-	-	2,937	6,719	9,656	(1,368)	1990	07/31/2014
Lessors of Real Estate	Sugar Hill	GA	(f)	1,658	4,507	-	-	1,658	4,507	6,165	(838)	2013	07/31/2014
Movie Theaters	Ridgefield Park	NJ	(f)	44	10,848	-	-	44	10,848	10,892	(1,610)	1991	07/31/2014
Movie Theaters	Boerne	TX	(f)	4,186	3,413	-	-	4,186	3,413	7,599	(836)	2013	07/31/2014
Lessors of Real Estate	Corinth	TX	(f)	2,517	4,173	-	-	2,517	4,173	6,690	(760)	2009	07/31/2014
Lessors of Real Estate	Houston	TX	(f)	2,650	3,644	-	-	2,650	3,644	6,294	(697)	2005	07/31/2014
Electronics and Appliance Stores	Lubbock	TX	(f)	2,220	4,148	-	-	2,220	4,148	6,368	(595)	2014	07/31/2014
Child Day Care Services	Monroe	NC	(f)	753	1,560	-	-	753	1,560	2,313	(251)	2000	08/08/2014
Child Day Care Services	McDonough	GA	(f)	310	812	-	-	310	812	1,122	(129)	1999	08/11/2014
Other Professional, Scientific, and Technical Services	Tucson	AZ	(f)	1,200	5,810	-	-	1,200	5,810	7,010	(727)	2004	08/21/2014
Other Professional, Scientific, and Technical Services	Baltimore	MD	(f)	1,235	1,347	-	-	1,235	1,347	2,582	(303)	1950	08/28/2014
Furniture Stores	Memphis	TN	(f)	1,367	3,771	-	-	1,367	3,771	5,138	(462)	2005	09/02/2014
Child Day Care Services	Huntersville	NC	(f)	1,118	1,719	-	-	1,118	1,719	2,837	(213)	2006	09/05/2014
Consumer Goods Rental	Immokalee	FL	(f)	548	686	-	-	548	686	1,234	(87)	1999	09/09/2014
Consumer Goods Rental	Lewiston	ID	(f)	390	996	-	-	390	996	1,386	(183)	2008	09/10/2014
Consumer Goods Rental	Hardin	MT	(f)	45	513	-	-	45	513	558	(111)	1920	09/10/2014
Consumer Goods Rental	Moses Lake	WA	(f)	459	1,034	-	-	459	1,034	1,493	(194)	2009	09/10/2014
Consumer Goods Rental	Casper	WY	(f)	506	846	-	-	506	846	1,352	(160)	2009	09/10/2014
Consumer Goods Rental	Puyallup	WA	(f)	743	392	-	-	743	392	1,135	(111)	1982	09/16/2014
Other Professional, Scientific, and Technical Services	Albany	GA	(f)	176	438	-	-	176	438	614	(79)	1974	09/17/2014
Health Clubs	Southaven	MS	(f)	2,264	3,039	-	-	2,264	3,039	5,303	(598)	1999	09/18/2014
Movie Theaters	Parker	CO		1,773	4,252	-	-	1,773	4,252	6,025	(704)	2002	09/23/2014
Restaurants – Full Service	Morristown	TN	(f)	552	958	-	-	552	958	1,510	(178)	1987	09/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Ambulatory Health Care Services	Birmingham	AL		316	1,628	-	-	316	1,628	1,944	(192)	2008	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		357	3,099	-	-	357	3,099	3,456	(357)	1982	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		283	1,510	-	-	283	1,510	1,793	(237)	1985	09/24/2014
Other Ambulatory Health Care Services	Council Bluffs	IA		946	2,010	-	-	946	2,010	2,956	(286)	2009	09/24/2014
Other Ambulatory Health Care Services	Rexburg	ID		139	1,204	-	-	139	1,204	1,343	(173)	1976	09/24/2014
Other Motor Vehicle Dealers	Forest Lake	MN	(f)	5,403	7,570	-	671	5,403	8,241	13,644	(1,184)	2003	09/24/2014
Other Ambulatory Health Care Services	Cleveland	OH		274	1,990	-	-	274	1,990	2,264	(258)	2009	09/24/2014
Other Ambulatory Health Care Services	Fort Worth	TX		1,584	2,053	-	-	1,584	2,053	3,637	(258)	2009	09/24/2014
Other Ambulatory Health Care Services	Salt Lake City	UT		543	649	-	-	543	649	1,192	(104)	1972	09/24/2014
Restaurants – Full Service	Bangor	ME	(f)	506	547	-	-	506	547	1,053	(101)	2006	09/29/2014
Restaurants – Full Service	Ellsworth	ME	(f)	249	552	-	-	249	552	801	(133)	1979	09/29/2014
Restaurants – Full Service	Farmington	ME	(f)	365	648	-	-	365	648	1,013	(124)	1993	09/29/2014
Restaurants – Full Service	Presque Isle	ME	(f)	172	416	-	-	172	416	588	(111)	1980	09/29/2014
Restaurants – Full Service	Concord	NH	(f)	563	359	-	-	563	359	922	(98)	1973	09/29/2014
Restaurants – Full Service	Dover	NH	(f)	832	678	-	-	832	678	1,510	(167)	1979	09/29/2014
Restaurants – Full Service	Littleton	NH	(f)	418	362	-	-	418	362	780	(95)	1981	09/29/2014
Restaurants – Full Service	Nashua	NH	(f)	508	668	-	-	508	668	1,176	(118)	2006	09/29/2014
Restaurants – Full Service	Galloway	NJ	(f)	819	498	-	-	819	498	1,317	(126)	1991	09/29/2014
Restaurants – Full Service	Bennington	VT	(f)	480	482	-	-	480	482	962	(124)	1998	09/29/2014
Restaurants – Full Service	Rutland	VT	(f)	475	346	-	-	475	346	821	(88)	1983	09/29/2014
Restaurants – Full Service	Eden Prairie	MN	(f)	1,252	2,873	-	-	1,252	2,873	4,125	(349)	1994	09/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Watertown	SD	(f)	2,425	7,933	-	-	2,425	7,933	10,358	(1,386)	2014	09/30/2014
Building Material and Supplies Dealers	Columbus	OH	(f)	1,475	3,704	-	-	1,475	3,704	5,179	(1,007)	1994	10/03/2014
Junior Colleges	Warren	OH	(f)	194	340	-	943	194	1,283	1,477	(169)	1968	10/03/2014
Health Clubs	Carmichael	CA	(f)	1,301	3,840	168	499	1,469	4,339	5,808	(640)	1977	10/31/2014
Restaurants – Full Service	Indianapolis	IN		468	1,570	-	-	468	1,570	2,038	(245)	1985	10/31/2014
Used Merchandise Stores	Shawnee	OK		624	1,294	-	-	624	1,294	1,918	(197)	2011	11/12/2014
Movie Theaters	La Vista	NE		807	251	504	7,175	1,311	7,426	8,737	(694)	2015	11/14/2014
Child Day Care Services	Collierville	TN	(f)	544	1,986	-	-	544	1,986	2,530	(302)	1999	11/14/2014
Child Day Care Services	Collierville	TN	(f)	579	1,316	-	-	579	1,316	1,895	(172)	2009	11/14/2014
Furniture Stores	Wichita Falls	TX		1,198	5,038	-	240	1,198	5,278	6,476	(627)	2006	11/19/2014
Child Day Care Services	Stockbridge	GA	(f)	206	315	80	269	286	584	870	(90)	2006	11/21/2014
Restaurants – Full Service	Chicago	IL	(f)	1,130	3,699	-	-	1,130	3,699	4,829	(385)	1908	11/26/2014
Restaurants – Full Service	Chicago	IL	(f)	1,697	3,360	-	-	1,697	3,360	5,057	(361)	1892	11/26/2014
Wholesale Automobile Auction	Mechanicsburg	PA	(f)	9,019	1,771	-	-	9,019	1,771	10,790	(907)	1980	12/05/2014
Restaurants – Limited Service	Bessemer	AL		517	830	-	-	517	830	1,347	(139)	1994	12/10/2014
Restaurants – Limited Service	Birmingham	AL		701	706	-	-	701	706	1,407	(126)	1991	12/10/2014
Restaurants – Limited Service	Birmingham	AL		726	752	-	-	726	752	1,478	(133)	2002	12/10/2014
Restaurants – Limited Service	Birmingham	AL		566	841	-	-	566	841	1,407	(143)	1995	12/10/2014
Restaurants – Limited Service	Decatur	AL		235	1,012	-	-	235	1,012	1,247	(161)	1996	12/10/2014
Restaurants – Limited Service	Fairfield	AL		583	765	-	-	583	765	1,348	(129)	1995	12/10/2014
Restaurants – Limited Service	Forestdale	AL		559	769	-	-	559	769	1,328	(129)	1991	12/10/2014
Restaurants – Limited Service	Gardendale	AL		915	492	-	-	915	492	1,407	(95)	1988	12/10/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Hueytown	AL		886	282	-	-	886	282	1,168	(83)	1988	12/10/2014
Restaurants – Limited Service	Huntsville	AL		368	910	-	-	368	910	1,278	(145)	1976	12/10/2014
Restaurants – Limited Service	Huntsville	AL		404	873	-	-	404	873	1,277	(147)	2004	12/10/2014
Restaurants – Limited Service	Madison	AL		511	756	-	-	511	756	1,267	(136)	1986	12/10/2014
Restaurants – Limited Service	Madison	AL		468	1,009	-	-	468	1,009	1,477	(178)	1999	12/10/2014
Restaurants – Limited Service	Meridianville	AL		598	1,358	-	-	598	1,358	1,956	(222)	2001	12/10/2014
Child Day Care Services	Huntsville	AL	(f)	298	1,187	-	-	298	1,187	1,485	(181)	1994	12/12/2014
Child Day Care Services	Huntsville	AL	(f)	694	1,181	-	-	694	1,181	1,875	(179)	2003	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	543	893	-	-	543	893	1,436	(163)	2014	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	594	1,276	-	-	594	1,276	1,870	(202)	2014	12/12/2014
Restaurants – Limited Service	Boise	ID		670	-	-	-	670	-	670	-	2000	12/15/2014
Restaurants – Limited Service	Boise	ID		610	-	-	-	610	-	610	-	2003	12/15/2014
Restaurants – Limited Service	Emmett	ID		350	-	-	-	350	-	350	-	2006	12/15/2014
Restaurants – Limited Service	Garden City	ID		410	-	-	-	410	-	410	-	2005	12/15/2014
Restaurants – Limited Service	Meridian	ID		490	-	-	-	490	-	490	-	2003	12/15/2014
Restaurants – Limited Service	Nampa	ID		480	-	-	-	480	-	480	-	2006	12/15/2014
Restaurants – Limited Service	Nampa	ID		410	-	-	-	410	-	410	-	2006	12/15/2014
Restaurants – Full Service	Chicago	IL	(f)	2,298	2,425	-	-	2,298	2,425	4,723	(257)	1911	12/15/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		655	5,499	-	-	655	5,499	6,154	(758)	1999	12/16/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		300	1,831	-	-	300	1,831	2,131	(263)	1989	12/16/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		195	1,406	-	-	195	1,406	1,601	(205)	1986	12/16/2014
Health and Personal Care Stores	Syracuse	NY		357	1,610	-	-	357	1,610	1,967	(230)	1986	12/16/2014
Foundation, Structure, and Building Exterior Contractors	Chandler	AZ		1,884	6,218	-	-	1,884	6,218	8,102	(629)	2010	12/17/2014
Restaurants – Full Service	Woodbury	MN	(f)	2,758	2,275	-	-	2,758	2,275	5,033	(284)	2008	12/18/2014
Restaurants – Full Service	Portage	IN		1,406	2,351	-	38	1,406	2,389	3,795	(302)	2007	12/19/2014
Movie Theaters	Nicholasville	KY		4,505	3,506	428	4,112	4,933	7,618	12,551	(859)	2005	12/19/2014
Restaurants – Full Service	Albemarle	NC	(f)	419	482	-	-	419	482	901	(104)	1998	12/22/2014
Restaurants – Full Service	Lenoir	NC	(f)	537	454	-	-	537	454	991	(110)	1997	12/22/2014
Restaurants – Full Service	Mt. Airy	NC	(f)	331	450	-	-	331	450	781	(103)	1996	12/22/2014
Restaurants – Full Service	Sanford	NC	(f)	323	479	-	-	323	479	802	(104)	1997	12/22/2014
Grocery Stores	Hot Springs Village	AR		362	1,299	-	190	362	1,489	1,851	(287)	1991	12/23/2014
Grocery Stores	Redfield	AR		415	333	-	60	415	393	808	(124)	1999	12/23/2014
Child Day Care Services	Bremen	GA	(f)	550	488	-	-	550	488	1,038	(91)	2005	12/23/2014
Child Day Care Services	McDonough	GA	(f)	1,826	748	5	160	1,831	908	2,739	(145)	2006	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	665	792	-	-	665	792	1,457	(120)	2004	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	855	783	40	210	895	993	1,888	(147)	1999	12/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Elkin	NC	(f)	278	768	-	-	278	768	1,046	(154)	1995	12/23/2014
Child Day Care Services	Greensboro	NC	(f)	725	421	-	-	725	421	1,146	(77)	1994	12/23/2014
Child Day Care Services	High Point	NC	(f)	462	733	-	-	462	733	1,195	(130)	1996	12/23/2014
Child Day Care Services	King	NC	(f)	313	882	-	-	313	882	1,195	(138)	2008	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	176	820	-	-	176	820	996	(136)	1999	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	260	737	-	-	260	737	997	(116)	2006	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	207	739	-	-	207	739	946	(120)	1995	12/23/2014
Other Miscellaneous Manufacturing	Utica	NY	(f)	102	988	-	-	102	988	1,090	(137)	1965	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	North Canton	OH	(f)	1,574	6,043	-	-	1,574	6,043	7,617	(935)	1989	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Springfield	OH	(f)	1,983	2,437	-	-	1,983	2,437	4,420	(404)	1984	12/23/2014
Other Miscellaneous Manufacturing	Warrensville Heights	OH	(f)	842	767	-	-	842	767	1,609	(120)	1982	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Monroeville	PA	(f)	1,621	6,552	-	-	1,621	6,552	8,173	(1,054)	1977	12/23/2014
Other Miscellaneous Manufacturing	Cookeville	TN	(f)	797	3,689	-	-	797	3,689	4,486	(514)	1973	12/23/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Paris	IL	(f)	2,022	4,907	-	-	2,022	4,907	6,929	(1,092)	1993	12/29/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Hazle Township	PA	(f)	1,400	6,260	-	-	1,400	6,260	7,660	(1,332)	1998	12/29/2014
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Manchester	PA	(f)	1,489	5,911	-	-	1,489	5,911	7,400	(825)	1985	12/29/2014
Colleges, Universities, and Professional Schools	Austin	TX		1,721	7,175	-	-	1,721	7,175	8,896	(740)	2012	12/29/2014
Freight Transportation Arrangement	Cartersville	GA		1,119	6,093	-	-	1,119	6,093	7,212	(935)	2000	12/31/2014
Other Professional, Scientific, and Technical Services	Elmwood Park	IL	(f)	258	1,027	-	-	258	1,027	1,285	(210)	1960	12/31/2014
Freight Transportation Arrangement	Spartanburg	SC		1,698	8,619	-	-	1,698	8,619	10,317	(1,303)	1997	12/31/2014
Restaurants – Full Service	Anderson	SC	(f)	1,161	1,134	-	-	1,161	1,134	2,295	(188)	1997	01/05/2015
Health Clubs	Eden Prairie	MN	(f)	1,466	3,073	-	-	1,466	3,073	4,539	(683)	1974	01/09/2015
Family Entertainment Centers	San Diego	CA		351	10,144	-	-	351	10,144	10,495	(1,434)	2001	01/15/2015
Child Day Care Services	Cedar Park	TX		1,482	3,346	-	-	1,482	3,346	4,828	(432)	2010	01/30/2015
Other Wood Product Manufacturing	Janesville	WI		814	3,800	-	265	814	4,065	4,879	(575)	1988	01/30/2015
Restaurants – Limited Service	Demopolis	AL	(f)	312	549	-	-	312	549	861	(108)	1994	02/06/2015
Restaurants – Limited Service	Huntsville	AL	(f)	384	725	-	-	384	725	1,109	(128)	1992	02/06/2015
Restaurants – Limited Service	Talladaga	AL	(f)	352	470	-	-	352	470	822	(98)	1982	02/06/2015
Restaurants – Limited Service	Benton	AR	(f)	410	411	-	-	410	411	821	(83)	1982	02/06/2015
Restaurants – Limited Service	Jacksonville	AR	(f)	316	347	-	-	316	347	663	(71)	1981	02/06/2015
Restaurants – Limited Service	Little Rock	AR	(f)	389	512	-	-	389	512	901	(93)	1977	02/06/2015
Restaurants – Limited Service	Searcy	AR	(f)	327	484	-	-	327	484	811	(95)	1983	02/06/2015
Restaurants – Limited Service	DeLand	FL	(f)	525	365	-	-	525	365	890	(121)	1986	02/06/2015
Restaurants – Limited Service	Jacksonville	FL	(f)	526	374	-	-	526	374	900	(130)	1983	02/06/2015
Restaurants – Limited Service	Atlanta	GA	(f)	383	923	-	-	383	923	1,306	(132)	1982	02/06/2015
Restaurants – Limited Service	Cartersville	GA	(f)	361	1,064	-	-	361	1,064	1,425	(169)	1986	02/06/2015
Restaurants – Limited Service	College Park	GA	(f)	254	488	-	-	254	488	742	(74)	1988	02/06/2015
Restaurants – Limited Service	Columbus	GA	(f)	428	314	-	-	428	314	742	(51)	1985	02/06/2015
Restaurants – Limited Service	Hinesville	GA	(f)	209	741	-	-	209	741	950	(133)	1990	02/06/2015
Restaurants – Limited Service	Marietta	GA	(f)	234	567	-	-	234	567	801	(77)	1985	02/06/2015
Restaurants – Limited Service	Tucker	GA	(f)	367	247	-	-	367	247	614	(56)	1976	02/06/2015
Restaurants – Limited Service	Waycross	GA	(f)	154	538	-	-	154	538	692	(100)	1991	02/06/2015
Restaurants – Limited Service	Edwardsville	IL	(f)	446	355	-	-	446	355	801	(75)	1986	02/06/2015
Restaurants – Limited Service	Clarksville	IN	(f)	286	763	-	-	286	763	1,049	(123)	1977	02/06/2015
Restaurants – Limited Service	Vincennes	IN	(f)	323	429	-	-	323	429	752	(110)	1978	02/06/2015
Restaurants – Limited Service	Bowling Green	KY	(f)	355	368	-	-	355	368	723	(64)	1978	02/06/2015
Restaurants – Limited Service	St. Ann	MO	(f)	367	583	-	-	367	583	950	(89)	1982	02/06/2015
Restaurants – Limited Service	St. Louis	MO	(f)	365	793	-	-	365	793	1,158	(117)	1983	02/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Columbus	MS	(f)	409	422	-	-	409	422	831	(89)	1982	02/06/2015
Restaurants – Limited Service	Greenville	NC	(f)	280	403	-	-	280	403	683	(56)	1986	02/06/2015
Restaurants – Limited Service	Columbus	OH	(f)	342	291	-	-	342	291	633	(68)	1987	02/06/2015
Restaurants – Limited Service	Huber Heights	OH	(f)	358	295	-	-	358	295	653	(70)	1986	02/06/2015
Restaurants – Limited Service	Cayce	SC	(f)	509	795	-	-	509	795	1,304	(186)	1980	02/06/2015
Restaurants – Limited Service	North Charleston	SC	(f)	388	434	-	-	388	434	822	(112)	1985	02/06/2015
Restaurants – Limited Service	Chattanooga	TN	(f)	305	417	-	-	305	417	722	(78)	1981	02/06/2015
Restaurants – Limited Service	Dickson	TN	(f)	424	951	-	119	424	1,070	1,494	(182)	1981	02/06/2015
Restaurants – Limited Service	Rockwood	TN	(f)	296	367	-	-	296	367	663	(65)	1992	02/06/2015
Restaurants – Limited Service	Beckley	WV	(f)	303	588	-	-	303	588	891	(110)	1982	02/06/2015
Health Clubs	Glendale	AZ	(f)	1,298	168	1,052	5,046	2,350	5,214	7,564	(635)	2015	02/13/2015
Restaurants – Limited Service	Bristol	TN	(f)	223	709	-	-	223	709	932	(106)	2001	02/13/2015
Restaurants – Limited Service	Elizabethton	TN	(f)	269	537	-	-	269	537	806	(83)	2004	02/13/2015
Restaurants – Limited Service	Kingsport	TN	(f)	69	902	-	-	69	902	971	(136)	2000	02/13/2015
Restaurants – Limited Service	Norton	VA	(f)	167	542	-	-	167	542	709	(80)	1979	02/13/2015
Restaurants – Full Service	Opelika	AL		627	-	-	-	627	-	627	-	2008	02/17/2015
Restaurants – Limited Service	Burton	MI	(f)	177	304	-	-	177	304	481	(63)	2003	02/18/2015
Restaurants – Limited Service	Burton	MI	(f)	563	995	-	-	563	995	1,558	(180)	1980	02/18/2015
Restaurants – Limited Service	Detroit	MI	(f)	392	243	-	-	392	243	635	(50)	2011	02/18/2015
Restaurants – Limited Service	Fenton	MI	(f)	403	453	-	-	403	453	856	(117)	1980	02/18/2015
Restaurants – Limited Service	Ferndale	MI	(f)	428	447	-	-	428	447	875	(78)	1983	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	659	745	-	-	659	745	1,404	(184)	1974	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	481	471	-	-	481	471	952	(127)	1976	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	140	225	-	-	140	225	365	(49)	2011	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	164	259	-	-	164	259	423	(66)	1987	02/18/2015
Restaurants – Limited Service	Flint	MI	(f)	190	406	-	-	190	406	596	(90)	1929	02/18/2015
Restaurants – Limited Service	Grand Blanc	MI	(f)	260	384	-	-	260	384	644	(74)	2011	02/18/2015
Restaurants – Limited Service	Ortonville	MI	(f)	231	384	-	-	231	384	615	(77)	2011	02/18/2015
Health Clubs	South Lake Tahoe	CA	(f)	683	1,696	498	-	1,181	1,696	2,877	(299)	1981	02/19/2015
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greenfield	MA		302	1,121	-	-	302	1,121	1,423	(233)	1989	02/19/2015
Colleges, Universities, and Professional Schools	Blairsville	PA		1,245	7,284	-	-	1,245	7,284	8,529	(1,272)	2003	02/25/2015
Outpatient Care Centers	Allen	TX		742	4,837	-	-	742	4,837	5,579	(427)	2013	02/25/2015
Outpatient Care Centers	Frisco	TX		598	3,938	-	-	598	3,938	4,536	(352)	2008	02/25/2015
Foundries	Maple Lake	MN	(f)	352	1,210	1,251	6,536	1,603	7,746	9,349	(1,021)	1987	03/05/2015
Health Clubs	Bloomingdale	IL		605	1,550	273	152	878	1,702	2,580	(238)	1986	03/06/2015
Other Ambulatory Health Care Services	Cedar City	UT		392	-	403	3,869	795	3,869	4,664	(390)	2016	03/06/2015
Movie Theaters	Tulare	CA		573	10,253	-	1,218	573	11,471	12,044	(1,088)	2004	03/11/2015
Furniture Stores	Lexington	KY	(f)	2,222	3,745	-	-	2,222	3,745	5,967	(547)	2008	03/11/2015
Furniture Stores	Cookeville	TN	(f)	1,013	1,980	-	-	1,013	1,980	2,993	(278)	2004	03/11/2015
Restaurants – Limited Service	Flint	MI	(f)	161	538	-	-	161	538	699	(120)	1979	03/12/2015
Restaurants – Limited Service	Grand Blanc	MI	(f)	635	478	-	-	635	478	1,113	(123)	1998	03/12/2015
Restaurants – Limited Service	Mt. Morris	MI	(f)	77	317	-	-	77	317	394	(70)	1995	03/12/2015
Automotive Repair and Maintenance	Bentonville	AR	(f)	865	2,240	-	-	865	2,240	3,105	(381)	2009	03/16/2015
Automotive Repair and Maintenance	Fayetteville	AR	(f)	1,056	1,014	-	-	1,056	1,014	2,070	(180)	2005	03/16/2015
Automotive Repair and Maintenance	Little Rock	AR	(f)	852	1,007	-	-	852	1,007	1,859	(186)	2011	03/16/2015
Automotive Repair and Maintenance	North Little Rock	AR	(f)	707	1,222	-	-	707	1,222	1,929	(216)	2009	03/16/2015
Automotive Repair and Maintenance	Rogers	AR	(f)	1,307	1,988	-	-	1,307	1,988	3,295	(364)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	544	1,194	-	-	544	1,194	1,738	(222)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	731	2,865	-	-	731	2,865	3,596	(466)	2006	03/16/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Shreveport	LA	(f)	479	1,340	-	-	479	1,340	1,819	(229)	2011	03/16/2015
Automotive Repair and Maintenance	Lapeer	MI	(f)	76	174	8	44	84	218	302	(31)	1986	03/16/2015
Automotive Repair and Maintenance	Royal Oak	MI	(f)	296	136	20	71	316	207	523	(33)	1987	03/16/2015
Automotive Repair and Maintenance	Sterling Heights	MI	(f)	275	114	21	61	296	175	471	(36)	1960	03/16/2015
Automotive Repair and Maintenance	Olive Branch	MS	(f)	546	781	-	-	546	781	1,327	(139)	2009	03/16/2015
Automotive Repair and Maintenance	Broken Arrow	OK	(f)	326	910	-	-	326	910	1,236	(163)	2011	03/16/2015
Automotive Repair and Maintenance	Norman	OK	(f)	937	1,243	-	-	937	1,243	2,180	(206)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	1,187	1,174	-	-	1,187	1,174	2,361	(232)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	757	1,172	-	-	757	1,172	1,929	(215)	2011	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	908	1,041	-	-	908	1,041	1,949	(201)	2007	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,065	1,216	-	-	1,065	1,216	2,281	(217)	2011	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,110	1,452	-	-	1,110	1,452	2,562	(286)	2006	03/16/2015
Automotive Repair and Maintenance	Cordova	TN	(f)	878	1,885	-	-	878	1,885	2,763	(324)	2006	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	437	1,381	-	-	437	1,381	1,818	(227)	2005	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	911	1,269	-	-	911	1,269	2,180	(216)	2006	03/16/2015
Junior Colleges	New Bedford	MA		178	8,653	-	-	178	8,653	8,831	(1,624)	1920	03/17/2015
Restaurants – Full Service	Bluffton	SC	(f)	657	1,871	-	-	657	1,871	2,528	(201)	2006	03/24/2015
Restaurants – Full Service	Greenville	SC	(f)	721	1,579	-	78	721	1,657	2,378	(203)	2001	03/24/2015
Restaurants – Full Service	Hilton Head Island	SC	(f)	1,184	1,127	-	150	1,184	1,277	2,461	(195)	1996	03/24/2015
Restaurants – Full Service	North Charleston	SC	(f)	2,208	1,760	-	150	2,208	1,910	4,118	(272)	2003	03/24/2015
Foundries	Muscle Shoals	AL	(f)	415	1,091	-	-	415	1,091	1,506	(258)	1968	03/25/2015
Foundries	Grafton	WI	(f)	531	3,575	-	-	531	3,575	4,106	(690)	1948	03/25/2015
Restaurants – Limited Service	Evansville	IN		266	701	-	-	266	701	967	(109)	1981	03/27/2015
Restaurants – Limited Service	Evansville	IN		278	464	-	-	278	464	742	(82)	1994	03/27/2015
Restaurants – Limited Service	Mayfield	KY		437	412	-	-	437	412	849	(133)	1993	03/27/2015
Restaurants – Limited Service	Paducah	KY		702	713	-	-	702	713	1,415	(185)	2006	03/27/2015
Restaurants – Limited Service	Paducah	KY		578	379	-	-	578	379	957	(127)	1991	03/27/2015
Restaurants – Limited Service	Paducah	KY		581	463	-	-	581	463	1,044	(123)	2000	03/27/2015
Restaurants – Limited Service	Paducah	KY		392	399	-	-	392	399	791	(98)	1995	03/27/2015
Restaurants – Limited Service	Cape Girardeau	MO		332	536	-	-	332	536	868	(110)	2005	03/27/2015
Restaurants – Limited Service	Cape Girardeau	MO		260	560	-	-	260	560	820	(90)	1980	03/27/2015
Restaurants – Limited Service	Doniphan	MO		445	502	-	-	445	502	947	(141)	1990	03/27/2015
Restaurants – Limited Service	Jackson	MO		445	482	-	-	445	482	927	(137)	1992	03/27/2015
Restaurants – Limited Service	Malden	MO		446	511	-	-	446	511	957	(140)	2002	03/27/2015
Restaurants – Limited Service	Springfield	MO		559	563	-	-	559	563	1,122	(145)	2000	03/27/2015
Restaurants – Limited Service	Elizabethton	TN		284	741	-	-	284	741	1,025	(114)	1978	03/27/2015
Restaurants – Limited Service	Morristown	TN		509	584	-	-	509	584	1,093	(113)	1978	03/27/2015
Packaging and Labeling Services	Winona	MN	(f)	303	1,896	-	-	303	1,896	2,199	(245)	1993	03/31/2015
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Greensboro	NC	(f)	412	4,898	-	-	412	4,898	5,310	(655)	1980	03/31/2015
Packaging and Labeling Services	Mason	OH	(f)	470	3,738	-	260	470	3,998	4,468	(503)	1993	03/31/2015
Packaging and Labeling Services	Mason	OH	(f)	383	1,360	-	-	383	1,360	1,743	(191)	1997	03/31/2015
Packaging and Labeling Services	Algoma	WI	(f)	313	5,462	46	-	359	5,462	5,821	(724)	1955	03/31/2015
Packaging and Labeling Services	Algoma	WI	(f)	227	2,037	-	-	227	2,037	2,264	(279)	2000	03/31/2015
Restaurants – Full Service	Canonsburg	PA	(f)	1,357	857	21	31	1,378	888	2,266	(189)	1977	04/06/2015
Restaurants – Full Service	Franklin	PA	(f)	346	897	22	42	368	939	1,307	(204)	1984	04/06/2015
Restaurants – Full Service	Gibsonia	PA	(f)	442	801	21	41	463	842	1,305	(125)	1994	04/06/2015
Restaurants – Full Service	Grove City	PA	(f)	421	771	22	43	443	814	1,257	(169)	1998	04/06/2015
Restaurants – Full Service	Kittanning	PA	(f)	591	912	19	40	610	952	1,562	(199)	1993	04/06/2015
Restaurants – Full Service	Leechburg	PA	(f)	810	1,454	17	37	827	1,491	2,318	(229)	2004	04/06/2015
Restaurants – Full Service	Meadville	PA	(f)	263	889	24	45	287	934	1,221	(135)	1983	04/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Monaca	PA	(f)	616	1,077	43	60	659	1,137	1,796	(167)	1990	04/06/2015
Restaurants – Full Service	Monroeville	PA	(f)	596	646	7	39	603	685	1,288	(105)	1972	04/06/2015
Restaurants – Full Service	Pittsburgh	PA	(f)	467	675	18	30	485	705	1,190	(106)	1976	04/06/2015
Restaurants – Full Service	Somerset	PA	(f)	603	840	14	78	617	918	1,535	(139)	1992	04/06/2015
Restaurants – Full Service	Petoskey	MI	(f)	396	364	-	-	396	364	760	(84)	2004	04/07/2015
Used Merchandise Stores	Edmond	OK		499	2,551	-	-	499	2,551	3,050	(196)	2015	04/09/2015
Family Entertainment Centers	Huntsville	AL		1,307	1,361	76	1,682	1,383	3,043	4,426	(405)	1985	04/16/2015
Restaurants – Full Service	Loganville	GA	(f)	545	1,073	-	-	545	1,073	1,618	(244)	1982	04/16/2015
Child Day Care Services	Cedar Park	TX	(f)	761	178	603	2,116	1,364	2,294	3,658	(276)	2016	04/17/2015
Restaurants – Full Service	Shelby	NC	(f)	619	624	8	567	627	1,191	1,818	(123)	2000	04/20/2015
Restaurants – Full Service	Waynesville	NC	(f)	793	837	-	-	793	837	1,630	(133)	1977	04/20/2015
Restaurants – Full Service	Addison	IL		1,029	793	-	-	1,029	793	1,822	(92)	2005	04/22/2015
Restaurants – Full Service	Chicago	IL		668	902	-	-	668	902	1,570	(99)	1920	04/22/2015
Restaurants – Full Service	Mount Prospect	IL		830	755	-	171	830	926	1,756	(143)	2005	04/22/2015
Restaurants – Full Service	Oak Park	IL		703	426	-	-	703	426	1,129	(52)	2005	04/22/2015
Restaurants – Full Service	Oakbrook Terrace	IL		1,967	870	-	-	1,967	870	2,837	(125)	1998	04/22/2015
Restaurants – Full Service	Oswego	IL		1,094	869	-	-	1,094	869	1,963	(100)	2005	04/22/2015
Restaurants – Full Service	Willowbrook	IL		869	796	-	-	869	796	1,665	(119)	1979	04/22/2015
Restaurants – Full Service	Adrian	MI	(f)	356	602	-	-	356	602	958	(109)	2001	04/24/2015
Restaurants – Full Service	Brooklyn	MI	(f)	432	466	-	-	432	466	898	(147)	1995	04/24/2015
Restaurants – Full Service	Tecumseh	MI	(f)	171	708	-	-	171	708	879	(109)	1880	04/24/2015
Outpatient Care Centers	Barbourville	KY		424	893	-	-	424	893	1,317	(118)	2014	04/29/2015
Outpatient Care Centers	Bowling Green	KY		190	504	-	-	190	504	694	(76)	1987	04/29/2015
Outpatient Care Centers	Danville	KY		244	756	-	-	244	756	1,000	(92)	2010	04/29/2015
Outpatient Care Centers	Frankfort	KY		206	479	-	-	206	479	685	(62)	2011	04/29/2015
Outpatient Care Centers	Morehead	KY		199	710	-	-	199	710	909	(79)	2012	04/29/2015
Health Clubs	Roanoke	VA	(f)	1,799	2,834	-	-	1,799	2,834	4,633	(624)	1961	04/29/2015
Agriculture, Construction, and Mining Machinery Manufacturing	Woodridge	IL		432	-	-	-	432	-	432	-	1990	04/30/2015
Amusement and Theme Parks	West Berlin	NJ	(f)	3,864	13,408	329	2,176	4,193	15,584	19,777	(2,525)	2009	04/30/2015
Restaurants – Limited Service	Norfolk	VA		545	646	22	153	567	799	1,366	(96)	1979	04/30/2015
Restaurants – Full Service	Douglasville	GA	(f)	1,608	2,711	-	-	1,608	2,711	4,319	(390)	1999	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	580	1,293	-	-	580	1,293	1,873	(123)	1954	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	981	665	102	1,153	1,083	1,818	2,901	(333)	1959	05/06/2015
Health Clubs	Modesto	CA	(f)	1,297	3,526	-	-	1,297	3,526	4,823	(495)	1978	05/08/2015
Restaurants – Full Service	Athens	AL		1,038	1,681	-	-	1,038	1,681	2,719	(217)	2008	05/13/2015
Restaurants – Full Service	Bryant	AR		505	1,569	-	-	505	1,569	2,074	(187)	2011	05/13/2015
Movie Theaters	Clarksville	IN		1,620	4,214	-	-	1,620	4,214	5,834	(743)	2006	05/13/2015
Restaurants – Full Service	Richmond	KY		1,164	1,784	-	-	1,164	1,784	2,948	(265)	2008	05/13/2015
Restaurants – Full Service	Pearl	MS		1,329	2,214	-	-	1,329	2,214	3,543	(293)	2010	05/13/2015
Restaurants – Full Service	Yukon	OK		915	1,636	-	-	915	1,636	2,551	(195)	2010	05/13/2015
Restaurants – Full Service	Chattanooga	TN		1,502	1,694	-	-	1,502	1,694	3,196	(219)	2010	05/13/2015
Restaurants – Full Service	Manchester	TN		983	1,696	-	-	983	1,696	2,679	(259)	2010	05/13/2015
Restaurants – Full Service	Buda	TX		714	1,618	-	-	714	1,618	2,332	(203)	2010	05/13/2015
Automotive Repair and Maintenance	Edinburg	TX		1,796	1,793	-	-	1,796	1,793	3,589	(329)	2014	05/13/2015
Automotive Repair and Maintenance	Harlingen	TX		1,657	2,349	-	-	1,657	2,349	4,006	(414)	2014	05/13/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	League City	TX		1,385	2,502	-	-	1,385	2,502	3,887	(413)	2011	05/13/2015
Automotive Repair and Maintenance	Weslaco	TX		1,196	2,513	-	-	1,196	2,513	3,709	(417)	2014	05/13/2015
Car Dealers	Toledo	OH		474	957	-	-	474	957	1,431	(175)	1972	05/15/2015
Car Dealers	Erie	PA		430	1,009	-	-	430	1,009	1,439	(172)	2000	05/15/2015
Health Clubs	Summerville	SC	(f)	368	1,920	-	-	368	1,920	2,288	(273)	2012	05/15/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Grand Haven	MI		11,429	6,038	-	-	11,429	6,038	17,467	(2,132)	1950	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Sims	NC		4,275	1,406	-	-	4,275	1,406	5,681	(815)	1985	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Hulbert	OK		6,712	2,221	-	-	6,712	2,221	8,933	(1,629)	1995	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Smithville	TN		4,766	454	-	-	4,766	454	5,220	(967)	1995	05/22/2015
Health and Personal Care Stores	Tampa	FL	(f)	984	5,558	-	-	984	5,558	6,542	(815)	1980	05/29/2015
Automotive Repair and Maintenance	Davenport	IA		216	283	-	-	216	283	499	(48)	1997	06/01/2015
Automotive Repair and Maintenance	Bourbonnais	IL		192	521	-	-	192	521	713	(78)	2001	06/01/2015
Automotive Repair and Maintenance	East Peoria	IL		262	227	-	-	262	227	489	(53)	1996	06/01/2015
Automotive Repair and Maintenance	Galesburg	IL		115	324	-	-	115	324	439	(49)	1990	06/01/2015
Automotive Repair and Maintenance	Moline	IL		116	200	-	-	116	200	316	(46)	1997	06/01/2015
Automotive Repair and Maintenance	Pekin	IL		165	395	-	-	165	395	560	(64)	1996	06/01/2015
Automotive Repair and Maintenance	Streator	IL		63	161	-	-	63	161	224	(36)	1990	06/01/2015
Automotive Repair and Maintenance	Washington	IL		204	366	-	-	204	366	570	(60)	1994	06/01/2015
Cement and Concrete Product Manufacturing	Delaware	OH		346	1,494	-	-	346	1,494	1,840	(199)	1961	06/02/2015
Cement and Concrete Product Manufacturing	Obetz	OH		624	1,266	-	-	624	1,266	1,890	(156)	1970	06/02/2015
Cement and Concrete Product Manufacturing	Sunbury	OH		749	1,181	-	-	749	1,181	1,930	(145)	1994	06/02/2015
Restaurants – Full Service	Commerce	GA	(f)	469	705	-	175	469	880	1,349	(108)	1996	06/03/2015
Restaurants – Full Service	Flowery Branch	GA	(f)	439	725	-	-	439	725	1,164	(108)	1998	06/03/2015
Restaurants – Full Service	Chandler	AZ		287	1,395	-	-	287	1,395	1,682	(248)	1985	06/08/2015
Restaurants – Full Service	Tempe	AZ		687	654	-	-	687	654	1,341	(189)	1995	06/08/2015
Other Professional, Scientific, and Technical Services	Manitowoc	WI	(f)	309	472	-	-	309	472	781	(106)	1966	06/19/2015
Furniture Stores	Becker	MN	(f)	2,965	7,102	-	-	2,965	7,102	10,067	(1,510)	2000	06/24/2015
Movie Theaters	Porterville	CA		1,743	3,614	-	-	1,743	3,614	5,357	(512)	1998	06/25/2015
Movie Theaters	Riverbank	CA		3,963	8,072	210	3,118	4,173	11,190	15,363	(1,472)	2000	06/25/2015
Other Ambulatory Health Care Services	Albany	GA		497	-	534	3,364	1,031	3,364	4,395	(282)	2016	06/25/2015
Restaurants – Full Service	Cincinnati	OH		286	2,683	-	-	286	2,683	2,969	(259)	1960	06/25/2015
Restaurants – Full Service	Cincinnati	OH		407	127	-	-	407	127	534	(32)	1971	06/25/2015
Restaurants – Full Service	Cincinnati	OH		1,014	5,982	-	-	1,014	5,982	6,996	(724)	1951	06/25/2015
Child Day Care Services	North Aurora	IL	(f)	760	2,443	-	-	760	2,443	3,203	(243)	2005	06/26/2015
Child Day Care Services	Champlin	MN		862	1,526	-	-	862	1,526	2,388	(320)	1938	06/26/2015
Child Day Care Services	Plymouth	MN		1,737	1,925	365	1,501	2,102	3,426	5,528	(494)	1950	06/26/2015
Automotive Repair and Maintenance	Champaign	IL		338	886	-	-	338	886	1,224	(126)	2007	06/30/2015
Automotive Repair and Maintenance	Danville	IL		600	844	-	-	600	844	1,444	(161)	1970	06/30/2015
Automotive Repair and Maintenance	Homewood	IL		295	768	-	-	295	768	1,063	(114)	1973	06/30/2015
Automotive Repair and Maintenance	Macomb	IL		397	746	-	-	397	746	1,143	(112)	1992	06/30/2015
Automotive Repair and Maintenance	Normal	IL		694	470	-	-	694	470	1,164	(90)	1995	06/30/2015
Automotive Repair and Maintenance	Springfield	IL		234	458	-	-	234	458	692	(66)	1986	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Selmer	TN		1,122	5,613	-	-	1,122	5,613	6,735	(881)	1995	06/30/2015
Movie Theaters	Humble	TX		2,532	139	1,989	10,631	4,521	10,770	15,291	(1,100)	2016	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Beloit	WI		666	3,425	-	-	666	3,425	4,091	(496)	1926	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Waukesha	WI		2,577	8,710	-	-	2,577	8,710	11,287	(1,263)	1911	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Lombard	IL		2,040	5,923	-	-	2,040	5,923	7,963	(762)	1968	07/17/2015
Metal and Mineral Merchant Wholesalers	Louisville	KY		1,165	-	-	-	1,165	-	1,165	-	1962	07/17/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Willoughby	OH		395	1,396	-	-	395	1,396	1,791	(183)	1979	07/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Hudson	WI		502	4,960	-	-	502	4,960	5,462	(613)	1981	07/17/2015
Movie Theaters	Lawrenceville	GA	(f)	6,077	153	408	8,675	6,485	8,828	15,313	(496)	2016	07/28/2015
Health Clubs	Summerville	SC		1,026	3,203	-	-	1,026	3,203	4,229	(431)	1993	07/29/2015
Outpatient Care Centers	Asheville	NC	(f)	286	975	-	-	286	975	1,261	(141)	2000	07/31/2015
Outpatient Care Centers	Clyde	NC	(f)	164	263	-	-	164	263	427	(57)	1978	07/31/2015
Restaurants – Full Service	Jersey Village	TX		486	1,192	-	-	486	1,192	1,678	(158)	1982	08/11/2015
Restaurants – Full Service	San Antonio	TX		1,564	1,872	-	-	1,564	1,872	3,436	(257)	2014	08/11/2015
Restaurants – Limited Service	Mission	KS		500	-	-	-	500	-	500	-	2001	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		429	-	-	-	429	-	429	-	1993	08/12/2015
Restaurants – Limited Service	Blue Springs	MO		367	-	-	-	367	-	367	-	2001	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		316	-	-	-	316	-	316	-	1994	08/12/2015
Restaurants – Limited Service	Independence	MO		388	-	-	-	388	-	388	-	2001	08/12/2015
Restaurants – Limited Service	Kansas City	MO		286	-	-	-	286	-	286	-	1998	08/12/2015
Restaurants – Limited Service	Kansas City	MO		306	-	-	-	306	-	306	-	1998	08/12/2015
Restaurants – Limited Service	Lee's Summit	MO		337	-	-	-	337	-	337	-	2000	08/12/2015
Movie Theaters	Jacinto City	TX		1,034	6,178	-	-	1,034	6,178	7,212	(1,288)	1998	08/12/2015
Restaurants – Full Service	Belvidere	IL		688	635	-	-	688	635	1,323	(123)	2007	08/20/2015
Restaurants – Full Service	Freeport	IL		561	2,214	-	-	561	2,214	2,775	(225)	1993	08/20/2015
Restaurants – Full Service	Galesburg	IL		776	2,040	-	-	776	2,040	2,816	(236)	1993	08/20/2015
Restaurants – Full Service	Jacksonville	IL		670	1,494	-	-	670	1,494	2,164	(184)	2007	08/20/2015
Health Clubs	Monroe	WA		1,643	2,552	-	-	1,643	2,552	4,195	(382)	2004	08/20/2015
Corporate Aircraft Repair and Maintenance Facilities	Grand Junction	CO		472	8,967	-	-	472	8,967	9,439	(1,101)	2015	08/21/2015
Bowling Centers	Richland	WA		1,180	2,185	-	-	1,180	2,185	3,365	(415)	1960	08/21/2015
Consumer Goods Rental	Harrison	AR		294	777	-	-	294	777	1,071	(72)	2008	08/26/2015
Consumer Goods Rental	Jonesboro	AR		232	941	-	-	232	941	1,173	(74)	2007	08/26/2015
Consumer Goods Rental	North Little Rock	AR		371	1,043	-	-	371	1,043	1,414	(115)	1999	08/26/2015
Restaurants – Limited Service	Sierra Vista	AZ		384	1,035	-	-	384	1,035	1,419	(120)	2005	08/27/2015
Restaurants – Limited Service	Tucson	AZ		522	508	-	250	522	758	1,280	(100)	1990	08/27/2015
Restaurants – Limited Service	Tucson	AZ		361	639	-	-	361	639	1,000	(95)	1989	08/27/2015
Restaurants – Limited Service	Tucson	AZ		514	347	-	-	514	347	861	(72)	1990	08/27/2015
Other Professional, Scientific, and Technical Services	Cortez	FL	(f)	256	879	-	-	256	879	1,135	(104)	1974	08/31/2015
Amusement and Theme Parks	Monticello	IN		19,925	-	-	98	19,925	98	20,023	-		09/01/2015
Restaurants – Full Service	Milan	MI	(f)	322	488	-	175	322	663	985	(136)	1978	09/01/2015
Elementary and Secondary Schools	Los Angeles	CA		9,745	5,021	228	2,276	9,973	7,297	17,270	(844)	1981	09/09/2015
Restaurants – Limited Service	Athens	AL	(f)	401	631	-	-	401	631	1,032	(82)	1976	09/16/2015
Restaurants – Limited Service	Dawsonville	GA	(f)	507	647	-	-	507	647	1,154	(95)	1997	09/16/2015
Restaurants – Limited Service	East Ellijay	GA	(f)	588	476	-	-	588	476	1,064	(94)	2005	09/16/2015
Restaurants – Limited Service	Jasper	GA	(f)	316	738	-	-	316	738	1,054	(107)	2006	09/16/2015
Restaurants – Limited Service	Roswell	GA	(f)	268	475	-	-	268	475	743	(68)	1978	09/16/2015
Furniture Stores	Hobbs	NM		1,805	8,828	-	240	1,805	9,068	10,873	(753)	2009	09/16/2015
Restaurants – Limited Service	Lawrenceburg	TN	(f)	283	388	-	-	283	388	671	(57)	1979	09/16/2015
Restaurants – Limited Service	Springfield	TN	(f)	417	545	-	-	417	545	962	(74)	1976	09/16/2015
Lessors of Real Estate	Houston	TX	(f)	1,603	5,711	-	-	1,603	5,711	7,314	(510)	2015	09/16/2015
Furniture Stores	Lubbock	TX		1,512	7,836	-	342	1,512	8,178	9,690	(612)	2005	09/16/2015
Child Day Care Services	Charlotte	NC	(f)	609	1,526	-	-	609	1,526	2,135	(191)	2006	09/17/2015
Child Day Care Services	Matthews	NC	(f)	616	1,520	-	-	616	1,520	2,136	(152)	2003	09/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Tinley Park	IL	(f)	265	619	-	-	265	619	884	(85)	1971	09/18/2015
Movie Theaters	McKinney	TX	(f)	2,714	827	997	8,822	3,711	9,649	13,360	(692)	2016	09/22/2015
Other Professional, Scientific, and Technical Services	Des Moines	IA	(f)	188	231	-	-	188	231	419	(43)	1983	09/24/2015
Other Motor Vehicle Dealers	Greensboro	NC		1,894	6,998	9	515	1,903	7,513	9,416	(594)	2005	09/25/2015
Car Dealers	Midwest City	OK		194	361	-	-	194	361	555	(43)	1965	09/25/2015
Car Dealers	Moore	OK		1,290	1,853	-	-	1,290	1,853	3,143	(241)	1990	09/25/2015
Car Dealers	Oklahoma City	OK		1,969	4,746	-	-	1,969	4,746	6,715	(569)	1978	09/25/2015
Outpatient Care Centers	Wickenburg	AZ		1,264	5,647	-	-	1,264	5,647	6,911	(600)	1994	09/30/2015
Outpatient Care Centers	Wickenburg	AZ		295	1,274	46	-	341	1,274	1,615	(174)	1986	09/30/2015
Plastics Product Manufacturing	Tampa	FL		797	7,539	-	-	797	7,539	8,336	(857)	1989	09/30/2015
Outpatient Care Centers	Augusta	GA		3,513	1,986	-	-	3,513	1,986	5,499	(324)	1987	09/30/2015
Plastics Product Manufacturing	Thomasville	GA		1,449	3,065	-	-	1,449	3,065	4,514	(436)	1973	09/30/2015
Plastics Product Manufacturing	Milan	TN		123	1,578	-	-	123	1,578	1,701	(180)	1977	09/30/2015
Restaurants – Full Service	Arden Hills	MN	(f)	723	68	365	2,938	1,088	3,006	4,094	(191)	2017	10/09/2015
Automotive Repair and Maintenance	Garfield Heights	OH		110	433	-	-	110	433	543	(61)	1989	10/09/2015
Movie Theaters	Orlando	FL		4,576	8,451	-	-	4,576	8,451	13,027	(1,452)	1999	10/16/2015
Movie Theaters	Houston	TX	(f)	1,998	873	2,231	6,538	4,229	7,411	11,640	(660)	2016	10/21/2015
Health Clubs	Sacramento	CA	(f)	1,682	4,842	-	-	1,682	4,842	6,524	(612)	2004	10/23/2015
Other Professional, Scientific, and Technical Services	Englewood	CO	(f)	1,992	4,741	-	-	1,992	4,741	6,733	(518)	1987	10/23/2015
Child Day Care Services	Golden Valley	MN		1,012	696	15	244	1,027	940	1,967	(162)	1959	10/27/2015
Movie Theaters	Houston	TX		2,034	371	695	7,426	2,729	7,797	10,526	(422)	2017	10/28/2015
Restaurants – Full Service	Wheaton	IL		1,976	1,342	-	-	1,976	1,342	3,318	(305)	1994	10/30/2015
Consumer Goods Rental	Tacoma	WA	(f)	271	1,519	-	-	271	1,519	1,790	(172)	1948	11/03/2015
Automotive Repair and Maintenance	Flint	MI	(f)	127	204	4	36	131	240	371	(50)	1996	11/10/2015
Automotive Repair and Maintenance	Flint	MI	(f)	206	225	5	41	211	266	477	(49)	2003	11/10/2015
Automotive Repair and Maintenance	Houghton Lake	MI	(f)	73	78	5	30	78	108	186	(22)	1990	11/10/2015
Automotive Repair and Maintenance	Owosso	MI	(f)	58	242	4	35	62	277	339	(48)	1983	11/10/2015
Restaurants – Full Service	Midwest City	OK		1,121	385	-	-	1,121	385	1,506	(96)	1998	11/12/2015
Other Professional, Scientific, and Technical Services	Austell	GA	(f)	177	340	-	-	177	340	517	(64)	1994	11/19/2015
Other Professional, Scientific, and Technical Services	Villa Rica	GA	(f)	138	351	-	-	138	351	489	(68)	2002	11/19/2015
Health Clubs	Peoria	AZ	(f)	1,866	5,400	-	-	1,866	5,400	7,266	(513)	2009	11/20/2015
Advertising, Public Relations, and Related Services	New Century	KS		1,058	6,931	-	-	1,058	6,931	7,989	(930)	1988	11/23/2015
Other Professional, Scientific, and Technical Services	St. Louis	MO	(f)	263	643	-	-	263	643	906	(108)	1989	11/24/2015
Restaurants – Limited Service	Creston	IA	(f)	179	690	60	244	239	934	1,173	(141)	1982	11/25/2015
Restaurants – Limited Service	Des Moines	IA	(f)	272	789	174	274	446	1,063	1,509	(132)	1982	11/25/2015
Restaurants – Limited Service	Oskaloosa	IA	(f)	194	640	2	239	196	879	1,075	(121)	1980	11/25/2015
Restaurants – Limited Service	Ottumwa	IA	(f)	136	726	49	142	185	868	1,053	(138)	1960	11/25/2015
Other Electrical Equipment and Component Manufacturing	Niagara Falls	NY		715	2,571	-	-	715	2,571	3,286	(491)	1965	12/03/2015
Farm and Ranch Supply Stores	Alamosa	CO		1,024	3,781	-	-	1,024	3,781	4,805	(488)	2002	12/04/2015
Farm and Ranch Supply Stores	Colorado Springs	CO		2,280	2,766	-	-	2,280	2,766	5,046	(368)	2012	12/04/2015
Farm and Ranch Supply Stores	Elizabeth	CO		1,810	3,796	-	-	1,810	3,796	5,606	(444)	2004	12/04/2015
Farm and Ranch Supply Stores	La Junta	CO		985	1,808	-	-	985	1,808	2,793	(217)	1974	12/04/2015
Farm and Ranch Supply Stores	La Veta	CO		324	217	-	-	324	217	541	(38)	1985	12/04/2015
Farm and Ranch Supply Stores	Lamar	CO		1,574	749	-	-	1,574	749	2,323	(169)	1982	12/04/2015
Farm and Ranch Supply Stores	Limon	CO		508	263	-	-	508	263	771	(58)	1982	12/04/2015
Farm and Ranch Supply Stores	Pueblo	CO		1,168	4,439	-	-	1,168	4,439	5,607	(421)	1968	12/04/2015
Child Day Care Services	Madison	CT		487	-	-	-	487	-	487	-	1965	12/04/2015
Child Day Care Services	O'Fallon	MO	(f)	898	2,974	-	-	898	2,974	3,872	(257)	2007	12/10/2015
Other Textile Product Mills	Pauls Valley	OK		1,069	2,666	-	-	1,069	2,666	3,735	(476)	1974	12/10/2015
Other Textile Product Mills	Wichita Falls	TX		1,368	2,075	-	-	1,368	2,075	3,443	(535)	1969	12/10/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Medical and Diagnostic Laboratories	Miami	FL	(f)	511	2,498	-	-	511	2,498	3,009	(218)	2008	12/14/2015
Other Miscellaneous Manufacturing	Burnham	ME		728	5,769	-	-	728	5,769	6,497	(693)	1950	12/15/2015
Other Miscellaneous Manufacturing	Guilford	ME		79	621	-	-	79	621	700	(72)	1991	12/15/2015
Other Miscellaneous Manufacturing	Florence	WI		313	987	-	-	313	987	1,300	(114)	1988	12/15/2015
Other Fabricated Metal Product Manufacturing	Grand Junction	CO		1,817	5,634	-	535	1,817	6,169	7,986	(668)	1970	12/16/2015
Home Furnishings Stores	Bloomington	IL		404	1,178	-	-	404	1,178	1,582	(136)	1986	12/16/2015
Home Furnishings Stores	Bloomington	IL		438	1,314	-	-	438	1,314	1,752	(151)	1998	12/16/2015
Home Furnishings Stores	Bloomington	IL		204	377	-	-	204	377	581	(44)	1970	12/16/2015
Home Furnishings Stores	Bourbonnais	IL		476	625	-	-	476	625	1,101	(96)	1995	12/16/2015
Home Furnishings Stores	Champaign	IL		496	1,267	-	-	496	1,267	1,763	(152)	2000	12/16/2015
Home Furnishings Stores	Lincoln	IL		322	1,190	-	-	322	1,190	1,512	(213)	1996	12/16/2015
Home Furnishings Stores	Peoria	IL		607	745	-	-	607	745	1,352	(139)	1999	12/16/2015
Home Furnishings Stores	Springfield	IL		1,015	1,128	-	-	1,015	1,128	2,143	(177)	2013	12/16/2015
Automotive Repair and Maintenance	Crystal	MN		226	799	4	30	230	829	1,059	(100)	1969	12/16/2015
Wholesale Automobile Auction	Crestwood	IL	(f)	10,376	2,486	8	1,303	10,384	3,789	14,173	(1,155)	1994	12/17/2015
Other Miscellaneous Manufacturing	Riviera Beach	FL		1,204	3,754	-	-	1,204	3,754	4,958	(333)	1979	12/18/2015
Other Miscellaneous Manufacturing	Concord	NC		1,079	2,176	-	-	1,079	2,176	3,255	(298)	1988	12/18/2015
Offices of Physicians	Amarillo	TX		266	541	-	-	266	541	807	(71)	1967	12/18/2015
Amusement and Theme Parks	Mansfield	TX		-	-	-	131	-	131	131	(98)	2009	12/18/2015
Amusement and Theme Parks	Roanoke	TX		-	-	-	131	-	131	131	(98)	2011	12/18/2015
Amusement and Theme Parks	Waco	TX		-	-	-	131	-	131	131	(98)	2012	12/18/2015
Restaurants – Full Service	St. Cloud	MN	(f)	839	3,171	-	99	839	3,270	4,109	(383)	1999	12/21/2015
Offices of Physicians	Crest Hill	IL		918	6,499	-	-	918	6,499	7,417	(465)	2009	12/23/2015
Offices of Physicians	Naperville	IL		1,501	2,489	-	-	1,501	2,489	3,990	(261)	2005	12/23/2015
Other Ambulatory Health Care Services	Flint	MI		345	-	750	3,537	1,095	3,537	4,632	(272)	2016	12/23/2015
Home Furnishings Stores	Kennesaw	GA	(f)	5,000	9,026	-	-	5,000	9,026	14,026	(1,094)	1997	12/29/2015
Home Furnishings Stores	Norcross	GA		4,465	7,385	-	-	4,465	7,385	11,850	(1,373)	1997	12/29/2015
Consumer Goods Rental	Trenton	IL		1,401	5,894	-	-	1,401	5,894	7,295	(750)	1989	12/29/2015
Consumer Goods Rental	Anderson	IN		285	933	-	-	285	933	1,218	(169)	1988	12/29/2015
Consumer Goods Rental	Salina	KS		335	762	-	-	335	762	1,097	(127)	1972	12/29/2015
Consumer Goods Rental	Seguin	TX		466	641	-	-	466	641	1,107	(89)	1985	12/29/2015
Restaurants – Full Service	Muncie	IN		261	-	-	-	261	-	261	-	1972	12/30/2015
Restaurants – Limited Service	Spartanburg	SC	(f)	129	393	-	-	129	393	522	(65)	2015	12/30/2015
Restaurants – Full Service	Austin	TX		1,546	1,720	-	-	1,546	1,720	3,266	(212)	1919	12/30/2015
Other Personal Services	Madison	WI	(f)	254	770	-	-	254	770	1,024	(70)	2005	01/04/2016
Other Professional, Scientific, and Technical Services	Gainesville	GA	(f)	211	541	-	-	211	541	752	(91)	1999	01/08/2016
Other Professional, Scientific, and Technical Services	Oakwood	GA	(f)	217	455	-	-	217	455	672	(59)	2001	01/08/2016
Other Professional, Scientific, and Technical Services	Suwanee	GA	(f)	337	716	-	-	337	716	1,053	(123)	1990	01/08/2016
Offices of Dentists	Westmont	IL		429	906	-	33	429	939	1,368	(151)	1989	01/12/2016
Other Professional, Scientific, and Technical Services	Anchorage	AK	(f)	828	702	-	-	828	702	1,530	(119)	2005	01/29/2016
Restaurants – Full Service	Milton	GA		487	1,021	-	-	487	1,021	1,508	(83)	1950	01/29/2016
Health Clubs	Louisville	KY		407	654	4	1,378	411	2,032	2,443	(120)	2003	02/01/2016
Movie Theaters	Bristol	TN		3,322	6,883	-	-	3,322	6,883	10,205	(722)	2015	02/02/2016
Management, Scientific, and Technical Consulting Services	Hebron	KY		955	776	-	-	955	776	1,731	(198)	1998	02/09/2016
Management, Scientific, and Technical Consulting Services	Wayland	MI		1,009	843	-	-	1,009	843	1,852	(192)	2005	02/09/2016
Management, Scientific, and Technical Consulting Services	Ypsilanti	MI		1,686	2,016	-	-	1,686	2,016	3,702	(374)	1999	02/09/2016
Management, Scientific, and Technical Consulting Services	Columbus	OH		962	769	-	-	962	769	1,731	(196)	1995	02/09/2016
Other Personal Services	Lenexa	KS		459	1,163	-	-	459	1,163	1,622	(138)	1999	02/11/2016
Other Personal Services	Kansas City	MO		941	861	-	-	941	861	1,802	(132)	2004	02/11/2016
Other Personal Services	Lee's Summit	MO		513	947	-	-	513	947	1,460	(127)	2001	02/11/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Charlotte	NC		1,516	-	327	941	1,843	941	2,784	(120)	2016	02/12/2016
Child Day Care Services	Minnetonka	MN		521	1,064	-	634	521	1,698	2,219	(171)	1977	02/18/2016
Medical and Diagnostic Laboratories	Jupiter	FL	(f)	281	472	-	-	281	472	753	(101)	1990	02/19/2016
Child Day Care Services	Justin	TX		159	956	6	214	165	1,170	1,335	(122)	1999	02/19/2016
Metal and Mineral Merchant Wholesalers	Elk Grove Village	IL		2,742	11,164	-	-	2,742	11,164	13,906	(1,606)	1956	02/22/2016
Automotive Repair and Maintenance	Aurora	IL		1,603	2,333	-	-	1,603	2,333	3,936	(220)	2006	02/24/2016
Automotive Repair and Maintenance	Elmwood Park	IL		1,083	2,152	-	-	1,083	2,152	3,235	(168)	1951	02/24/2016
Automotive Repair and Maintenance	Naperville	IL		1,134	2,643	-	-	1,134	2,643	3,777	(301)	2015	02/24/2016
Automotive Repair and Maintenance	Plainfield	IL		764	2,970	-	-	764	2,970	3,734	(237)	2013	02/24/2016
Automotive Repair and Maintenance	Wyoming	MI		351	1,905	-	-	351	1,905	2,256	(163)	2006	02/24/2016
Restaurants – Full Service	Balcones Heights	TX		194	1,064	-	-	194	1,064	1,258	(161)	1950	02/24/2016
Restaurants – Full Service	Converse	TX		230	390	-	-	230	390	620	(66)	1999	02/24/2016
Restaurants – Full Service	San Antonio	TX		1,189	1,260	-	-	1,189	1,260	2,449	(211)	1945	02/24/2016
Restaurants – Full Service	San Antonio	TX		228	808	-	-	228	808	1,036	(188)	1962	02/24/2016
Restaurants – Full Service	San Antonio	TX		117	569	-	-	117	569	686	(69)	1997	02/24/2016
Restaurants – Full Service	San Antonio	TX		375	740	-	-	375	740	1,115	(87)	1992	02/24/2016
Restaurants – Full Service	San Antonio	TX		274	821	-	-	274	821	1,095	(107)	1990	02/24/2016
Child Day Care Services	Augusta	GA		255	542	-	-	255	542	797	(87)	1982	02/26/2016
Child Day Care Services	Augusta	GA		401	538	-	-	401	538	939	(75)	2006	02/26/2016
Farm and Ranch Supply Stores	Mankato	MN		7,639	11,328	-	-	7,639	11,328	18,967	(1,673)	2015	02/26/2016
Farm and Ranch Supply Stores	Fargo	ND		7,219	16,872	-	-	7,219	16,872	24,091	(2,265)	1995	02/26/2016
Farm and Ranch Supply Stores	Hudson	WI	62,609	7,105	9,891	-	-	7,105	9,891	16,996	(1,454)	1992	02/26/2016
Farm and Ranch Supply Stores	Green Bay	WI		7,367	17,793	-	-	7,367	17,793	25,160	(1,903)	1966	06/16/2016
Farm and Ranch Supply Stores	Marshfield	WI		3,018	11,874	-	-	3,018	11,874	14,892	(1,207)	1980	06/16/2016
Child Day Care Services	Boiling Springs	SC		98	336	-	-	98	336	434	(55)	1979	02/26/2016
Furniture Stores	Midland	TX		1,846	7,267	-	373	1,846	7,640	9,486	(662)	2007	02/26/2016
Automotive Repair and Maintenance	McAllen	TX		1,620	2,245	-	-	1,620	2,245	3,865	(307)	2015	03/02/2016
Offices of Dentists	Palos Heights	IL		222	294	-	31	222	325	547	(53)	1974	03/04/2016
Commercial and Industrial Machinery and Equipment Repair and Maintenance	Cannon Falls	MN		1,788	3,291	-	-	1,788	3,291	5,079	(610)	1987	03/11/2016
Commercial and Industrial Machinery and Equipment Repair and Maintenance	Hastings	MN		799	703	-	-	799	703	1,502	(154)	1997	03/11/2016
Medical and Diagnostic Laboratories	Alpharetta	GA		2,852	5,676	-	-	2,852	5,676	8,528	(466)	1999	03/17/2016
Restaurants – Limited Service	Oklahoma City	OK		719	35	277	687	996	722	1,718	(77)	2017	03/22/2016
Restaurants – Full Service	Edmond	OK	(f)	231	599	-	-	231	599	830	(64)	1971	03/23/2016
Farm and Ranch Supply Stores	Casa Grande	AZ		1,950	1,063	-	-	1,950	1,063	3,013	(177)	2013	03/29/2016
Farm and Ranch Supply Stores	Burley	ID		1,287	2,705	-	-	1,287	2,705	3,992	(355)	1967	03/29/2016
Restaurants – Limited Service	Tulsa	OK		679	826	-	-	679	826	1,505	(121)	2013	03/29/2016
Farm and Ranch Supply Stores	Cedar City	UT		3,348	2,884	-	-	3,348	2,884	6,232	(539)	2002	03/29/2016
Farm and Ranch Supply Stores	St George	UT		3,223	3,189	-	-	3,223	3,189	6,412	(483)	2012	03/29/2016
Farm and Ranch Supply Stores	Tooele	UT		3,308	3,535	-	-	3,308	3,535	6,843	(496)	2002	03/29/2016
Farm and Ranch Supply Stores	Vernal	UT		1,811	1,851	-	-	1,811	1,851	3,662	(249)	2009	03/29/2016
Farm and Ranch Supply Stores	West Jordan	UT		2,587	3,435	-	-	2,587	3,435	6,022	(412)	2008	03/29/2016
Aerospace Product and Parts Manufacturing	Athens	GA		1,289	5,935	-	-	1,289	5,935	7,224	(660)	1995	03/30/2016
Health Clubs	Hobart	IN		544	1,193	-	-	544	1,193	1,737	(210)	1976	03/30/2016
Other Personal Services	Olathe	KS	(f)	1,294	1,034	-	-	1,294	1,034	2,328	(214)	1996	03/30/2016
Aerospace Product and Parts Manufacturing	Tulsa	OK		1,985	3,133	418	2,935	2,403	6,068	8,471	(536)	1965	03/30/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Osgood	IN		470	1,011	-	-	470	1,011	1,481	(125)	2002	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Versailles	IN		795	3,106	-	-	795	3,106	3,901	(316)	1965	03/31/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Jamestown	ND	(f)	2,112	6,577	-	-	2,112	6,577	8,689	(766)	2013	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Euclid	OH		371	1,486	-	-	371	1,486	1,857	(163)	1930	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Martin	TN		336	2,079	-	-	336	2,079	2,415	(237)	1972	03/31/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Merrill	WI		738	2,164	-	-	738	2,164	2,902	(250)	1970	03/31/2016
Chemical and Allied Products Merchant Wholesalers	Memphis	TN		910	6,623	-	-	910	6,623	7,533	(677)	1973	04/11/2016
Outpatient Care Centers	Spartanburg	SC		338	719	-	-	338	719	1,057	(94)	2007	04/14/2016
Restaurants – Limited Service	Frisco	TX		641	79	190	684	831	763	1,594	(67)	2017	04/14/2016
Child Day Care Services	Eden Prairie	MN	(f)	791	1,608	-	-	791	1,608	2,399	(134)	2012	04/15/2016
Child Day Care Services	St Paul	MN	(f)	560	452	437	1,724	997	2,176	3,173	(167)	2016	04/15/2016
Restaurants – Limited Service	Florence	SC		373	409	-	-	373	409	782	(57)	1996	04/15/2016
Restaurants – Limited Service	Florence	SC		251	352	-	-	251	352	603	(46)	1991	04/15/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Charlotte	NC		532	996	-	-	532	996	1,528	(96)	1988	04/19/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Tulsa	OK		214	861	-	-	214	861	1,075	(86)	1970	04/19/2016
Plastics Product Manufacturing	Indianapolis	IN		2,500	7,705	-	-	2,500	7,705	10,205	(843)	1979	04/22/2016
Plastics Product Manufacturing	Grenada	MS		519	2,390	-	-	519	2,390	2,909	(290)	1978	04/22/2016
Plastics Product Manufacturing	Rockingham	NC		553	1,686	-	-	553	1,686	2,239	(220)	1900	04/22/2016
Plastics Product Manufacturing	Paxinos	PA		964	1,974	-	-	964	1,974	2,938	(279)	1961	04/22/2016
Plastics Product Manufacturing	Reading	PA		4,816	12,985	-	-	4,816	12,985	17,801	(1,667)	1968	04/22/2016
Restaurants – Limited Service	Alvin	TX		363	398	-	-	363	398	761	(55)	1982	04/26/2016
Restaurants – Limited Service	Bay City	TX		339	493	-	145	339	638	977	(56)	1975	04/26/2016
Restaurants – Limited Service	Baytown	TX		255	311	-	136	255	447	702	(41)	1982	04/26/2016
Restaurants – Limited Service	Dickinson	TX		346	359	-	145	346	504	850	(53)	1977	04/26/2016
Restaurants – Limited Service	El Campo	TX		529	666	-	145	529	811	1,340	(84)	1972	04/26/2016
Restaurants – Limited Service	Freeport	TX		210	216	-	-	210	216	426	(31)	1984	04/26/2016
Restaurants – Limited Service	Houston	TX		355	425	-	145	355	570	925	(56)	1982	04/26/2016
Restaurants – Limited Service	Houston	TX		221	309	-	134	221	443	664	(37)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		280	345	-	134	280	479	759	(45)	1980	04/26/2016
Restaurants – Limited Service	Houston	TX		247	317	-	-	247	317	564	(38)	1985	04/26/2016
Restaurants – Limited Service	Houston	TX		274	327	-	134	274	461	735	(44)	1984	04/26/2016
Restaurants – Limited Service	Houston	TX		226	247	-	145	226	392	618	(36)	1975	04/26/2016
Restaurants – Limited Service	Houston	TX		349	448	-	145	349	593	942	(56)	1978	04/26/2016
Restaurants – Limited Service	Houston	TX		341	432	-	145	341	577	918	(55)	1979	04/26/2016
Restaurants – Limited Service	Houston	TX		223	263	-	-	223	263	486	(34)	1982	04/26/2016
Restaurants – Limited Service	Huntsville	TX		545	593	-	-	545	593	1,138	(82)	1979	04/26/2016
Restaurants – Limited Service	Jasper	TX		240	336	-	-	240	336	576	(38)	1982	04/26/2016
Restaurants – Limited Service	Katy	TX		247	306	-	-	247	306	553	(38)	1984	04/26/2016
Restaurants – Limited Service	La Marque	TX		288	331	-	-	288	331	619	(44)	1995	04/26/2016
Restaurants – Limited Service	Livingston	TX		222	295	-	-	222	295	517	(35)	1986	04/26/2016
Restaurants – Limited Service	Pasadena	TX		333	349	-	-	333	349	682	(49)	1982	04/26/2016
Restaurants – Limited Service	Port Arthur	TX		350	344	-	145	350	489	839	(53)	1986	04/26/2016
Restaurants – Limited Service	South Houston	TX		257	326	-	123	257	449	706	(41)	1982	04/26/2016
Restaurants – Limited Service	West Columbia	TX		316	349	-	145	316	494	810	(49)	1982	04/26/2016
Restaurants – Limited Service	Wharton	TX		306	317	-	145	306	462	768	(47)	1972	04/26/2016
Child Day Care Services	Montgomery	IL		772	1,695	-	-	772	1,695	2,467	(186)	2009	04/29/2016
Child Day Care Services	Morton	IL		604	948	-	-	604	948	1,552	(119)	2012	04/29/2016
Child Day Care Services	Pekin	IL		485	808	-	-	485	808	1,293	(99)	1992	04/29/2016
Child Day Care Services	Peoria	IL		767	943	-	-	767	943	1,710	(115)	1996	04/29/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Peoria	IL		626	1,751	-	-	626	1,751	2,377	(185)	1985	04/29/2016
Child Day Care Services	Peoria	IL		402	762	-	-	402	762	1,164	(87)	1970	04/29/2016
Child Day Care Services	Peoria Heights	IL		217	1,175	-	-	217	1,175	1,392	(115)	1965	04/29/2016
Child Day Care Services	Romeoville	IL		802	1,516	-	-	802	1,516	2,318	(170)	2003	04/29/2016
Child Day Care Services	Becker	MN		191	690	65	99	256	789	1,045	(123)	1994	04/29/2016
Health Clubs	Lake in the Hills	IL		381	-	5	2,401	386	2,401	2,787	(106)	2017	05/04/2016
Restaurants – Limited Service	Clarksdale	MS		171	459	2	51	173	510	683	(58)	1988	05/06/2016
Restaurants – Limited Service	Cleveland	MS		91	396	2	54	93	450	543	(54)	1999	05/06/2016
Restaurants – Limited Service	Greenwood	MS		195	323	3	48	198	371	569	(62)	1984	05/06/2016
Restaurants – Full Service	Rochester	NY		429	4,630	-	-	429	4,630	5,059	(426)	1905	05/06/2016
Restaurants – Full Service	Syracuse	NY		776	4,965	-	-	776	4,965	5,741	(453)	1892	05/06/2016
Other Professional, Scientific, and Technical Services	Vancouver	WA	(f)	534	1,490	-	-	534	1,490	2,024	(151)	2000	05/06/2016
Child Day Care Services	Burleson	TX		309	1,069	-	-	309	1,069	1,378	(134)	2006	05/11/2016
Child Day Care Services	Burleson	TX		425	1,905	-	-	425	1,905	2,330	(181)	1993	05/11/2016
Child Day Care Services	Burleson	TX		435	1,494	-	-	435	1,494	1,929	(187)	2009	05/11/2016
Other Professional, Scientific, and Technical Services	Merced	CA	(f)	583	1,656	-	-	583	1,656	2,239	(183)	1986	05/12/2016
Amusement and Theme Parks	Grand Island	NY		8,009	-	-	-	8,009	-	8,009	(792)	1961	05/13/2016
Restaurants – Limited Service	Akron	OH		1,288	414	-	-	1,288	414	1,702	(133)	1950	05/17/2016
Restaurants – Limited Service	Akron	OH		453	1,975	-	-	453	1,975	2,428	(118)	1960	05/17/2016
Restaurants – Limited Service	Akron	OH		1,194	647	-	-	1,194	647	1,841	(141)	1994	05/17/2016
Restaurants – Limited Service	Akron	OH		241	1,541	-	-	241	1,541	1,782	(249)	2005	05/17/2016
Restaurants – Limited Service	Massillon	OH		511	733	-	-	511	733	1,244	(117)	1996	05/17/2016
Restaurants – Limited Service	North Canton	OH		584	799	-	-	584	799	1,383	(128)	2003	05/17/2016
Restaurants – Limited Service	Seven Hills	OH		780	374	-	-	780	374	1,154	(73)	2001	05/17/2016
Restaurants – Limited Service	Stow	OH		718	725	-	-	718	725	1,443	(104)	1987	05/17/2016
Radio and Television Broadcasting	Honolulu	HI		392	11,391	-	-	392	11,391	11,783	(739)	1998	05/19/2016
Automotive Repair and Maintenance	Peru	IL		251	360	-	-	251	360	611	(46)	1996	05/26/2016
Automotive Repair and Maintenance	Princeton	IL		89	482	-	-	89	482	571	(69)	1993	05/26/2016
Plastics Product Manufacturing	Greenville	SC		958	3,146	-	-	958	3,146	4,104	(354)	1965	05/27/2016
Plastics Product Manufacturing	Travelers Rest	SC		919	5,883	-	-	919	5,883	6,802	(852)	1981	05/27/2016
Child Day Care Services	Andover	MA		1,500	5,423	-	-	1,500	5,423	6,923	(566)	1930	05/31/2016
Child Day Care Services	Beverly	MA		1,520	5,003	-	-	1,520	5,003	6,523	(518)	2009	05/31/2016
Child Day Care Services	Hopkinton	MA		2,438	7,089	-	-	2,438	7,089	9,527	(861)	2004	05/31/2016
Child Day Care Services	Marlborough	MA		1,038	3,683	-	-	1,038	3,683	4,721	(387)	1996	05/31/2016
Lumber and Other Construction Materials Merchant Wholesalers	Naples	FL		2,154	3,343	-	-	2,154	3,343	5,497	(404)	2002	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Fort Myers	FL		5,501	15,647	-	-	5,501	15,647	21,148	(1,834)	1983	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Port	FL		1,249	3,247	-	-	1,249	3,247	4,496	(395)	2000	06/01/2016
Other Personal Services	Pompano Beach	FL	(f)	788	969	2,346	2,105	3,134	3,074	6,208	(287)	1968	06/01/2016
Elementary and Secondary Schools	Sunnyvale	CA		10,265	3,811	42	4,459	10,307	8,270	18,577	(1,039)	1956	06/02/2016
Restaurants – Limited Service	Abingdon	VA	(f)	321	96	106	585	427	681	1,108	(60)	1977	06/02/2016
Restaurants – Limited Service	Spring Hill	TN		455	91	441	450	896	541	1,437	(103)	2016	06/03/2016
Child Day Care Services	Sudbury	MA		2,291	6,093	-	-	2,291	6,093	8,384	(681)	1911	06/07/2016
Child Day Care Services	Walpole	MA		2,430	7,847	-	-	2,430	7,847	10,277	(671)	2008	06/07/2016
Child Day Care Services	Westford	MA		1,179	6,153	-	-	1,179	6,153	7,332	(624)	1996	06/07/2016
Furniture Stores	San Antonio	TX	(f)	1,190	3,501	-	-	1,190	3,501	4,691	(243)	1993	06/16/2016
Automotive Repair and Maintenance	Maplewood	MN		254	224	35	37	289	261	550	(48)	1962	06/17/2016
Automotive Repair and Maintenance	Minneapolis	MN		282	821	17	72	299	893	1,192	(123)	1954	06/17/2016
Child Day Care Services	Douglasville	GA		638	1,563	-	-	638	1,563	2,201	(140)	2008	06/27/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Nashville	TN	(f)	1,974	-	145	2,038	2,119	2,038	4,157	(66)	2017	06/30/2016
Spring and Wire Product Manufacturing	Houston	TX		4,401	5,028	-	-	4,401	5,028	9,429	(479)	1972	06/30/2016
Other Professional, Scientific, and Technical Services	Glendale	WI	(f)	313	710	-	-	313	710	1,023	(96)	1974	06/30/2016
Child Day Care Services	Novi	MI		959	90	1,204	2,711	2,163	2,801	4,964	(263)	2017	07/01/2016
Health Clubs	Katy	TX		1,065	468	1,382	5,151	2,447	5,619	8,066	(330)	2017	07/11/2016
Restaurants – Full Service	Sioux City	IA		369	2,169	-	-	369	2,169	2,538	(200)	1994	07/15/2016
Foundation, Structure, and Building Exterior Contractors	Bangor	ME	(f)	273	614	82	163	355	777	1,132	(120)	1979	07/15/2016
Restaurants – Full Service	Rapid City	SD		887	1,652	-	-	887	1,652	2,539	(179)	1996	07/15/2016
Restaurants – Full Service	Sioux Falls	SD		518	2,550	-	-	518	2,550	3,068	(243)	2001	07/15/2016
Restaurants – Full Service	Spearfish	SD		790	1,447	-	-	790	1,447	2,237	(157)	2000	07/15/2016
Restaurants – Full Service	Watertown	SD		700	2,327	-	-	700	2,327	3,027	(233)	2005	07/15/2016
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Philmont	NY	(f)	887	3,434	-	-	887	3,434	4,321	(461)	1963	07/21/2016
Bowling Centers	Seattle	WA		1,726	1,082	-	338	1,726	1,420	3,146	(152)	1957	07/26/2016
Other Personal Services	Ann Arbor	MI	(f)	719	899	-	-	719	899	1,618	(134)	1986	07/27/2016
Outpatient Care Centers	Newton	AL		102	349	-	-	102	349	451	(32)	1980	07/28/2016
Outpatient Care Centers	Oxford	AL		132	1,140	-	-	132	1,140	1,272	(71)	1950	07/28/2016
Outpatient Care Centers	Waco	TX		68	223	-	-	68	223	291	(28)	1976	07/28/2016
Health Clubs	Florence	KY		286	-	293	2,124	579	2,124	2,703	(115)	2017	07/29/2016
Other Personal Services	Phoenix	AZ		573	1,121	-	-	573	1,121	1,694	(85)	2008	08/02/2016
Other Personal Services	Jacksonville	FL		415	3,236	78	322	493	3,558	4,051	(673)	2004	08/02/2016
Other Personal Services	Newberry	FL		999	1,372	-	-	999	1,372	2,371	(166)	2008	08/02/2016
Other Personal Services	Ormond Beach	FL		404	1,274	-	-	404	1,274	1,678	(113)	2006	08/02/2016
Other Personal Services	Riviera Beach	FL		934	2,037	-	-	934	2,037	2,971	(200)	1987	08/02/2016
Other Personal Services	Sanford	FL		1,165	667	-	-	1,165	667	1,832	(88)	2007	08/02/2016
Other Personal Services	Kenner	LA		650	1,603	-	-	650	1,603	2,253	(158)	1968	08/02/2016
Other Personal Services	Huntersville	NC		1,070	732	-	-	1,070	732	1,802	(144)	2001	08/02/2016
Other Personal Services	Matthews	NC		440	1,162	-	-	440	1,162	1,602	(111)	1992	08/02/2016
Other Personal Services	Houston	TX		1,412	3,100	-	-	1,412	3,100	4,512	(266)	2008	08/02/2016
Other Personal Services	Humble	TX		936	1,746	-	-	936	1,746	2,682	(178)	2009	08/02/2016
Other Personal Services	Irving	TX		383	2,349	-	-	383	2,349	2,732	(165)	2005	08/02/2016
Other Personal Services	Albuquerque	NM	(f)	764	1,010	-	-	764	1,010	1,774	(106)	1996	08/09/2016
Other Personal Services	Los Ranchos de Albuquerque	NM	(f)	1,107	768	-	-	1,107	768	1,875	(111)	1955	08/09/2016
Health Clubs	Little Rock	AR		1,867	1,330	-	83	1,867	1,413	3,280	(125)	2008	08/12/2016
Health Clubs	Chattanooga	TN		962	883	-	81	962	964	1,926	(131)	2007	08/12/2016
Other Professional, Scientific, and Technical Services	Columbus	GA	(f)	192	431	-	-	192	431	623	(58)	1975	08/19/2016
Restaurants – Full Service	Gastonia	NC	(f)	1,408	-	352	1,282	1,760	1,282	3,042	(99)	2017	08/22/2016
Automotive Repair and Maintenance	Channahon	IL		446	630	-	-	446	630	1,076	-	2018	08/25/2016
Car Dealers	Orlando	FL		4,389	4,933	144	473	4,533	5,406	9,939	(610)	1990	08/26/2016
Other Professional, Scientific, and Technical Services	Horn Lake	MS		200	673	-	-	200	673	873	(58)	1997	08/26/2016
Foundation, Structure, and Building Exterior Contractors	Rotterdam	NY	(f)	244	417	-	32	244	449	693	(59)	2002	08/26/2016
Restaurants – Limited Service	Benton	KY		341	574	-	-	341	574	915	(62)	2014	08/30/2016
Restaurants – Limited Service	Jackson	OH		521	394	-	-	521	394	915	(40)	1994	08/30/2016
Restaurants – Limited Service	Nelsonville	OH		382	563	-	-	382	563	945	(69)	1994	08/30/2016
Restaurants – Limited Service	Portsmouth	OH		377	607	-	-	377	607	984	(62)	1998	08/30/2016
Restaurants – Limited Service	Barboursville	WV		389	654	-	-	389	654	1,043	(68)	1994	08/30/2016
Restaurants – Limited Service	Parkersburg	WV		366	698	-	-	366	698	1,064	(71)	2007	08/30/2016
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Dripping Springs	TX		3,346	4,063	-	-	3,346	4,063	7,409	(649)	1981	09/02/2016
Lumber and Other Construction Materials Merchant Wholesalers	Big Lake	MN		752	492	-	-	752	492	1,244	(105)	1999	09/14/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Hastings	MN		798	1,038	-	-	798	1,038	1,836	(169)	1986	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Kasson	MN		367	1,249	-	-	367	1,249	1,616	(179)	1981	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Red Wing	MN		568	526	-	-	568	526	1,094	(104)	2002	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Stillwater	MN		207	45	-	-	207	45	252	(12)	1959	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Amery	WI		230	342	-	-	230	342	572	(51)	1998	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Chippewa Falls	WI		331	1,322	-	-	331	1,322	1,653	(132)	2006	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Hayward	WI		589	594	-	-	589	594	1,183	(97)	1970	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Milltown	WI		372	300	-	-	372	300	672	(59)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Rice Lake	WI		419	463	-	-	419	463	882	(71)	1982	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	River Falls	WI		817	1,146	-	-	817	1,146	1,963	(203)	1978	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Siren	WI		384	568	-	-	384	568	952	(93)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Spooner	WI		177	485	-	-	177	485	662	(64)	1970	09/14/2016
Restaurants – Full Service	McDonough	GA	(f)	1,814	235	761	1,731	2,575	1,966	4,541	(157)	2017	09/16/2016
Restaurants – Limited Service	Carlisle	PA	(f)	668	-	440	530	1,108	530	1,638	(70)	2017	09/20/2016
Restaurants – Full Service	Troy	NY		1,695	4,540	-	-	1,695	4,540	6,235	(324)	1989	09/26/2016
Other Professional, Scientific, and Technical Services	Carmel	IN		400	1,082	-	-	400	1,082	1,482	(94)	1975	09/27/2016
Medical Equipment and Supplies Manufacturing	Warsaw	IN		1,603	2,186	-	-	1,603	2,186	3,789	(309)	1954	09/28/2016
Restaurants – Full Service	Minneapolis	MN		2,614	3,424	-	-	2,614	3,424	6,038	(198)	1956	09/28/2016
Medical Equipment and Supplies Manufacturing	Kenosha	WI		1,456	2,774	-	-	1,456	2,774	4,230	(284)	2001	09/28/2016
Health Clubs	Fresno	CA	(f)	681	1,796	50	251	731	2,047	2,778	(166)	1978	09/30/2016
Child Day Care Services	Aurora	IL		332	1,228	-	-	332	1,228	1,560	(162)	1999	09/30/2016
Child Day Care Services	Naperville	IL		488	1,121	-	-	488	1,121	1,609	(154)	1999	09/30/2016
Child Day Care Services	Oswego	IL		374	1,155	-	-	374	1,155	1,529	(116)	2007	09/30/2016
Other Professional, Scientific, and Technical Services	Winston-Salem	NC	(f)	463	712	-	-	463	712	1,175	(97)	1966	09/30/2016
Metalworking Machinery Manufacturing	Mineral Ridge	OH		392	270	-	-	392	270	662	(36)	2001	09/30/2016
Other Chemical Product and Preparation Manufacturing	Fountain Inn	SC		612	4,113	-	-	612	4,113	4,725	(350)	1995	09/30/2016
Steel Product Manufacturing from Purchased Steel	Bristol	TN		1,698	5,746	-	-	1,698	5,746	7,444	(470)	1965	09/30/2016
Other Chemical Product and Preparation Manufacturing	Cleveland	TN		490	3,861	-	-	490	3,861	4,351	(299)	1977	09/30/2016
Boiler, Tank, and Shipping Container Manufacturing	Andrews	TX		2,098	1,545	-	-	2,098	1,545	3,643	(172)	1998	09/30/2016
Metalworking Machinery Manufacturing	Houston	TX		1,222	171	-	-	1,222	171	1,393	(31)	1965	09/30/2016
Dairy Product Manufacturing	Colby	WI		769	14,530	-	9,363	769	23,893	24,662	(1,171)	1976	09/30/2016
Dairy Product Manufacturing	Unity	WI		272	2,100	-	-	272	2,100	2,372	(189)	1990	09/30/2016
Movie Theaters	Clinton Township	MI	(f)	2,119	4,674	-	3,710	2,119	8,384	10,503	(923)	1989	10/07/2016
Metalworking Machinery Manufacturing	Statesboro	GA		217	309	-	273	217	582	799	(45)	2000	10/14/2016
Metalworking Machinery Manufacturing	Macomb	MI		656	5,967	-	741	656	6,708	7,364	(385)	1999	10/14/2016
Metalworking Machinery Manufacturing	Washington	MO		892	2,758	-	-	892	2,758	3,650	(297)	1994	10/14/2016
Metalworking Machinery Manufacturing	Washington	MO		726	1,490	-	-	726	1,490	2,216	(181)	1999	10/14/2016
Metalworking Machinery Manufacturing	Fort Loramie	OH		490	2,476	-	-	490	2,476	2,966	(183)	1992	10/14/2016
Plastics Product Manufacturing	Perrysville	OH		4,176	10,092	-	-	4,176	10,092	14,268	(1,075)	1995	10/18/2016
Plastics Product Manufacturing	Streetsboro	OH		4,515	14,239	-	-	4,515	14,239	18,754	(1,524)	1993	10/18/2016
Health Clubs	Mission	TX	(f)	618	283	460	1,686	1,078	1,969	3,047	(73)	2018	10/18/2016
Other Professional, Scientific, and Technical Services	Thiensville	WI	(f)	216	584	-	-	216	584	800	(74)	1964	10/21/2016
Offices of Physicians	Little Rock	AR		850	3,564	-	-	850	3,564	4,414	(222)	1989	10/26/2016
Restaurants – Full Service	Brooklyn Park	MN		905	1,216	-	-	905	1,216	2,121	(118)	1988	10/27/2016
Psychiatric and Substance Abuse Hospitals	Columbus	OH		1,517	14,502	-	-	1,517	14,502	16,019	(861)	2007	10/27/2016
Lumber and Other Construction Materials Merchant Wholesalers	Glencoe	MN		205	537	-	-	205	537	742	(72)	1961	10/28/2016
Lumber and Other Construction Materials Merchant Wholesalers	Watertown	MN		500	763	-	-	500	763	1,263	(88)	1997	10/28/2016
Furniture Stores	Prattville	AL		1,416	4,557	-	-	1,416	4,557	5,973	(270)	1996	10/31/2016
Other Personal Services	Thonotosassa	FL	(f)	575	1,708	-	-	575	1,708	2,283	(128)	2009	11/03/2016
Apparel Manufacturing	Conover	NC		251	2,716	-	-	251	2,716	2,967	(206)	1973	11/07/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Apparel Manufacturing	Newton	NC		445	1,765	-	174	445	1,939	2,384	(153)	1982	11/07/2016
Wholesale Automobile Auction	Houston	TX	(f)	6,981	6,294	5,912	126	12,893	6,420	19,313	(1,029)	2015	11/07/2016
Furniture Stores	Rogers	AR		3,546	3,094	-	-	3,546	3,094	6,640	(229)	2005	11/09/2016
Furniture Stores	Terre Haute	IN		1,991	3,168	-	-	1,991	3,168	5,159	(232)	2013	11/09/2016
Furniture Stores	Springfield	MO		2,591	4,105	-	-	2,591	4,105	6,696	(229)	2005	11/09/2016
Furniture Stores	Springfield	MO		715	1,919	-	-	715	1,919	2,634	(142)	2013	11/09/2016
Restaurants – Limited Service	Lexington	KY	(f)	569	232	-	-	569	232	801	(24)	1980	11/14/2016
Restaurants – Limited Service	Lexington	KY	(f)	314	266	-	-	314	266	580	(30)	1980	11/14/2016
Restaurants – Limited Service	Lexington	KY	(f)	338	393	-	-	338	393	731	(42)	1986	11/14/2016
Restaurants – Limited Service	Middletown	KY	(f)	391	380	-	-	391	380	771	(39)	1997	11/14/2016
Restaurants – Limited Service	Nicholasville	KY	(f)	269	241	-	-	269	241	510	(29)	1992	11/14/2016
Restaurants – Limited Service	Pikeville	KY	(f)	321	300	-	-	321	300	621	(36)	1983	11/14/2016
Child Day Care Services	Queen Creek	AZ	(f)	527	1,581	-	-	527	1,581	2,108	(98)	2006	11/17/2016
Other Personal Services	Largo	FL	(f)	273	549	-	-	273	549	822	(52)	1950	11/18/2016
Child Day Care Services	Augusta	GA		148	445	-	-	148	445	593	(44)	1991	11/18/2016
Car Dealers	Indianapolis	IN		1,033	1,437	-	-	1,033	1,437	2,470	(146)	1969	11/18/2016
Car Dealers	Indianapolis	IN		720	700	-	-	720	700	1,420	(99)	1998	11/18/2016
Car Dealers	Mishawaka	IN		775	470	-	-	775	470	1,245	(67)	1999	11/18/2016
Semiconductor and Other Electronic Component Manufacturing	Albuquerque	NM		722	3,127	-	-	722	3,127	3,849	(317)	1999	11/18/2016
Car Dealers	Columbus	OH		385	724	-	-	385	724	1,109	(65)	1982	11/18/2016
Car Dealers	Columbus	OH		1,766	2,007	-	-	1,766	2,007	3,773	(227)	1967	11/18/2016
Restaurants – Full Service	San Antonio	TX		1,390	211	745	1,320	2,135	1,531	3,666	(132)	2017	11/29/2016
Automotive Repair and Maintenance	Chandler	AZ		1,319	2,488	-	-	1,319	2,488	3,807	(160)	2000	11/30/2016
Automotive Repair and Maintenance	Fountain Hills	AZ		355	557	-	-	355	557	912	(43)	2009	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		765	702	-	-	765	702	1,467	(86)	1999	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		852	1,131	-	-	852	1,131	1,983	(79)	2008	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		426	704	-	-	426	704	1,130	(58)	1976	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		664	1,001	-	-	664	1,001	1,665	(83)	1995	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		706	1,208	-	-	706	1,208	1,914	(99)	1983	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		781	2,203	-	-	781	2,203	2,984	(161)	1986	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		858	976	-	-	858	976	1,834	(86)	2004	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		552	787	-	-	552	787	1,339	(63)	1993	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		893	743	-	-	893	743	1,636	(64)	1997	11/30/2016
Automotive Repair and Maintenance	Sun City West	AZ		452	1,134	-	-	452	1,134	1,586	(84)	1990	11/30/2016
Automotive Repair and Maintenance	Tempe	AZ		831	983	-	-	831	983	1,814	(83)	1995	11/30/2016
Automotive Repair and Maintenance	Henderson	NV		458	1,525	-	-	458	1,525	1,983	(119)	2006	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		316	755	-	-	316	755	1,071	(86)	1991	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		933	1,397	-	-	933	1,397	2,330	(119)	2004	11/30/2016
Automotive Repair and Maintenance	North Las Vegas	NV		1,044	1,107	-	-	1,044	1,107	2,151	(96)	2005	11/30/2016
Automotive Repair and Maintenance	Austin	TX		1,108	1,301	-	-	1,108	1,301	2,409	(89)	2009	11/30/2016
Automotive Repair and Maintenance	Georgetown	TX		638	502	-	-	638	502	1,140	(46)	2008	11/30/2016
Automotive Repair and Maintenance	Lakeway	TX		841	1,202	-	-	841	1,202	2,043	(132)	2015	11/30/2016
Health Clubs	Chicago	IL		7,155	4,440	-	-	7,155	4,440	11,595	(350)	1974	12/01/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,312	1,931	-	-	2,312	1,931	4,243	(249)	2005	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,100	1,392	-	-	2,100	1,392	3,492	(219)	2008	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,575	1,508	-	-	1,575	1,508	3,083	(182)	2011	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,314	1,479	-	-	1,314	1,479	2,793	(188)	2008	12/06/2016
Rubber Product Manufacturing	Kaufman	TX		1,119	5,897	-	-	1,119	5,897	7,016	(714)	1973	12/06/2016
Health Clubs	Harlingen	TX		920	391	819	2,293	1,739	2,684	4,423	-	2018	12/08/2016
Child Day Care Services	Frisco	TX		995	1,842	-	-	995	1,842	2,837	(171)	2003	12/09/2016

Descriptions (a)			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Dickson City	PA		968	277	-	733	968	1,010	1,978	(79)	2000	12/12/2016
Paint, Coating, and Adhesive Manufacturing	Norton	OH		748	2,892	-	-	748	2,892	3,640	(233)	1986	12/16/2016
Paint, Coating, and Adhesive Manufacturing	Tomball	TX		1,544	1,272	-	-	1,544	1,272	2,816	(184)	2001	12/16/2016
Other Professional, Scientific, and Technical Services	Phoenix	AZ	(f)	611	1,808	-	-	611	1,808	2,419	(136)	1997	12/22/2016
Consumer Goods Rental	Cortez	CO		569	1,653	-	-	569	1,653	2,222	(118)	2014	12/22/2016
Consumer Goods Rental	Grand Junction	CO		578	831	-	-	578	831	1,409	(66)	2005	12/22/2016
Farm and Ranch Supply Stores	Monticello	MN		8,998	5,920	3,642	10,165	12,640	16,085	28,725	(1,007)	2017	12/22/2016
Consumer Goods Rental	Ontario	OR		434	1,302	-	-	434	1,302	1,736	(69)	2010	12/22/2016
Other Professional, Scientific, and Technical Services	Arlington	TX		447	324	-	-	447	324	771	(39)	1993	12/22/2016
Other Professional, Scientific, and Technical Services	Bedford	TX		166	646	-	-	166	646	812	(52)	1982	12/22/2016
Other Professional, Scientific, and Technical Services	Farmers Branch	TX		118	551	-	-	118	551	669	(40)	1965	12/22/2016
Other Professional, Scientific, and Technical Services	Houston	TX		309	350	-	-	309	350	659	(38)	1977	12/22/2016
Other Professional, Scientific, and Technical Services	Houston	TX		218	148	-	-	218	148	366	(17)	1965	12/22/2016
Other Professional, Scientific, and Technical Services	Humble	TX		254	283	-	-	254	283	537	(51)	1992	12/22/2016
Other Professional, Scientific, and Technical Services	La Porte	TX		159	531	-	-	159	531	690	(61)	2000	12/22/2016
Other Professional, Scientific, and Technical Services	Mansfield	TX		271	430	-	-	271	430	701	(65)	1984	12/22/2016
Other Professional, Scientific, and Technical Services	Spring	TX		361	491	-	-	361	491	852	(58)	1994	12/22/2016
Other Professional, Scientific, and Technical Services	Wylie	TX		226	596	-	-	226	596	822	(68)	1985	12/22/2016
Consumer Goods Rental	Vernal	UT		420	1,306	-	-	420	1,306	1,726	(72)	2007	12/22/2016
Consumer Goods Rental	Riverton	WY		368	1,388	-	-	368	1,388	1,756	(78)	2009	12/22/2016
Cement and Concrete Product Manufacturing	Jacksonville	FL		4,343	3,230	-	-	4,343	3,230	7,573	(660)	2005	12/27/2016
Other Professional, Scientific, and Technical Services	Inver Grove Heights	MN		758	1,047	-	-	758	1,047	1,805	(119)	1963	12/30/2016
Outpatient Care Centers	St. Albans	VT		312	283	4	354	316	637	953	(73)	1997	12/30/2016
Other Professional, Scientific, and Technical Services	Atlanta	GA		376	858	-	-	376	858	1,234	(61)	2005	01/03/2017
Other Professional, Scientific, and Technical Services	Murrayville	GA		406	366	-	-	406	366	772	(37)	1988	01/03/2017
Other Professional, Scientific, and Technical Services	Thomasville	NC	(f)	369	1,259	-	-	369	1,259	1,628	(81)	2014	01/05/2017
Other Personal Services	Thomasville	NC	(f)	174	459	-	-	174	459	633	(31)	1956	01/05/2017
Other General Purpose Machinery Manufacturing	Malvern	AR		832	3,507	17	424	849	3,931	4,780	(322)	1971	01/06/2017
Other General Purpose Machinery Manufacturing	Germantown	WI		1,127	2,265	16	247	1,143	2,512	3,655	(211)	1978	01/06/2017
Health Clubs	Amarillo	TX		903	2,562	-	-	903	2,562	3,465	(282)	1980	01/09/2017
Health Clubs	Chandler	AZ	(f)	1,591	413	25	4,493	1,616	4,906	6,522	(71)	2018	01/11/2017
Farm and Ranch Supply Stores	Peyton	CO		1,714	4,961	-	-	1,714	4,961	6,675	(385)	2000	01/17/2017
Medical and Diagnostic Laboratories	Cohoes	NY		663	2,031	-	-	663	2,031	2,694	(152)	1985	01/23/2017
Medical and Diagnostic Laboratories	Kingston	PA		510	5,348	-	-	510	5,348	5,858	(277)	1959	01/23/2017
Other Professional, Scientific, and Technical Services	Englewood	CO	(f)	204	764	-	-	204	764	968	(73)	1965	01/27/2017
Lumber and Other Construction Materials Merchant Wholesalers	Batesville	AR		430	1,072	-	-	430	1,072	1,502	(109)	1995	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Benton	AR		322	719	-	-	322	719	1,041	(78)	1977	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Cabot	AR		346	1,256	-	-	346	1,256	1,602	(112)	1980	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Conway	AR		560	1,592	-	-	560	1,592	2,152	(159)	1985	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Conway	AR		52	509	-	-	52	509	561	(37)	1993	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Fayetteville	AR		502	1,831	-	-	502	1,831	2,333	(157)	1995	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Jonesboro	AR		483	1,559	-	-	483	1,559	2,042	(136)	1988	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Little Rock	AR		540	772	-	-	540	772	1,312	(73)	1970	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	AR		1,530	2,104	-	-	1,530	2,104	3,634	(173)	1992	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Russellville	AR		685	1,057	-	-	685	1,057	1,742	(105)	1983	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		519	3,716	-	-	519	3,716	4,235	(276)	1988	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		1,003	949	-	-	1,003	949	1,952	(70)	1985	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		487	1,915	-	-	487	1,915	2,402	(145)	1999	01/31/2017
Restaurants – Full Service	Altamonte Springs	FL		382	1,311	-	-	382	1,311	1,693	(90)	1994	01/31/2017
Restaurants – Full Service	Bradenton	FL		1,238	1,153	-	-	1,238	1,153	2,391	(142)	1960	01/31/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Gainesville	FL		1,076	817	-	-	1,076	817	1,893	(113)	1992	01/31/2017
Restaurants – Full Service	Kissimmee	FL		967	926	-	-	967	926	1,893	(93)	2009	01/31/2017
Restaurants – Full Service	Lakeland	FL		843	1,049	-	-	843	1,049	1,892	(84)	1985	01/31/2017
Restaurants – Full Service	Largo	FL		784	1,607	-	-	784	1,607	2,391	(125)	1972	01/31/2017
Restaurants – Full Service	New Port Richey	FL		1,022	871	-	-	1,022	871	1,893	(112)	1973	01/31/2017
Restaurants – Full Service	Orlando	FL		1,159	933	-	-	1,159	933	2,092	(125)	1982	01/31/2017
Restaurants – Full Service	Orlando	FL		1,188	804	-	-	1,188	804	1,992	(104)	1999	01/31/2017
Restaurants – Full Service	Palm Harbor	FL		949	844	-	-	949	844	1,793	(96)	1983	01/31/2017
Restaurants – Full Service	Sanford	FL		1,312	879	-	-	1,312	879	2,191	(114)	1984	01/31/2017
Restaurants – Full Service	Tampa	FL		913	880	-	-	913	880	1,793	(114)	1985	01/31/2017
Restaurants – Full Service	Tampa	FL		949	844	-	-	949	844	1,793	(87)	1984	01/31/2017
Restaurants – Full Service	Wesley Chapel	FL		1,322	1,168	-	-	1,322	1,168	2,490	(112)	2007	01/31/2017
Restaurants – Full Service	Plymouth	MN	(f)	1,837	2,894	-	-	1,837	2,894	4,731	(237)	1973	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Joplin	MO		430	692	-	-	430	692	1,122	(71)	1977	01/31/2017
Other Professional, Scientific, and Technical Services	Huntsville	AL		290	733	-	-	290	733	1,023	(50)	1963	02/01/2017
Motor Vehicle Parts Manufacturing	Tallahassee	FL		1,681	6,860	-	-	1,681	6,860	8,541	(584)	1980	02/03/2017
Motor Vehicle Parts Manufacturing	Defiance	OH		378	1,289	-	-	378	1,289	1,667	(153)	1985	02/03/2017
Motor Vehicle Parts Manufacturing	Defiance	OH		662	2,960	-	-	662	2,960	3,622	(347)	1987	02/03/2017
Motor Vehicle Parts Manufacturing	Toledo	OH		320	2,873	-	-	320	2,873	3,193	(298)	1983	02/03/2017
Health Clubs	Westborough	MA		2,013	5,511	-	-	2,013	5,511	7,524	(418)	1973	02/15/2017
Consumer Goods Rental	Winnemucca	NV		364	749	-	3	364	752	1,116	(74)	1996	02/16/2017
Consumer Goods Rental	Cheyenne	WY		325	981	-	3	325	984	1,309	(55)	2006	02/16/2017
Architectural and Structural Metals Manufacturing	Holland	MI		1,596	6,620	-	-	1,596	6,620	8,216	(510)	1969	02/17/2017
Chemical and Allied Products Merchant Wholesalers	Tallapoosa	GA	(f)	657	2,938	-	-	657	2,938	3,595	(226)	1964	02/23/2017
Chemical and Allied Products Merchant Wholesalers	Barberton	OH	(f)	819	3,148	-	-	819	3,148	3,967	(263)	1920	02/23/2017
Chemical and Allied Products Merchant Wholesalers	Huntingdon	TN	(f)	645	1,641	-	-	645	1,641	2,286	(168)	1989	02/23/2017
Other Professional, Scientific, and Technical Services	Melbourne	FL		314	1,720	-	-	314	1,720	2,034	(89)	2005	02/27/2017
Furniture Stores	Schaumburg	IL		6,062	6,226	-	-	6,062	6,226	12,288	(445)	1996	03/01/2017
Furniture Stores	Woodridge	IL		3,558	6,288	-	-	3,558	6,288	9,846	(397)	2014	03/01/2017
Furniture Stores	Bay City	MI		755	6,218	-	-	755	6,218	6,973	(348)	1995	03/01/2017
Furniture Stores	Burton	MI		1,564	7,900	-	-	1,564	7,900	9,464	(450)	1987	03/01/2017
Furniture Stores	Howell	MI		1,569	6,493	-	-	1,569	6,493	8,062	(371)	1997	03/01/2017
Furniture Stores	Livonia	MI		1,414	7,442	-	-	1,414	7,442	8,856	(388)	1982	03/01/2017
Furniture Stores	Petoskey	MI		1,961	5,983	-	-	1,961	5,983	7,944	(331)	2008	03/01/2017
Furniture Stores	Port Huron	MI		1,514	8,215	-	-	1,514	8,215	9,729	(481)	2001	03/01/2017
Furniture Stores	Portage	MI		1,601	7,657	-	-	1,601	7,657	9,258	(370)	1983	03/01/2017
Furniture Stores	Royal Oak	MI		613	8,390	-	-	613	8,390	9,003	(519)	1998	03/01/2017
Furniture Stores	Saginaw	MI		1,413	9,807	-	-	1,413	9,807	11,220	(659)	1984	03/01/2017
Furniture Stores	Shelby Township	MI		1,666	11,241	-	-	1,666	11,241	12,907	(574)	1992	03/01/2017
Furniture Stores	Taylor	MI		2,065	12,793	-	-	2,065	12,793	14,858	(666)	1977	03/01/2017
Furniture Stores	Warren	MI		599	6,933	-	-	599	6,933	7,532	(348)	1962	03/01/2017
Furniture Stores	Waterford	MI		1,129	8,364	-	-	1,129	8,364	9,493	(435)	1972	03/01/2017
Other Personal Services	Lutz	FL	(f)	243	443	-	-	243	443	686	(36)	2008	03/02/2017
Psychiatric and Substance Abuse Hospitals	Albuquerque	NM		1,283	1,609	81	5,227	1,364	6,836	8,200	(334)	1980	03/02/2017
Offices of Dentists	Chicago	IL		164	489	-	480	164	969	1,133	(45)	1964	03/03/2017
Offices of Physicians	Flagstaff	AZ	(f)	1,062	2,579	-	-	1,062	2,579	3,641	(160)	2012	03/08/2017
Offices of Physicians	Globe	AZ	(f)	212	416	-	-	212	416	628	(39)	2003	03/08/2017
Offices of Physicians	Lake Havasu City	AZ	(f)	840	2,552	-	-	840	2,552	3,392	(177)	1979	03/08/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Offices of Physicians	Mesa	AZ	(f)	1,073	3,496	-	-	1,073	3,496	4,569	(160)	2008	03/08/2017
Offices of Physicians	Phoenix	AZ	(f)	174	6,374	-	-	174	6,374	6,548	(313)	1977	03/08/2017
Offices of Physicians	Safford	AZ	(f)	343	814	-	-	343	814	1,157	(59)	1987	03/08/2017
Offices of Physicians	Show Low	AZ	(f)	413	2,131	-	-	413	2,131	2,544	(114)	2014	03/08/2017
Automotive Repair and Maintenance	Bloomington	MN		952	427	-	-	952	427	1,379	(34)	2003	03/13/2017
Aerospace Product and Parts Manufacturing	Orange City	IA	(f)	1,219	3,750	-	-	1,219	3,750	4,969	(236)	2004	03/15/2017
Child Day Care Services	Eden Prairie	MN		1,065	1,073	5	153	1,070	1,226	2,296	(99)	1996	03/15/2017
Aerospace Product and Parts Manufacturing	Auburn	WA	(f)	495	949	-	-	495	949	1,444	(71)	1991	03/15/2017
Aerospace Product and Parts Manufacturing	Auburn	WA	(f)	1,059	719	-	-	1,059	719	1,778	(58)	1985	03/15/2017
Aerospace Product and Parts Manufacturing	Auburn	WA	(f)	658	1,313	-	-	658	1,313	1,971	(100)	1988	03/15/2017
Chemical and Allied Products Merchant Wholesalers	Whitewater	WI	(f)	495	2,230	-	-	495	2,230	2,725	(160)	1994	03/16/2017
Outpatient Care Centers	Jacksonville	FL	(f)	796	2,212	-	-	796	2,212	3,008	(124)	1998	03/24/2017
Restaurants – Limited Service	Montgomery	AL		814	1,100	-	-	814	1,100	1,914	(78)	2016	03/29/2017
Restaurants – Limited Service	Prattville	AL		798	1,196	-	-	798	1,196	1,994	(84)	2016	03/29/2017
Wholesale Automobile Auction	Parma	MI	(f)	1,256	716	-	-	1,256	716	1,972	(174)	1972	03/31/2017
Wholesale Automobile Auction	Wayland	MI	(f)	6,867	8,177	-	-	6,867	8,177	15,044	(1,111)	1998	03/31/2017
Bowling Centers	Yakima	WA		1,104	1,612	-	-	1,104	1,612	2,716	(158)	1966	03/31/2017
Health Clubs	St Paul	MN	(f)	560	1,468	-	-	560	1,468	2,028	(91)	1988	04/07/2017
Converted Paper Product Manufacturing	El Dorado	AR		916	7,440	-	-	916	7,440	8,356	(689)	1963	04/12/2017
Converted Paper Product Manufacturing	Rosemount	MN		2,768	5,352	-	-	2,768	5,352	8,120	(550)	1962	04/12/2017
Converted Paper Product Manufacturing	Omaha	NE		2,028	3,546	-	-	2,028	3,546	5,574	(374)	1992	04/12/2017
Child Day Care Services	Birmingham	AL	(f)	873	3,150	-	-	873	3,150	4,023	(159)	1995	04/19/2017
Child Day Care Services	Hoover	AL	(f)	972	2,568	-	-	972	2,568	3,540	(137)	2001	04/19/2017
Restaurants – Limited Service	Princeton	WV		915	424	-	-	915	424	1,339	(74)	2009	04/21/2017
Restaurants – Limited Service	Saint Albans	WV		512	457	-	-	512	457	969	(49)	2009	04/21/2017
Other Miscellaneous Manufacturing	Elk Grove Village	IL		703	3,541	-	-	703	3,541	4,244	(206)	1967	04/26/2017
Furniture Stores	San Antonio	TX	(f)	1,586	23	531	1,680	2,117	1,703	3,820	(75)	2017	04/26/2017
Child Day Care Services	Mesa	AZ	(f)	272	900	-	-	272	900	1,172	(45)	1991	04/28/2017
Offices of Physicians	Galesburg	IL	(f)	404	860	-	-	404	860	1,264	(65)	2003	04/28/2017
Offices of Physicians	Morton	IL	(f)	899	2,822	-	-	899	2,822	3,721	(154)	2012	04/28/2017
Offices of Physicians	Normal	IL	(f)	585	1,191	-	-	585	1,191	1,776	(73)	2002	04/28/2017
Offices of Physicians	Peoria	IL	(f)	2,874	9,702	-	-	2,874	9,702	12,576	(502)	1991	04/28/2017
Lessors of Real Estate	Hampstead	NH		802	1,370	-	-	802	1,370	2,172	(145)	1991	04/28/2017
Movie Theaters	Richmond	TX		2,658	-	-	6,657	2,658	6,657	9,315	-		05/25/2017
Other Electrical Equipment and Component Manufacturing	Colorado Springs	CO		3,091	9,898	1,833	21,260	4,924	31,158	36,082	(528)	2005	05/31/2017
Freight Transportation Arrangement	North Charleston	SC		1,818	13,195	-	-	1,818	13,195	15,013	(564)	2014	05/31/2017
Elementary and Secondary Schools	Fremont	CA		8,419	691	5,306	20,171	13,725	20,862	34,587	(257)	2018	06/12/2017
Other Professional, Scientific, and Technical Services	South Deerfield	MA		1,135	900	-	-	1,135	900	2,035	(87)	2006	06/12/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tampa	FL		607	1,334	-	2	607	1,336	1,943	(117)	1966	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Arlington	TX		778	1,622	-	-	778	1,622	2,400	(147)	1964	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Conroe	TX		860	1,134	-	-	860	1,134	1,994	(76)	2003	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Houston	TX		2,271	2,673	-	-	2,271	2,673	4,944	(185)	2000	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Longview	TX		877	2,433	-	-	877	2,433	3,310	(132)	2012	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	San Antonio	TX		584	2,943	-	-	584	2,943	3,527	(231)	1970	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tyler	TX		1,111	1,289	-	-	1,111	1,289	2,400	(105)	2007	06/27/2017
Restaurants – Full Service	Highwood	IL		273	946	-	423	273	1,369	1,642	(67)	2005	06/29/2017
Restaurants – Full Service	Wauconda	IL		387	513	-	-	387	513	900	(44)	1985	06/29/2017
Restaurants – Full Service	Fort Walton Beach	FL		934	1,992	-	-	934	1,992	2,926	(91)	1988	06/30/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Pensacola	FL		587	2,575	-	-	587	2,575	3,162	(118)	1991	06/30/2017
Restaurants – Full Service	Pensacola	FL		640	2,325	-	-	640	2,325	2,965	(113)	1985	06/30/2017
Restaurants – Full Service	Pensacola	FL		558	2,663	-	-	558	2,663	3,221	(122)	2004	06/30/2017
Restaurants – Full Service	Corbin	KY		642	1,419	-	-	642	1,419	2,061	(88)	1996	06/30/2017
Restaurants – Full Service	Nicholasville	KY		656	1,848	-	-	656	1,848	2,504	(97)	2005	06/30/2017
Restaurants – Full Service	Somerset	KY		1,068	2,192	-	-	1,068	2,192	3,260	(147)	1987	06/30/2017
Other Personal Services	Carrollton	TX	(f)	1,166	630	-	-	1,166	630	1,796	(54)	1999	06/30/2017
Other Personal Services	Grand Prairie	TX	(f)	666	849	-	-	666	849	1,515	(89)	1986	06/30/2017
Other Professional, Scientific, and Technical Services	Tacoma	WA		176	353	-	-	176	353	529	(29)	1923	06/30/2017
Other Professional, Scientific, and Technical Services	Aiken	SC		245	783	-	-	245	783	1,028	(45)	2008	07/10/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,126	1,217	-	-	1,126	1,217	2,343	(95)	2007	07/11/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,053	1,309	-	-	1,053	1,309	2,362	(101)	2007	07/11/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,341	1,494	-	-	1,341	1,494	2,835	(120)	2014	07/11/2017
Offices of Physicians	Memphis	TN		623	3,102	-	-	623	3,102	3,725	(163)	1998	07/11/2017
Lessors of Real Estate	Mesa	AZ		619	877	-	-	619	877	1,496	(88)	1976	07/12/2017
Other Personal Services	Erie	CO	(f)	425	294	-	-	425	294	719	(38)	2005	07/19/2017
Offices of Physicians	Phoenix	AZ		882	988	-	1,719	882	2,707	3,589	(129)	1986	07/20/2017
Automotive Repair and Maintenance	Katy	TX		1,463	2,516	-	-	1,463	2,516	3,979	(162)	2016	07/21/2017
Aerospace Product and Parts Manufacturing	Wichita	KS		1,228	4,889	-	2	1,228	4,891	6,119	(270)	1971	07/31/2017
Motor Vehicle Parts Manufacturing	Mentor	OH		723	5,926	-	8	723	5,934	6,657	(322)	1970	07/31/2017
Motor Vehicle Parts Manufacturing	Tiffin	OH		2,308	7,702	-	-	2,308	7,702	10,010	(551)	2003	08/04/2017
Plastics Product Manufacturing	Northfield	NH		666	3,724	-	-	666	3,724	4,390	(225)	2001	08/08/2017
Other Professional, Scientific, and Technical Services	Laurel	MD		4,377	1,235	-	-	4,377	1,235	5,612	(91)	2007	08/11/2017
Other Personal Services	Arlington	TX		343	-	614	2,344	957	2,344	3,301	(41)	2018	08/18/2017
Other Professional, Scientific, and Technical Services	Apple Valley	MN		536	346	-	-	536	346	882	(30)	2001	08/22/2017
Health Clubs	Elmwood Park	IL	(f)	923	2,055	116	2,789	1,039	4,844	5,883	(157)	2006	08/23/2017
Scientific Research and Development Services	Prescott	WI		660	5,256	-	-	660	5,256	5,916	(199)	1987	08/30/2017
Lumber and Other Construction Materials Merchant Wholesalers	Evansville	IN		179	888	-	-	179	888	1,067	(46)	1976	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Lexington	KY		909	2,085	-	-	909	2,085	2,994	(96)	1977	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Louisville	KY		763	2,266	-	-	763	2,266	3,029	(117)	1991	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Shelbyville	KY		1,139	1,786	-	-	1,139	1,786	2,925	(105)	2002	08/31/2017
Health Clubs	Seattle	WA		8,741	375	-	-	8,741	375	9,116	(19)	1952	08/31/2017
Other Professional, Scientific, and Technical Services	Montgomery	AL		283	1,053	-	-	283	1,053	1,336	(52)	1981	09/05/2017
Other Professional, Scientific, and Technical Services	Pike Road	AL		396	1,675	-	-	396	1,675	2,071	(62)	2011	09/05/2017
Consumer Goods Rental	Fort Smith	AR	(f)	161	573	-	-	161	573	734	(33)	1967	09/15/2017
Automotive Repair and Maintenance	Cedar Park	TX		1,116	987	-	-	1,116	987	2,103	(56)	2010	09/15/2017
Consumer Goods Rental	Kilgore	TX	(f)	283	883	-	-	283	883	1,166	(42)	2009	09/15/2017
Health Clubs	Phoenix	AZ	(f)	1,360	-	1,551	4,144	2,911	4,144	7,055	(71)	2018	09/20/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Corpus Christi	TX		1,653	1,630	-	-	1,653	1,630	3,283	(128)	2017	09/20/2017
Family Entertainment Centers	Miami Gardens	FL		11,520	10,216	1,712	1,384	13,232	11,600	24,832	(526)	2017	09/21/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Augusta	GA		2,046	7,109	-	-	2,046	7,109	9,155	(240)	2014	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Post Falls	ID		4,904	20,768	-	-	4,904	20,768	25,672	(924)	2007	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Noblesville	IN		5,019	13,339	-	-	5,019	13,339	18,358	(494)	2015	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Woodbury	MN		7,593	18,786	-	-	7,593	18,786	26,379	(605)	2014	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Billings	MT		2,753	14,468	-	-	2,753	14,468	17,221	(557)	2009	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Columbus	OH		6,594	16,754	-	-	6,594	16,754	23,348	(550)	2013	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	West Chester	OH		9,013	12,293	-	-	9,013	12,293	21,306	(432)	2015	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Rapid City	SD		2,996	14,193	-	-	2,996	14,193	17,189	(548)	2008	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	League City	TX		6,032	10,109	-	-	6,032	10,109	16,141	(422)	2016	09/25/2017
Automotive Repair and Maintenance	Springfield	MO	(f)	884	1,566	-	-	884	1,566	2,450	(71)	2007	09/26/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Springfield	MO	(f)	702	1,365	-	-	702	1,365	2,067	(61)	2007	09/26/2017
Outpatient Care Centers	Breaux Bridge	LA		400	458	-	-	400	458	858	(26)	2014	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		1,035	1,238	-	-	1,035	1,238	2,273	(56)	2003	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		1,273	1,862	-	-	1,273	1,862	3,135	(98)	2007	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		914	1,169	-	-	914	1,169	2,083	(64)	1988	09/28/2017
Medical and Diagnostic Laboratories	Enterprise	AL	(f)	196	1,538	-	-	196	1,538	1,734	(60)	2005	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Manchester	CT		745	266	-	-	745	266	1,011	(53)	1953	09/29/2017
Medical and Diagnostic Laboratories	Marianna	FL	(f)	300	1,474	-	-	300	1,474	1,774	(63)	2009	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Dyersville	IA		1,950	875	-	-	1,950	875	2,825	(125)	1984	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Story City	IA		710	479	-	-	710	479	1,189	(57)	1994	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Hampshire	IL		852	297	-	-	852	297	1,149	(67)	1991	09/29/2017
Scientific Research and Development Services	Agawam	MA		980	4,328	-	-	980	4,328	5,308	(192)	1992	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Mancelona	MI		572	439	-	-	572	439	1,011	(51)	1999	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	St. Louis	MI		1,756	1,940	-	-	1,756	1,940	3,696	(205)	1988	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Chanhassen	MN		4,844	1,964	-	-	4,844	1,964	6,808	(242)	1980	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Montrose	MN		1,651	925	-	-	1,651	925	2,576	(100)	2000	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Pipestone	MN		623	665	-	-	623	665	1,288	(52)	1985	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	MN		2,683	1,093	-	-	2,683	1,093	3,776	(71)	1966	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Hendersonville	NC		1,459	355	-	-	1,459	355	1,814	(70)	1985	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Anderson	SC		794	494	-	-	794	494	1,288	(59)	1997	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Greenville	SC		475	526	-	-	475	526	1,001	(36)	1994	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Greenville	SC		2,204	928	-	-	2,204	928	3,132	(158)	1972	09/29/2017
Health Clubs	Bryan	TX		1,920	5,707	-	1,379	1,920	7,086	9,006	(257)	1984	09/29/2017
Health Clubs	College Station	TX		53	6,612	-	-	53	6,612	6,665	(211)	2013	09/29/2017
Health Clubs	McAllen	TX	(f)	1,351	3,880	-	-	1,351	3,880	5,231	(142)	2015	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Chetek	WI		1,292	1,354	-	-	1,292	1,354	2,646	(117)	1921	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Eau Claire	WI		1,531	1,253	-	-	1,531	1,253	2,784	(112)	1927	09/29/2017
Other Personal Services	Plano	TX		1,088	1,171	-	-	1,088	1,171	2,259	(53)	2007	10/02/2017
Other Personal Services	Lewisville	TX	(f)	220	592	-	-	220	592	812	(28)	1988	10/04/2017
Other Personal Services	Egg Harbor City	NJ	(f)	431	1,084	-	-	431	1,084	1,515	(47)	1930	10/05/2017
Family Entertainment Centers	Katy	TX		1,564	2,651	-	738	1,564	3,389	4,953	(132)	2015	10/17/2017
Other Professional, Scientific, and Technical Services	Arlington	TN	(f)	512	651	-	-	512	651	1,163	(34)	2007	10/18/2017
Restaurants – Limited Service	Jasper	AL		700	1,270	-	-	700	1,270	1,970	(65)	2017	10/26/2017
Consumer Goods Rental	Fort Smith	AR	(f)	216	804	-	-	216	804	1,020	(36)	1955	10/27/2017
Aerospace Product and Parts Manufacturing	Harbor Springs	MI		402	3,756	976	6,266	1,378	10,022	11,400	(151)	1989	10/27/2017
Automotive Repair and Maintenance	Farmington	MO		828	63	218	1,618	1,046	1,681	2,727	(33)	2018	10/30/2017
Health Clubs	Caldwell	ID	(f)	485	4,359	-	-	485	4,359	4,844	(141)	2007	11/03/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Hartselle	AL		3,778	5,701	-	-	3,778	5,701	9,479	(438)	1978	11/08/2017
Health Clubs	Rexburg	ID		435	2,481	-	-	435	2,481	2,916	(114)	2004	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Albion	IN		412	1,400	-	-	412	1,400	1,812	(92)	1992	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Albion	IN		368	1,689	-	-	368	1,689	2,057	(109)	1993	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Avila	IN		636	1,894	-	-	636	1,894	2,530	(133)	1984	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Southfield	MI		1,222	6,010	-	-	1,222	6,010	7,232	(396)	1968	11/08/2017
Automotive Repair and Maintenance	Fenton	MO		863	754	134	725	997	1,479	2,476	(60)	1997	11/08/2017
Other Personal Services	Fairview	TN	(f)	615	2,098	-	-	615	2,098	2,713	(93)	2008	11/09/2017
Outpatient Care Centers	Tuscaloosa	AL		165	381	-	-	165	381	546	(19)	2001	11/17/2017
Health Clubs	Nampa	ID	(f)	1,201	3,688	-	-	1,201	3,688	4,889	(127)	2009	11/17/2017
Consumer Goods Rental	Meridian	MS	(f)	294	620	-	-	294	620	914	(28)	1965	11/17/2017
Forging and Stamping	Lebanon	MO		2,107	11,542	-	-	2,107	11,542	13,649	(476)	1958	11/21/2017
Forging and Stamping	Decatur	TX		3,440	4,239	-	-	3,440	4,239	7,679	(333)	1984	11/21/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Forging and Stamping	Dublin	VA		4,382	5,273	-	-	4,382	5,273	9,655	(411)	1975	11/21/2017
Forging and Stamping	Chehalis	WA		961	5,335	-	-	961	5,335	6,296	(317)	1996	11/21/2017
Farm and Ranch Supply Stores	Village of Deforest	WI		4,923	-	7,524	19,538	12,447	19,538	31,985	(192)	2018	11/21/2017
Furniture Stores	Harrisburg	PA		2,348	2,847	-	-	2,348	2,847	5,195	(142)	1974	11/22/2017
Furniture Stores	McMurray	PA		1,882	14,535	-	-	1,882	14,535	16,417	(356)	2001	11/22/2017
Furniture Stores	Pittsburgh	PA		2,299	12,825	-	-	2,299	12,825	15,124	(334)	1999	11/22/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Austin	TX		1,241	977	-	-	1,241	977	2,218	(86)	2017	11/22/2017
Furniture Stores	Leesburg	VA		3,101	3,438	-	-	3,101	3,438	6,539	(175)	2012	11/22/2017
Restaurants – Limited Service	Overland	MO	(f)	650	-	429	670	1,079	670	1,749	-	2018	11/29/2017
Dairy Product Manufacturing	New Berlin	WI		497	2,612	-	-	497	2,612	3,109	(108)	1979	11/29/2017
Restaurants – Full Service	Saint Marys	OH		324	340	-	-	324	340	664	(28)	1978	11/30/2017
Child Day Care Services	Villa Rica	GA		261	764	7	23	268	787	1,055	(33)	2006	11/30/2017
Restaurants – Limited Service	Paducah	KY		309	636	-	-	309	636	945	(33)	2013	11/30/2017
Restaurants – Limited Service	Sikeston	MO		742	929	-	-	742	929	1,671	(65)	1990	11/30/2017
Restaurants – Limited Service	Sikeston	MO		550	237	-	-	550	237	787	(34)	2001	11/30/2017
Restaurants – Limited Service	Hamilton	OH		502	344	-	-	502	344	846	(29)	2006	11/30/2017
Restaurants – Limited Service	Hamilton	OH		485	361	-	-	485	361	846	(30)	2007	11/30/2017
Restaurants – Limited Service	Maineville	OH		948	246	-	-	948	246	1,194	(27)	1993	11/30/2017
Restaurants – Limited Service	Bristol	VA		349	606	-	-	349	606	955	(25)	2017	11/30/2017
Other Professional, Scientific, and Technical Services	Orlando	FL		381	752	-	-	381	752	1,133	(38)	2005	12/04/2017
Health Clubs	Chandler	AZ		1,696	501	1,288	3,784	2,984	4,285	7,269	-	2018	12/05/2017
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Bay Minette	AL		9,634	27,475	-	-	9,634	27,475	37,109	(1,646)	2000	12/06/2017
Health Clubs	Weslaco	TX	(f)	254	708	-	-	254	708	962	(22)	2005	12/06/2017
Furniture Stores	Columbus	OH		-	-	-	9,762	-	9,762	9,762	-		12/14/2017
Individual and Family Services	Greer	SC		126	342	30	267	156	609	765	(31)	1994	12/14/2017
Individual and Family Services	Spartanburg	SC		241	419	-	-	241	419	660	(27)	1999	12/14/2017
Automotive Repair and Maintenance	San Antonio	TX		636	2,410	-	-	636	2,410	3,046	(84)	2013	12/14/2017
Automotive Repair and Maintenance	San Antonio	TX		678	2,719	-	-	678	2,719	3,397	(88)	2016	12/14/2017
Other Wood Product Manufacturing	Chandler	AZ		7,883	4,645	-	-	7,883	4,645	12,528	(304)	1999	12/15/2017
Other Wood Product Manufacturing	Roseville	CA		5,534	2,992	-	-	5,534	2,992	8,526	(195)	1996	12/15/2017
Automotive Repair and Maintenance	Lebanon	MO		776	51	295	1,584	1,071	1,635	2,706	(26)	2018	12/15/2017
Automotive Repair and Maintenance	Sedalia	MO		297	87	280	1,521	577	1,608	2,185	(25)	2018	12/15/2017
Other Professional, Scientific, and Technical Services	Oregon City	OR		217	178	-	-	217	178	395	(12)	1971	12/15/2017
Restaurants – Full Service	Wytheville	VA	(f)	564	545	-	-	564	545	1,109	(45)	1980	12/15/2017
Farm and Ranch Supply Stores	Delavan	WI		4,022	55	9,180	17,512	13,202	17,567	30,769	(200)	2018	12/15/2017
Automotive Repair and Maintenance	Cookeville	TN	(f)	392	2,320	-	-	392	2,320	2,712	(82)	2008	12/19/2017
Automotive Repair and Maintenance	Cookeville	TN	(f)	446	1,976	-	-	446	1,976	2,422	(75)	2012	12/19/2017
Restaurants – Full Service	Enterprise	AL		352	1,498	-	-	352	1,498	1,850	(53)	1997	12/21/2017
Restaurants – Full Service	Gadsden	AL		683	1,082	-	-	683	1,082	1,765	(51)	2002	12/21/2017
Restaurants – Full Service	Mobile	AL		842	949	-	-	842	949	1,791	(44)	1998	12/21/2017
Restaurants – Full Service	Denver	CO		1,318	1,079	-	-	1,318	1,079	2,397	(43)	2006	12/21/2017
Restaurants – Full Service	Bristol	CT		877	904	-	-	877	904	1,781	(56)	2003	12/21/2017
Restaurants – Full Service	Lake City	FL		626	523	-	-	626	523	1,149	(28)	2004	12/21/2017
Restaurants – Full Service	Marianna	FL		363	545	-	-	363	545	908	(30)	2000	12/21/2017
Restaurants – Full Service	Pensacola	FL		731	867	-	-	731	867	1,598	(40)	2003	12/21/2017
Restaurants – Full Service	PENSACOLA	FL		540	521	-	-	540	521	1,061	(27)	2001	12/21/2017
Restaurants – Full Service	Sebastian	FL		730	597	-	-	730	597	1,327	(32)	2001	12/21/2017
Restaurants – Full Service	Albany	GA		720	373	-	-	720	373	1,093	(24)	1994	12/21/2017
Restaurants – Full Service	Carrollton	GA		713	610	-	-	713	610	1,323	(36)	2006	12/21/2017
Restaurants – Full Service	College Park	GA		1,189	1,941	-	-	1,189	1,941	3,130	(85)	1992	12/21/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Dallas	GA		505	650	-	-	505	650	1,155	(35)	2006	12/21/2017
Restaurants – Full Service	Dublin	GA		526	997	-	-	526	997	1,523	(36)	2002	12/21/2017
Consumer Goods Rental	Donaldsonville	LA	(f)	408	607	-	-	408	607	1,015	(31)	2009	12/21/2017
Restaurants – Full Service	Frederick	MD		1,190	610	-	-	1,190	610	1,800	(41)	2004	12/21/2017
Restaurants – Full Service	Cadillac	MI		663	1,050	-	-	663	1,050	1,713	(54)	2001	12/21/2017
Restaurants – Full Service	Corinth	MS		628	870	-	-	628	870	1,498	(33)	2003	12/21/2017
Restaurants – Full Service	Pearl	MS		1,005	657	-	-	1,005	657	1,662	(36)	2004	12/21/2017
Restaurants – Full Service	Eden	NC		834	838	-	-	834	838	1,672	(43)	2004	12/21/2017
Restaurants – Full Service	Greenville	NC		948	684	-	-	948	684	1,632	(32)	2000	12/21/2017
Restaurants – Full Service	Hickory	NC		571	511	-	-	571	511	1,082	(29)	1999	12/21/2017
Restaurants – Full Service	Lumberton	NC		1,084	587	-	-	1,084	587	1,671	(36)	1998	12/21/2017
Restaurants – Full Service	Mt. Airy	NC		613	482	-	-	613	482	1,095	(25)	2004	12/21/2017
Restaurants – Full Service	Roanoke Rapids	NC		852	1,015	-	-	852	1,015	1,867	(41)	2002	12/21/2017
Restaurants – Full Service	Spring Lake	NC		396	306	-	-	396	306	702	(17)	2006	12/21/2017
Restaurants – Full Service	Wilkesboro	NC		529	471	-	-	529	471	1,000	(27)	2003	12/21/2017
Restaurants – Full Service	Cambridge	OH		843	538	-	-	843	538	1,381	(35)	2002	12/21/2017
Restaurants – Full Service	Dayton	OH		573	851	-	-	573	851	1,424	(43)	2005	12/21/2017
Restaurants – Full Service	Mt. Vernon	OH		393	506	-	-	393	506	899	(30)	2002	12/21/2017
Restaurants – Full Service	Streetsboro	OH		732	598	-	-	732	598	1,330	(29)	2001	12/21/2017
Car Dealers	Oklahoma City	OK	(f)	651	1,021	-	-	651	1,021	1,672	(55)	1946	12/21/2017
Restaurants – Full Service	Mill Hall	PA		578	228	-	-	578	228	806	(14)	2002	12/21/2017
Restaurants – Full Service	Moosic	PA		627	1,084	-	-	627	1,084	1,711	(42)	2003	12/21/2017
Restaurants – Full Service	NEW FREEDOM	PA		1,006	733	-	-	1,006	733	1,739	(42)	2004	12/21/2017
Restaurants – Full Service	Philadelphia	PA		2,055	1,248	-	-	2,055	1,248	3,303	(58)	2002	12/21/2017
Restaurants – Full Service	Lexington	SC		651	570	-	-	651	570	1,221	(23)	2007	12/21/2017
Restaurants – Full Service	Simpsonville	SC		1,100	563	-	-	1,100	563	1,663	(33)	2004	12/21/2017
Restaurants – Full Service	Alcoa	TN		761	261	-	-	761	261	1,022	(20)	2007	12/21/2017
Restaurants – Full Service	DANDRIDGE	TN		899	891	-	-	899	891	1,790	(44)	2005	12/21/2017
Restaurants – Full Service	Knoxville	TN		847	824	-	-	847	824	1,671	(33)	2004	12/21/2017
Car Dealers	Houston	TX	(f)	3,463	5,678	-	-	3,463	5,678	9,141	(257)	1977	12/21/2017
Restaurants – Full Service	Charles Town	WV		864	197	-	-	864	197	1,061	(16)	2002	12/21/2017
Restaurants – Full Service	Martinsburg	WV		552	480	-	-	552	480	1,032	(27)	1998	12/21/2017
Car Dealers	Jacksonville	FL		1,915	3,132	-	-	1,915	3,132	5,047	(110)	2017	12/26/2017
Health Clubs	Niles	IL	(f)	1,259	2,152	-	-	1,259	2,152	3,411	(94)	1993	12/27/2017
Child Day Care Services	Bulverde	TX		895	-	571	1,702	1,466	1,702	3,168	(31)	2018	12/27/2017
Other Professional, Scientific, and Technical Services	Salem	OR		154	312	-	-	154	312	466	(18)	1980	12/29/2017
Other Professional, Scientific, and Technical Services	Memphis	TN		166	280	-	-	166	280	446	(17)	1968	12/29/2017
Other Professional, Scientific, and Technical Services	Ocala	FL		507	464	-	-	507	464	971	(31)	1964	01/02/2018
Automotive Repair and Maintenance	Arlington	TX	(f)	1,979	3,396	-	-	1,979	3,396	5,375	(124)	2010	01/09/2018
Automotive Repair and Maintenance	Burleson	TX	(f)	1,483	2,726	-	-	1,483	2,726	4,209	(104)	2008	01/09/2018
Automotive Repair and Maintenance	Hurst	TX	(f)	524	2,431	-	-	524	2,431	2,955	(92)	2010	01/09/2018
Automotive Repair and Maintenance	Mansfield	TX	(f)	774	2,065	-	-	774	2,065	2,839	(98)	2012	01/09/2018
Automotive Repair and Maintenance	Saginaw	TX		1,928	3,624	-	-	1,928	3,624	5,552	(132)	2014	01/09/2018
Automotive Repair and Maintenance	The Colony	TX		973	2,618	-	-	973	2,618	3,591	(81)	2010	01/09/2018
Automotive Repair and Maintenance	Westworth Village	TX	(f)	2,011	2,261	-	-	2,011	2,261	4,272	(89)	2013	01/09/2018
Automotive Repair and Maintenance	Miramar	FL		983	1,482	-	-	983	1,482	2,465	(53)	2011	01/11/2018
Health Clubs	Plymouth	MN	(f)	1,198	597	-	2,158	1,198	2,755	3,953	(57)	1998	01/11/2018
Chemical and Allied Products Merchant Wholesalers	Oldsmar	FL		278	743	-	-	278	743	1,021	(22)	1989	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Oldsmar	FL		119	1,415	-	-	119	1,415	1,534	(34)	1990	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Hyannis	MA		214	170	-	-	214	170	384	(10)	1963	01/19/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Chemical and Allied Products Merchant Wholesalers	Hagerstown	MD		263	94	-	-	263	94	357	(11)	1989	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Carlisle	PA		354	336	-	-	354	336	690	(23)	1971	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Lancaster	PA		56	306	-	-	56	306	362	(12)	1990	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Providence	RI		479	1,031	-	-	479	1,031	1,510	(44)	1964	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Hereford	TX		77	348	-	-	77	348	425	(11)	1966	01/19/2018
Automotive Repair and Maintenance	Andover	KS	(f)	603	1	230	1,925	833	1,926	2,759	(16)	2018	01/23/2018
Automotive Repair and Maintenance	Derby	KS		900	2,573	-	-	900	2,573	3,473	(75)	2013	01/23/2018
Aerospace Product and Parts Manufacturing	Wixom	MI		3,674	8,844	-	-	3,674	8,844	12,518	(391)	1989	01/26/2018
Other Professional, Scientific, and Technical Services	Panama City	FL		707	516	-	-	707	516	1,223	(37)	1983	02/02/2018
Aerospace Product and Parts Manufacturing	Newington	CT		1,470	7,837	-	-	1,470	7,837	9,307	(278)	1953	02/09/2018
Restaurants – Full Service	Olean	NY		433	715	-	100	433	815	1,248	(27)	1977	02/12/2018
Restaurants – Full Service	Ashland	OH		479	604	-	-	479	604	1,083	(23)	1971	02/12/2018
Restaurants – Full Service	Ashtabula	OH		340	912	-	-	340	912	1,252	(40)	1976	02/12/2018
Restaurants – Full Service	Austintown	OH		740	681	-	-	740	681	1,421	(32)	1991	02/12/2018
Restaurants – Full Service	Canfield	OH		192	994	-	-	192	994	1,186	(36)	1973	02/12/2018
Restaurants – Full Service	Canton	OH		555	1,285	-	100	555	1,385	1,940	(53)	1989	02/12/2018
Restaurants – Full Service	Middleburg Heights	OH		930	914	-	-	930	914	1,844	(41)	1987	02/12/2018
Restaurants – Full Service	Warren	OH		394	830	-	-	394	830	1,224	(34)	1999	02/12/2018
Restaurants – Full Service	Youngstown	OH		645	1,199	-	-	645	1,199	1,844	(51)	1985	02/12/2018
Restaurants – Full Service	Bradford	PA		183	701	-	-	183	701	884	(28)	1977	02/12/2018
Restaurants – Full Service	Clarion	PA		186	670	-	-	186	670	856	(26)	1977	02/12/2018
Restaurants – Full Service	Corry	PA		171	780	-	-	171	780	951	(29)	1977	02/12/2018
Restaurants – Full Service	Edinboro	PA		231	673	-	-	231	673	904	(27)	1973	02/12/2018
Restaurants – Full Service	Erie	PA		223	812	-	100	223	912	1,135	(30)	1973	02/12/2018
Restaurants – Full Service	Erie	PA		389	656	-	100	389	756	1,145	(28)	1973	02/12/2018
Restaurants – Full Service	Erie	PA		155	608	-	100	155	708	863	(22)	1973	02/12/2018
Restaurants – Full Service	Grove City	PA		208	705	-	100	208	805	1,013	(30)	1976	02/12/2018
Restaurants – Full Service	Hermitage	PA		517	971	-	-	517	971	1,488	(43)	1978	02/12/2018
Restaurants – Full Service	Indiana	PA		227	507	-	-	227	507	734	(21)	1978	02/12/2018
Restaurants – Full Service	Meadville	PA		364	1,584	-	-	364	1,584	1,948	(61)	1983	02/12/2018
Restaurants – Full Service	Titusville	PA		132	574	-	-	132	574	706	(22)	1979	02/12/2018
Restaurants – Full Service	Warren	PA		244	1,047	-	-	244	1,047	1,291	(43)	1970	02/12/2018
Automotive Repair and Maintenance	Winston-Salem	NC	(f)	1,321	3,254	-	-	1,321	3,254	4,575	(88)	2017	02/13/2018
Automotive Repair and Maintenance	Winston-Salem	NC		1,926	2,912	-	-	1,926	2,912	4,838	(85)	2016	02/13/2018
Automotive Repair and Maintenance	Little Rock	AR	(f)	1,190	3,179	-	-	1,190	3,179	4,369	(102)	1999	02/20/2018
Other Personal Services	Madison	WI	(f)	694	1,083	-	-	694	1,083	1,777	(51)	1972	02/22/2018
Other Professional, Scientific, and Technical Services	Danville	IL		199	1,142	-	-	199	1,142	1,341	(38)	1997	02/28/2018
Outpatient Care Centers	Virginia Beach	VA		416	761	-	-	416	761	1,177	(35)	1981	02/28/2018
Offices of Dentists	Palatine	IL		408	1,118	-	-	408	1,118	1,526	(37)	1991	03/05/2018
Office Furniture (including Fixtures) Manufacturing	Jasper	GA		1,705	5,236	-	-	1,705	5,236	6,941	(238)	1981	03/09/2018
Office Furniture (including Fixtures) Manufacturing	Royston	GA		1,972	5,106	-	-	1,972	5,106	7,078	(270)	1965	03/09/2018
Paint, Coating, and Adhesive Manufacturing	Phoenix	AZ		799	4,503	-	-	799	4,503	5,302	(107)	2016	03/13/2018
Other Professional, Scientific, and Technical Services	Arlington	TX		817	3,139	-	-	817	3,139	3,956	(76)	1997	03/14/2018
Other Professional, Scientific, and Technical Services	Brownsville	TX		53	348	-	500	53	848	901	(9)	1993	03/16/2018
Other Professional, Scientific, and Technical Services	Port Isabel	TX		196	277	-	-	196	277	473	(10)	1996	03/16/2018
Child Day Care Services	Doral	FL		746	1,793	-	-	746	1,793	2,539	(43)	2001	03/19/2018
Car Dealers	Tempe	AZ		3,009	3,267	466	1,203	3,475	4,470	7,945	(84)	2018	03/23/2018
Forging and Stamping	Sterling Heights	MI		2,697	14,754	-	-	2,697	14,754	17,451	(405)	1977	03/23/2018
Restaurants – Limited Service	Akron	OH		114	980	-	-	114	980	1,094	(27)	1950	03/23/2018
Restaurants – Limited Service	Ashland	OH		176	1,089	-	-	176	1,089	1,265	(32)	1969	03/23/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Limited Service	Blairsville	PA		194	1,332	-	-	194	1,332	1,526	(41)	1997	03/23/2018
Restaurants – Limited Service	Leechburg	PA		275	1,161	-	-	275	1,161	1,436	(35)	1970	03/23/2018
Restaurants – Full Service	Conyers	GA		823	1,309	-	-	823	1,309	2,132	(48)	1993	03/28/2018
Restaurants – Full Service	Fayetteville	GA		781	1,475	-	-	781	1,475	2,256	(48)	1993	03/28/2018
Restaurants – Full Service	Baton Rouge	LA		1,487	1,194	-	-	1,487	1,194	2,681	(46)	1994	03/28/2018
Restaurants – Full Service	Baton Rouge	LA		2,091	1,258	-	-	2,091	1,258	3,349	(51)	1983	03/28/2018
Restaurants – Full Service	Covington	LA		1,026	759	-	-	1,026	759	1,785	(34)	2003	03/28/2018
Restaurants – Full Service	Gretna	LA		1,089	1,589	-	-	1,089	1,589	2,678	(55)	1983	03/28/2018
Restaurants – Full Service	Memphis	TN		718	2,548	-	-	718	2,548	3,266	(88)	1985	03/28/2018
Car Dealers	Akron	OH		2,089	2,426	-	-	2,089	2,426	4,515	(64)	2013	03/29/2018
Car Dealers	Beachwood	OH		2,829	6,791	-	-	2,829	6,791	9,620	(159)	2015	03/29/2018
Car Dealers	Cleveland	OH		1,716	4,171	-	-	1,716	4,171	5,887	(96)	2009	03/29/2018
Restaurants – Full Service	Brookings	SD		951	1,805	-	-	951	1,805	2,756	(46)	2003	03/29/2018
Health Clubs	Mesa	AZ		1,626	4,716	-	-	1,626	4,716	6,342	(131)	1998	03/30/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Muscatine	IA		775	4,118	660	4,963	1,435	9,081	10,516	(187)	1974	03/30/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Fairbury	IL		127	404	-	-	127	404	531	(20)	1975	03/30/2018
Other Motor Vehicle Dealers	Meredith	NH		389	6,333	-	-	389	6,333	6,722	(120)	2003	03/30/2018
Other Motor Vehicle Dealers	North Conway	NH		53	544	-	-	53	544	597	(14)	1975	03/30/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Wayland	NY		133	416	-	-	133	416	549	(17)	1986	03/30/2018
Other Professional, Scientific, and Technical Services	Houston	TX		311	757	-	-	311	757	1,068	(22)	2002	03/30/2018
Other Professional, Scientific, and Technical Services	Hurst	TX		288	598	-	-	288	598	886	(14)	1997	03/30/2018
Other Professional, Scientific, and Technical Services	Manvel	TX		307	461	-	-	307	461	768	(17)	1972	03/30/2018
Furniture Stores	Towson	MD		1,039	7,618	-	-	1,039	7,618	8,657	(205)	1963	04/06/2018
Furniture Stores	Altoona	PA		1,322	7,316	-	-	1,322	7,316	8,638	(174)	1978	04/06/2018
Furniture Stores	Mount Pleasant	PA		102	3,308	-	-	102	3,308	3,410	(86)	1924	04/06/2018
Fabric Mills	Spring City	PA		1,858	4,024	-	-	1,858	4,024	5,882	(136)	1989	04/12/2018
Fabric Mills	Independence	VA		698	627	-	-	698	627	1,325	(19)	1979	04/12/2018
Other Personal Services	Winter Garden	FL		1,249	130	-	3,111	1,249	3,241	4,490	-		04/13/2018
Other Personal Services	Greenville	SC		837	1,202	1,044	1,286	1,881	2,488	4,369	(22)	2018	04/13/2018
Other Personal Services	Indian Land	SC		464	185	-	1,112	464	1,297	1,761	-		04/13/2018
Other Professional, Scientific, and Technical Services	Harlingen	TX		414	547	-	-	414	547	961	(28)	2000	04/13/2018
Restaurants – Limited Service	Auburn	IN		269	345	-	-	269	345	614	(17)	1968	04/18/2018
Restaurants – Limited Service	Elkhart	IN		193	312	-	-	193	312	505	(14)	1984	04/18/2018
Restaurants – Limited Service	Elkhart	IN		274	409	-	-	274	409	683	(18)	1980	04/18/2018
Restaurants – Limited Service	Fort Wayne	IN		213	262	-	-	213	262	475	(14)	1985	04/18/2018
Restaurants – Limited Service	Goshen	IN		242	243	-	-	242	243	485	(12)	1971	04/18/2018
Restaurants – Limited Service	Marion	IN		215	251	-	-	215	251	466	(13)	1968	04/18/2018
Restaurants – Limited Service	Plymouth	IN		191	363	-	-	191	363	554	(12)	1973	04/18/2018
Restaurants – Limited Service	Syracuse	IN		166	200	-	-	166	200	366	(10)	1978	04/18/2018
Restaurants – Limited Service	Wabash	IN		346	267	-	-	346	267	613	(13)	1959	04/18/2018
Restaurants – Limited Service	Warsaw	IN		279	374	-	-	279	374	653	(14)	1970	04/18/2018
Restaurants – Limited Service	Warsaw	IN		310	284	-	-	310	284	594	(14)	1964	04/18/2018
Other Professional, Scientific, and Technical Services	Garland	TX		297	360	-	-	297	360	657	(15)	1965	04/23/2018
Plastics Product Manufacturing	Rochester	NY		650	4,107	-	-	650	4,107	4,757	(156)	1998	04/27/2018
Plastics Product Manufacturing	Circleville	OH		834	5,574	-	-	834	5,574	6,408	(203)	1966	04/27/2018
Plastics Product Manufacturing	Columbus	OH		502	1,842	-	-	502	1,842	2,344	(50)	1984	04/27/2018
Plastics Product Manufacturing	Marion	OH		2,591	8,000	-	-	2,591	8,000	10,591	(338)	1999	04/27/2018
Family Entertainment Centers	Lubbock	TX		962	-	-	2,759	962	2,759	3,721	-		04/27/2018
Other Fabricated Metal Product Manufacturing	Grand Junction	CO		390	1,789	-	370	390	2,159	2,549	(45)	1976	04/30/2018
Other Professional, Scientific, and Technical Services	Newnan	GA		743	1,544	-	-	743	1,544	2,287	(43)	2008	05/07/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Oxford	MS		490	1,035	-	-	490	1,035	1,525	(33)	1974	05/07/2018
Automotive Repair and Maintenance	Eden Prairie	MN		920	2,059	-	75	920	2,134	3,054	(78)	1960	05/10/2018
Semiconductor and Other Electronic Component Manufacturing	Rochester	NY		337	1,674	-	-	337	1,674	2,011	(65)	1971	05/11/2018
Other Professional, Scientific, and Technical Services	Centennial	CO		413	1,412	387	737	800	2,149	2,949	(32)	2008	05/15/2018
Restaurants – Limited Service	Warsaw	IN		276	290	-	-	276	290	566	(15)	1988	05/15/2018
Other Professional, Scientific, and Technical Services	Haines City	FL		211	596	-	-	211	596	807	(21)	1950	05/18/2018
Bowling Centers	Buford	GA	(f)	1,103	2,702	-	-	1,103	2,702	3,805	(66)	2004	05/22/2018
Bowling Centers	Loganville	GA	(f)	883	3,323	-	-	883	3,323	4,206	(77)	2007	05/22/2018
Bowling Centers	Stone Mountain	GA	(f)	1,458	3,549	-	-	1,458	3,549	5,007	(119)	1996	05/22/2018
Restaurants – Full Service	Orange Village	OH		2,448	-	449	5,191	2,897	5,191	8,088	(13)	2018	05/23/2018
Other Professional, Scientific, and Technical Services	New Port Richey	FL		240	292	-	-	240	292	532	(11)	1985	05/30/2018
Restaurants – Full Service	St. Charles	IL		1,220	3,802	4	14	1,224	3,816	5,040	(74)	2017	05/30/2018
Death Care Services	Snellville	GA		1,733	3,921	-	-	1,733	3,921	5,654	(75)	1984	06/01/2018
Automotive Repair and Maintenance	Washington	MO		1,132	488	424	1,273	1,556	1,761	3,317	(18)	2018	06/01/2018
Death Care Services	Newland	NC		515	1,548	-	-	515	1,548	2,063	(36)	1989	06/01/2018
Death Care Services	Spruce Pine	NC		396	1,247	-	-	396	1,247	1,643	(27)	1951	06/01/2018
Death Care Services	Bristol	TN		772	1,991	-	-	772	1,991	2,763	(36)	1948	06/01/2018
Death Care Services	Elizabethton	TN		814	3,949	-	-	814	3,949	4,763	(67)	1950	06/01/2018
Death Care Services	Elizabethton	TN		406	2,607	-	-	406	2,607	3,013	(54)	1920	06/01/2018
Death Care Services	Roan Mountain	TN		144	569	-	-	144	569	713	(12)	1974	06/01/2018
Other Professional, Scientific, and Technical Services	Texarkana	TX		300	720	-	-	300	720	1,020	(18)	1989	06/01/2018
Death Care Services	Bristol	VA		689	1,116	-	-	689	1,116	1,805	(29)	1970	06/01/2018
Death Care Services	Damascus	VA		309	2,575	-	-	309	2,575	2,884	(44)	1921	06/01/2018
Other Professional, Scientific, and Technical Services	Melissa	TX		297	608	-	-	297	608	905	(16)	2007	06/04/2018
Outpatient Care Centers	Bessemer	AL		297	730	-	-	297	730	1,027	(21)	2000	06/06/2018
Offices of Physicians	Douglas	GA		53	471	-	-	53	471	524	(10)	1999	06/06/2018
Offices of Physicians	Tifton	GA		172	822	21	327	193	1,149	1,342	(20)	1990	06/06/2018
Offices of Physicians	Valdosta	GA		622	2,625	-	-	622	2,625	3,247	(43)	2017	06/06/2018
Metalworking Machinery Manufacturing	Fenton	MI		499	2,222	-	-	499	2,222	2,721	(75)	1968	06/07/2018
Metalworking Machinery Manufacturing	Temperance	MI		341	1,349	-	-	341	1,349	1,690	(46)	1987	06/07/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	New Albany	MS		2,346	15,393	-	-	2,346	15,393	17,739	(327)	1995	06/07/2018
Other Professional, Scientific, and Technical Services	Ruskin	FL		222	913	-	-	222	913	1,135	(22)	1965	06/11/2018
Child Day Care Services	Bloomington	MN		637	645	-	150	637	795	1,432	(27)	1988	06/14/2018
Automotive Repair and Maintenance	Arnold	MO		1,003	328	629	1,330	1,632	1,658	3,290	(14)	2018	06/15/2018
Furniture Stores	Succasunna	NJ		777	3,640	-	-	777	3,640	4,417	(75)	1946	06/15/2018
Car Dealers	Indianapolis	IN		512	611	797	3,250	1,309	3,861	5,170	-	2018	06/22/2018
Automotive Repair and Maintenance	Eureka	MO		754	362	646	1,383	1,400	1,745	3,145	(7)	2018	06/22/2018
Health Clubs	Columbus	OH		605	1,143	-	-	605	1,143	1,748	(26)	2014	06/22/2018
Restaurants – Limited Service	Abbeville	SC		503	905	-	-	503	905	1,408	(27)	1990	06/22/2018
Restaurants – Limited Service	Greenwood	SC		488	668	-	-	488	668	1,156	(20)	1987	06/22/2018
Restaurants – Limited Service	Greenwood	SC		402	955	-	-	402	955	1,357	(22)	1996	06/22/2018
Restaurants – Limited Service	Honea Path	SC		360	1,017	-	-	360	1,017	1,377	(27)	1994	06/22/2018
Restaurants – Limited Service	Iva	SC		791	547	-	300	791	847	1,638	(26)	1998	06/22/2018
Restaurants – Limited Service	Laurens	SC		356	850	-	-	356	850	1,206	(20)	1989	06/22/2018
Restaurants – Limited Service	Newberry	SC		881	497	-	382	881	879	1,760	(17)	1999	06/22/2018
Restaurants – Limited Service	Saluda	SC		260	907	-	-	260	907	1,167	(21)	1992	06/22/2018
Restaurants – Limited Service	Ware Shoals	SC		290	475	-	300	290	775	1,065	(15)	1997	06/22/2018
Restaurants – Full Service	Colorado Springs	CO		406	879	-	-	406	879	1,285	(18)	1986	06/26/2018
Restaurants – Full Service	La Junta	CO		161	943	-	-	161	943	1,104	(15)	1974	06/26/2018
Restaurants – Full Service	Lamar	CO		174	600	-	-	174	600	774	(11)	1972	06/26/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants – Full Service	Atchison	KS		285	960	-	-	285	960	1,245	(16)	1969	06/26/2018
Restaurants – Full Service	Gardner	KS		438	1,127	-	-	438	1,127	1,565	(23)	1977	06/26/2018
Restaurants – Full Service	Hays	KS		254	770	-	-	254	770	1,024	(15)	1978	06/26/2018
Restaurants – Full Service	Hutchinson	KS		305	1,229	-	-	305	1,229	1,534	(21)	1977	06/26/2018
Restaurants – Full Service	Hutchinson	KS		117	828	-	-	117	828	945	(13)	2003	06/26/2018
Restaurants – Full Service	Lansing	KS		228	1,067	-	-	228	1,067	1,295	(21)	1975	06/26/2018
Restaurants – Full Service	Leavenworth	KS		248	756	-	-	248	756	1,004	(14)	2008	06/26/2018
Restaurants – Full Service	Olathe	KS		426	989	-	-	426	989	1,415	(16)	1989	06/26/2018
Restaurants – Full Service	Russell	KS		271	643	-	-	271	643	914	(14)	1982	06/26/2018
Restaurants – Full Service	Holts Summit	MO		196	578	-	-	196	578	774	(13)	1995	06/26/2018
Restaurants – Full Service	Knob Noster	MO		114	611	-	-	114	611	725	(10)	1987	06/26/2018
Restaurants – Full Service	Mexico	MO		219	1,106	-	-	219	1,106	1,325	(19)	1995	06/26/2018
Automotive Repair and Maintenance	Clemmons	NC	(f)	989	2,338	-	-	989	2,338	3,327	(37)	2018	06/26/2018
Child Day Care Services	Moncks Corner	SC	(f)	501	4	-	1,897	501	1,901	2,402	-		06/26/2018
Other Professional, Scientific, and Technical Services	Weslaco	TX		290	1,044	-	-	290	1,044	1,334	(20)	1975	06/26/2018
Other Personal Services	Evergreen	CO		171	1,047	-	-	171	1,047	1,218	(18)	1968	06/27/2018
Death Care Services	Lawrenceville	GA		1,224	2,027	-	-	1,224	2,027	3,251	(45)	1963	06/27/2018
Other Personal Services	Mooresville	NC		1,073	2,838	-	-	1,073	2,838	3,911	(48)	2018	06/27/2018
Other Professional, Scientific, and Technical Services	Portland	OR		326	444	-	-	326	444	770	(9)	1968	06/27/2018
Death Care Services	Johnson City	TN		1,766	2,725	-	-	1,766	2,725	4,491	(54)	2001	06/27/2018
Car Dealers	Oak Brook	IL		2,110	472	-	3,754	2,110	4,226	6,336	-		06/28/2018
Other Personal Services	Huntingdon Valley	PA	(f)	404	4,205	-	-	404	4,205	4,609	(58)	1964	06/28/2018
Family Entertainment Centers	Southlake	TX		2,257	2,578	-	1,000	2,257	3,578	5,835	(77)	2005	06/28/2018
Family Entertainment Centers	Clearfield	UT		720	3,261	-	981	720	4,242	4,962	(49)	2005	06/28/2018
Plastics Product Manufacturing	Thomson	GA		1,054	6,796	-	-	1,054	6,796	7,850	(129)	1984	06/29/2018
Steel Product Manufacturing from Purchased Steel	Munhall	PA		4,461	5,559	-	-	4,461	5,559	10,020	(181)	1996	06/29/2018
Automotive Repair and Maintenance	Bourbonnais	IL		444	2,100	-	-	444	2,100	2,544	(35)	2010	07/02/2018
Automotive Repair and Maintenance	Markham	IL		391	2,574	-	-	391	2,574	2,965	(47)	1962	07/02/2018
Automotive Repair and Maintenance	Normal	IL		396	2,067	-	-	396	2,067	2,463	(33)	2014	07/02/2018
Automotive Repair and Maintenance	Peoria	IL		357	2,035	-	-	357	2,035	2,392	(32)	2013	07/02/2018
Automotive Repair and Maintenance	Peoria	IL		293	2,029	-	-	293	2,029	2,322	(30)	2015	07/02/2018
Automotive Repair and Maintenance	Dyer	IN		748	2,197	-	-	748	2,197	2,945	(36)	2013	07/02/2018
Automotive Repair and Maintenance	Hammond	IN		332	2,051	-	-	332	2,051	2,383	(32)	2012	07/02/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Grand Rapids	MI		4,548	13,067	-	-	4,548	13,067	17,615	(370)	1966	07/06/2018
Health Clubs	Chandler	AZ		2,662	988	-	2,860	2,662	3,848	6,510	(27)	1993	07/10/2018
Other Professional, Scientific, and Technical Services	Gastonia	NC		360	472	-	-	360	472	832	(14)	2001	07/12/2018
Health Clubs	Cape Coral	FL		2,153	4,737	-	-	2,153	4,737	6,890	(73)	2008	07/13/2018
Child Day Care Services	Parma	OH	(f)	436	2,813	-	-	436	2,813	3,249	(46)	2002	07/19/2018
Child Day Care Services	Solon	OH	(f)	361	2,531	-	-	361	2,531	2,892	(41)	1956	07/19/2018
Child Day Care Services	Strongsville	OH	(f)	741	1,943	-	-	741	1,943	2,684	(52)	1994	07/19/2018
Child Day Care Services	Westlake	OH	(f)	676	1,731	-	-	676	1,731	2,407	(43)	1990	07/19/2018
Other Personal Services	Jacksonville	FL		2,426	2,383	-	-	2,426	2,383	4,809	(40)	2007	07/20/2018
Health Clubs	Boalsburg	PA		395	-	-	-	395	-	395	-		07/24/2018
Car Dealers	Warrensville Heights	OH		1,938	3,462	-	-	1,938	3,462	5,400	(55)	2018	07/26/2018
Metal and Mineral Merchant Wholesalers	South Bend	IN		496	2,224	-	-	496	2,224	2,720	(39)	1978	07/31/2018
Metal and Mineral Merchant Wholesalers	Monroe	MI		1,060	2,362	-	-	1,060	2,362	3,422	(44)	1997	07/31/2018
Metal and Mineral Merchant Wholesalers	Warren	MI		227	2,391	-	-	227	2,391	2,618	(35)	1986	07/31/2018
Metal and Mineral Merchant Wholesalers	Warren	MI		644	2,577	-	-	644	2,577	3,221	(42)	1967	07/31/2018
Metal and Mineral Merchant Wholesalers	Green Bay	WI		1,034	3,595	-	-	1,034	3,595	4,629	(64)	1967	07/31/2018
Automotive Repair and Maintenance	Hugo	MN		245	293	490	2,089	735	2,382	3,117	-	2018	08/02/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Port Charlotte	FL		265	507	-	-	265	507	772	(9)	1993	08/07/2018
Other Professional, Scientific, and Technical Services	Cary	NC		399	1,031	-	-	399	1,031	1,430	(17)	1997	08/07/2018
Other Professional, Scientific, and Technical Services	Las Vegas	NV		215	808	-	-	215	808	1,023	(13)	1980	08/14/2018
Farm and Ranch Supply Stores	Danville	IL		1,071	4,163	-	-	1,071	4,163	5,234	(65)	1986	08/17/2018
Farm and Ranch Supply Stores	Gibson City	IL		687	2,311	-	-	687	2,311	2,998	(36)	1976	08/17/2018
Farm and Ranch Supply Stores	Homer Glen	IL		1,755	3,519	-	-	1,755	3,519	5,274	(72)	1981	08/17/2018
Farm and Ranch Supply Stores	Pekin	IL		1,687	5,604	-	-	1,687	5,604	7,291	(105)	1984	08/17/2018
Farm and Ranch Supply Stores	Pontiac	IL		434	3,658	-	-	434	3,658	4,092	(67)	1972	08/17/2018
Farm and Ranch Supply Stores	Rochelle	IL		1,694	1,817	-	-	1,694	1,817	3,511	(43)	1986	08/17/2018
Farm and Ranch Supply Stores	Tilton	IL		662	4,241	-	-	662	4,241	4,903	(81)	1987	08/17/2018
Farm and Ranch Supply Stores	Watseka	IL		688	4,255	-	-	688	4,255	4,943	(82)	1993	08/17/2018
Farm and Ranch Supply Stores	Crawfordsville	IN		2,099	4,530	-	-	2,099	4,530	6,629	(70)	1991	08/17/2018
Farm and Ranch Supply Stores	Michigan City	IN		939	5,278	-	-	939	5,278	6,217	(65)	1991	08/17/2018
Farm and Ranch Supply Stores	Rochester	IN		924	3,428	-	-	924	3,428	4,352	(52)	1990	08/17/2018
Farm and Ranch Supply Stores	Wabash	IN		1,824	3,752	-	-	1,824	3,752	5,576	(79)	1991	08/17/2018
Farm and Ranch Supply Stores	Warsaw	IN		1,615	5,744	-	-	1,615	5,744	7,359	(107)	1989	08/17/2018
Lumber and Other Construction Materials Merchant Wholesalers	Stillwater	MN		1,810	1,236	-	-	1,810	1,236	3,046	(31)	1979	08/17/2018
Lumber and Other Construction Materials Merchant Wholesalers	Hudson	WI		1,548	2,828	-	-	1,548	2,828	4,376	(52)	1966	08/17/2018
Offices of Physicians	Boynton Beach	FL		2,346	3,210	-	-	2,346	3,210	5,556	(32)	1988	08/21/2018
Offices of Physicians	Wellington	FL		206	2,344	-	-	206	2,344	2,550	(16)	2014	08/21/2018
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Hartford	AL		235	2,657	-	-	235	2,657	2,892	(32)	2004	08/24/2018
Child Day Care Services	Roseville	MN		440	1,060	-	140	440	1,200	1,640	(15)	1951	08/24/2018
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Chattanooga	TN		2,255	7,055	-	-	2,255	7,055	9,310	(85)	1985	08/24/2018
Outpatient Care Centers	Chatsworth	GA		157	201	-	-	157	201	358	(5)	1966	08/29/2018
Restaurants – Full Service	Ashland	KY		60	2,697	-	-	60	2,697	2,757	(22)	1907	08/30/2018
Outpatient Care Centers	Brasstown	NC		220	174	-	-	220	174	394	(4)	1993	08/30/2018
Restaurants – Full Service	Barboursville	WV		578	1,883	-	-	578	1,883	2,461	(24)	1995	08/30/2018
Restaurants – Full Service	Huntington	WV		260	2,891	-	-	260	2,891	3,151	(26)	1960	08/30/2018
Restaurants – Full Service	Hurricane	WV		815	2,336	-	-	815	2,336	3,151	(26)	1995	08/30/2018
Child Day Care Services	Jacksonville	FL		1,002	1,431	-	286	1,002	1,717	2,719	(19)	1991	08/31/2018
Automotive Repair and Maintenance	Cypress	TX		1,309	2,200	-	-	1,309	2,200	3,509	(28)	2017	08/31/2018
Automotive Repair and Maintenance	Mission	TX		1,272	2,408	-	-	1,272	2,408	3,680	(30)	2017	08/31/2018
Automotive Repair and Maintenance	Pasadena	TX		1,088	2,091	-	-	1,088	2,091	3,179	(26)	2017	08/31/2018
Architectural and Structural Metals Manufacturing	Alexandria	MN		853	2,832	-	-	853	2,832	3,685	(45)	1976	09/04/2018
Architectural and Structural Metals Manufacturing	Sauk Centre	MN		859	5,568	-	-	859	5,568	6,427	(75)	1973	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Glade Valley	NC		525	548	-	-	525	548	1,073	(15)	1946	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Mt Airy	NC		743	461	-	-	743	461	1,204	(15)	1991	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	N Wilkesboro	NC		740	283	-	-	740	283	1,023	(8)	1971	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Sparta	NC		957	799	-	-	957	799	1,756	(18)	2000	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	W Jefferson	NC		638	245	-	-	638	245	883	(10)	2009	09/04/2018
Architectural and Structural Metals Manufacturing	Grand Island	NE		1,599	5,442	-	-	1,599	5,442	7,041	(78)	2005	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Galax	VA		676	558	-	-	676	558	1,234	(13)	1986	09/04/2018
Bowling Centers	Chico	CA		1,388	1,802	-	-	1,388	1,802	3,190	(23)	1958	09/07/2018
Bowling Centers	Manteca	CA		4,834	3,240	-	-	4,834	3,240	8,074	(46)	2003	09/07/2018
Automotive Repair and Maintenance	Cleveland	GA	(f)	924	2,246	-	-	924	2,246	3,170	(28)	2018	09/11/2018
Other Professional, Scientific, and Technical Services	Spring	TX		447	1,190	-	-	447	1,190	1,637	(22)	1976	09/13/2018
Other Professional, Scientific, and Technical Services	Clayton	NC		398	727	-	-	398	727	1,125	(8)	1986	09/18/2018
Other Professional, Scientific, and Technical Services	Flower Mound	TX		876	998	-	-	876	998	1,874	(11)	1993	09/18/2018
Health Clubs	Lubbock	TX		2,140	2,461	-	-	2,140	2,461	4,601	(28)	2005	09/19/2018
Health Clubs	Lubbock	TX		2,601	3,362	-	-	2,601	3,362	5,963	(46)	1980	09/19/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Berryville	AR		622	507	-	-	622	507	1,129	(14)	1985	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Fayetteville	AR		1,790	1,096	-	-	1,790	1,096	2,886	(22)	1966	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Harrison	AR		1,050	516	-	-	1,050	516	1,566	(14)	1996	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Mountain Home	AR		958	657	-	-	958	657	1,615	(14)	1973	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	AR		1,781	909	-	-	1,781	909	2,690	(23)	1977	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springdale	AR		1,811	2,519	-	-	1,811	2,519	4,330	(40)	1989	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Anderson	CA		2,469	2,215	-	-	2,469	2,215	4,684	(43)	2006	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Chico	CA		2,179	480	-	-	2,179	480	2,659	(24)	1983	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Elk Grove	CA		4,151	2,044	-	-	4,151	2,044	6,195	(59)	1972	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Jackson	CA		1,127	288	-	-	1,127	288	1,415	(13)	1999	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Meyers	CA		1,306	464	-	-	1,306	464	1,770	(15)	1961	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Redding	CA		1,986	772	-	-	1,986	772	2,758	(24)	1979	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Rocklin	CA		2,018	473	-	-	2,018	473	2,491	(20)	1976	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	South Lake Tahoe	CA		1,569	379	-	-	1,569	379	1,948	(20)	1967	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Vacaville	CA		1,734	530	-	-	1,734	530	2,264	(22)	1985	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Yuba City	CA		1,948	366	-	-	1,948	366	2,314	(17)	1986	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Bolivar	MO		811	374	-	-	811	374	1,185	(13)	1978	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Branson	MO		1,182	204	-	-	1,182	204	1,386	(10)	1977	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Buffalo	MO		764	513	-	-	764	513	1,277	(16)	1969	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Columbia	MO		916	509	-	-	916	509	1,425	(18)	2002	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	El Dorado Springs	MO		418	325	-	-	418	325	743	(11)	1949	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Jefferson City	MO		985	430	-	-	985	430	1,415	(16)	1983	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Joplin	MO		1,345	209	-	-	1,345	209	1,554	(14)	1978	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Lebanon	MO		699	418	-	-	699	418	1,117	(13)	1984	09/25/2018

								`

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Mexico	MO		711	210	-	-	711	210	921	(12)	1970	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Monett	MO		1,167	436	-	-	1,167	436	1,603	(16)	1986	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Mount Vernon	MO		434	233	-	-	434	233	667	(7)	1979	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Nevada	MO		560	440	-	-	560	440	1,000	(11)	1978	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Osage Beach	MO		549	294	-	-	549	294	843	(9)	1991	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Reeds Spring	MO		1,375	700	-	-	1,375	700	2,075	(22)	1994	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Republic	MO		1,342	449	-	-	1,342	449	1,791	(16)	1987	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Rolla	MO		388	1,808	-	-	388	1,808	2,196	(20)	1928	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Shell Knob	MO		798	617	-	-	798	617	1,415	(15)	1973	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		1,030	1,364	-	-	1,030	1,364	2,394	(26)	1957	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		327	388	-	-	327	388	715	(5)	2002	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		1,203	2,368	-	-	1,203	2,368	3,571	(38)	1970	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		478	717	-	-	478	717	1,195	(13)	1941	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		2,408	381	-	-	2,408	381	2,789	(16)	1979	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		508	315	-	-	508	315	823	(5)	1990	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Carson City	NV		1,719	960	-	-	1,719	960	2,679	(24)	1960	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Gardnerville	NV		1,202	864	-	-	1,202	864	2,066	(24)	1987	09/25/2018
Car Dealers	Tampa	FL		3,604	3,877	-	-	3,604	3,877	7,481	(31)	2018	09/27/2018
Satellite Telecommunications	Hauppauge	NY		3,566	16,752	-	-	3,566	16,752	20,318	(147)	1976	09/27/2018
Child Day Care Services	Maple Heights	OH	(f)	339	1,465	-	-	339	1,465	1,804	(21)	1915	09/27/2018
Forging and Stamping	Valparaiso	IN		1,557	1,782	-	-	1,557	1,782	3,339	(37)	1977	09/28/2018
Automotive Repair and Maintenance	Festus	MO		781	70	-	1,128	781	1,198	1,979	-		09/28/2018
Packaging and Labeling Services	Newcomerstown	OH		1,945	6,554	-	-	1,945	6,554	8,499	(60)	1991	09/28/2018
Forging and Stamping	Burgettstown	PA		3,241	6,368	-	-	3,241	6,368	9,609	(103)	1965	09/28/2018
Forging and Stamping	Carnegie	PA		1,046	3,853	-	-	1,046	3,853	4,899	(43)	1906	09/28/2018
Forging and Stamping	Carnegie	PA		77	1,483	-	-	77	1,483	1,560	(13)	1961	09/28/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Brooklyn Park	MN		463	936	-	-	463	936	1,399	(8)	1995	10/03/2018
Semiconductor and Other Electronic Component Manufacturing	Goleta	CA		11,850	15,178	-	-	11,850	15,178	27,028	(161)	1967	10/12/2018
Automotive Repair and Maintenance	Topeka	KS		838	75	-	604	838	679	1,517	-		10/12/2018
Restaurants – Limited Service	Jackson	MS		389	177	-	-	389	177	566	(3)	1990	10/15/2018
Electrical Equipment Manufacturing	Eastanollee	GA		481	3,365	-	-	481	3,365	3,846	(23)	1993	10/17/2018
Electrical Equipment Manufacturing	Oregon	WI		952	3,270	-	-	952	3,270	4,222	(36)	2008	10/17/2018
Child Day Care Services	Mahtomedi	MN		609	896	-	-	609	896	1,505	(6)	2005	10/19/2018
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Clear Lake	SD		813	1,381	-	-	813	1,381	2,194	(15)	1978	10/26/2018
Other Professional, Scientific, and Technical Services	Bakersfield	CA		488	213	-	-	488	213	701	(3)	1949	10/31/2018
Aerospace Product and Parts Manufacturing	Chester	CT		628	1,236	-	-	628	1,236	1,864	(9)	1978	10/31/2018
Child Day Care Services	Huntsville	AL		2,485	631	-	-	2,485	631	3,116	(7)	2004	11/01/2018
Automotive Repair and Maintenance	Salina	KS		401	81	-	620	401	701	1,102	-		11/02/2018
Pulp, Paper, and Paperboard Mills	De Pere	WI		2,892	9,135	-	-	2,892	9,135	12,027	(68)	1992	11/02/2018
General Freight Trucking, Long-Distance	Gladstone	MI		1,507	4,009	-	-	1,507	4,009	5,516	(30)	1996	11/07/2018
Restaurants – Full Service	Downers Grove	IL		2,422	690	-	-	2,422	690	3,112	(5)		11/09/2018
Other Professional, Scientific, and Technical Services	Everett	WA		240	783	-	-	240	783	1,023	(7)	1910	11/13/2018
Motor Vehicle Parts Manufacturing	South Bend	IN		588	3,657	-	-	588	3,657	4,245	(23)	1962	11/14/2018
Motor Vehicle Parts Manufacturing	Benton Harbor	MI		718	2,417	-	-	718	2,417	3,135	(17)	1969	11/14/2018
Motor Vehicle Parts Manufacturing	Niles	MI		540	2,212	-	-	540	2,212	2,752	(15)	1976	11/14/2018
Motor Vehicle Parts Manufacturing	Niles	MI		1,155	2,245	-	-	1,155	2,245	3,400	(17)	1980	11/14/2018
Motor Vehicle Parts Manufacturing	Niles	MI		1,558	6,214	-	-	1,558	6,214	7,772	(39)	1951	11/14/2018
Motor Vehicle Parts Manufacturing	St Peters	MO		1,954	2,881	-	-	1,954	2,881	4,835	(24)	1979	11/14/2018
Outpatient Care Centers	Beaumont	TX		699	7,315	-	-	699	7,315	8,014	(32)	2002	11/14/2018
Outpatient Care Centers	Garland	TX		1,082	3,429	-	452	1,082	3,881	4,963	(18)	1984	11/14/2018
Outpatient Care Centers	Cullman	AL		170	504	-	-	170	504	674	(2)	2002	11/16/2018
Plastics Product Manufacturing	Asheboro	NC		572	4,424	-	-	572	4,424	4,996	(14)	1987	11/19/2018
Plastics Product Manufacturing	Mocksville	NC		1,260	5,156	-	-	1,260	5,156	6,416	(18)	1996	11/19/2018
Automotive Repair and Maintenance	Topeka	KS		640	80	-	556	640	636	1,276	-		11/27/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Lake City	MN		360	2,399	-	-	360	2,399	2,759	(8)	2018	11/27/2018
Automotive Repair and Maintenance	Rolla	MO		777	-	-	754	777	754	1,531	-		11/30/2018
Lumber and Other Construction Materials Merchant Wholesalers	Biddeford	ME		504	2,344	-	-	504	2,344	2,848	(8)	1798	12/03/2018
Lumber and Other Construction Materials Merchant Wholesalers	Kennebunk	ME		380	673	-	-	380	673	1,053	(4)	1987	12/03/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springvale	ME		395	919	-	-	395	919	1,314	(4)	1920	12/03/2018
Other Professional, Scientific, and Technical Services	McAllen	TX		274	311	-	-	274	311	585	(1)	1976	12/05/2018
Other Professional, Scientific, and Technical Services	Marietta	GA		375	402	-	-	375	402	777	(2)	1992	12/06/2018
Farm and Ranch Supply Stores	Allegan	MI		730	857	-	-	730	857	1,587	(5)	1974	12/06/2018
Farm and Ranch Supply Stores	Benton Harbor	MI		1,202	1,359	-	-	1,202	1,359	2,561	(9)	1999	12/06/2018
Commercial and Service Industry Machinery Manufacturing	Salem	NH		1,831	3,054	-	-	1,831	3,054	4,885	(12)	1987	12/07/2018
Corporate Aircraft Repair and Maintenance Facilities	Chattanooga	TN		928	21,059	-	-	928	21,059	21,987	(49)	2018	12/10/2018
Other Professional, Scientific, and Technical Services	Concord	NC		849	1,281	-	-	849	1,281	2,130	(5)	1956	12/11/2018
Other Professional, Scientific, and Technical Services	Magnolia	TX		393	911	-	-	393	911	1,304	(3)	2014	12/11/2018
Other Professional, Scientific, and Technical Services	Magnolia	TX		548	969	-	-	548	969	1,517	(3)	2004	12/11/2018
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Bainbridge	GA		1,426	7,622	-	-	1,426	7,622	9,048	(28)	1970	12/14/2018
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Winchester	KY		3,745	17,322	-	-	3,745	17,322	21,067	(50)	1983	12/14/2018
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	East Grand Forks	MN		1,002	6,129	-	-	1,002	6,129	7,131	-	1974	12/18/2018
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Rochester	MN		5,326	3,191	-	-	5,326	3,191	8,517	-	1966	12/18/2018
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Waverly	MN		1,147	3,539	-	-	1,147	3,539	4,686	-	1955	12/18/2018
Other Personal Services	Fort Myers	FL		736	-	-	-	736	-	736	-		12/20/2018
Other Personal Services	Jacksonville	FL		1,150	3,067	-	-	1,150	3,067	4,217	-	2018	12/20/2018
Other Personal Services	Sharpsburg	GA		655	-	-	-	655	-	655	-		12/20/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2018 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Baldwyn	MS		4,953	23,065	-	-	4,953	23,065	28,018	-	1996	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Ecru	MS		3,495	6,649	-	-	3,495	6,649	10,144	-	2000	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS		2,419	4,508	-	-	2,419	4,508	6,927	-	2001	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS		3,071	10,225	-	-	3,071	10,225	13,296	-	2001	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS		628	2,530	-	-	628	2,530	3,158	-	2001	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS		820	1,940	-	-	820	1,940	2,760	-	1989	12/20/2018
Other Motor Vehicle Dealers	Sherwood	AR		3,184	3,224	-	-	3,184	3,224	6,408	-	2000	12/21/2018
Medical and Diagnostic Laboratories	Belle Glade	FL	(f)	272	840	-	-	272	840	1,112	-	1985	12/21/2018
Medical and Diagnostic Laboratories	Lake Worth	FL	(f)	822	2,503	-	-	822	2,503	3,325	-	2003	12/21/2018
Medical and Diagnostic Laboratories	Wellington	FL	(f)	682	3,384	-	-	682	3,384	4,066	-	2007	12/21/2018
Medical and Diagnostic Laboratories	Wellington	FL	(f)	552	1,661	-	-	552	1,661	2,213	-	2002	12/21/2018
Other Motor Vehicle Dealers	Augusta	GA		4,070	2,119	-	-	4,070	2,119	6,189	-	2015	12/21/2018
Metal and Mineral Merchant Wholesalers	New Hope	MN		1,084	5,058	-	-	1,084	5,058	6,142	-	1973	12/21/2018
Car Dealers	Avon	NY		1,090	2,595	-	-	1,090	2,595	3,685	-	2006	12/21/2018
Car Dealers	Rochester	NY		3,239	8,532	-	-	3,239	8,532	11,771	-	1998	12/21/2018
Car Dealers	Rochester	NY		3,570	1,863	-	-	3,570	1,863	5,433	-	2016	12/21/2018
Car Dealers	Rochester	NY		2,726	4,024	-	-	2,726	4,024	6,750	-	2015	12/21/2018
Car Dealers	Spencerport	NY		3,790	5,818	-	-	3,790	5,818	9,608	-	1963	12/21/2018
Other Motor Vehicle Dealers	Huber Heights	OH		3,023	2,161	-	-	3,023	2,161	5,184	-	2005	12/21/2018
Semiconductor and Other Electronic Component Manufacturing	Ridgeway	SC		2,108	2,945	-	-	2,108	2,945	5,053	-	1996	12/21/2018
Architectural and Structural Metals Manufacturing	Orlando	FL		702	1,666	-	-	702	1,666	2,368	-	1955	12/26/2018
Office Furniture (including Fixtures) Manufacturing	Owensville	MO		505	4,202	-	-	505	4,202	4,707	-	1968	12/26/2018
Architectural and Structural Metals Manufacturing	Lynchburg	VA		277	5,807	-	-	277	5,807	6,084	-	1950	12/26/2018
Architectural and Structural Metals Manufacturing	Lynchburg	VA		1,228	6,728	-	-	1,228	6,728	7,956	-	1950	12/26/2018
Grocery and Related Product Merchant Wholesalers	Yuma	AZ		9,636	18,381	-	-	9,636	18,381	28,017	-	2018	12/31/2018

			$169,405	$2,170,945	$4,395,325	$109,335	$493,115	$2,280,280	$4,888,440	$7,168,720	$(556,690)

(a)

As of December 31, 2018, we had investments in 2,220 single-tenant real estate property locations including 2,199 owned properties and 21 ground lease interests; 61 of our owned properties are accounted for as direct financing receivables and are excluded from the table above. Initial costs exclude intangible lease assets totaling $85.1 million.

(b)	The aggregate cost for federal income tax purposes is approximately $7,244.6 million.
(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016

Balance, beginning of year	$5,856,345	$4,762,969	$3,677,876
Additions
Acquisitions	1,314,129	1,244,465	1,035,344
Improvements	221,578	94,039	122,243
Deductions
Provision for impairment of real estate	(5,202)	(11,940)	(1,720)
Cost of real estate sold	(218,130)	(214,478)	(70,774)
Reclasses to held for sale	—	(18,710)	—
Balance, end of year	$7,168,720	$5,856,345	$4,762,969

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016

Balance, beginning of year	$(402,747)	$(279,469)	$(172,145)
Additions
Depreciation expense	(175,545)	(143,726)	(113,145)
Deductions
Accumulated depreciation associated with real estate sold	21,602	18,479	5,821
Reclasses to held for sale	—	1,969	—
Balance, end of year	$(556,690)	$(402,747)	$(279,469)

(e)

The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.

(f)	Property is collateral for non-recourse debt obligations totaling $1.9 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2018

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (e)
First mortgage loans:
One restaurant property located in North Carolina	9.09%	4/1/2019	Interest only	Balloon of $0.7 million	None	$722	$722
Three restaurant properties located in Ohio and Pennsylvania (a)	8.50%	4/15/2019	Principal & Interest	Fully amortizing	None	1,115	1,115
One family entertainment property located in Pennsylvania (a)(b)	10.50%	9/30/2019	Principal & Interest	Balloon of $4.4 million	None	4,404	4,404
Three movie theater properties located in North Carolina (c)	8.35%	12/31/2019	Interest only	Balloon of $12.6 million	None	12,610	12,610
Four restaurant properties located in Indiana and Ohio	10.00%	12/31/2019	Principal & Interest	Balloon of $0.9 million	None	1,000	1,000
One health club property located in Illinois	7.75%	7/31/2020	Interest only	Balloon of $4.2 million	None	4,242	4,258
Two farm and ranch supply properties located in Illinois and Indiana	8.00%	9/1/2020	Interest only	Balloon of $11.9 million	None	11,903	11,906
One movie theater property located in California	7.50%	5/1/2021	Principal & Interest	Balloon of $4.7 million	None	5,238	5,260
One health club property located in Washington	7.83%	6/1/2022	Principal & Interest	Balloon of $6.8 million	None	7,200	7,224
One restaurant property located in Kentucky	7.75%	12/31/2022	Interest only	Balloon of $1.5 million	None	1,500	1,503
Two restaurant properties located in Louisiana	8.11%	7/1/2032	Principal & Interest	Balloon of $1.9 million	None	2,124	2,137
Five restaurant properties located in Mississippi	8.17%	7/1/2032	Principal & Interest	Balloon of $5.1 million	None	5,619	5,649
Three restaurant properties located in Idaho and Montana	8.76%	11/1/2036	Principal & Interest	Balloon of $5.1 million	None	7,623	7,655
One automotive repair and maintenance property located in Illinois (d)	8.73%	2/28/2038	Interest only	Fully amortizing	None	2,300	2,300
29 restaurant properties located in Florida, Illinois, Louisiana and Mississippi	8.75%	12/2/2051	Principal & Interest	Fully amortizing	None	23,576	23,803
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,630	3,643
Three mortgage loans secured by one recreation property located in Colorado	8.50%	2/28/2055	Principal & Interest	Fully amortizing	None	30,922	31,408
Three restaurant properties located in Ohio	7.80%	12/31/2055	Principal & Interest	Fully amortizing	None	3,048	3,058
Leasehold interest in an amusement park property located in Ontario, Canada	9.32%	8/1/2056	Principal & Interest	Fully amortizing	None	22,245	22,350
One family entertainment property located in Texas	8.25%	6/30/2058	Principal & Interest	Fully amortizing	None	4,598	4,598
						$155,619	$156,603

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year ended December 31,
	2018	2017	2016
Balance, beginning of year	$131,653	$136,733	$97,007
Additions:
New mortgage loans	29,155	24,952	44,778
Other: Capitalized loan origination costs	53	74	74
Deductions:
Collections of principal (f)	(4,194)	(30,068)	(5,042)
Other: Amortization of loan origination costs	(64)	(38)	(84)
Balance, end of year	$156,603	$131,653	$136,733

(a)	Loan was on nonaccrual status as of December 31, 2018.
(b)	Represents a receivable under a contract for deed transaction; interest rate decreases to 8.75% when outstanding balance is below $3.3 million.
(c)

Loan matured on December 31, 2018 and the parties are currently negotiating the terms of an extension.  The terms of this loan as presented in the table (interest rate, final maturity date and periodic payment terms) reflect the terms for an extension that the Company has offered to the borrower.

(d)	Loans require interest-only payments for a specified period followed by monthly payments of principal and interest.
(e)	The aggregate cost for federal income tax purposes is $156.6 million.
(f)

During the year ended December 31, 2017, one mortgage loan was repaid in full through a $2.0 million non-cash transaction in which the Company purchased the underlying mortgaged property and leased it back to the borrower.

See report of independent registered public accounting firm.