Form 10-Q
period 2019-03-31
STORE CAPITAL Corp
filed 2019-05-03
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	STOR	New York Stock Exchange

As of May 1, 2019, there were 227,070,089 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,402,332	$2,280,280
Buildings and improvements	5,120,324	4,888,440
Intangible lease assets	82,699	85,148
Total real estate investments	7,605,355	7,253,868
Less accumulated depreciation and amortization	(631,989)	(585,913)
	6,973,366	6,667,955
Real estate investments held for sale, net	15,291	—
Operating ground lease assets	22,111	—
Loans and financing receivables	356,999	351,202
Net investments	7,367,767	7,019,157
Cash and cash equivalents	37,352	27,511
Other assets, net	74,223	67,303
Total assets	$7,479,342	$7,113,971

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$135,000
Unsecured notes and term loans payable, net	1,261,023	916,720
Non-recourse debt obligations of consolidated special purpose entities, net	2,037,165	2,008,592
Dividends payable	74,676	72,954
Operating lease liabilities	27,559	—
Accrued expenses, deferred revenue and other liabilities	89,764	117,204
Total liabilities	3,490,187	3,250,470
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 226,290,532 and 221,071,838 shares issued and outstanding, respectively	2,263	2,211
Capital in excess of par value	4,286,250	4,129,082
Distributions in excess of retained earnings	(298,331)	(267,651)
Accumulated other comprehensive loss	(1,027)	(141)
Total stockholders’ equity	3,989,155	3,863,501
Total liabilities and stockholders’ equity	$7,479,342	$7,113,971

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenues	$149,491	$119,900
Interest income on loans and financing receivables	6,631	5,521
Other income	516	421
Total revenues	156,638	125,842
Expenses:
Interest	38,068	29,339
Property costs	2,584	1,341
General and administrative	11,983	10,851
Depreciation and amortization	53,716	42,310
Provisions for impairment	2,610	1,570
Total expenses	108,961	85,411

(Loss) gain on dispositions of real estate	(1,928)	9,634
Income from operations before income taxes	45,749	50,065
Income tax expense	193	105
Net income	$45,556	$49,960

Net income per share of common stock—basic and diluted	$0.20	$0.26
Weighted average common shares outstanding:
Basic	222,184,754	194,686,790
Diluted	222,637,301	194,876,748

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$45,556	$49,960
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedges	(294)	5,654
Cash flow hedge gains reclassified to interest expense	(592)	(108)
Total other comprehensive (loss) income	(886)	5,546
Total comprehensive income	$44,670	$55,506

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	(Loss) Income	Equity
Three months ended March 31, 2019
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501
Net income	—	—	—	45,556	—	45,556
Other comprehensive loss	—	—	—	—	(886)	(886)
Issuance of common stock, net of costs of $2,549	4,978,510	50	158,258	—	—	158,308
Equity-based compensation	386,151	2	1,683	14	—	1,699
Shares repurchased under stock compensation plan	(145,967)	—	(2,773)	(1,535)	—	(4,308)
Common dividends declared ($0.33 per share)	—	—	—	(74,715)	—	(74,715)
Balance at March 31, 2019	226,290,532	$2,263	$4,286,250	$(298,331)	$(1,027)	$3,989,155

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income	Equity
Three months ended March 31, 2018
Balance at December 31, 2017	193,766,854	$1,938	$3,381,090	$(214,845)	$2,759	$3,170,942
Net income	—	—	—	49,960	—	49,960
Other comprehensive income	—	—	—	—	5,545	5,545
Issuance of common stock, net of costs of $1,891	4,114,484	41	98,915	—	—	98,956
Equity-based compensation	276,758	2	1,463	30	—	1,495
Shares repurchased under stock compensation plan	(113,948)	(1)	(2,008)	(826)	—	(2,835)
Common dividends declared ($0.31 per share)	—	—	—	(61,393)	—	(61,393)
Balance at March 31, 2018	198,044,148	$1,980	$3,479,460	$(227,074)	$8,304	$3,262,670

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$45,556	$49,960
Adjustments to net income:
Depreciation and amortization	53,716	42,310
Amortization of deferred financing costs and other noncash interest expense	2,051	2,103
Amortization of equity-based compensation	1,686	1,466
Provisions for impairment	2,610	1,570
Loss (gain) on dispositions of real estate	1,928	(9,634)
Loss (gain) on defeasance/extinguishment of debt	735	(814)
Noncash revenue and other	(20)	(855)
Payments (made) received in settlement of cash flow hedges	(6,735)	4,288
Changes in operating assets and liabilities:
Other assets	(874)	(2,276)
Accrued expenses, deferred revenue and other liabilities	(5,806)	(880)
Net cash provided by operating activities	94,847	87,238
Investing activities
Acquisition of and additions to real estate	(392,306)	(281,297)
Investment in loans and financing receivables	(16,910)	(29,983)
Collections of principal on loans and financing receivables	462	362
Proceeds from dispositions of real estate	7,714	49,815
Net cash used in investing activities	(401,040)	(261,103)
Financing activities
Borrowings under credit facility	291,100	218,000
Repayments under credit facility	(426,100)	(411,000)
Borrowings under unsecured notes and term loans payable	347,410	348,303
Borrowings under non-recourse debt obligations of consolidated special purpose entities	41,690	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(14,092)	(13,101)
Financing and defeasance costs paid	(4,615)	(5,080)
Proceeds from the issuance of common stock	160,858	100,848
Stock issuance costs paid	(2,638)	(1,834)
Shares repurchased under stock compensation plans	(4,308)	(2,835)
Dividends paid	(74,160)	(60,653)
Net cash provided by financing activities	315,145	172,648
Net increase (decrease) in cash, cash equivalents and restricted cash	8,952	(1,217)
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$51,969	$47,961

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$37,352	$35,116
Restricted cash included in other assets	14,617	12,845
Total cash, cash equivalents and restricted cash	$51,969	$47,961

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$13,113	$19,466
Net real estate assets surrendered to lender	—	12,573
Acquisition of collateral property securing a mortgage note receivable	9,170	—
Non-recourse debt forgiven by lender in exchange for collateral assets	—	12,874
Accrued financing and stock issuance costs	51	893
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$33,289	$23,817
Cash paid during the period for income and franchise taxes	57	727

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year.  Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At March 31, 2019 and December 31, 2018, these special purpose entities held assets totaling $6.4 billion and $6.1 billion, respectively, and had third-party liabilities totaling $2.1 billion.  These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Investment Portfolio

STORE Capital invests in real estate assets through three primary transaction types as summarized below.  Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)(ASC Topic 842) which had an impact on certain accounting related to the Company’s investment portfolio.

•

Real Estate Investments – investments are generally made through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them through long-term leases which are generally classified as operating leases; the operators become the Company’s long‑term tenants (its customers). Certain of the lease contracts that are associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which will result in the transaction being accounted for as a financing arrangement due to the adoption of ASC Topic 842 rather than as an investment in real estate subject to an operating lease.

•

Mortgage Loans Receivable – investments are made by issuing mortgage loans to the owner-operators of the real estate that serve as the collateral for the loans and the operators become long-term borrowers and customers of the Company.  On occasion, the Company may also make other types of loans to its customers, such as equipment loans.

•

Hybrid Real Estate Investments – investments are made through modified sale-leaseback transactions, where the Company acquires land from the owner-operators, leases the land back through long-term leases and simultaneously issue mortgage loans to the operators secured by the buildings and improvements on the land.  Prior to 2019, these hybrid real estate investment transactions were generally accounted for as direct financing leases.  Subsequent to the adoption of ASC Topic 842, new or modified hybrid real estate transactions are expected to be accounted for as operating leases of the land and mortgage loans on the buildings and improvements.

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then‑fair market value or the Company’s cost).  Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction subject to a lease contract which contains a purchase option, the Company will account for such acquisition as a financing arrangement and record the investment in loans and financing receivables on the condensed consolidated balance sheet.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases.  The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. Prior to 2019, the Company provided for an estimated reserve for uncollectible straight‑line operating lease receivables based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long‑term receivables. At December 31, 2018, there was $25.7 million of straight‑line operating lease receivables, net of an allowance of $4.3 million.  Subsequent to the adoption of ASC Topic 842 in 2019, the Company reviews its straight-line rental revenue for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues.  The Company had $27.0 million of straight-line operating lease receivables at March 31, 2019.  Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one‑year period or over multiple‑year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

For leases that have contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 2.2% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has generally been less than 0.1% of rental revenues.

The Company reviews its operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of a receivable with respect to any tenant is not probable, a direct write‑off of the receivable is made and any future rental revenue is recognized only when the tenant makes a rental payment.

Direct costs incremental to successful lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. The Company periodically commits to fund the construction of new properties for its customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the Company’s leases are triple net, which means that the lessees are directly responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. For a few lease contracts, the Company collects property taxes from its customers and remits those taxes to governmental authorities.  Subsequent to the adoption of ASC Topic 842, these property tax payments are presented on a gross basis as part of both rental revenues and property costs in the condensed consolidated statements of income.

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors, including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurements below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the three months ended March 31, 2019, the Company recognized an aggregate provision for the impairment of real estate of $2.6 million.  No impairment of real estate was recognized during the three months ended March 31, 2018. The estimated fair value of impaired real estate assets at March 31, 2019 was $10.0 million.

Accounting for Loans Receivable

Classification and Cost

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received.  As of March 31, 2019 and December 31, 2018, the Company had loans receivable with an aggregate outstanding principal balance of $21.1 million and $8.5 million, respectively, on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. At both March 31, 2019 and December 31, 2018, there was $2.5 million of allowance for loan losses.

Accounting for Direct Financing Receivables

Direct financing receivables include hybrid real estate investment transactions completed prior to 2019.  The Company recorded the direct financing receivables at their net investment, determined as the aggregate minimum lease payments and the estimated residual value of the leased property less unearned income. The unearned income is recognized over the life of the related contracts so as to produce a constant rate of return on the net investment in the asset.  Subsequent to the adoption of ASC Topic 842, existing direct financing receivables will continue to be accounted for in the same manner, unless the underlying contracts are modified.

Accounting for Operating Ground Lease Assets

As part of certain real estate investment transactions, the Company may enter into long-term operating ground leases as a lessee.  As a result of the adoption of ASC Topic 842, the Company is required to recognize an operating ground lease (or right-of-use) asset and related operating lease liability for each of these operating ground leases.  Operating ground lease assets and operating lease liabilities are recognized based on the present value of the lease payments.  The Company uses its estimated incremental borrowing rate, which is the estimated rate at which the Company could borrow on a collateralized basis with similar payments over a similar term, in determining the present value of the lease payments.

Many of these operating lease contracts include options for the Company to extend the lease; the option periods are included in the minimum lease term only if it is reasonably likely the Company will exercise the option(s).  Rental expense for the operating ground lease contracts is recognized in property costs on a straight-line basis over the lease term.  Some of the contracts have contingent rent escalators indexed to future increases in the CPI and a few contracts have contingent rentals that are based on a percentage of the gross sales of the property; these payments are recognized in expense as incurred.  The payment obligations under these contracts are typically the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with the respective tenants.  As a result, the Company also recognizes sublease rental revenue on a straight-line basis over the term of the Company’s sublease with the tenant; the sublease income is included in rental revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money‑market funds of a major financial institution, consisting predominantly of U.S. Government obligations.

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $14.6 million and $15.5 million of restricted cash and deposits in escrow at March 31, 2019 and December 31, 2018, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

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

As of March 31, 2019, the Company had one interest rate floor and two interest rate swap agreements in place.  The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4). In December 2018, the Company entered into two treasury lock agreements which were designated as cash flow hedges associated with the expected public offering of the senior unsecured notes issued by the Company at the end of February 2019 (Note 4).  The agreements were settled in accordance with their terms in February 2019 and the Company made an aggregate payment of $6.7 million to the counterparties which was recognized as a deferred loss in accumulated other comprehensive loss.

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the  date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight‑line basis or the amount vested. During the three months ended March 31, 2019, the Company granted RSAs representing 103,633 shares of restricted common stock to its directors and key employees.  During the same period, RSAs representing 131,634 shares of restricted stock vested and RSAs representing 7,038 shares were forfeited.  In connection with the vesting of the RSAs, the Company repurchased 41,915 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of March 31, 2019, the Company had 295,962 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2015 through 2017 contain both a market condition and a service condition and RSUs granted in 2018 and 2019 contain both a market condition and a performance condition as well as a service condition.  The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods.  During the three months ended March 31, 2019, the Company awarded 525,824 RSUs to its executive officers and 87,638 RSUs were forfeited. In connection with the vesting of 289,556 RSUs on December 31, 2018, the Company repurchased 104,052 shares during the three months ended March 31, 2019 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan.  As of March 31, 2019, there were 1,454,047 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2014 and tax returns filed for 2015 through 2018 are subject to examination by these jurisdictions. As of March 31, 2019 and December 31, 2018, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at March 31, 2019 or December 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$45,556	$49,960
Less: earnings attributable to unvested restricted shares	(83)	(76)
Net income used in basic and diluted income per share	$45,473	$49,884
Denominator:
Weighted average common shares outstanding	222,498,630	195,059,642
Less: Weighted average number of shares of unvested restricted stock	(313,876)	(372,852)
Weighted average shares outstanding used in basic income per share	222,184,754	194,686,790
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	452,547	189,958
Weighted average shares outstanding used in diluted income per share	222,637,301	194,876,748

(a)	For the three months ended March 31, 2019 and 2018, excludes 125,317 shares and 105,061 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In February 2016, the FASB issued ASC Topic 842 to amend the accounting for leases. The new standard requires lessees and lessors to classify leases as either finance or operating leases and for lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months.  The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, lease modifications, recognition of a lease-related receivables allowance and lease executory costs for all entities.

The Company adopted ASC Topic 842 on January 1, 2019, using the modified retrospective approach in accordance with the provisions of ASU 2018-11, Leases (Topic 842), Targeted Improvements. As such, the Company’s financial statements only reflect the impact of ASC Topic 842 for the current reporting period. There was no impact to beginning retained earnings at the time of adoption and, therefore, no cumulative-effect adjustment was recorded. Upon adoption the Company elected to use certain practical expedients including:

•

a package of practical expedients allowing the Company to not reassess the classification of existing lease contracts, whether existing or expired contracts contain a lease or whether a portion of initial direct costs for existing leases should have been expensed.

•	a practical expedient allowing the Company to not evaluate land easements that existed prior to or at the time of adoption, as leases in accordance with Topic 842.

The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Although there have been changes in the manner in which initial direct costs are recorded, the amount recorded has remained materially consistent.  While primarily a lessor, the Company is also a lessee under several operating ground lease contracts and under its corporate office lease. Upon adoption of ASC Topic

842, the Company recorded a right-of-use asset and a lease liability of approximately $24.9 million and $25.5 million, respectively, in relation to these leases. For most of the operating ground leases, the sublessees, or the Company’s tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard, these amounts were presented on a net basis; however, such amounts are now presented on a gross basis in the consolidated statements of income as both rental revenue and property costs. ASC Topic 842 also requires the Company to assess the probability of collecting substantially all of its rental revenue and make direct adjustments to rental revenue for operating lease receivables that are not believed to be collectible. As such, the Company will no longer recognize an allowance for doubtful accounts. The new standard had no impact on the Company’s cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that receivables arising from operating leases are within the scope of the leasing standard (Topic 842) discussed above.  This new standard will be effective for the Company on January 1, 2020, with early adoption permitted beginning on January 1, 2019. The Company has loans and direct financing receivables that will be subject to the new guidance and continues to evaluate the impact this new standard will have on its consolidated financial statements.

3. Investments

At March 31, 2019, STORE Capital had investments in 2,334 property locations representing 2,281 owned properties (of which two are accounted for as financing arrangements and 57 are accounted for as direct financing receivables), 20 properties where all the related land is subject to an operating ground lease and 33 properties which secure mortgage loans. The gross investment portfolio totaled $8.0 billion at March 31, 2019 and consisted of the gross acquisition cost of the real estate investments totaling $7.62 billion, loans and financing receivables with an aggregate carrying amount of $357.0 million and operating ground lease assets totaling $22.1 million. As of March 31, 2019, approximately 39% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets.  During the three months ended March 31, 2019, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2018	2,255	$7,605,070
Acquisition of and additions to real estate (a)	83	385,527
Investment in loans and financing receivables	2	16,910
Sales of real estate	(4)	(12,244)
Principal collections on loans and financing receivables (b)	(2)	(9,632)
Operating ground lease assets, net (c)	—	22,111
Provisions for impairment		(2,610)
Other		(3,246)
Gross investments, March 31, 2019 (d)		8,001,886
Less accumulated depreciation and amortization (d)		(634,119)
Net investments, March 31, 2019	2,334	$7,367,767

(a)	Excludes $28.3 million of tenant improvement advances disbursed in 2019 which were accrued as of December 31, 2018 and includes $0.4 million of interest capitalized to properties under construction.
(b)

Includes $9.2 million of non-cash principal collections related to two loans receivable transactions in which the Company acquired two underlying mortgaged properties and leased them back to the borrowers.

(c)

Includes $20.0 million of operating ground lease (or right-of-use) assets recognized upon initial adoption of ASC Topic 842 and $2.1 million of activity (new operating ground lease assets recognized net of asset amortization) during the three months ended March 31, 2019.

(d)	Includes the dollar amount of investments ($17.4 million) and the accumulated depreciation ($2.1 million) related to real estate investments held for sale at March 31, 2019.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental revenues:
Operating leases (a)	$149,507	$120,416
Sublease income - operating ground leases (b)	508	—
Amortization of lease related intangibles and costs	(524)	(516)
Total rental revenues	$149,491	$119,900

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$2,970	$2,849
Sale-leaseback transactions accounted for as financing arrangements	82	—
Direct financing receivables	3,579	2,672
Total interest income on loans and financing receivables	$6,631	$5,521

(a)

For the three months ended March 31, 2019, includes $802,000 of property tax tenant reimbursement revenue and includes $36,000 and $62,000 of variable lease revenue for the three months ended March 31, 2019 and 2018, respectively.

(b)

Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.

In connection with the adoption of ASC Topic 842 in 2019, the Company elected to combine qualifying lease and nonlease components and will not allocate the consideration in its lease contracts to the lease and nonlease components and will instead account for them as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to more than 400 customers geographically dispersed throughout all 50 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2019. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at March 31, 2019, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, the largest customer represented 2.7% of the Company’s total annualized investment portfolio revenues as of March 31, 2019. The Company’s customers operate their businesses across approximately 640 concepts and the largest of these concepts represented 2.4% of the Company’s total annualized investment portfolio revenues as of March 31, 2019.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of March 31, 2019 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	805	$1,288,687	16%
Furniture stores	60	459,312	6
Early childhood education centers	197	444,404	6
Health clubs	78	412,818	5
Movie theaters	40	373,019	5
Farm and ranch supply stores	44	365,105	4
Automotive repair and maintenance	141	321,955	4
All manufacturing industries	222	1,345,121	17
All other service industries	634	2,272,779	28
All other retail industries	113	718,686	9
	2,334	$8,001,886	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at March 31, 2019 was approximately 14 years. Substantially all of the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2019, eight of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2019, were as follows (in thousands):

Remainder of 2019	$461,813
2020	613,279
2021	612,338
2022	612,709
2023	609,785
2024	605,701
Thereafter	5,283,635
Total future minimum rentals	$8,799,260

Substantially all the Company’s leases include one or more renewal options (generally two to four five-year options).  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments do not include any contingent rentals such as lease escalations based on future changes in CPI.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31,	December 31,
	2019	2018
In-place leases	$53,758	$54,293
Ground lease-related intangibles	19,449	21,363
Above-market leases	9,492	9,492
Total intangible lease assets	82,699	85,148
Accumulated amortization	(30,610)	(29,223)
Net intangible lease assets	$52,089	$55,925

Aggregate lease intangible amortization included in expense was $1.7 million and $1.4 million during the three months ended March 31, 2019 and 2018, respectively.  The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.3 million during both the three months ended March 31, 2019 and 2018.

Based on the balance of the intangible assets at March 31, 2019, the aggregate amortization expense is expected to be $3.9 million for the remainder of 2019, $4.7 million in 2020, $4.5 million in 2021, $4.3 million in 2022, $3.8 million in 2023 and $3.1 million in 2024; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.8 million for the remainder of 2019, $1.1 million in 2020, $0.6 million in 2021 and $0.4 million in each of the years 2022 through 2024.  The weighted average remaining amortization period is approximately nine years for the in‑place lease intangibles, approximately 45 years for the amortizing ground lease-related intangibles and approximately six years for the above‑market lease intangibles.

Loans and Financing Receivables

At March 31, 2019, the Company held 39 loans receivable with an aggregate carrying amount of $174.3 million. Twenty-two of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property. Nine of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. The other loans are primarily loans secured by a tenant’s equipment or other assets and generally require the borrower to make monthly interest‑only payments with a balloon payment at maturity.

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	March 31,	December 31,
Type	Rate (a)	Date	2019	2018
Nine mortgage loans receivable	8.35%	2019 - 2022	$41,037	$49,934
Four mortgage loans receivable	8.49%	2032 - 2038	17,643	17,666
Nine mortgage loans receivable (b)	8.62%	2051 - 2059	103,354	88,019
Total mortgage loans receivable			162,034	155,619
Seventeen equipment and other loans receivable	8.79%	2019 - 2025	13,561	12,013
Total principal amount outstanding—loans receivable			175,595	167,632
Unamortized loan origination costs			1,219	1,249
Allowance for loan losses			(2,538)	(2,538)
Sale-leaseback transactions accounted for as financing arrangements (c)	8.24%	2034	11,915	—
Direct financing receivables			170,808	184,859
Total loans and financing receivables			$356,999	$351,202

(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)

In accordance with ASC Topic 842, represents transactions accounted for as financing arrangements rather than as an investment in real estate subject to an operating lease.  Interest rate shown is the initial rental or capitalization rate on the lease; the lease matures in 2034 and the purchase option expires in 2029.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2019	$3,016	$21,588	$24,604
2020	1,943	10,701	12,644
2021	1,179	7,864	9,043
2022	955	8,474	9,429
2023	865	1,203	2,068
2024	904	—	904
Thereafter	104,854	12,049	116,903
Total principal payments	$113,716	$61,879	$175,595

As of March 31, 2019 and December 31, 2018, the Company had $170.8 million and $184.9 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Minimum lease payments receivable	$391,005	$424,305
Estimated residual value of leased assets	22,610	24,053
Unearned income	(242,807)	(263,499)
Net investment	$170,808	$184,859

As of March 31, 2019, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $12.4 million for the remainder of 2019 and average approximately $16.8 million for each of the next five years.

Operating Ground Lease Assets

As of March 31, 2019, STORE Capital had operating ground lease assets aggregating $22.1 million.  Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants.  During the three months ended March 31, 2019 and 2018, the Company recognized $524,000 and $7,000, respectively, of total lease cost for these operating ground lease assets; for the three months ended March 31, 2019, the Company also recognized in rental revenues $508,000 of sublease revenue associated with its operating ground leases.  The Company’s ground leases have remaining terms ranging from one year to 93 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years.  The weighted average remaining non-cancelable lease term for the ground leases was 25 years at March 31, 2019.  The weighted average discount rate used in calculating the operating lease liabilities was 6.1%.

The future minimum lease payments to be paid under the operating ground leases as of March 31, 2019 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2019	$22	$1,830	$1,852
2020	31	1,953	1,984
2021	31	1,792	1,823
2022	31	1,742	1,773
2023	31	5,493	5,524
2024	31	1,417	1,448
Thereafter	3,075	31,336	34,411
Total lease payments	3,252	45,563	48,815
Less imputed interest	(2,646)	(23,909)	(26,555)
Total operating lease liabilities - ground leases	$606	$21,654	$22,260

(a)

STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $45.6 million commitment, $16.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.  The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At March 31, 2019, the Company had no borrowings outstanding on the facility.

Borrowings under the facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 0.825% to 1.55%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%. The credit spread used is based on the Company’s credit rating as defined in the credit agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%.  Currently, the applicable credit spread for LIBOR-based borrowings is 1.00% and the facility fee is 0.20%.

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $4.9 billion at March 31, 2019.

The facility is recourse to the Company and, as of March 31, 2019, the Company was in compliance with the covenants under the facility.

At March 31, 2019 and December 31, 2018, unamortized financing costs related to the Company’s credit facility totaled $2.9 million and $3.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above.  Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2019, the Company was in compliance with its covenants under the NPAs.

In both March 2018 and February 2019, the Company completed public offerings of $350 million in aggregate principal amount of senior unsecured notes (Public Notes). The Public Notes have coupon rates of 4.50% and 4.625%, respectively, and interest is payable semi-annually in arrears in March and September of each year. The notes were issued at 99.515% and 99.260%, respectively, of their principal amounts.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.  As of March 31, 2019, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan and, in March 2017, the Company entered into a second $100 million floating-rate, unsecured term loan.  This second loan was originally a two-year loan; in March 2019, the Company amended the related credit agreement and extended the original loan for one year to March 2020, while retaining the three one-year extension options.  The interest rate on these loans resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.10% for the 2016 loan and 1.00% for the amended 2017 loan.  The Company has entered into interest rate swap agreements that effectively convert the variable interest rate on the 2016 term loan to a fixed rate. The term loans were arranged with lenders who also participate in the Company’s unsecured revolving credit facility. The financial covenants of the term loans match the covenants of the unsecured credit facility. The term loans are senior unsecured obligations of the Company and may be prepaid at any time without penalty.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		March 31,	December 31,
	Date	Rate		2019	2018
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	—
Total notes payable				1,075,000	725,000
Term Loans:
Term Loan issued March 2017	Mar. 2020	3.49	% (a)	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44	% (b)	100,000	100,000
Total term loans				200,000	200,000
Unamortized discount				(4,088)	(1,563)
Unamortized deferred financing costs				(9,889)	(6,717)
Total unsecured notes and term loans payable, net				$1,261,023	$916,720

(a)	Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.00% at March 31, 2019.
(b)

Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at March 31, 2019.  The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of March 31, 2019.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained each of the Class B notes which aggregate $147.0 million at March 31, 2019.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of March 31, 2019, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.7 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $353.3 million at March 31, 2019.

The mortgage notes payable, which are obligations of the consolidated special purpose entities described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non‑recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants.  In March 2019, in connection with the pending disposition of a property that served as collateral for a note payable, the Company, through an indirect wholly owned subsidiary, entered into an agreement to defease the remaining outstanding principal balance of $6.7 million under the note payable. As a result of this agreement, the Company made a $7.4 million defeasance payment (including expenses), the collateral was released, and the Company was released from all obligations associated with the note payable. The Company recognized a $0.7 million loss associated with the defeasance, which is included in interest expense on the condensed consolidated statement of income.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		March 31,	December 31,
	Date	Rate		2019	2018
Non-recourse net-lease mortgage notes:
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		$70,230	$70,589
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		117,100	117,250
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		93,140	93,258
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		91,334	91,841
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		87,860	88,320
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		91,208	91,675
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		136,617	136,792
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		148,709	149,484
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,896	49,958
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		264,712	265,050
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		191,241	192,187
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		130,358	130,984
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		226,037	227,215
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		163,658	163,863
Total non-recourse net-lease mortgage notes				1,862,100	1,868,466
Non-recourse mortgage notes payable:
$7,750 note issued February 2013				—	6,723
$6,500 note issued December 2012	Dec. 2019	4.806%		5,515	5,560
$16,100 note issued February 2014	Mar. 2021	4.83%		14,283	14,388
$13,000 note issued May 2012	May 2022	5.195%		10,992	11,081
$26,000 note issued August 2012	Sept. 2022	5.05%		22,138	22,315
$6,400 note issued November 2012	Dec. 2022	4.707%		5,452	5,496
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,247	10,328
$17,500 note issued August 2013	Sept. 2023	5.46%		15,474	15,583
$10,075 note issued March 2014	Apr. 2024	5.10%		9,319	9,365
$65,000 note issued June 2016	Jul. 2026	4.75%		62,334	62,609
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	—
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,925	5,957
Total non-recourse mortgage notes payable				203,369	169,405
Unamortized discount				(436)	(455)
Unamortized deferred financing costs				(27,868)	(28,824)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,037,165	$2,008,592

(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of March 31, 2019, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of March 31, 2019, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2019	$22,338	$5,394	$27,732
2020	29,607	167,848	197,455
2021	26,282	229,366	255,648
2022	26,114	200,829	226,943
2023	21,799	265,357	287,156
2024	17,094	426,914	444,008
Thereafter	37,342	1,864,185	1,901,527
	$180,576	$3,159,893	$3,340,469

5. Stockholders’ Equity

In November 2018, the Company established its third “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell registered shares of its common stock through a group of banks acting as its sales agents.  Under this program, the Company can offer and sell up to a maximum amount of $750 million of common stock (the 2018-2 ATM Program).

The following tables outline the common stock issuances under the 2018-2 ATM Program (in millions except share and per share information):

	Three Months Ended March 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	4,978,510	$32.31	$160.9	$(2.4)	$(0.2)	$158.3
Total	4,978,510	$32.31	$160.9	$(2.4)	$(0.2)	$158.3

	Inception of Program Through March 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	13,211,252	$30.73	$406.0	$(6.1)	$(0.5)	$399.4
Total	13,211,252	$30.73	$406.0	$(6.1)	$(0.5)	$399.4

The Company declared dividends payable to common stockholders totaling $74.7 million and $61.4 million during the three months ended March 31, 2019 and 2018, respectively.

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.  As of March 31, 2019, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $106.8 million, of which $101.6 million is expected to be funded in the next twelve months.  These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027; the lease allows for one five-year renewal period at the option of the Company.  During both the three months ended March 31, 2019 and 2018, total rent expense was $180,000 which is included in general and administrative expense on the condensed consolidated statements of income. At March 31, 2019, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $553,000 for the remainder of 2019, $748,000 in 2020, $762,000 in 2021, $776,000 in 2022, $790,000 in 2023, $804,000 in 2024 and $2.1 million thereafter.  Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at March 31, 2019, the balance of the right-of-use asset was $4.7 million, which is included in other assets, net on the condensed consolidated balance sheet, and the balance of the related lease liability was $5.3 million, using a discount rate of 5.3%.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis.  Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.  The fair value of the Company’s derivative instruments was an asset of $1.8 million at March 31, 2019 and an asset of $253,000 and a liability of $4.3 million at December 31, 2018; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2019, these debt obligations had a carrying value of $3,298.2 million and an estimated fair value of $3,441.2 million. At December 31, 2018, these debt obligations had an aggregate carrying value of $2,925.3 million and an estimated fair value of $2,988.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 22, 2019.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made significant changes to the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders, generally effective for tax years beginning after December 31, 2017.  We believe our analysis and computations of the tax effects of the TCJA (including issued guidance) are properly reflected in our financial statements.  Future technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may increase the uncertainty as to the long-term effect of the TCJA on us.

Our shares of common stock have been listed on the New York Stock Exchange since our initial public offering, or IPO, in November 2014 and trade under the ticker symbol “STOR.”

Since our inception in 2011, we have selectively originated over $8.7 billion of real estate investments. As of March 31, 2019, our investment portfolio totaled approximately $8.0 billion, consisting of investments in 2,334 property locations across all 50 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of March 31, 2019, approximately 98% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2019, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five‑year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost).

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

Liquidity and Capital Resources

At the beginning of 2019, our real estate investment portfolio totaled $7.6 billion, consisting of investments in 2,255 property locations with base rent and interest due from our customers aggregating approximately $51.2 million per month, excluding future rent payment escalations. As of March 31, 2019, our investment portfolio had grown to approximately $8.0 billion, consisting of investments in 2,334 property locations with base rent and interest due from our customers aggregating approximately $53.9 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us.  When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property.  The lease contracts related to just four of our properties are due to expire during the remainder of 2019; 85% of our leases have ten years or more remaining in their base lease term.  As of March 31, 2019, eight of our 2,334 properties were vacant and not subject to a lease, which represents a 99.7% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations.  The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders in the form of dividends.  When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of March 31, 2019, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $106.8 million, of which $101.6 million is expected to be funded in the next twelve months.

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

As of March 31, 2019, substantially all of our long‑term debt was fixed‑rate debt or was effectively converted to a fixed‑rate for the term of the debt and our weighted average debt maturity was 6.4 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, stable outlook, from Moody’s Investors Service and BBB, stable outlook, by both S&P Global Ratings and Fitch Ratings.  In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio).

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of March 31, 2019, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 67% and approximately 39% of our investment portfolio serves as collateral for this long-term debt. The remaining 61% of our portfolio properties, aggregating approximately $4.9 billion at March 31, 2019, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially now that we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long‑term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long‑term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi‑year term with extension options in order to reduce the risk that short‑term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of the STORE Master Funding Series 2018-1 notes issuance in October 2018, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes that were scheduled to mature in 2020. During 2018, we also repaid two maturing secured notes payable totaling approximately $24.0 million which had a weighted average interest rate of 5.1%. Aside from one variable-rate $100 million extendable bank term loan scheduled to mature in March 2020, there are now no other significant debt maturities until 2021.  Similar to these STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. At March 31, 2019, we had no borrowings outstanding under our unsecured credit facility.

Our unsecured credit facility has an immediate availability of $600 million and an accordion feature of $800 million, which gives us a maximum borrowing capacity of $1.4 billion.  The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions. Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.825% to 1.55%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%.  The credit spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%. The currently applicable credit spread for LIBOR-based borrowings is 1.00% and the facility fee is 0.20%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $4.9 billion at March 31, 2019. The facility is recourse to us and, as of March 31, 2019, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In February 2019, we completed our second issuance of underwritten public notes in an aggregate principal amount of $350.0 million.  These senior unsecured notes, which were issued at 99.260% of their principal amount, are due in March 2029 and bear a coupon rate of 4.625%; similar to our first issuance of public notes in March 2018, interest on these notes will be paid semi-annually in March and September of each year.  In December 2018, we entered into two treasury-lock agreements, which limited our exposure to increases in the 10-year treasury rate until the time the notes were issued; we made an aggregate cash payment of $6.7 million to the counterparties upon settlement of the agreements in February 2019, increasing the effective yield on these public notes to just under 5.0%.  The net proceeds from the issuance of these notes were primarily used to pay down outstanding balances on our revolving credit facility.  The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness.  As of March 31, 2019, we were in compliance with these covenants.  Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured credit facility. In March 2019, we amended the related credit agreement, lowered the related credit spread by 10 basis points and extended the original term of the $100 million bank term loan (originally issued in March 2017) for one year to March 2020, while retaining the three one-year extension options.  The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.00%.  The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.3 billion as of March 31, 2019.

Non-recourse Secured Debt

As of March 31, 2019, approximately 34% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset‑backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and we believe it broadens the market for our STORE Master Funding debt program and gives us access to lower cost secured debt. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings.  We have historically retained the Class B notes of each series, which aggregated $147.0 million in principal amount outstanding at March 31, 2019 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short‑term borrowings as we have done from time to time in the past.

The ABS notes outstanding at March 31, 2019 totaled $1.9 billion in Class A principal amount and were supported by a collateral pool of approximately $2.7 billion representing 993 property locations operated by

175 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the three months ended March 31, 2019, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $25 million on cash collections of $55 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.8 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net‑lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

To a lesser extent, we also may obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non‑recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. In March 2019, we obtained $41.7 million of discrete mortgage debt secured by approximately $64.3 million of specific properties; this debt carries a fixed rate of 4.80% and is due in March 2029. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.  In March 2019, in connection with the pending disposition of a property that served as collateral for a note payable, we entered into an agreement to defease the remaining $6.7 million principal balance of the note payable. As a result of this agreement, we made a $7.4 million defeasance payment (including expenses), the collateral was released, and we were released from all obligations associated with the note payable.

Debt Summary

As of March 31, 2019, our aggregate secured and unsecured long‑term debt had an outstanding principal balance of $3.3 billion, a weighted average maturity of 6.4 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2019:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,862	$2,748	$—	$2,748
Other mortgage notes payable	203	353	—	353
Unsecured notes and term loans payable	1,275	—	—	—
Unsecured credit facility	—	—	—	—
Total debt	3,340	3,101	—	3,101
Unencumbered real estate assets	—	3,819	1,082	4,901
	$3,340	$6,920	$1,082	$8,002

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

Equity

We access the equity markets in various ways.  In November 2018, we established our third “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents.  Under this program, we can offer and sell up to a maximum amount of $750 million of common stock (the 2018-2 ATM Program).

The following tables outline the common stock issuances under this program (in millions except share and per share information):

	Three Months Ended March 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	4,978,510	$32.31	$160.9	$(2.4)	$(0.2)	$158.3
Total	4,978,510	$32.31	$160.9	$(2.4)	$(0.2)	$158.3

	Inception of Program Through March 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	13,211,252	$30.73	$406.0	$(6.1)	$(0.5)	$399.4
Total	13,211,252	$30.73	$406.0	$(6.1)	$(0.5)	$399.4

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the three months ended March 31, 2019 increased by $7.6 million over the same period in 2018, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rent and interest revenues.  Cash flows from operations for the three months ended March 31, 2019 include a $6.7 million payment we made in settlement of two treasury lock agreements; for the same period in 2018, cash flows from operations include a $4.3 million payment we received in settlement of a similar agreement.  Investment activity in real estate, loans and financing receivables during the first three months of 2019 was $97.9 million higher than the same period in 2018 and was primarily funded, in both periods, with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Net cash provided by financing activities was higher for the three months ended March 31, 2019 as compared to the same period in 2018 primarily as a result of $59.2 million of additional net proceeds from the issuance of stock and $41.3 million of additional net proceeds from the issuance of long-term borrowings in 2019.  Additionally, we paid dividends to our stockholders totaling $74.2 million and $60.7 million during the first three months of 2019 and 2018, respectively.  We increased our quarterly dividend in the third quarter of 2018 by 6.5% to an annualized $1.32 per common share.

	March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$94,847	$87,238
Net cash used in investing activities	(401,040)	(261,103)
Net cash provided by financing activities	315,145	172,648
Net increase (decrease) in cash, cash equivalents and restricted cash	8,952	(1,217)
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$51,969	$47,961

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$37,352	$35,116
Restricted cash included in other assets	14,617	12,845
Total cash, cash equivalents and restricted cash	$51,969	$47,961

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease.  As disclosed in Liquidity and Capital Resources, during the three months ended March 31, 2019, we issued $350.0 million in aggregate principal amount of long-term unsecured debt which has an interest rate of 4.625% and matures in March 2029 and $41.7 million of secured, amortizing long-term debt which has an interest rate of 4.80% and matures in March 2029.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2019 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report; as described in Note 2 to the Condensed Consolidated Financial Statements included in this quarterly report, we adopted Accounting Standards Codification Topic 842, Leases (ASC Topic 842) as of January 1, 2019 and have updated our accounting policies as required by that adoption.

Real Estate Portfolio Information

As of March 31, 2019, our total investment in real estate and loans approximated $8.0 billion, representing investments in 2,334 property locations, substantially all of which are profit centers for our customers.  These investments generate cash flows from approximately 700 contracts predominantly structured as net leases.  The weighted average non‑cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified.  As of March 31, 2019, our 2,334 property locations were operated by 447 customers across all 50 states.  Our largest customer represented approximately 2.7% of our portfolio at March 31, 2019, and our top ten largest customers represented 18.0% of annualized base rent and interest.  Our customers operate their businesses across more than 630 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on March 31, 2019, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of March 31, 2019, our 2,334 property locations were operated by 447 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	2.7%	23
Fleet Farm Group LLC	2.4	9
Bass Pro Group, LLC (Cabela's)	2.0	9
Cadence Education, Inc. (Early childhood/elementary education)	1.7	42
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.7	14
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.6	22
Stratford School, Inc. (Elementary and middle schools)	1.6	17
Zips Holdings, LLC	1.5	42
US LBM Holdings, LLC (Building materials distribution)	1.4	46
CWGS Group, LLC (Camping World/Gander Outdoors)	1.4	19
All other (437 customers)	82.0	2,091
Total	100.0%	2,334

Diversification by Concept

As of March 31, 2019, our customers operated their businesses across more than 630 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Ashley Furniture HomeStore	2.4%	31
Fleet Farm	2.4	9
Cabela's	1.9	8
Art Van Furniture	1.9	16
AMC Theaters	1.7	14
Big R Stores	1.5	26
Zips Car Wash	1.5	42
America's Auto Auction	1.3	7
Stratford School	1.1	4
Popeyes Louisiana Kitchen	1.1	63
All other (628 concepts)	83.2	2,114
Total	100.0%	2,334

Diversification by Industry

As of March 31, 2019, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy.  The following table summarizes those industries into 74 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	10.8%	411	2,778
Restaurants—limited service	5.5	394	1,040
Early childhood education centers	5.7	197	2,190
Health clubs	5.3	78	2,348
Movie theaters	4.8	40	1,937
Family entertainment centers	3.9	38	1,290
Automotive repair and maintenance	3.8	141	679
All other service (28 industry groups)	24.6	596	17,282
Total service	64.4	1,895	29,544
Retail:
Furniture stores	5.6	60	3,618
Farm and ranch supply stores	4.4	44	4,110
All other retail (14 industry groups)	8.4	113	4,919
Total retail	18.4	217	12,647
Manufacturing:
Metal fabrication	4.0	63	7,591
All other manufacturing (22 industry groups)	13.2	159	19,209
Total manufacturing	17.2	222	26,800
Total	100.0%	2,334	68,991

Diversification by Geography

Our portfolio is also highly diversified by geography, as our 2,334 property locations can be found in all 50 states.  The following table details the top ten geographical locations of the properties as of March 31, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	11.2%	235
Illinois	6.3	143
Florida	6.0	140
Ohio	5.6	137
Georgia	5.1	142
Michigan	4.6	88
California	4.1	40
Tennessee	4.0	99
Pennsylvania	4.0	77
Minnesota	3.9	80
All other (40 states) (1)	45.2	1,153
Total	100.0%	2,334

(1)	Includes one property in Ontario, Canada which represents 0.3% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of March 31, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2019	0.7%	16
2020	0.5	11
2021	0.6	7
2022	0.4	7
2023	1.0	26
2024	0.7	17
2025	1.4	23
2026	2.0	54
2027	3.3	60
2028	4.7	80
Thereafter	84.7	2,025
Total	100.0%	2,326

(1)	Expiration year of contracts in place as of March 31, 2019 and excludes any tenant option renewal periods.
(2)	Excludes eight properties which were vacant and not subject to a lease as of March 31, 2019.

Results of Operations

Overview

As of March 31, 2019, our real estate investment portfolio had grown to approximately $8.0 billion, consisting of investments in 2,334 property locations in all 50 states, operated by nearly 450 customers in various industries. Approximately 96% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 4% represents mortgage loan and financing receivables primarily on commercial real estate buildings (located on land we own and lease to our customers) and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,		Increase
(In thousands)	2019	2018	(Decrease)
Total revenues	$156,638	$125,842	$30,796
Expenses:
Interest	38,068	29,339	8,729
Property costs	2,584	1,341	1,243
General and administrative	11,983	10,851	1,132
Depreciation and amortization	53,716	42,310	11,406
Provisions for impairment	2,610	1,570	1,040
Total expenses	108,961	85,411	23,550

(Loss) gain on dispositions of real estate	(1,928)	9,634	(11,562)
Income from operations before income taxes	45,749	50,065	(4,316)
Income tax expense	193	105	88
Net income	$45,556	$49,960	$(4,404)

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $6.5 billion in gross investment amount representing 2,000 properties as of March 31, 2018 to approximately $8.0 billion in gross investment amount representing 2,334 properties at March 31, 2019. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $7.8 billion in 2019 and $6.3 billion in 2018. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. Similarly, the full revenue impact of acquisitions made during the first quarter of 2019 will not be seen until the second quarter of 2019.  A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.

The initial rental or capitalization rates we achieve on sale‑leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale‑leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third‑party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the first quarter of 2019, the weighted average lease rate attained on our new investments was comparable to the same period in 2018 but represented a small decrease from lease rates attained during the latter half of 2018. Based on our experience, our expectations for the future include the possibility that we could see similar slight movements in lease rates as market interest rates change. The weighted average initial capitalization rate on the properties we acquired during the first quarters of 2019 and 2018 was 7.8%.

Interest Expense

We fund the growth in our real estate investment portfolio with excess cash flow from our operations after dividends and principal payments on debt, net proceeds from periodic sales of real estate, net proceeds from equity issuances and proceeds from issuances of long‑term fixed-rate debt.  We use our unsecured revolving credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the periods presented.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest expense - credit facility	$1,538	$1,982
Interest expense - credit facility fees	300	273
Interest expense - long-term debt (secured and unsecured)	33,861	26,192
Capitalized interest	(417)	(397)
Loss (gain) on defeasance/extinguishment of debt	735	(814)
Amortization of deferred financing costs and other	2,051	2,103
Total interest expense	$38,068	$29,339
Credit facility:
Average debt outstanding	$173,257	$305,100
Average interest rate during the period (excluding facility fees)	3.6%	2.6%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,095,197	$2,394,911
Average interest rate during the period	4.4%	4.4%

The average amount of long-term debt outstanding was approximately $3.1 billion during the three months ended March 31, 2019 up from approximately $2.4 billion for the same period in 2018, making it the primary driver for the increase in interest expense on long-term debt.  Long-term debt added after March 31, 2018 primarily consisted of $350 million of 4.625% senior unsecured notes issued in February 2019 and $592 million of STORE Master Funding Series 2018-1 notes issued in October 2018 which bear a weighted average interest rate of 4.34%. As part of the Series 2018-1 note issuance in October, we prepaid, without penalty, STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes aggregating approximately $233.3 million at the time of prepayment; these notes were scheduled to mature in 2020 and bore interest rates of 4.16% and 4.37%, respectively.  As of March 31, 2019, we had $3.3 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

Interest expense for the three months ended March 31, 2019 included a $0.7 million loss incurred in connection with the defeasance of secured debt on a property pending disposition; we made a $7.4 million payment (including expenses) to defease the note payable, which had a remaining outstanding principal balance of $6.7 million.  Interest expense for the three months ended March 31, 2018 included a $0.8 million gain on the extinguishment of debt.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense, excluding facility fees, associated with our revolving credit facility decreased to $1.5 million during the first quarter of 2019, down from $2.0 million for the same period in 2018.  This decrease is due to lower average borrowings outstanding on our revolving credit facility, which decreased from $305.1 million during the first quarter of 2018 to $173.3 million during the same period in 2019.  This was partially offset by an increase in the weighted average interest rate incurred on our borrowings due to increases in one-month LIBOR.  During the first quarter of 2019, the average one-month LIBOR was approximately 0.8% higher than during 2018. The amount and timing of real estate acquisition activity and long-term debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.4 million during both the three months ended March 31, 2019 and 2018.

Property Costs

Approximately 98% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2019, we owned eight properties that were vacant and not subject to a lease and the lease contracts related to just four properties we own are due to expire during the remainder of 2019. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

As of March 31, 2019, we had operating ground leases entered into as part of several real estate investment transactions.  As a result of the adoption of ASC Topic 842 on January 1, 2019, the ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. Prior to 2019, the ground lease payments made directly by our tenants to the ground lessor had been presented on a net basis in our consolidated statements of income. Also as a result of the adoption of ASC Topic 842, for the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we now reflect those payments on a gross basis as both rental revenue and as property costs; prior to 2019, those property taxes were presented on a net basis in the consolidated statements of income.

The following is a summary of property cost expenses (in thousands):

	Three Months Ended March 31,
	2019	2018
Property-level operating costs (a)	$1,141	$1,217
Ground lease-related intangibles amortization expense	117	117
Operating ground lease payments made by STORE Capital	5	7
Operating ground lease payments made by STORE Capital tenants	370	—
Operating ground lease straight-line rent expense	149	—
Property tax impound payments collected	802	—
Total property costs	$2,584	$1,341

(a)

Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $12.0 million for the three months ended March 31, 2019 as compared to $10.9 million for the same period in 2018 with the increase primarily due to the growth of our portfolio and related staff additions. Certain expenses, such as property‑related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. During the third quarter of 2018, we transitioned the outsourced administrative portion of our portfolio servicing to a new provider, reducing the base cost for these services. Our employee base grew from 86 employees at March 31, 2018 to 92 employees as of March 31, 2019. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $42.3 million for the three months ended March 31, 2018 to $53.7 million for the comparable period in 2019.

Provisions for Impairment

During the three months ended March 31, 2019, we recognized $2.6 million in provisions for the impairment of real estate.  During the three months ended March 31, 2018, we recognized a $1.6 million provision for loan losses associated with one loan receivable.

(Loss) Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended March 31, 2019, we recognized a $1.9 million aggregate net loss on the sale of four properties.  In comparison, for the three months ended March 31, 2018, we recognized a $9.6 million aggregate net gain on the sale of 22 properties.

Net Income

For the three months ended March 31, 2019, our net income was $45.6 million, reflecting a decrease from $50.0 million for the same period a year ago. The change in net income is comprised of an increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, offset by the impact of losses on dispositions of real estate recognized during 2019 versus gains on dispositions recognized in 2018 as described above.

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

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains (or losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional non-cash revenues and expenses such as straight‑line rents, including construction period rent deferrals, and the amortization of deferred financing costs, stock‑based compensation and lease-related intangibles as such items may cause short-term fluctuations in net income but have no impact on long-term operating performance. We believe that these costs are not an ongoing cost of the portfolio in place at the end of each reporting period and, for these reasons, the portion expensed is added back when computing AFFO.  As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income.  STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net Income	$45,556	$49,960
Depreciation and amortization of real estate assets	53,639	42,068
Provision for impairment of real estate	2,610	—
Loss (gain) on dispositions of real estate, net of tax (a)	1,928	(9,578)
Funds from Operations	103,733	82,450
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(1,253)	(1,829)
Construction period rent deferrals	608	717
Amortization of:
Equity-based compensation	1,686	1,466
Deferred financing costs and other noncash interest expense	2,051	2,103
Lease-related intangibles and costs	693	640
Provision for loan losses	—	1,570
Capitalized interest	(418)	(397)
Loss (gain) on defeasance/extinguishment of debt	735	(814)
Adjusted Funds from Operations	$107,835	$85,906

(a)	For the three months ended March 31, 2018, includes $56,000 of income tax expense associated with gains recognized on the dispositions of certain properties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At March 31, 2019, substantially all of our long‑term debt carried a fixed interest rate, or was effectively converted to a fixed‑rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.4 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR.  The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At March 31, 2019, the Company does have contracts that are indexed to LIBOR, including its unsecured revolving credit facility, and continues to monitor this activity and evaluate the related risks.

See our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of March 31, 2019, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of March 31, 2019 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the Securities and Exchange Commission on February 22, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2019, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the first quarter of 2019 were in connection with this tax withholding obligation.  During the three months ended March 31, 2019, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2019 through January 31, 2019	104,052	$28.31
February 1, 2019 through February 28, 2019	41,915	$32.51
March 1, 2019 through March 31, 2019	-	$-
Total	145,967	$29.52

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit	Description	Location
10.1

First Amendment, dated as of March 27, 2019, to Amended and Restated Credit Agreement, dated as of February 9, 2018, by and among STORE Capital Corporation, as borrower, KeyBank National Association as lender and administrative agent, the other lenders parties thereto, KeyBank Capital Markets Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, and BMO Harris Bank N.A., Capital One Bank, Regions Bank, Suntrust Bank and U.S. Bank National Association, as co-documentation agents.

Filed herewith.
10.2	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2019)	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: May 3, 2019	By:	/s/ Catherine Long
Catherine Long
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)