Form 10-Q
period 2019-06-30
STORE CAPITAL Corp
filed 2019-08-02
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 230,978,380 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,453,975	$2,280,280
Buildings and improvements	5,246,800	4,888,440
Intangible lease assets	81,421	85,148
Total real estate investments	7,782,196	7,253,868
Less accumulated depreciation and amortization	(677,547)	(585,913)
	7,104,649	6,667,955
Real estate investments held for sale, net	18,361	—
Operating ground lease assets	21,857	—
Loans and financing receivables	454,464	351,202
Net investments	7,599,331	7,019,157
Cash and cash equivalents	25,368	27,511
Other assets, net	75,275	67,303
Total assets	$7,699,974	$7,113,971

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$73,000	$135,000
Unsecured notes and term loans payable, net	1,261,533	916,720
Non-recourse debt obligations of consolidated special purpose entities, net	2,031,149	2,008,592
Dividends payable	76,009	72,954
Operating lease liabilities	27,356	—
Accrued expenses, deferred revenue and other liabilities	112,438	117,204
Total liabilities	3,581,485	3,250,470
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 230,330,323 and 221,071,838 shares issued and outstanding, respectively	2,303	2,211
Capital in excess of par value	4,424,885	4,129,082
Distributions in excess of retained earnings	(306,573)	(267,651)
Accumulated other comprehensive loss	(2,126)	(141)
Total stockholders’ equity	4,118,489	3,863,501
Total liabilities and stockholders’ equity	$7,699,974	$7,113,971

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$155,464	$124,413	$304,955	$244,313
Interest income on loans and financing receivables	7,841	6,279	14,472	11,800
Other income	482	513	998	934
Total revenues	163,787	131,205	320,425	257,047
Expenses:
Interest	39,429	31,925	77,497	61,264
Property costs	2,014	741	4,598	2,082
General and administrative	14,266	10,852	26,249	21,703
Depreciation and amortization	55,000	44,216	108,716	86,526
Provisions for impairment	—	1,038	2,610	2,608
Total expenses	110,709	88,772	219,670	174,183

Gain on dispositions of real estate	15,033	19,957	13,105	29,591
Income from operations before income taxes	68,111	62,390	113,860	112,455
Income tax expense	147	189	340	294
Net income	$67,964	$62,201	$113,520	$112,161

Net income per share of common stock—basic and diluted	$0.30	$0.31	$0.50	$0.57
Weighted average common shares outstanding:
Basic	227,702,281	199,514,368	224,958,759	197,113,915
Diluted	228,242,754	200,142,303	225,463,928	197,531,008

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$67,964	$62,201	$113,520	$112,161
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedges	(874)	588	(1,168)	6,242
Cash flow hedge gains reclassified to interest expense	(225)	(374)	(817)	(482)
Total other comprehensive (loss) income	(1,099)	214	(1,985)	5,760
Total comprehensive income	$66,865	$62,415	$111,535	$117,921

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	(Loss) Income	Equity
Three months ended June 30, 2019
Balance at March 31, 2019	226,290,532	$2,263	$4,286,250	$(298,331)	$(1,027)	$3,989,155
Net income	—	—	—	67,964	—	67,964
Other comprehensive loss	—	—	—	—	(1,099)	(1,099)
Issuance of common stock, net of costs of $2,163	4,027,136	40	135,665	—	—	135,705
Equity-based compensation	17,844	2	3,070	—	—	3,072
Shares repurchased under stock compensation plan	(5,189)	(2)	(100)	(79)	—	(181)
Common dividends declared ($0.33 per share) and dividend equivalents on restricted stock units	—	—	—	(76,127)	—	(76,127)
Balance at June 30, 2019	230,330,323	$2,303	$4,424,885	$(306,573)	$(2,126)	$4,118,489

Six months ended June 30, 2019
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501
Net income	—	—	—	113,520	—	113,520
Other comprehensive loss	—	—	—	—	(1,985)	(1,985)
Issuance of common stock, net of costs of $4,712	9,005,646	90	293,923	—	—	294,013
Equity-based compensation	403,995	4	4,753	14	—	4,771
Shares repurchased under stock compensation plan	(151,156)	(2)	(2,873)	(1,614)	—	(4,489)
Common dividends declared ($0.66 per share) and dividend equivalents on restricted stock units	—	—	—	(150,842)	—	(150,842)
Balance at June 30, 2019	230,330,323	$2,303	$4,424,885	$(306,573)	$(2,126)	$4,118,489

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income	Equity
Three months ended June 30, 2018
Balance at March 31, 2018	198,044,148	$1,980	$3,479,460	$(227,074)	$8,304	$3,262,670
Net income	—	—	—	62,201	—	62,201
Other comprehensive income	—	—	—	—	215	215
Issuance of common stock, net of costs of $2,949	7,143,418	71	187,303	—	—	187,374
Equity-based compensation	17,673	1	2,201	—	—	2,202
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared ($0.31 per share)	—	—	—	(63,614)	—	(63,614)
Balance at June 30, 2018	205,205,239	$2,052	$3,668,964	$(228,487)	$8,519	$3,451,048

Six months ended June 30, 2018
Balance at December 31, 2017	193,766,854	$1,938	$3,381,090	$(214,845)	$2,759	$3,170,942
Net income	—	—	—	112,161	—	112,161
Other comprehensive income	—	—	—	—	5,760	5,760
Issuance of common stock, net of costs of $4,840	11,257,902	112	286,218	—	—	286,330
Equity-based compensation	294,431	3	3,664	30	—	3,697
Shares repurchased under stock compensation plan	(113,948)	(1)	(2,008)	(826)		(2,835)
Common dividends declared ($0.62 per share)	—	—	—	(125,007)	—	(125,007)
Balance at June 30, 2018	205,205,239	$2,052	$3,668,964	$(228,487)	$8,519	$3,451,048

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$113,520	$112,161
Adjustments to net income:
Depreciation and amortization	108,716	86,526
Amortization of deferred financing costs and other noncash interest expense	4,253	4,126
Amortization of equity-based compensation	4,757	3,666
Provisions for impairment	2,610	2,608
Gain on dispositions of real estate	(13,105)	(29,591)
Loss (gain) on defeasance/extinguishment of debt	735	(814)
Noncash revenue and other	(669)	(665)
Payments (made) received in settlement of cash flow hedges	(6,735)	4,288
Changes in operating assets and liabilities:
Other assets	(1,860)	(3,767)
Accrued expenses, deferred revenue and other liabilities	6,059	927
Net cash provided by operating activities	218,281	179,465
Investing activities
Acquisition of and additions to real estate	(639,335)	(583,031)
Investment in loans and financing receivables	(123,552)	(55,946)
Collections of principal on loans and financing receivables	5,215	2,674
Proceeds from dispositions of real estate	95,075	154,849
Net cash used in investing activities	(662,597)	(481,454)
Financing activities
Borrowings under credit facility	431,100	364,000
Repayments under credit facility	(493,100)	(539,000)
Borrowings under unsecured notes and term loans payable	347,410	348,303
Borrowings under non-recourse debt obligations of consolidated special purpose entities	41,690	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(21,485)	(19,555)
Financing and defeasance costs paid	(4,676)	(5,893)
Proceeds from the issuance of common stock	298,724	291,172
Stock issuance costs paid	(4,784)	(4,809)
Shares repurchased under stock compensation plans	(4,489)	(2,835)
Dividends paid	(148,836)	(122,046)
Net cash provided by financing activities	441,554	309,337
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,762)	7,348
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$40,255	$56,526

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,368	$43,622
Restricted cash included in other assets	14,887	12,904
Total cash, cash equivalents and restricted cash	$40,255	$56,526

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$27,182	$29,214
Net real estate assets surrendered to lender	—	12,573
Acquisition of collateral property securing a mortgage note receivable	13,574	—
Non-recourse debt obligation assumed by purchaser of real estate	—	20,845
Non-recourse debt forgiven by lender in exchange for collateral assets	—	12,874
Accrued financing and stock issuance costs	39	116
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$67,018	$53,314
Cash paid during the period for income and franchise taxes	1,805	1,529

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2019

1. Organization

STORE Capital Corporation (STORE Capital or the Company) was incorporated under the laws of Maryland on May 17, 2011 to acquire single-tenant operational real estate to be leased on a long-term, net basis to companies that operate across a wide variety of industries within the service, retail and manufacturing sectors of the United States economy. From time to time, it also provides mortgage financing to its customers.

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

These condensed consolidated statements include the accounts of STORE Capital and its subsidiaries, which are wholly owned and controlled by the Company through its voting interest. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all of the general and administrative services for the day-to-day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non-recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest-bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long-term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At June 30, 2019 and December 31, 2018, these special purpose entities held assets totaling $6.6 billion and $6.1 billion, respectively, and had third-party liabilities totaling $2.1 billion. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

●	Real Estate Investments – investments are generally made through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them through long-term leases which are generally classified as operating leases; the operators become the Company’s long-term tenants (its customers). Certain of the lease contracts that are associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which will result in the transaction being accounted for as a financing arrangement due to the adoption of ASC Topic 842 rather than as an investment in real estate subject to an operating lease.
●	Mortgage Loans Receivable – investments are made by issuing mortgage loans to the owner-operators of the real estate that serve as the collateral for the loans and the operators become long-term borrowers and customers of the Company. On occasion, the Company may also make other types of loans to its customers, such as equipment loans.
●	Hybrid Real Estate Investments – investments are made through modified sale-leaseback transactions, where the Company acquires land from the owner-operators, leases the land back through long-term leases and simultaneously issues mortgage loans to the operators secured by the buildings and improvements on the land. Prior to 2019, these hybrid real estate investment transactions were generally accounted for as direct financing leases. Subsequent to the adoption of ASC Topic 842, new or modified hybrid real estate transactions are expected to be accounted for as operating leases of the land and mortgage loans on the buildings and improvements.

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, the Company will account for such acquisition as a financing arrangement and record the investment in loans and financing receivables on the condensed consolidated balance sheet.

In-place lease intangibles are valued based on management’s estimates of lost rent and carrying costs during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases. In estimating lost rent and carrying costs, management considers market rents, real estate taxes, insurance, costs to execute similar leases (including leasing commissions) and other related costs. The value assigned to in-place leases is amortized on a straight-line basis as a component of depreciation and amortization expense typically over the remaining term of the related leases.

The fair value of any above-market or below-market lease is estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place lease and management’s estimate of current market lease rates for the property, measured over a period equal to the remaining term of the lease. Capitalized above-market lease intangibles are amortized over the remaining term of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining term of the respective leases plus the fixed-rate renewal periods on those leases, if any. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in operations.

The Company’s real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which generally ranges from 30 to 40 years for buildings and is generally 15 years for land improvements. Properties classified as held for sale are recorded at the lower of their carrying value or their fair value, less anticipated closing costs. Any properties classified as held for sale are not depreciated.

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. Prior to 2019, the Company provided for an estimated reserve for uncollectible straight-line operating lease receivables based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long-term receivables. At December 31, 2018, there was $25.7 million of straight-line operating lease receivables, net of an allowance of $4.3 million. Subsequent to the adoption of ASC Topic 842 in 2019, the Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. The Company had $28.6 million of straight-line operating lease receivables at June 30, 2019. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 2.5% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has generally been less than 0.1% of rental revenues.

The Company reviews its operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of a receivable with respect to any tenant is not probable, a direct write-off of the receivable is made and any future rental revenue is recognized only when the tenant makes a rental payment.

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

No impairment of real estate was recognized during either of the three months ended June 30, 2019 or 2018. During the six months ended June 30, 2019, the Company recognized an aggregate provision for the impairment of real estate of $2.6 million; the estimated fair value of the impaired real estate assets at time of impairment on March 31, 2019 was $10.0 million. No impairment of real estate was recognized during the six months ended June 30, 2018.

Accounting for Loans Receivable

Classification and Cost

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of June 30, 2019 and December 31, 2018, the Company had loans receivable with an aggregate outstanding principal balance of $16.7 million and $8.5 million, respectively, on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. At both June 30, 2019 and December 31, 2018, there was $2.5 million of allowance for loan losses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money-market funds of a major financial institution, consisting predominantly of U.S. Government obligations.

Restricted Cash

Restricted cash primarily consists of reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, and escrow deposits. The Company had $14.9 million and $15.5 million of restricted cash and deposits in escrow at June 30, 2019 and December 31, 2018, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

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

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction.

As of June 30, 2019, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4). In December 2018, the Company entered into two treasury lock agreements which were designated as cash flow hedges associated with the expected public offering of the senior unsecured notes issued by the Company at the end of February 2019 (Note 4). The agreements were settled in accordance with their terms in February 2019 and the Company made an aggregate payment of $6.7 million to the counterparties which was recognized as a deferred loss in accumulated other comprehensive loss.

Fair Value Measurement

The Company estimates the fair value of financial and non-financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

●	Level 1—Quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access.
●	Level 2—Significant inputs that are observable, either directly or indirectly. These types of inputs would include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets in inactive markets and market-corroborated inputs.
●	Level 3—Inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. These types of inputs include the Company’s own assumptions.

Share-based Compensation

Directors and key employees of the Company have been granted long-term incentive awards, including restricted stock awards (RSAs) and restricted stock unit awards (RSUs), which provide such directors and employees with equity interests as an incentive to remain in the Company’s service and to align their interests with those of the Company’s stockholders.

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the six months ended June 30, 2019, the Company granted RSAs representing 121,477 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 162,315 shares of restricted stock vested and RSAs representing 7,038 shares were forfeited. In connection with the vesting of the RSAs, the Company repurchased 47,104 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of June 30, 2019, the Company had 283,125 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2015 through 2017 contain both a market condition and a service condition and RSUs granted in 2018 and 2019 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the six months ended June 30, 2019, the Company awarded 525,824 RSUs to its executive officers. During the same period, 37,222 RSUs vested and 156,977 RSUs were forfeited. In connection with the vesting of 289,556 RSUs on December 31, 2018, the Company repurchased 104,052 shares during the six months ended June 30, 2019 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of June 30, 2019, there were 1,347,486 RSUs outstanding.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax. It is still subject, however, to state and local income taxes and to federal income and excise tax on its undistributed income. STORE Investment Corporation is the Company’s wholly owned taxable REIT subsidiary (TRS) created to engage in non-qualifying REIT activities. The TRS is subject to federal, state and local income taxes.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2014 and tax returns filed for 2015 through 2018 are subject to examination by these jurisdictions. As of June 30, 2019 and December 31, 2018, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at June 30, 2019 or December 31, 2018.

Net Income Per Common Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common shares, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per common share. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$67,964	$62,201	$113,520	$112,161
Less: earnings attributable to unvested restricted shares	(94)	(104)	(177)	(180)
Net income used in basic and diluted income per share	$67,870	$62,097	$113,343	$111,981
Denominator:
Weighted average common shares outstanding	227,992,932	199,853,318	225,260,958	197,469,722
Less: Weighted average number of shares of unvested restricted stock	(290,651)	(338,950)	(302,199)	(355,807)
Weighted average shares outstanding used in basic income per share	227,702,281	199,514,368	224,958,759	197,113,915
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	540,473	627,935	505,169	417,093
Weighted average shares outstanding used in diluted income per share	228,242,754	200,142,303	225,463,928	197,531,008
(a)	For the three months ended June 30, 2019 and 2018, excludes 88,229 shares and 69,384 shares, respectively, and for the six months ended June 30, 2019 and 2018, excludes 109,645 shares and 90,098 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

The Company adopted ASC Topic 842 on January 1, 2019, using the modified retrospective approach in accordance with the provisions of ASU 2018-11, Leases (Topic 842), Targeted Improvements. As such, the Company’s financial statements only reflect the impact of ASC Topic 842 for the current reporting period. There was no impact to beginning retained earnings at the time of adoption and, therefore, no cumulative-effect adjustment was recorded. Upon adoption the Company elected to use certain practical expedients including:

●	a package of practical expedients allowing the Company to not reassess the classification of existing lease contracts, whether existing or expired contracts contain a lease or whether a portion of initial direct costs for existing leases should have been expensed.

●	a practical expedient allowing the Company to not evaluate land easements that existed prior to or at the time of adoption, as leases in accordance with Topic 842.

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

3. Investments

At June 30, 2019, STORE Capital had investments in 2,389 property locations representing 2,339 owned properties (of which 16 are accounted for as financing arrangements and 57 are accounted for as direct financing receivables), 20 properties where all the related land is subject to an operating ground lease and 30 properties which secure mortgage loans. The gross investment portfolio totaled $8.3 billion at June 30, 2019 and consisted of the gross acquisition cost of the real estate investments totaling $7.80 billion, loans and financing receivables with an aggregate carrying amount of $454.5 million and operating ground lease assets totaling $21.9 million. As of June 30, 2019, approximately 37% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the six months ended June 30, 2019, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2018	2,255	$7,605,070
Acquisition of and additions to real estate (a)	149	647,365
Investment in loans and financing receivables	16	123,552
Sales of real estate	(26)	(93,123)
Principal collections on loans and financing receivables (b)	(5)	(18,789)
Operating ground lease assets, net (c)	—	21,857
Provisions for impairment		(2,610)
Other		(3,769)
Gross investments, June 30, 2019 (d)		8,279,553
Less accumulated depreciation and amortization (d)		(680,222)
Net investments, June 30, 2019	2,389	$7,599,331
(a)	Excludes $31.9 million of tenant improvement advances disbursed in 2019 which were accrued as of December 31, 2018 and includes $0.8 million of interest capitalized to properties under construction.
(b)	Includes $13.6 million of non-cash principal collections primarily related to loans receivable transactions in which the Company acquired three underlying mortgaged properties and leased them back to the borrowers.
(c)	Includes $20.0 million of operating ground lease (or right-of-use) assets recognized upon initial adoption of ASC Topic 842 and $1.8 million of activity (new operating ground lease assets recognized net of asset amortization) during the six months ended June 30, 2019.
(d)	Includes the dollar amount of investments ($21.0 million) and the accumulated depreciation ($2.7 million) related to real estate investments held for sale at June 30, 2019.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental revenues:
Operating leases (a)	$155,429	$124,900	$304,936	$245,316
Sublease income - operating ground leases (b)	564	—	1,072	—
Amortization of lease related intangibles and costs	(529)	(487)	(1,053)	(1,003)
Total rental revenues	$155,464	$124,413	$304,955	$244,313

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$3,360	$3,007	$6,330	$5,856
Sale-leaseback transactions accounted for as financing arrangements	965	—	1,047	—
Direct financing receivables	3,516	3,272	7,095	5,944
Total interest income on loans and financing receivables	$7,841	$6,279	$14,472	$11,800
(a)	For the three and six months ended June 30, 2019, includes $544,000 and $1.3 million, respectively, of property tax tenant reimbursement revenue and includes variable lease revenue of $29,000 for both the three months ended June 30, 2019 and 2018 and $65,000 and $91,000 for the six months ended June 30, 2019 and 2018, respectively.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.

In connection with the adoption of ASC Topic 842 in 2019, the Company elected to combine qualifying lease and nonlease components and will not allocate the consideration in its lease contracts to the lease and nonlease components; it will instead account for them as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to more than 450 customers geographically dispersed throughout all 50 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at June 30, 2019. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at June 30, 2019, with the largest customer representing 2.7% of the total investment portfolio. On an annualized basis, the largest customer represented 2.6% of the Company’s total annualized investment portfolio revenues as of June 30, 2019. The Company’s customers operate their businesses across approximately 660 concepts and the largest of these concepts represented 2.5% of the Company’s total annualized investment portfolio revenues as of June 30, 2019.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of June 30, 2019 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	800	$1,283,889	16%
Furniture stores	61	475,282	5
Early childhood education centers	201	451,409	5
Health clubs	84	443,847	5
Farm and ranch supply stores	45	388,670	5
Movie theaters	41	375,801	5
Automotive repair and maintenance	155	371,792	4
All manufacturing industries	224	1,384,686	17
All other service industries	663	2,355,435	29
All other retail industries	115	748,742	9
	2,389	$8,279,553	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at June 30, 2019 was approximately 14 years. Substantially all of the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At June 30, 2019, seven of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of June 30, 2019, were as follows (in thousands):

Remainder of 2019	$315,077
2020	628,359
2021	627,337
2022	627,658
2023	624,839
2024	620,902
Thereafter	5,496,002
Total future minimum rentals (a)	$8,940,174
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

Substantially all the Company’s leases include one or more renewal options (generally two to four five-year options). Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments presented above do not include any contingent rentals such as lease escalations based on future changes in CPI.

Intangible Lease Assets

The following table details intangible lease assets and related accumulated amortization (in thousands):

	June 30,	December 31,
	2019	2018
In-place leases (a)	$53,191	$54,293
Ground lease-related intangibles	19,449	21,363
Above-market leases	9,492	9,492
Total intangible lease assets	82,132	85,148
Accumulated amortization (a)	(31,675)	(29,223)
Net intangible lease assets	$50,457	$55,925
(a)	Includes the dollar amount of in-place lease intangibles ($0.7 million) and the related accumulated amortization ($0.3 million) associated with the real estate investments held for sale at June 30, 2019.

Aggregate lease intangible amortization included in expense was $1.3 million and $1.6 million during the three months ended June 30, 2019 and 2018, respectively, and was $3.0 million and $3.1 million during the six months ended June 30, 2019 and 2018, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.3 million during both the three months ended June 30, 2019 and 2018 and was $0.5 million during both the six months ended June 30, 2019 and 2018.

Based on the balance of the intangible assets at June 30, 2019, the aggregate amortization expense is expected to be $2.6 million for the remainder of 2019, $4.7 million in 2020, $4.5 million in 2021, $4.3 million in 2022, $3.8 million in 2023 and $3.1 million in 2024; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.5 million for the remainder of 2019, $1.1 million in 2020, $0.6 million in 2021 and $0.4 million in each of the years 2022 through 2024. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles, approximately 44 years for the amortizing ground lease-related intangibles and approximately six years for the above-market lease intangibles.

Operating Ground Lease Assets

As of June 30, 2019, STORE Capital had operating ground lease assets aggregating $21.9 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $584,000 and $7,000 during the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $14,000 during the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019, the Company also recognized in rental revenues $564,000 and $1.1 million, respectively, of sublease revenue associated with its operating ground leases. The Company’s ground leases have remaining terms ranging from one year to 93 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 25 years at June 30, 2019. The weighted average discount rate used in calculating the operating lease liabilities was 6.1%.

The future minimum lease payments to be paid under the operating ground leases as of June 30, 2019 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2019	$15	$1,418	$1,433
2020	31	1,953	1,984
2021	31	1,792	1,823
2022	31	1,742	1,773
2023	31	5,493	5,524
2024	31	1,417	1,448
Thereafter	3,075	31,336	34,411
Total lease payments	3,245	45,151	48,396
Less imputed interest	(2,636)	(23,590)	(26,226)
Total operating lease liabilities - ground leases	$609	$21,561	$22,170
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $45.2 million commitment, $16.4 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	June 30,	December 31,
Type	Rate (a)	Date	2019	2018
Six mortgage loans receivable	8.11%	2019 - 2022	$34,335	$49,934
Four mortgage loans receivable	8.52%	2032 - 2038	15,696	17,666
Ten mortgage loans receivable (b)	8.52%	2051 - 2059	120,367	88,019
Total mortgage loans receivable			170,398	155,619
Equipment and other loans receivable	8.78%	2019 - 2025	13,322	12,013
Total principal amount outstanding—loans receivable			183,720	167,632
Unamortized loan origination costs			1,206	1,249
Allowance for loan losses			(2,538)	(2,538)
Sale-leaseback transactions accounted for as financing arrangements (c)	7.90%	2034 - 2043	101,425	—
Direct financing receivables			170,651	184,859
Total loans and financing receivables			$454,464	$351,202
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2028 and 2039.

Loans Receivable

At June 30, 2019, the Company held 36 loans receivable with an aggregate carrying amount of $182.4 million. Twenty of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on ten of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans receivable generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2019	$1,580	$17,539	$19,119
2020	1,877	10,701	12,578
2021	1,197	7,865	9,062
2022	975	6,974	7,949
2023	886	1,203	2,089
2024	926	—	926
Thereafter	113,949	18,048	131,997
Total principal payments	$121,390	$62,330	$183,720

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of June 30, 2019, the Company had $101.4 million of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future payments (excluding any contingent payments) to be received under these agreements as of June 30, 2019, were as follows (in thousands):

Remainder of 2019	$3,997
2020	8,009
2021	8,042
2022	8,078
2023	8,116
2024	8,193
Thereafter	109,686
Total future scheduled payments	$154,121

Direct Financing Receivables

As of June 30, 2019 and December 31, 2018, the Company had $170.7 million and $184.9 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Minimum lease payments receivable	$386,898	$424,305
Estimated residual value of leased assets	22,610	24,053
Unearned income	(238,857)	(263,499)
Net investment	$170,651	$184,859

As of June 30, 2019, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $8.2 million for the remainder of 2019 and average approximately $16.8 million for each of the next five years.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At June 30, 2019, the Company had $73.0 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $5.2 billion at June 30, 2019.

The facility is recourse to the Company and, as of June 30, 2019, the Company was in compliance with the covenants under the facility.

At June 30, 2019 and December 31, 2018, unamortized financing costs related to the Company’s credit facility totaled $2.6 million and $3.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of June 30, 2019, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of June 30, 2019, the Company was in compliance with its covenants under the NPAs.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2019	2018
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	—
Total notes payable				1,075,000	725,000
Term Loans:
Term Loan issued March 2017	Mar. 2020	3.44	% (a)	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44	% (b)	100,000	100,000
Total term loans				200,000	200,000
Unamortized discount				(3,981)	(1,563)
Unamortized deferred financing costs				(9,486)	(6,717)
Total unsecured notes and term loans payable, net				$1,261,533	$916,720
(a)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.00% at June 30, 2019.
(b)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at June 30, 2019. The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of June 30, 2019.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained each of the Class B notes which aggregate $147.0 million at June 30, 2019.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of June 30, 2019, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.7 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $353.3 million at June 30, 2019.

The mortgage notes payable, which are obligations of the consolidated special purpose entities described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non-recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants. In March 2019, in connection with the pending disposition of a property that served as collateral for a note payable, the Company, through an indirect wholly owned subsidiary, entered into an agreement to defease the remaining outstanding principal balance of $6.7 million under the note payable. As a result of this agreement, the Company made a $7.4 million defeasance payment (including expenses), the collateral was released, and the Company was released from all obligations associated with the note payable. The Company recognized a $0.7 million loss associated with the defeasance, which is included in interest expense on the condensed consolidated statement of income.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2019	2018
Non-recourse net-lease mortgage notes:
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		$69,867	$70,589
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		116,950	117,250
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		93,021	93,258
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		90,820	91,841
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		87,394	88,320
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		90,736	91,675
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		136,442	136,792
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		147,934	149,484
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,833	49,958
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		264,375	265,050
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		190,286	192,187
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		129,726	130,984
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		224,859	227,215
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		163,453	163,863
Total non-recourse net-lease mortgage notes				1,855,696	1,868,466
Non-recourse mortgage notes:
$7,750 note issued February 2013				—	6,723
$6,500 note issued December 2012	Dec. 2019	4.806%		5,470	5,560
$16,100 note issued February 2014	Mar. 2021	4.83%		14,182	14,388
$13,000 note issued May 2012	May 2022	5.195%		10,906	11,081
$26,000 note issued August 2012	Sept. 2022	5.05%		21,965	22,315
$6,400 note issued November 2012	Dec. 2022	4.707%		5,408	5,496
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,167	10,328
$17,500 note issued August 2013	Sept. 2023	5.46%		15,368	15,583
$10,075 note issued March 2014	Apr. 2024	5.10%		9,277	9,365
$65,000 note issued June 2016	Jul. 2026	4.75%		62,072	62,609
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	—
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,875	5,957
Total non-recourse mortgage notes				202,380	169,405
Unamortized discount				(417)	(455)
Unamortized deferred financing costs				(26,510)	(28,824)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,031,149	$2,008,592
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of June 30, 2019, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of June 30, 2019, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2019	$14,945	$5,394	$20,339
2020	29,607	167,848	197,455
2021	26,282	229,366	255,648
2022	26,114	200,829	226,943
2023	21,799	265,357	287,156
2024	17,094	426,914	444,008
Thereafter	37,342	1,864,185	1,901,527
	$173,183	$3,159,893	$3,333,076

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

The following tables outline the common stock issuances under the 2018-2 ATM Program (in millions except share and per share information):

	Three Months Ended June 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	4,027,136	$34.23	$137.9	$(2.1)	$(0.1)	$135.7
Total	4,027,136	$34.23	$137.9	$(2.1)	$(0.1)	$135.7

	Six Months Ended June 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	9,005,646	$33.17	$298.7	$(4.5)	$(0.2)	$294.0
Total	9,005,646	$33.17	$298.7	$(4.5)	$(0.2)	$294.0

	Inception of Program Through June 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	17,238,388	$31.55	$543.9	$(8.2)	$(0.5)	$535.2
Total	17,238,388	$31.55	$543.9	$(8.2)	$(0.5)	$535.2

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of June 30, 2019, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $129.1 million, of which $126.3 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027; the lease allows for one five-year renewal period at the option of the Company. During both the three and six months ended June 30, 2019 and 2018, total rent expense was $180,000 and $360,000, respectively, which is included in general and administrative expense on the condensed consolidated statements of income. At June 30, 2019, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $371,000 for the remainder of 2019, $748,000 in 2020, $762,000 in 2021, $776,000 in 2022, $790,000 in 2023, $804,000 in 2024 and $2.1 million thereafter. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at June 30, 2019, the balance of the right-of-use asset was $4.6 million, which is included in other assets, net on the condensed consolidated balance sheet, and the balance of the related lease liability was $5.2 million, using a discount rate of 5.3%.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was an asset of $0.7 million at June 30, 2019 and an asset of $253,000 and a liability of $4.3 million at December 31, 2018; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at June 30, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and tenant deposits. Generally these assets and liabilities are short-term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the carrying values of its fixed-rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At June 30, 2019, these debt obligations had a carrying value of $3,292.7 million and an estimated fair value of $3,520.0 million. At December 31, 2018, these debt obligations had an aggregate carrying value of $2,925.3 million and an estimated fair value of $2,988.8 million.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Examples of single-tenant operational real estate in the service industry sector include restaurants, early childhood education centers, health clubs and movie theaters. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $9.1 billion of real estate investments. As of June 30, 2019, our investment portfolio totaled approximately $8.3 billion, consisting of investments in 2,389 property locations across all 50 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of June 30, 2019, approximately 99% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2019, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then-fair market value or our cost).

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

Liquidity and Capital Resources

At the beginning of 2019, our real estate investment portfolio totaled $7.6 billion, consisting of investments in 2,255 property locations with base rent and interest due from our customers aggregating approximately $51.2 million per month, excluding future rent payment escalations. As of June 30, 2019, our investment portfolio had grown to approximately $8.3 billion, consisting of investments in 2,389 property locations with base rent and interest due from our customers aggregating approximately $55.8 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. The lease contracts related to just two of our properties are due to expire during the remainder of 2019; 86% of our leases have ten years or more remaining in their base lease term. As of June 30, 2019, seven of our 2,389 properties were vacant and not subject to a lease, which represents a 99.7% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of June 30, 2019, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $129.1 million, of which $126.3 million is expected to be funded in the next twelve months.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable-rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed-rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow and our annual debt maturities; free cash flow includes our cash from operations less dividends plus proceeds from our sale of properties.

As of June 30, 2019, substantially all our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 6.2 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

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

Our secured non-recourse borrowings are obtained through multiple debt markets – primarily the asset-backed securities debt market. The vast majority of our secured non-recourse borrowings were made through an investment-grade-rated debt program we designed, which we call our Master Funding debt program. By design, this program provides flexibility not commonly found in most secured non-recourse debt and which is described in Non-recourse Secured Debt below. To a lesser extent, we may also obtain fixed-rate non-recourse mortgage financing through the commercial mortgage-backed securities debt market or from banks and insurance companies secured by specific properties we pledge as collateral.

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of June 30, 2019, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 67% and approximately 37% of our investment portfolio serves as collateral for this long-term debt. The remaining 63% of our portfolio properties, aggregating approximately $5.2 billion at June 30, 2019, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially now that we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short-term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of the STORE Master Funding Series 2018-1 notes issuance in October 2018, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes that were scheduled to mature in 2020. During 2018, we also repaid two maturing secured notes payable totaling approximately $24.0 million which had a weighted average interest rate of 5.1%. Aside from one variable-rate $100 million extendable bank term loan scheduled to mature in March 2020, there are now no other significant debt maturities until 2021. Similar to these STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. At June 30, 2019, we had $73 million of borrowings outstanding under our unsecured credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $5.2 billion at June 30, 2019. The facility is recourse to us and, as of June 30, 2019, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In February 2019, we completed our second issuance of underwritten public notes in an aggregate principal amount of $350.0 million. These senior unsecured notes, which were issued at 99.260% of their principal amount, are due in March 2029 and bear a coupon rate of 4.625%; similar to our first issuance of public notes in March 2018, interest on these notes will be paid semi-annually in March and September of each year. In December 2018, we entered into two treasury-lock agreements, which limited our exposure to increases in the 10-year treasury rate until the time the notes were issued; we made an aggregate cash payment of $6.7 million to the counterparties upon settlement of the agreements in February 2019, increasing the effective yield on these public notes to just under 5.0%. The net proceeds from the issuance of these notes were primarily used to pay down outstanding balances on our revolving credit facility. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2019, we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured credit facility. In March 2019, we amended the related credit agreement, lowered the related credit spread by 10 basis points and extended the original term of the $100 million bank term loan (originally issued in March 2017) for one year to March 2020, while retaining the three one-year extension options. The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.00%. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.3 billion as of June 30, 2019.

Non-recourse Secured Debt

As of June 30, 2019, approximately 33% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset-backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and we believe it broadens the market for our STORE Master Funding debt program and gives us access to lower cost secured debt. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. We have historically retained the Class B notes of each series, which aggregated $147.0 million in principal amount outstanding at June 30, 2019 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short-term borrowings as we have done from time to time in the past.

The ABS notes outstanding at June 30, 2019 totaled $1.9 billion in Class A principal amount and were supported by a collateral pool of approximately $2.7 billion representing 988 property locations operated by 174 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the six months ended June 30, 2019, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $52 million on cash collections of $112 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.8 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net-lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

To a lesser extent, we also may obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non-recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. In March 2019, we obtained $41.7 million of discrete mortgage debt secured by approximately $64.3 million of specific properties; this debt carries a fixed rate of 4.80% and is due in March 2029. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant. In March 2019, in connection with the pending disposition of a property that served as collateral for a note payable, we entered into an agreement to defease the remaining $6.7 million principal balance of the note payable. As a result of this agreement, we made a $7.4 million defeasance payment (including expenses), the collateral was released, and we were released from all obligations associated with the note payable.

Debt Summary

As of June 30, 2019, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.3 billion, a weighted average maturity of 6.2 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of June 30, 2019:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,856	$2,738	$—	$2,738
Other mortgage notes payable	202	353	—	353
Unsecured notes and term loans payable	1,275	—	—	—
Unsecured credit facility	73	—	—	—
Total debt	3,406	3,091	—	3,091
Unencumbered real estate assets	—	4,044	1,145	5,189
	$3,406	$7,135	$1,145	$8,280

Our decision to use either senior unsecured term debt, STORE Master Funding or other non-recourse traditional mortgage loan borrowings depends on our view of the most strategic blend of unsecured versus secured debt that is needed to maintain our targeted level of overall corporate leverage as well as on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of our real estate assets. As we continue to acquire real estate, we expect to balance the overall degree of leverage on our portfolio by growing our pool of portfolio assets that are unencumbered. Our growing pool of unencumbered assets will increase our financial flexibility by providing us with assets that can support senior unsecured financing or that can serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and any additional equity capital raises.

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

The following tables outline the common stock issuances under this program (in millions except share and per share information):

	Three Months Ended June 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	4,027,136	$34.23	$137.9	$(2.1)	$(0.1)	$135.7
Total	4,027,136	$34.23	$137.9	$(2.1)	$(0.1)	$135.7

	Six Months Ended June 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	9,005,646	$33.17	$298.7	$(4.5)	$(0.2)	$294.0
Total	9,005,646	$33.17	$298.7	$(4.5)	$(0.2)	$294.0

	Inception of Program Through June 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	17,238,388	$31.55	$543.9	$(8.2)	$(0.5)	$535.2
Total	17,238,388	$31.55	$543.9	$(8.2)	$(0.5)	$535.2

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the six months ended June 30, 2019 increased by $38.8 million over the same period in 2018, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rent and interest revenues. Cash flows from operations for the six months ended June 30, 2019 include a $6.7 million payment we made in settlement of two treasury lock agreements; for the same period in 2018, cash flows from operations include a $4.3 million payment we received in settlement of a similar agreement. Investment activity in real estate, loans and financing receivables during the first six months of 2019 was $123.9 million higher than the same period in 2018 and was primarily funded, in both periods, with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Net cash provided by financing activities was higher for the six months ended June 30, 2019 as compared to the same period in 2018 primarily as a result of higher repayments on our revolving credit facility during 2018 and $42.0 million of additional net proceeds from the issuance of long-term borrowings in 2019, offset by an increase in dividends paid. We paid dividends to our stockholders totaling $148.8 million and

$122.0 million during the first six months of 2019 and 2018, respectively; our quarterly dividend increased in the third quarter of 2018 by 6.5% to an annualized $1.32 per common share.

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$218,281	$179,465
Net cash used in investing activities	(662,597)	(481,454)
Net cash provided by financing activities	441,554	309,337
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,762)	7,348
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$40,255	$56,526

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,368	$43,622
Restricted cash included in other assets	14,887	12,904
Total cash, cash equivalents and restricted cash	$40,255	$56,526

Management believes that the cash generated by our operations, our current borrowing capacity on our revolving credit facility and our access to long-term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we intend to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease. As disclosed in Liquidity and Capital Resources, during the six months ended June 30, 2019, we issued $350.0 million in aggregate principal amount of long-term unsecured debt which has an interest rate of 4.625% and matures in March 2029 and $41.7 million of secured, amortizing long-term debt which has an interest rate of 4.80% and matures in March 2029.

Recently Issued Accounting Pronouncements

See Note 2 to the June 30, 2019 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of June 30, 2019, our total investment in real estate and loans approximated $8.3 billion, representing investments in 2,389 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 700 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of June 30, 2019, our 2,389 property locations were operated by 456 customers across all 50 states. Our largest customer represented approximately 2.6% of our portfolio at June 30, 2019, and our top ten largest customers represented 17.7% of annualized base rent and interest. Our customers operate their businesses across more than 650 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on June 30, 2019, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of June 30, 2019, our property locations were operated by 456 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
AVF Parent, LLC (Art Van Furniture)	2.6%	23
Fleet Farm Group LLC	2.5	10
Bass Pro Group, LLC (Cabela's)	2.0	9
Cadence Education, Inc. (Early childhood/elementary education)	1.7	42
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.6	14
Stratford School, Inc. (Elementary and middle schools)	1.5	17
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.5	21
US LBM Holdings, LLC (Building materials distribution)	1.5	48
Zips Holdings, LLC	1.4	42
CWGS Group, LLC (Camping World/Gander Outdoors)	1.4	19
All other (446 customers)	82.3	2,144
Total	100.0%	2,389

Diversification by Concept

As of June 30, 2019, our customers operated their businesses across more than 650 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Fleet Farm	2.5%	10
Ashley Furniture HomeStore	2.4	31
Art Van Furniture	1.9	16
Cabela's	1.9	8
AMC Theaters	1.6	14
Big R Stores	1.5	26
Zips Car Wash	1.4	42
America's Auto Auction	1.2	7
Stratford School	1.1	4
Popeyes Louisiana Kitchen	1.0	63
All other (647 concepts)	83.5	2,168
Total	100.0%	2,389

Diversification by Industry

As of June 30, 2019, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 73 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	10.3%	407	2,758
Restaurants—limited service	5.3	393	1,030
Early childhood education centers	5.6	201	2,229
Health clubs	5.5	84	2,725
Movie theaters	4.7	41	2,036
Automotive repair and maintenance	4.3	155	753
Family entertainment centers	3.9	39	1,347
All other service (28 industry groups)	24.8	624	18,085
Total service	64.4	1,944	30,963
Retail:
Furniture stores	5.7	61	3,853
Farm and ranch supply stores	4.5	45	4,110
All other retail (14 industry groups)	8.3	115	4,992
Total retail	18.5	221	12,955
Manufacturing:
Metal fabrication	4.2	65	8,472
All other manufacturing (21 industry groups)	12.9	159	19,587
Total manufacturing	17.1	224	28,059
Total	100.0%	2,389	71,977

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in all 50 states. The following table details the top ten geographical locations of the properties as of June 30, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	11.6%	248
Illinois	6.0	141
Florida	5.8	145
Ohio	5.5	137
Georgia	5.0	143
Michigan	4.5	89
California	4.2	41
Pennsylvania	4.0	79
Tennessee	3.9	102
Minnesota	3.9	84
All other (40 states) (1)	45.6	1,180
Total	100.0%	2,389
(1)	Includes one property in Ontario, Canada which represents 0.3% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of June 30, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2019	0.5%	12
2020	0.5	11
2021	0.6	7
2022	0.4	6
2023	0.9	26
2024	0.7	18
2025	1.4	24
2026	1.9	53
2027	3.0	59
2028	4.4	78
Thereafter	85.7	2,088
Total	100.0%	2,382
(1)	Expiration year of contracts in place as of June 30, 2019 and excludes any tenant option renewal periods.
(2)	Excludes seven properties which were vacant and not subject to a lease as of June 30, 2019.

Results of Operations

Overview

As of June 30, 2019, our real estate investment portfolio had grown to approximately $8.3 billion, consisting of investments in 2,389 property locations in all 50 states, operated by more than 450 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 5% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)
Total revenues	$163,787	$131,205	$32,582	$320,425	$257,047	$63,378
Expenses:
Interest	39,429	31,925	7,504	77,497	61,264	16,233
Property costs	2,014	741	1,273	4,598	2,082	2,516
General and administrative	14,266	10,852	3,414	26,249	21,703	4,546
Depreciation and amortization	55,000	44,216	10,784	108,716	86,526	22,190
Provisions for impairment	—	1,038	(1,038)	2,610	2,608	2
Total expenses	110,709	88,772	21,937	219,670	174,183	45,487

Gain on dispositions of real estate	15,033	19,957	(4,924)	13,105	29,591	(16,486)
Income from operations before income taxes	68,111	62,390	5,721	113,860	112,455	1,405
Income tax expense	147	189	(42)	340	294	46
Net income	$67,964	$62,201	$5,763	$113,520	$112,161	$1,359

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $6.7 billion in gross investment amount representing 2,084 properties as of June 30, 2018 to approximately $8.3 billion in gross investment amount representing 2,389 properties at June 30, 2019. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $8.1 billion in 2019 and $6.6 billion in 2018. During the six-month periods, the weighted average real estate investment amounts outstanding were approximately $7.9 billion in 2019 and $6.5 billion in 2018. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. Similarly, the full revenue impact of acquisitions made during the first six months of 2019 will not be seen until the second half of 2019. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.

The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale-leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third-party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the first six months of 2019, the weighted average lease rate attained on our new investments was comparable to the same period in 2018 but represented a small decrease from lease rates attained during the latter half of 2018. Based on our experience, our expectations for the future include the possibility that we could see similar slight movements in lease rates as market interest rates change. The weighted average initial capitalization rate on the properties we acquired during the second quarters of 2019 and 2018 was approximately 7.9% and 8.0%, respectively, and was approximately 7.9% during both the first six months of 2019 and 2018.

Interest Expense

We fund the growth in our real estate investment portfolio with excess cash flow from our operations after dividends and principal payments on debt, net proceeds from periodic sales of real estate, net proceeds from equity issuances and proceeds from issuances of long-term fixed-rate debt. We use our unsecured revolving credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense - credit facility	$285	$1,127	$1,823	$3,109
Interest expense - credit facility fees	303	309	603	582
Interest expense - long-term debt (secured and unsecured)	36,976	29,123	70,837	55,315
Capitalized interest	(337)	(657)	(754)	(1,054)
Loss (gain) on defeasance/extinguishment of debt	—	—	735	(814)
Amortization of deferred financing costs and other	2,202	2,023	4,253	4,126
Total interest expense	$39,429	$31,925	$77,497	$61,264
Credit facility:
Average debt outstanding	$30,615	$150,363	$101,542	$227,304
Average interest rate during the period (excluding facility fees)	3.7%	3.0%	3.6%	2.7%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,336,977	$2,656,985	$3,216,755	$2,526,672
Average interest rate during the period	4.4%	4.4%	4.4%	4.4%

The increases in average outstanding long-term debt were the primary driver for the increases in interest expense on long-term debt. Long-term debt added after June 30, 2018 primarily consisted of $350 million of 4.625% senior unsecured notes issued in February 2019 and $592 million of STORE Master Funding Series 2018-1 notes issued in October 2018 which bear a weighted average interest rate of 4.34%. As part of the Series 2018-1 note issuance in October, we prepaid, without penalty, STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes aggregating approximately $233.3 million at the time of prepayment; these notes were scheduled to mature in 2020 and bore interest rates of 4.16% and 4.37%, respectively. As of June 30, 2019, we had $3.3 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

Interest expense for the six months ended June 30, 2019 included a $0.7 million loss incurred in connection with the defeasance of secured debt on a property pending disposition; we made a $7.4 million payment (including expenses) to defease the note payable, which had a remaining outstanding principal balance of $6.7 million. Interest expense for the six months ended June 30, 2018 included a $0.8 million gain on the extinguishment of debt.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility for both the three- and six-month periods presented decreased from 2018 to 2019 due to lower average outstanding borrowings. These decreases between periods were partially offset by an increase in the weighted average interest rate incurred on our borrowings due to increases in one-month LIBOR. During the three and six months ended June 30, 2019, the average one-month LIBOR was approximately 0.6% higher than during those same periods in 2018. The amount and timing of real estate acquisition activity and long-term debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.3 million and $0.8 million during the three and six months ended June 30, 2019, respectively, as compared to $0.7 million and $1.1 million, respectively, for the same periods in 2018.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of June 30, 2019, we owned seven properties that were vacant and not subject to a lease and the lease contracts related to just two properties we own are due to expire during the remainder of 2019. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

As of June 30, 2019, we had entered into operating ground leases as part of several real estate investment transactions. As a result of the adoption of ASC Topic 842 on January 1, 2019, the ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. Prior to 2019, the ground lease payments made directly by our tenants to the ground lessor had been presented on a net basis in our consolidated statements of income. Also as a result of the adoption of ASC Topic 842, for the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we now reflect those payments on a gross basis as both rental revenue and as property costs; prior to 2019, those property taxes were presented on a net basis in the consolidated statements of income.

The following is a summary of property costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property-level operating costs (a)	$770	$617	$1,911	$1,834
Ground lease-related intangibles amortization expense	117	117	234	234
Operating ground lease payments made by STORE Capital	7	7	12	14
Operating ground lease payments made by STORE Capital tenants	412	—	782	—
Operating ground lease straight-line rent expense	164	—	313	—
Property taxes payable from tenant impounds	544	—	1,346	—
Total property costs	$2,014	$741	$4,598	$2,082
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $14.3 million and $26.2 million for the three and six months ended June 30, 2019, respectively, as compared to $10.9 million and $21.7 million, respectively, for the same periods in 2018 with the increase due to the growth of our portfolio and related staff additions as well as approximately $2.0 million of executive severance costs incurred in the second quarter of 2019. Certain expenses, such as property-related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. During the third quarter of 2018, we transitioned the outsourced administrative portion of our portfolio servicing to a new provider, reducing the base cost for these services. Our employee base grew from 82 employees at June 30, 2018 to 92 employees as of June 30, 2019. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $44.2 million and $86.5 million for the three and six months ended June 30, 2018, respectively, to $55.0 million and $108.7 million, respectively, for the comparable periods in 2019.

Provisions for Impairment

During the six months ended June 30, 2019, we recognized $2.6 million in provisions for the impairment of real estate. During the six months ended June 30, 2018, we recognized $2.6 million in provisions for loan losses, of which $1.0 million was recognized in the second quarter of 2018.

Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended June 30, 2019, we recognized a $15.0 million aggregate net gain on the sale of 22 properties. In comparison, for the three months ended June 30, 2018, we recognized a $20.0 million aggregate net gain on the sale of 26 properties. For the six months ended June 30, 2019, we recognized a $13.1 million aggregate net gain on the sale of 26 properties as compared to an aggregate net gain of $29.6 million on the sale of 48 properties in the same period in 2018.

Net Income

For the three and six months ended June 30, 2019, our net income was $68.0 million and $113.5 million, respectively, reflecting increases from $62.2 million and $112.2 million for the three and six months ended June 30, 2018. The change in net income is comprised of an increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, offset by the impact of the lower aggregate amount of net gains on dispositions of real estate recognized during 2019 versus 2018 as described above.

Non-GAAP Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles, or GAAP. We also disclose Funds from Operations, or FFO, and Adjusted Funds from Operations, or AFFO, both of which are non-GAAP measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or to cash flows from operations as reported on a statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain revenues and expenses that have no impact on our long-term operating performance, such as straight-line rents, amortization of deferred financing costs and stock-based compensation. In addition, in deriving AFFO, we exclude certain other costs not related to our ongoing operations, such as the amortization of lease-related intangibles.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains (or losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional revenues and expenses such as straight-line rents, including construction period rent deferrals, and the amortization of deferred financing costs, stock-based compensation and lease-related intangibles as such items have no impact on long-term operating performance. As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income. STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net Income	$67,964	$62,201	$113,520	$112,161
Depreciation and amortization of real estate assets	54,921	43,967	108,560	86,035
Provision for impairment of real estate	—	—	2,610	—
Gain on dispositions of real estate, net of tax (a)	(15,033)	(19,926)	(13,105)	(29,504)
Funds from Operations	107,852	86,242	211,585	168,692
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(1,622)	(1,694)	(2,875)	(3,523)
Construction period rent deferrals	389	1,405	997	2,122
Amortization of:
Equity-based compensation	3,071	2,200	4,757	3,666
Deferred financing costs and other	2,202	2,023	4,253	4,126
Lease-related intangibles and costs	664	571	1,357	1,211
Provision for loan losses	—	1,038	—	2,608
Capitalized interest	(336)	(657)	(754)	(1,054)
Executive severance costs	1,956	—	1,956	—
Loss (gain) on defeasance/extinguishment of debt	—	—	735	(814)
Adjusted Funds from Operations	$114,176	$91,128	$222,011	$177,034
(a)	For the three and six months ended June 30, 2018, includes $31,000 and $87,000, respectively, of income tax expense associated with gains recognized on the dispositions of certain properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At June 30, 2019, substantially all of our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.2 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

We address interest rate risk by employing the following strategies to help insulate us from any adverse impact of rising interest rates:

●	We seek to minimize the time period between acquisition of our real estate and the ultimate financing of that real estate with long-term fixed-rate debt.
●	By using serial issuances of long-term debt, we intend to ladder out our debt maturities to avoid a significant amount of debt maturing during any single period and to minimize the gap between free cash flow and annual debt maturities; free cash flow includes cash from operations less dividends plus proceeds from our sales of properties.
●	Our secured long-term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity to the extent that we can refinance the reduced debt balance over a revised long-term amortization schedule.
●	We seek to maintain a large pool of unencumbered real estate assets to give us the flexibility to choose among various secured and unsecured debt markets when we are seeking to issue new long-term debt.
●	We may also use derivative instruments, primarily cash flow hedges such as interest rate swaps, caps and treasury lock agreements, to limit our exposure to interest rate movements with respect to various debt instruments.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At June 30, 2019, the Company does have contracts that are indexed to LIBOR and continues to monitor this activity and evaluate the related risks; the unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021.

See our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2019, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of June 30, 2019 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the second quarter of 2019 were in connection with this tax withholding obligation. During the three months ended June 30, 2019, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2019 through April 30, 2019	-	$-
May 1, 2019 through May 31, 2019	5,189	$34.74
June 1, 2019 through June 30, 2019	-	$-
Total	5,189	$34.74

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description	Location
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: August 2, 2019	By:	/s/ Catherine Long
Catherine Long
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)