Form 10-Q
period 2019-09-30
STORE CAPITAL Corp
filed 2019-11-01
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, there were 234,804,102 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,490,943	$2,280,280
Buildings and improvements	5,293,880	4,888,440
Intangible lease assets	76,241	85,148
Total real estate investments	7,861,064	7,253,868
Less accumulated depreciation and amortization	(694,153)	(585,913)
	7,166,911	6,667,955
Real estate investments held for sale, net	15,857	—
Operating ground lease assets	24,493	—
Loans and financing receivables	473,175	351,202
Net investments	7,680,436	7,019,157
Cash and cash equivalents	27,553	27,511
Other assets, net	105,438	67,303
Total assets	$7,813,427	$7,113,971

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$135,000
Unsecured notes and term loans payable, net	1,262,044	916,720
Non-recourse debt obligations of consolidated special purpose entities, net	2,025,082	2,008,592
Dividends payable	82,181	72,954
Operating lease liabilities	30,042	—
Accrued expenses, deferred revenue and other liabilities	104,987	117,204
Total liabilities	3,504,336	3,250,470
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 234,804,102 and 221,071,838 shares issued and outstanding, respectively	2,348	2,211
Capital in excess of par value	4,586,521	4,129,082
Distributions in excess of retained earnings	(277,405)	(267,651)
Accumulated other comprehensive loss	(2,373)	(141)
Total stockholders’ equity	4,309,091	3,863,501
Total liabilities and stockholders’ equity	$7,813,427	$7,113,971

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$157,965	$129,778	$462,920	$374,091
Interest income on loans and financing receivables	9,594	6,867	24,066	18,667
Other income	4,275	360	5,273	1,294
Total revenues	171,834	137,005	492,259	394,052
Expenses:
Interest	39,325	31,833	116,822	93,097
Property costs	3,162	755	7,760	2,837
General and administrative	13,566	11,509	39,815	33,212
Depreciation and amortization	55,919	45,781	164,635	132,307
Provisions for impairment	7,341	—	9,951	2,608
Total expenses	119,313	89,878	338,983	264,061

Net gain on dispositions of real estate	59,290	1,261	72,395	30,852
Income from operations before income taxes	111,811	48,388	225,671	160,843
Income tax expense	193	163	533	457
Net income	$111,618	$48,225	$225,138	$160,386

Net income per share of common stock—basic and diluted	$0.48	$0.23	$0.99	$0.80
Weighted average common shares outstanding:
Basic	232,052,007	207,165,838	227,349,158	200,501,376
Diluted	232,645,531	207,932,531	227,882,523	201,039,328

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$111,618	$48,225	$225,138	$160,386
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedges	(78)	296	(1,246)	6,538
Cash flow hedge gains reclassified to interest expense	(169)	(474)	(986)	(956)
Total other comprehensive (loss) income	(247)	(178)	(2,232)	5,582
Total comprehensive income	$111,371	$48,047	$222,906	$165,968

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	(Loss) Income	Equity
Three Months Ended September 30, 2019
Balance at June 30, 2019	230,330,323	$2,303	$4,424,885	$(306,573)	$(2,126)	$4,118,489
Net income	—	—	—	111,618	—	111,618
Other comprehensive loss	—	—	—	—	(247)	(247)
Issuance of common stock, net of costs of $2,532	4,442,863	44	158,623	—	—	158,667
Equity-based compensation	46,903	1	3,324	—	—	3,325
Shares repurchased under stock compensation plan	(15,987)	—	(311)	(232)	—	(543)
Common dividends declared ($0.35 per share) and dividend equivalents on restricted stock units	—	—	—	(82,218)	—	(82,218)
Balance at September 30, 2019	234,804,102	$2,348	$4,586,521	$(277,405)	$(2,373)	$4,309,091

Nine Months Ended September 30, 2019
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501
Net income	—	—	—	225,138	—	225,138
Other comprehensive loss	—	—	—	—	(2,232)	(2,232)
Issuance of common stock, net of costs of $7,244	13,448,509	134	452,546	—	—	452,680
Equity-based compensation	450,898	5	8,077	14	—	8,096
Shares repurchased under stock compensation plan	(167,143)	(2)	(3,184)	(1,846)	—	(5,032)
Common dividends declared ($1.01 per share) and dividend equivalents on restricted stock units	—	—	—	(233,060)	—	(233,060)
Balance at September 30, 2019	234,804,102	$2,348	$4,586,521	$(277,405)	$(2,373)	$4,309,091

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income	Equity
Three Months Ended September 30, 2018
Balance at June 30, 2018	205,205,239	$2,052	$3,668,964	$(228,487)	$8,519	$3,451,048
Net income	—	—	—	48,225	—	48,225
Other comprehensive loss	—	—	—	—	(178)	(178)
Issuance of common stock, net of costs of $3,017	6,651,049	67	187,169	—	—	187,236
Equity-based compensation	(1,058)	—	2,283	1	—	2,284
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared ($0.33 per share)	—	—	—	(69,913)	—	(69,913)
Balance at September 30, 2018	211,855,230	$2,119	$3,858,416	$(250,174)	$8,341	$3,618,702

Nine Months Ended September 30, 2018
Balance at December 31, 2017	193,766,854	$1,938	$3,381,090	$(214,845)	$2,759	$3,170,942
Net income	—	—	—	160,386	—	160,386
Other comprehensive income	—	—	—	—	5,582	5,582
Issuance of common stock, net of costs of $7,857	17,908,951	179	473,387	—	—	473,566
Equity-based compensation	293,373	3	5,947	31	—	5,981
Shares repurchased under stock compensation plan	(113,948)	(1)	(2,008)	(826)		(2,835)
Common dividends declared ($0.95 per share)	—	—	—	(194,920)	—	(194,920)
Balance at September 30, 2018	211,855,230	$2,119	$3,858,416	$(250,174)	$8,341	$3,618,702

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$225,138	$160,386
Adjustments to net income:
Depreciation and amortization	164,635	132,307
Amortization of deferred financing costs and other noncash interest expense	6,452	5,971
Amortization of equity-based compensation	8,083	5,949
Provisions for impairment	9,951	2,608
Net gain on dispositions of real estate	(72,395)	(30,852)
Loss (gain) on defeasance/extinguishment of debt	735	(814)
Noncash revenue and other	(1,455)	949
Payments (made) received in settlement of cash flow hedges	(6,735)	4,288
Changes in operating assets and liabilities:
Other assets	(3,868)	(3,100)
Accrued expenses, deferred revenue and other liabilities	5,133	5,381
Net cash provided by operating activities	335,674	283,073
Investing activities
Acquisition of and additions to real estate	(1,020,961)	(1,053,730)
Investment in loans and financing receivables	(143,885)	(87,109)
Collections of principal on loans and financing receivables	6,820	3,457
Proceeds from dispositions of real estate	409,939	167,533
Net cash used in investing activities	(748,087)	(969,849)
Financing activities
Borrowings under credit facility	521,100	709,000
Repayments under credit facility	(656,100)	(640,000)
Borrowings under unsecured notes and term loans payable	347,410	348,303
Borrowings under non-recourse debt obligations of consolidated special purpose entities	41,690	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(28,930)	(25,974)
Financing and defeasance costs paid	(4,627)	(5,908)
Proceeds from the issuance of common stock	459,924	481,424
Stock issuance costs paid	(7,282)	(7,795)
Shares repurchased under stock compensation plans	(5,032)	(2,835)
Dividends paid	(224,975)	(185,660)
Net cash provided by financing activities	443,178	670,555
Net increase (decrease) in cash, cash equivalents and restricted cash	30,765	(16,221)
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$73,782	$32,957

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,553	$25,598
Restricted cash included in other assets	46,229	7,359
Total cash, cash equivalents and restricted cash	$73,782	$32,957

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$20,522	$39,188
Net real estate assets surrendered to lender	—	12,573
Acquisition of collateral property securing a mortgage note receivable	13,574	—
Non-recourse debt obligation assumed by purchaser of real estate	—	20,845
Non-recourse debt forgiven by lender in exchange for collateral assets	—	12,874
Accrued financing and stock issuance costs	322	1,363
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$108,295	$82,339
Cash paid during the period for income and franchise taxes	2,114	1,785

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2019 and December 31, 2018, these special purpose entities held assets totaling $6.7 billion and $6.1 billion, respectively, and had third-party liabilities totaling $2.1 billion. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, the Company will account for such acquisition as a financing arrangement and record the investment in loans and financing receivables on the condensed consolidated balance sheet.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. Prior to 2019, the Company provided for an estimated reserve for uncollectible straight-line operating lease receivables based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long-term receivables. At December 31, 2018, there was $25.7 million of straight-line operating lease receivables, net of an allowance of $4.3 million. Subsequent to the adoption of ASC Topic 842 in 2019, the Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. The Company had $26.5 million of straight-line operating lease receivables at September 30, 2019. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Events or changes in circumstances may also include an expectation to sell certain assets in accordance with the Company’s long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors, including bona fide purchase offers received from third parties, in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurements below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the nine months ended September 30, 2019, the Company recognized an aggregate provision for the impairment of real estate of $9.9 million, of which $2.6 million was recognized in the first quarter and $7.3 million was recognized during the third quarter. The estimated fair value of the impaired real estate assets at September 30, 2019 was $12.4 million. The estimated fair value of the impaired real estate assets at the time of impairment on March 31, 2019 was $10.0 million. No impairment of real estate was recognized during either the three or nine months ended September 30, 2018.

Accounting for Loans Receivable

Classification and Cost

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2019 and December 31, 2018, the Company had loans receivable with an aggregate outstanding principal balance of $3.0 million and $8.5 million, respectively, on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. At both September 30, 2019 and December 31, 2018, there was $2.5 million of allowance for loan losses.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $46.2 million and $15.5 million of restricted cash at September 30, 2019 and December 31, 2018, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

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

As of September 30, 2019, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4). In December 2018, the Company entered into two treasury lock agreements which were designated as cash flow hedges associated with the expected public offering of the senior unsecured notes issued by the Company at the end of February 2019 (Note 4). The agreements were settled in accordance with their terms in February 2019 and the Company made an aggregate payment of $6.7 million to the counterparties which was recognized as a deferred loss in accumulated other comprehensive loss.

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the nine months ended September 30, 2019, the Company granted RSAs representing 131,158 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 162,315 shares of restricted stock vested and RSAs representing 7,038 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 47,104 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of September 30, 2019, the Company had 292,806 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2015 through 2017 contain both a market condition and a service condition and RSUs granted in 2018 and 2019 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the nine months ended September 30, 2019, the Company awarded 628,909 RSUs to its executive officers. During the same period, 37,222 RSUs vested and 156,977 RSUs were forfeited. In connection with the vesting of 326,778 RSUs (of which 289,556 vested on December 31, 2018), the Company repurchased 120,039 shares during the nine months ended September 30, 2019 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of September 30, 2019, there were 1,450,571 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2015 and tax returns filed for 2016 through 2018 are subject to examination by these jurisdictions. As of September 30, 2019 and December 31, 2018, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at September 30, 2019 or December 31, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$111,618	$48,225	$225,138	$160,386
Less: earnings attributable to unvested restricted shares	(139)	(109)	(316)	(289)
Net income used in basic and diluted income per share	$111,479	$48,116	$224,822	$160,097
Denominator:
Weighted average common shares outstanding	232,342,323	207,498,560	227,647,353	200,849,404
Less: Weighted average number of shares of unvested restricted stock	(290,316)	(332,722)	(298,195)	(348,028)
Weighted average shares outstanding used in basic income per share	232,052,007	207,165,838	227,349,158	200,501,376
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	593,524	766,693	533,365	537,952
Weighted average shares outstanding used in diluted income per share	232,645,531	207,932,531	227,882,523	201,039,328
(a)	For the three months ended September 30, 2019 and 2018, excludes 112,784 shares and 110,592 shares, respectively, and for the nine months ended September 30, 2019 and 2018, excludes 111,802 shares and 99,495 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. Under the new standard, the Company expects to record allowances that are not required under current GAAP. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASC Topic 842) discussed above. This new standard will be adopted by the Company on January 1, 2020.  The Company has investments in loans, certain leases that are accounted for as loans and direct financing receivables which will be directly impacted by the new guidance. The adoption is not expected to materially impact the consolidated financial statements. The Company is continuing to evaluate the final impact this new standard will have on its consolidated financial statements as well as its internal control framework.

3. Investments

At September 30, 2019, STORE Capital had investments in 2,417 property locations representing 2,368 owned properties (of which 17 are accounted for as financing arrangements and 57 are accounted for as direct financing receivables), 21 properties where all the related land is subject to an operating ground lease and 28 properties which secure mortgage loans. The gross investment portfolio totaled $8.4 billion at September 30, 2019 and consisted of the gross acquisition cost of the real estate investments totaling $7.9 billion, loans and financing receivables with an aggregate carrying amount of $473.2 million and operating ground lease assets totaling $24.5 million. As of September 30, 2019, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the nine months ended September 30, 2019, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2018	2,255	$7,605,070
Acquisition of and additions to real estate (a)	232	1,022,515
Investment in loans and financing receivables	18	143,885
Sales of real estate	(80)	(382,610)
Principal collections on loans and financing receivables (b)	(8)	(20,395)
Operating ground lease assets, net (c)	—	24,493
Provisions for impairment		(9,951)
Other		(6,507)
Gross investments, September 30, 2019 (d)		8,376,500
Less accumulated depreciation and amortization (d)		(696,064)
Net investments, September 30, 2019	2,417	$7,680,436
(a)	Excludes $35.6 million of tenant improvement advances disbursed in 2019 which were accrued as of December 31, 2018 and includes $1.2 million of interest capitalized to properties under construction.
(b)	Includes $13.6 million of non-cash principal collections primarily related to loans receivable transactions in which the Company acquired three underlying mortgaged properties and leased them back to the borrowers.
(c)	Includes $20.0 million of operating ground lease (or right-of-use) assets recognized upon initial adoption of ASC Topic 842 and $4.5 million of activity (new operating ground lease assets recognized net of asset amortization) during the nine months ended September 30, 2019.
(d)	Includes the dollar amount of investments ($17.8 million) and the accumulated depreciation ($1.9 million) related to real estate investments held for sale at September 30, 2019.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenues:
Operating leases (a)	$158,023	$130,288	$462,959	$375,604
Sublease income - operating ground leases (b)	572	—	1,644	—
Amortization of lease related intangibles and costs	(630)	(510)	(1,683)	(1,513)
Total rental revenues	$157,965	$129,778	$462,920	$374,091

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$3,772	$3,193	$10,102	$9,049
Sale-leaseback transactions accounted for as financing arrangements	2,281	—	3,328	—
Direct financing receivables	3,541	3,674	10,636	9,618
Total interest income on loans and financing receivables	$9,594	$6,867	$24,066	$18,667
(a)	For the three and nine months ended September 30, 2019, includes $595,000 and $1.9 million, respectively, of property tax tenant reimbursement revenue and includes variable lease revenue of $29,000 and $253,000 for the three months ended September 30, 2019 and 2018, respectively, and $94,000 and $344,000 for the nine months ended September 30, 2019 and 2018, respectively.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.

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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to more than 460 customers geographically dispersed throughout all 50 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2019. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at September 30, 2019, with the largest customer representing 2.9% of the total investment portfolio. On an annualized basis, the largest customer represented 2.8% of the Company’s total annualized investment portfolio revenues as of September 30, 2019. The Company’s customers operate their businesses across approximately 680 concepts and the largest of these concepts represented 2.8% of the Company’s total annualized investment portfolio revenues as of September 30, 2019.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of September 30, 2019 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	794	$1,293,476	15%
Furniture stores	61	475,228	6
Early childhood education centers	205	461,201	6
Health clubs	84	450,516	5
Automotive repair and maintenance	168	419,473	5
Farm and ranch supply stores	43	402,001	4
Metal fabrication	73	365,461	4
All other service industries	722	2,728,571	33
All other retail industries	124	825,147	10
All other manufacturing industries	143	955,426	12
	2,417	$8,376,500	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at September 30, 2019 was approximately 14 years. Substantially all of the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2019, eight of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2019, were as follows (in thousands):

Remainder of 2019	$159,628
2020	637,868
2021	636,678
2022	636,965
2023	634,877
2024	631,274
Thereafter	5,719,251
Total future minimum rentals (a)	$9,056,541
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following table details intangible lease assets and related accumulated amortization (in thousands):

	September 30,	December 31,
	2019	2018
In-place leases (a)	$47,559	$54,293
Ground lease-related intangibles	19,449	21,363
Above-market leases	9,492	9,492
Total intangible lease assets	76,500	85,148
Accumulated amortization (a)	(30,523)	(29,223)
Net intangible lease assets	$45,977	$55,925
(a)	Includes the dollar amount of in-place lease intangibles ($0.3 million) and the related accumulated amortization ($0.1 million) associated with the real estate investments held for sale at September 30, 2019.

Aggregate lease intangible amortization included in expense was $1.3 million and $1.4 million during the three months ended September 30, 2019 and 2018, respectively, and was $4.3 million and $4.4 million during the nine months ended September 30, 2019 and 2018, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.3 million during both the three months ended September 30, 2019 and 2018 and was $0.8 million during both the nine months ended September 30, 2019 and 2018.

Based on the balance of the intangible assets at September 30, 2019, the aggregate amortization expense is expected to be $1.2 million for the remainder of 2019, $4.3 million in 2020, $4.0 million in 2021, $3.9 million in 2022, $3.4 million in 2023 and $2.8 million in 2024; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.3 million for the remainder of 2019, $1.1 million in 2020, $0.6 million in 2021 and $0.4 million in each of the years 2022 through 2024. The weighted average remaining amortization period is approximately nine years for the in-place lease intangibles, approximately 44 years for the amortizing ground lease-related intangibles and approximately six years for the above-market lease intangibles.

Operating Ground Lease Assets

As of September 30, 2019, STORE Capital had operating ground lease assets aggregating $24.5 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $592,000 and $5,000 during the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $19,000 during the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019, the Company also recognized in rental revenues $572,000 and $1.6 million, respectively, of sublease revenue associated with its operating ground leases. The Company’s ground leases have remaining terms ranging from one year to 92 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 23 years at September 30, 2019. The weighted average discount rate used in calculating the operating lease liabilities was 6.0%.

The future minimum lease payments to be paid under the operating ground leases as of September 30, 2019 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2019	$8	$1,019	$1,027
2020	31	2,332	2,363
2021	31	2,347	2,378
2022	31	2,302	2,333
2023	31	6,052	6,083
2024	31	1,981	2,012
Thereafter	3,075	32,597	35,672
Total lease payments	3,238	48,630	51,868
Less imputed interest	(2,627)	(24,268)	(26,895)
Total operating lease liabilities - ground leases	$611	$24,362	$24,973
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $48.6 million commitment, $16.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

			Amount Outstanding
	Interest	Maturity	September 30,	December 31,
Type	Rate (a)	Date	2019	2018
Five mortgage loans receivable	8.13%	2019 - 2022	$33,143	$49,934
Five mortgage loans receivable	8.39%	2032 - 2038	18,803	17,666
Ten mortgage loans receivable (b)	8.55%	2051 - 2059	120,369	88,019
Total mortgage loans receivable			172,315	155,619
Equipment and other loans receivable	8.69%	2019 - 2026	14,817	12,013
Total principal amount outstanding—loans receivable			187,132	167,632
Unamortized loan origination costs			1,201	1,249
Allowance for loan losses			(2,538)	(2,538)
Sale-leaseback transactions accounted for as financing arrangements (c)	7.91%	2034 - 2043	116,889	—
Direct financing receivables			170,491	184,859
Total loans and financing receivables			$473,175	$351,202
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2028 and 2039.

Loans Receivable

At September 30, 2019, the Company held 39 loans receivable with an aggregate carrying amount of $185.8 million. Twenty of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Five of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans receivable generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2019	$1,384	$14,361	$15,745
2020	2,411	9,851	12,262
2021	1,761	8,515	10,276
2022	1,570	6,974	8,544
2023	1,515	1,203	2,718
2024	1,553	—	1,553
Thereafter	116,622	19,412	136,034
Total principal payments	$126,816	$60,316	$187,132

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of September 30, 2019, the Company had $116.9 million of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future payments (excluding any contingent payments) to be received under these agreements as of September 30, 2019, were as follows (in thousands):

Remainder of 2019	$2,307
2020	9,246
2021	9,278
2022	9,314
2023	9,352
2024	9,429
Thereafter	127,712
Total future scheduled payments	$176,638

Direct Financing Receivables

As of September 30, 2019 and December 31, 2018, the Company had $170.5 million and $184.9 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Minimum lease payments receivable	$382,781	$424,305
Estimated residual value of leased assets	22,610	24,053
Unearned income	(234,900)	(263,499)
Net investment	$170,491	$184,859

As of September 30, 2019, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $4.1 million for the remainder of 2019 and average approximately $16.8 million for each of the next five years.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At September 30, 2019, the Company had no borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $5.3 billion at September 30, 2019.

The facility is recourse to the Company and, as of September 30, 2019, the Company was in compliance with the covenants under the facility.

At September 30, 2019 and December 31, 2018, unamortized financing costs related to the Company’s credit facility totaled $2.4 million and $3.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of September 30, 2019, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2019, the Company was in compliance with its covenants under the NPAs.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		September 30,	December 31,
	Date	Rate		2019	2018
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	—
Total notes payable				1,075,000	725,000
Term Loans:
Term Loan issued March 2017	Mar. 2020	3.10	% (a)	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44	% (b)	100,000	100,000
Total term loans				200,000	200,000
Unamortized discount				(3,873)	(1,563)
Unamortized deferred financing costs				(9,083)	(6,717)
Total unsecured notes and term loans payable, net				$1,262,044	$916,720
(a)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.00% at September 30, 2019.
(b)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at September 30, 2019. The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of September 30, 2019.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained each of the Class B notes which aggregate $147.0 million at September 30, 2019.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of September 30, 2019, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.7 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $353.3 million at September 30, 2019.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		September 30,	December 31,
	Date	Rate		2019	2018
Non-recourse net-lease mortgage notes:
$77,000 Series 2013-3, Class A-1	Nov. 2020	4.24%		$69,498	$70,589
$120,000 Series 2014-1, Class A-1	Apr. 2021	4.21%		116,800	117,250
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		92,902	93,258
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		90,300	91,841
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		86,922	88,320
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		90,258	91,675
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		136,267	136,792
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		147,159	149,484
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,771	49,958
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		264,038	265,050
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		189,321	192,187
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		129,088	130,984
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		223,682	227,215
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		163,248	163,863
Total non-recourse net-lease mortgage notes				1,849,254	1,868,466
Non-recourse mortgage notes:
$7,750 note issued February 2013				—	6,723
$6,500 note issued December 2012	Dec. 2019	4.806%		5,425	5,560
$16,100 note issued February 2014	Mar. 2021	4.83%		14,079	14,388
$13,000 note issued May 2012	May 2022	5.195%		10,818	11,081
$26,000 note issued August 2012	Sept. 2022	5.05%		21,789	22,315
$6,400 note issued November 2012	Dec. 2022	4.707%		5,364	5,496
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,087	10,328
$17,500 note issued August 2013	Sept. 2023	5.46%		15,261	15,583
$10,075 note issued March 2014	Apr. 2024	5.10%		9,233	9,365
$65,000 note issued June 2016	Jul. 2026	4.75%		61,807	62,609
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	—
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,825	5,957
Total non-recourse mortgage notes				201,378	169,405
Unamortized discount				(399)	(455)
Unamortized deferred financing costs				(25,151)	(28,824)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,025,082	$2,008,592
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of September 30, 2019, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of September 30, 2019, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2019	$7,501	$5,394	$12,895
2020	29,607	167,848	197,455
2021	26,282	229,366	255,648
2022	26,114	200,829	226,943
2023	21,799	265,357	287,156
2024	17,094	426,914	444,008
Thereafter	37,342	1,864,185	1,901,527
	$165,739	$3,159,893	$3,325,632

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

The following tables outline the common stock issuances under the 2018-2 ATM Program (in millions except share and per share information):

	Three Months Ended September 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	4,442,863	$36.28	$161.2	$(2.4)	$(0.1)	$158.7
Total	4,442,863	$36.28	$161.2	$(2.4)	$(0.1)	$158.7

	Nine Months Ended September 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	13,448,509	$34.20	$459.9	$(6.9)	$(0.3)	$452.7
Total	13,448,509	$34.20	$459.9	$(6.9)	$(0.3)	$452.7

	Inception of Program Through September 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	21,681,251	$32.52	$705.1	$(10.6)	$(0.7)	$693.8
Total	21,681,251	$32.52	$705.1	$(10.6)	$(0.7)	$693.8

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of September 30, 2019, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $107.5 million, of which $101.8 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027; the lease allows for one five-year renewal period at the option of the Company. During both the three and nine months ended September 30, 2019 and 2018, total rent expense was $181,000 and $541,000, respectively, which is included in general and administrative expense on the condensed consolidated statements of income. At September 30, 2019, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $186,000 for the remainder of 2019, $748,000 in 2020, $762,000 in 2021, $776,000 in 2022, $790,000 in 2023, $804,000 in 2024 and $2.1 million thereafter. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at September 30, 2019, the balance of the right-of-use asset was $4.5 million, which is included in other assets, net on the condensed consolidated balance sheet, and the balance of the related lease liability was $5.1 million, using a discount rate of 5.3%.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was an asset of $342,000 at September 30, 2019 and an asset of $253,000 and a liability of $4.3 million at December 31, 2018; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at September 30, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2019, these debt obligations had a carrying value of $3,287.1 million and an estimated fair value of $3,541.8 million. At December 31, 2018, these debt obligations had an aggregate carrying value of $2,925.3 million and an estimated fair value of $2,988.8 million.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made significant changes to the U.S. federal income tax laws applicable to individuals and corporations and is generally effective for tax years beginning after December 31, 2017. We believe our analysis and computations of the tax effects of the TCJA (including issued guidance) are properly reflected in our financial statements. Future technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may increase the uncertainty as to the long-term effect of the TCJA on us.

Our shares of common stock have been listed on the New York Stock Exchange since our initial public offering, or IPO, in November 2014 and trade under the ticker symbol “STOR.”

Since our inception in 2011, we have selectively originated over $9.5 billion of real estate investments. As of September 30, 2019, our investment portfolio totaled approximately $8.4 billion, consisting of investments in 2,417 property locations across all 50 states. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of September 30, 2019, approximately 99% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2019, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts).

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

Liquidity and Capital Resources

At the beginning of 2019, our real estate investment portfolio totaled $7.6 billion, consisting of investments in 2,255 property locations with base rent and interest due from our customers aggregating approximately $51.2 million per month, excluding future rent payment escalations. As of September 30, 2019, our investment portfolio had grown to approximately $8.4 billion, consisting of investments in 2,417 property locations with base rent and interest due from our customers aggregating approximately $56.5 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. The lease contracts related to just two of our properties are due to expire during the remainder of 2019; 86% of our leases have ten years or more remaining in their base lease term. As of September 30, 2019, eight of our 2,417 properties were vacant and not subject to a lease, which represents a 99.7% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of September 30, 2019, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $107.5 million, the majority of which is expected to be funded in the next twelve months.

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

As of September 30, 2019, substantially all our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 5.9 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of September 30, 2019, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 66% and approximately 37% of our investment portfolio serves as collateral for this long-term debt. The remaining 63% of our portfolio properties, aggregating approximately $5.3 billion at September 30, 2019, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially now that we can issue AAA rated debt from our Master Funding debt program, as described further below.

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

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. At September 30, 2019, we had no amounts outstanding under our unsecured credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $5.3 billion at September 30, 2019. The facility is recourse to us and, as of September 30, 2019, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In February 2019, we completed our second issuance of underwritten public notes in an aggregate principal amount of $350.0 million. These senior unsecured notes, which were issued at 99.260% of their principal amount, are due in March 2029 and bear a coupon rate of 4.625%; similar to our first issuance of public notes in March 2018, interest on these notes will be paid semi-annually in March and September of each year. In December 2018, we entered into two treasury-lock agreements, which limited our exposure to increases in the 10-year treasury rate until the time the notes were issued; we made an aggregate cash payment of $6.7 million to the counterparties upon settlement of the agreements in February 2019, increasing the effective yield on these public notes to just under 5.0%. The net proceeds from the issuance of these notes were primarily used to pay down outstanding balances on our revolving credit facility. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2019, we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured credit facility. In March 2019, we amended the related credit agreement, lowered the related credit spread by 10 basis points and extended the original term of the $100 million bank term loan (originally issued in March 2017) for one year to March 2020, while retaining the three one-year extension options. The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.00%. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.3 billion as of September 30, 2019.

Non-recourse Secured Debt

As of September 30, 2019, approximately 33% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset-backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and we believe it broadens the market for our STORE Master Funding debt program and gives us access to lower cost secured debt. The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. We have historically retained the Class B notes of each series, which aggregated $147.0 million in principal amount outstanding at September 30, 2019 and are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short-term borrowings as we have done from time to time in the past.

The ABS notes outstanding at September 30, 2019 totaled $1.8 billion in Class A principal amount and were supported by a collateral pool of approximately $2.7 billion representing 988 property locations operated by 179 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the nine months ended September 30, 2019, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $77 million on cash collections of $168 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.8 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net-lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

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

Debt Summary

As of September 30, 2019, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.3 billion, a weighted average maturity of 5.9 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2019:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$1,849	$2,746	$—	$2,746
Other mortgage notes payable	202	353	—	353
Unsecured notes and term loans payable	1,275	—	—	—
Unsecured credit facility	—	—	—	—
Total debt	3,326	3,099	—	3,099
Unencumbered real estate assets	—	4,140	1,137	5,277
	$3,326	$7,239	$1,137	$8,376

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

The following tables outline the common stock issuances under this program (in millions except share and per share information):

	Three Months Ended September 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	4,442,863	$36.28	$161.2	$(2.4)	$(0.1)	$158.7
Total	4,442,863	$36.28	$161.2	$(2.4)	$(0.1)	$158.7

	Nine Months Ended September 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	13,448,509	$34.20	$459.9	$(6.9)	$(0.3)	$452.7
Total	13,448,509	$34.20	$459.9	$(6.9)	$(0.3)	$452.7

	Inception of Program Through September 30, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$750 million 2018-2 ATM Program	21,681,251	$32.52	$705.1	$(10.6)	$(0.7)	$693.8
Total	21,681,251	$32.52	$705.1	$(10.6)	$(0.7)	$693.8

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the nine months ended September 30, 2019 increased by $52.6 million over the same period in 2018, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rent and interest revenues. Cash flows from operations for the nine months ended September 30, 2019 include a $6.7 million payment we made in settlement of two treasury lock agreements; for the same period in 2018, cash flows from operations include a $4.3 million payment we received in settlement of a similar agreement. Investment activity in real estate, loans and financing receivables during the first nine months of 2019 was $24.0 million higher than the same period in 2018 and was primarily funded, in both periods, with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Proceeds received from the sale of real estate properties increased $242.4 million for the nine months ended September 30, 2019 over the same period in 2018; during 2019 we sold 80 properties as compared to the sale of 55 properties in 2018. Net cash provided by financing activities was lower for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily as a result of net repayments on our revolving credit facility during 2019 versus net borrowings on our facility during 2018, offset by $42.1 million of additional net proceeds from the issuance of long-term borrowings in 2019 and an increase in dividends paid. We paid dividends to our stockholders totaling $225.0 million and $185.7 million during the first nine months of 2019 and 2018, respectively; we increased our quarterly dividend in the third quarter of 2019 by 6.1% to an annualized $1.40 per common share.

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$335,674	$283,073
Net cash used in investing activities	(748,087)	(969,849)
Net cash provided by financing activities	443,178	670,555
Net increase (decrease) in cash, cash equivalents and restricted cash	30,765	(16,221)
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$73,782	$32,957

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,553	$25,598
Restricted cash included in other assets	46,229	7,359
Total cash, cash equivalents and restricted cash	$73,782	$32,957

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease. As disclosed in Liquidity and Capital Resources, during the nine months ended September 30, 2019, we issued $350.0 million in aggregate principal amount of long-term unsecured debt which has an interest rate of 4.625% and matures in March 2029 and $41.7 million of secured, amortizing long-term debt which has an interest rate of 4.80% and matures in March 2029.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2019 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2019, our total investment in real estate and loans approximated $8.4 billion, representing investments in 2,417 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 700 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of September 30, 2019, our 2,417 property locations were operated by 464 customers across all 50 states. Our largest customer represented approximately 2.8% of our portfolio at September 30, 2019, and our top ten largest customers represented 18.1% of annualized base rent and interest. Our customers operate their businesses across more than 670 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on September 30, 2019, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of September 30, 2019, our property locations were operated by 464 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Fleet Farm Group LLC	2.8%	10
AVF Parent, LLC (Art Van Furniture)	2.6	23
Bass Pro Group, LLC (Cabela's)	1.9	9
CWGS Group, LLC (Camping World/Gander Outdoors)	1.7	20
Cadence Education, Inc. (Early childhood/elementary education)	1.7	42
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.6	14
Stratford School, Inc. (Elementary and middle schools)	1.5	17
Zips Holdings, LLC	1.5	42
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.4	21
US LBM Holdings, LLC (Building materials distribution)	1.4	48
All other (454 customers)	81.9	2,171
Total	100.0%	2,417

Diversification by Concept

As of September 30, 2019, our customers operated their businesses across more than 670 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Fleet Farm	2.8%	10
Ashley Furniture HomeStore	2.3	31
Art Van Furniture	1.9	16
Cabela's	1.8	8
AMC Theaters	1.6	14
Big R Stores	1.5	26
Zips Car Wash	1.4	42
At Home	1.2	9
America's Auto Auction	1.2	7
Stratford School	1.1	4
All other (666 concepts)	83.2	2,250
Total	100.0%	2,417

Diversification by Industry

As of September 30, 2019, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 75 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	10.2%	400	2,721
Restaurants—limited service	5.5	394	1,052
Early childhood education centers	5.7	205	2,282
Health clubs	5.5	84	2,777
Automotive repair and maintenance	4.8	168	845
Movie theaters	4.2	38	1,916
Family entertainment centers	3.7	39	1,361
All other service (29 industry groups)	24.9	645	18,166
Total service	64.5	1,973	31,120
Retail:
Furniture stores	5.6	61	3,853
Farm and ranch supply stores	4.6	43	4,004
All other retail (15 industry groups)	9.2	124	5,467
Total retail	19.4	228	13,324
Manufacturing:
Metal fabrication	4.5	73	9,073
All other manufacturing (21 industry groups)	11.6	143	17,423
Total manufacturing	16.1	216	26,496
Total	100.0%	2,417	70,940

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in all 50 states. The following table details the top ten geographical locations of the properties as of September 30, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.9%	251
Illinois	6.3	154
Florida	5.6	145
Ohio	5.6	135
Georgia	5.1	142
Michigan	4.4	89
Arizona	4.3	79
California	4.2	40
Wisconsin	3.9	50
Minnesota	3.8	85
All other (40 states) (1)	45.9	1,247
Total	100.0%	2,417
(1)	Includes one property in Ontario, Canada which represents 0.3% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of September 30, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2019	0.3%	9
2020	0.5	11
2021	0.6	7
2022	0.3	5
2023	0.8	23
2024	0.8	21
2025	1.5	24
2026	1.8	51
2027	2.7	57
2028	4.2	77
Thereafter	86.5	2,124
Total	100.0%	2,409
(1)	Expiration year of contracts in place as of September 30, 2019 and excludes any tenant option renewal periods.
(2)	Excludes eight properties which were vacant and not subject to a lease as of September 30, 2019.

Results of Operations

Overview

As of September 30, 2019, our real estate investment portfolio had grown to approximately $8.4 billion, consisting of investments in 2,417 property locations in all 50 states, operated by more than 460 customers in various industries. Approximately 95% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 5% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)
Total revenues	$171,834	$137,005	$34,829	$492,259	$394,052	$98,207
Expenses:
Interest	39,325	31,833	7,492	116,822	93,097	23,725
Property costs	3,162	755	2,407	7,760	2,837	4,923
General and administrative	13,566	11,509	2,057	39,815	33,212	6,603
Depreciation and amortization	55,919	45,781	10,138	164,635	132,307	32,328
Provisions for impairment	7,341	—	7,341	9,951	2,608	7,343
Total expenses	119,313	89,878	29,435	338,983	264,061	74,922

Net gain on dispositions of real estate	59,290	1,261	58,029	72,395	30,852	41,543
Income from operations before income taxes	111,811	48,388	63,423	225,671	160,843	64,828
Income tax expense	193	163	30	533	457	76
Net income	$111,618	$48,225	$63,393	$225,138	$160,386	$64,752

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $7.2 billion in gross investment amount representing 2,206 properties as of September 30, 2018 to approximately $8.4 billion in gross investment amount representing 2,417 properties at September 30, 2019. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $8.3 billion in 2019 and $6.9 billion in 2018. During the nine-month periods, the weighted average real estate investment amounts outstanding were approximately $8.0 billion in 2019 and $6.6 billion in 2018. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. Similarly, the full revenue impact of acquisitions made during the first nine months of 2019 will not be seen until the fourth quarter of 2019 and into 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth. Additionally, for the three and nine months ended September 30, 2019, we collected $3.8 million in early lease termination payments which are included in other income.

The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale-leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third-party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the first nine months of 2019, the weighted average lease rate attained on our new investments was approximately 0.1% lower as compared to the same period in 2018 and also represented a small decrease from lease rates attained during the fourth quarter of 2018. The weighted average initial capitalization rate on the properties we acquired during the third quarters of 2019 and 2018 was approximately 7.7% and 7.9%, respectively, and was approximately 7.8% and 7.9%, respectively, during the first nine months of 2019 and 2018. Based on our experience, our expectations for the future include the possibility that we could see similar slight movements in lease rates as market interest rates change.

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

The following table summarizes our interest expense for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense - credit facility	$328	$1,746	$2,151	$4,855
Interest expense - credit facility fees	307	306	910	888
Interest expense - long-term debt (secured and unsecured)	36,971	28,842	107,808	84,157
Capitalized interest	(480)	(906)	(1,234)	(1,960)
Loss (gain) on defeasance/extinguishment of debt	—	—	735	(814)
Amortization of deferred financing costs and other	2,199	1,845	6,452	5,971
Total interest expense	$39,325	$31,833	$116,822	$93,097
Credit facility:
Average debt outstanding	$38,348	$217,283	$80,246	$223,927
Average interest rate during the period (excluding facility fees)	3.4%	3.2%	3.6%	2.9%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,329,563	$2,631,983	$3,254,771	$2,562,161
Average interest rate during the period	4.4%	4.4%	4.4%	4.4%

The increases in average outstanding long-term debt were the primary driver for the increases in interest expense on long-term debt. Long-term debt added after September 30, 2018 primarily consisted of $350 million of 4.625% senior unsecured notes issued in February 2019 and $592 million of STORE Master Funding Series 2018-1 notes issued in October 2018 which bear a weighted average interest rate of 4.34%. As part of the Series 2018-1 note issuance in October, we prepaid, without penalty, STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes aggregating approximately $233.3 million at the time of prepayment; these notes were scheduled to mature in 2020 and bore interest rates of 4.16% and 4.37%, respectively. As of September 30, 2019, we had $3.3 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

Interest expense for the nine months ended September 30, 2019 included a $0.7 million loss incurred in connection with the defeasance of secured debt on a property pending disposition; we made a $7.4 million payment (including expenses) to defease the note payable, which had a remaining outstanding principal balance of $6.7 million. Interest expense for the nine months ended September 30, 2018 included a $0.8 million gain on the extinguishment of debt.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility for both the three- and nine-month periods presented decreased from 2018 to 2019 due to lower average outstanding borrowings. These decreases between periods were partially offset by an increase in the weighted average interest rate incurred on our borrowings due to increases in one-month LIBOR. During the three and nine months ended September 30, 2019, the average one-month LIBOR was approximately 0.1% and 0.5%, respectively, higher than during those same periods in 2018. The amount and timing of real estate acquisition activity and long-term debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.5 million and $1.2 million during the three and nine months ended September 30, 2019, respectively, as compared to $0.9 million and $2.0 million, respectively, for the same periods in 2018.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2019, we owned eight properties that were vacant and not subject to a lease and the lease contracts related to just two properties we own are due to expire during the remainder of 2019. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

As of September 30, 2019, we had entered into operating ground leases as part of several real estate investment transactions. As a result of the adoption of ASC Topic 842 on January 1, 2019, the ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. Prior to 2019, the ground lease payments made directly by our tenants to the ground lessor had been presented on a net basis in our consolidated statements of income. Also as a result of the adoption of ASC Topic 842, for the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we now reflect those payments on a gross basis as both rental revenue and as property costs; prior to 2019, those property taxes were presented on a net basis in the consolidated statements of income.

The following is a summary of property costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Property-level operating costs (a)	$1,858	$632	$3,769	$2,466
Ground lease-related intangibles amortization expense	118	118	352	352
Operating ground lease payments made by STORE Capital	7	5	19	19
Operating ground lease payments made by STORE Capital tenants	418	—	1,200	—
Operating ground lease straight-line rent expense	167	—	480	—
Property taxes payable from tenant impounds	594	—	1,940	—
Total property costs	$3,162	$755	$7,760	$2,837
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $13.6 million and $39.8 million for the three and nine months ended September 30, 2019, respectively, as compared to $11.5 million and $33.2 million, respectively, for the same periods in 2018 with the increase due to the growth of our portfolio and related staff additions as well as approximately $2.0 million of executive severance costs incurred in the second quarter of 2019. Certain expenses, such as property-related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. During the third quarter of 2018, we transitioned the outsourced administrative portion of our portfolio servicing to a new provider, reducing the base cost for these services. Our employee base grew from 86 employees at September 30, 2018 to 98 employees as of September 30, 2019. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $45.8 million and $132.3 million for the three and nine months ended September 30, 2018, respectively, to $55.9 million and $164.6 million, respectively, for the comparable periods in 2019.

Provisions for Impairment

During the nine months ended September 30, 2019, we recognized $9.9 million in provisions for the impairment of real estate, of which $7.3 million was recognized during the third quarter of 2019. During the nine months ended September 30, 2018, we recognized $2.6 million in provisions for loan losses.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended September 30, 2019, we recognized a $59.3 million aggregate net gain on the sale of 54 properties. Of the 54 properties sold in the third quarter, 17 properties were sold as part of a tax-deferred exchange transaction under Section 1031 of the Internal Revenue Code. All proceeds from these sales were used to acquire qualified replacement properties. In comparison, for the three months ended September 30, 2018, we recognized a $1.3 million aggregate net gain on the sale of seven properties. For the nine months ended September 30, 2019, we recognized a $72.4 million aggregate net gain on the sale of 80 properties as compared to an aggregate net gain of $30.9 million on the sale of 55 properties in the same period in 2018.

Net Income

For the three and nine months ended September 30, 2019, our net income was $111.6 million and $225.1 million, respectively, reflecting increases from $48.2 million and $160.4 million for the three and nine months ended September 30, 2018. The change in net income is primarily comprised of an increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income and the impact of the higher aggregate amount of net gains on dispositions of real estate recognized during 2019 versus 2018 as described above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net Income	$111,618	$48,225	$225,138	$160,386
Depreciation and amortization of real estate assets	55,840	45,521	164,400	131,556
Provision for impairment of real estate	7,341	—	9,951	—
Net gain on dispositions of real estate (a)	(59,290)	(1,228)	(72,395)	(30,732)
Funds from Operations	115,509	92,518	327,094	261,210
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(1,319)	(1,302)	(4,194)	(4,825)
Construction period rent deferrals	(144)	2,384	853	4,506
Amortization of:
Equity-based compensation	3,326	2,283	8,083	5,949
Deferred financing costs and other	2,199	1,845	6,452	5,971
Lease-related intangibles and costs	762	621	2,119	1,832
Provision for loan losses	—	—	—	2,608
Lease termination fees	(3,775)	—	(3,775)	—
Capitalized interest	(480)	(906)	(1,234)	(1,960)
Executive severance costs	—	—	1,956	—
Loss (gain) on defeasance/extinguishment of debt	—	—	735	(814)
Adjusted Funds from Operations	$116,078	$97,443	$338,089	$274,477
(a)	For the three and nine months ended September 30, 2018, includes $33,000 and $120,000, respectively, of income tax expense associated with gains recognized on the dispositions of certain properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At September 30, 2019, substantially all of our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 5.9 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR.

At September 30, 2019, the Company does have contracts that are indexed to LIBOR and continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties; the unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

See our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2019, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of September 30, 2019 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the third quarter, the Company completed the implementation of a new accounting system.  As a result of this upgrade, certain processes and internal controls that comprise the Company’s internal control over financial reporting were also updated. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the third quarter of 2019 were in connection with this tax withholding obligation. During the three months ended September 30, 2019, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2019 through July 31, 2019	15,987	$34.00
August 1, 2019 through August 31, 2019	-	$-
September 1, 2019 through September 30, 2019	-	$-
Total	15,987	$34.00

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description	Location
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: November 1, 2019	By:	/s/ Catherine Long
Catherine Long
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)