Form 10-Q/A
period 2019-09-30
STORE CAPITAL Corp
filed 2019-11-04
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

STORE Capital Corporation is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, originally filed on November 1, 2019 (the “Original 10-Q”), solely for the purpose of adding conformed signatures to the certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2 pursuant to Rules 13(a)-14(a) and 13(a)-14(b) under the Securities Exchange Act, as amended.  The Original 10-Q is being re-filed in its entirety with the certifications of the registrant’s principal executive officer and principal financial officer being made as of the date of this Amendment.

Except as specifically noted above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-Q. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-Q was filed.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: November 4, 2019	By:	/s/ Catherine Long
Catherine Long
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)