Form 10-K
period 2019-12-31
STORE CAPITAL Corp
filed 2020-02-21
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-36739

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $7.6 billion based on the last reported sale price of $33.19 per share on the New York Stock Exchange on June 28, 2019.

As of February 19, 2020, there were 244,159,240 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I

In this Annual Report on Form 10-K, or this Annual Report, we refer to STORE Capital Corporation, a Maryland corporation, as “we,” “us,” “our,” “the Company,” “S|T|O|R|E” or “STORE Capital,” unless we specifically state otherwise or the context indicates otherwise.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Annual Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” elsewhere in this Annual Report. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

●	the performance and financial condition of our customers;
●	our ability to raise debt and equity capital on attractive terms;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for customers in such markets;
●	potential defaults (including bankruptcy or insolvency) on, or non-renewal of, leases by customers;
●	decreased rental rates or increased vacancy rates;
●	real estate acquisition risks, including our ability to identify and complete acquisitions and/or failure of such acquisitions to perform in accordance with projections;
●	potential natural disasters and other liabilities and costs associated with the impact of climate change;
●	litigation, including costs associated with defending claims against us as a result of incidents on our properties, and any adverse outcomes;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust tax laws;
●	the impact of changes in the tax code as a result of federal tax legislation and uncertainty as to how such changes may be applied;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and that we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms at all;

●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a real estate investment trust;
●	our ability to retain key personnel;
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and
●	the factors included in this report, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Item 1. BUSINESS

Overview

General. S|T|O|R|E is an internally managed net-lease real estate investment trust, or REIT, that is the leader in the acquisition, investment and management of Single Tenant Operational Real Estate, or STORE Properties, which is our target market and the inspiration for our name. A STORE Property is a real property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business.

S|T|O|R|E continues the investment activities of our senior leadership team, which has been investing in single-tenant operational real estate for over 30 years. We are one of the largest and fastest-growing net-lease REITs, and own a well-diversified portfolio that consists of investments in 2,504 property locations operated by 478 customers across 49 states as of December 31, 2019. Our customers operate across a wide variety of industries within the service, retail and manufacturing sectors of the U.S. economy, with restaurants, early childhood education centers, health clubs, furniture stores and automotive repair and maintenance services representing the top industries in our portfolio.

The following table depicts the growth in our investment portfolio since our inception in 2011.

Our Total Investment Portfolio at Period End

Status as a REIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our initial taxable year ended December 31, 2011. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually.

The Net-Lease Model. S|T|O|R|E is a net-lease REIT. Accordingly, we acquire STORE Properties from business owners, and then lease the properties back to the business owners under net-leases, substantially all of which are triple-net. Under a triple-net lease, our customer (the tenant) is solely responsible for operating the business conducted at the property subject to the lease, keeping property and improvements in good order and repair, remodeling and updating the building as it deems appropriate to maximize business value, and paying the insurance, property taxes and other property-related expenses.  Under the triple-net lease model, therefore, S|T|O|R|E is not a real estate operator; rather, we provide real estate financing solutions to customers seeking a long-term, lower-cost alternative to real estate ownership. Following our acquisition of a property, it is our customer, and not S|T|O|R|E, that controls the property, including with respect to decisions as to when and how to implement environmentally sustainable practices at a given property.

Our Corporate Responsibility. S|T|O|R|E’s beginning was inspired by our belief that we could make a positive difference for real estate intensive businesses across the U.S. by delivering innovative and superior real estate capital solutions. That belief has guided our efforts to bring much needed capital and liquidity opportunities to middle market businesses which, in turn, have brought value creation and growth to our most integral stakeholders: our customers, stockholders and employees. While we do not control the business operations at our properties, as the property owner, we nevertheless recognize that the operation of commercial real estate assets can have a meaningful impact on the environment – particularly with respect to resource consumption and waste generation – and on the health of building occupants. We believe that being conscious of, and seeking to address, environmental impacts within our control, and supporting our customers to do the same in their businesses, plays a role in building and sustaining successful enterprises and, thus, is material to the success of our own business. In addition, we are committed to operating our business responsibly, guarding our valuable reputation and creating long-term and sustainable value for our company through a robust business model and attentiveness to our many stakeholders.  S|T|O|R|E is committed to playing an important role for middle market and larger companies across the U.S. in order to help them succeed, while making a positive impact on our collective communities, both today and for future generations.

2019 Highlights

●	During the year ended December 31, 2019, we invested approximately $1.7 billion in 350 property locations.

●	As of December 31, 2019, our total gross investment in real estate had reached approximately $8.8 billion, of which $5.3 billion was unencumbered. Our long-term outstanding debt totaled $3.6 billion at December 31, 2019, and, at that date, approximately $2.4 billion of our total long-term debt was secured debt and approximately $3.5 billion of our investment portfolio served as collateral for these outstanding borrowings.
●	For the year ended December 31, 2019, we declared dividends totaling $1.36 per share of common stock to our stockholders. In the third quarter of 2019, we raised our quarterly dividend 6.1% from our previous quarterly dividend amount.
●	During 2019, we raised aggregate net proceeds of $650.5 million from sales of shares under our “at the market”, or ATM, equity offering program. As of December 31, 2019, we had the ability to offer and sell up to an additional $700.0 million of our shares of common stock under our $900.0 million ATM authorization established in November 2019.
●	In February 2019, we completed our second public debt offering, issuing $350.0 million in aggregate principal amount of unsecured, investment-grade rated 4.625% Senior Notes, due in March 2029.
●	In November 2019, we marked our ninth issuance of net-lease mortgage notes under our STORE Master Funding debt program; we issued a total of $508.0 million of net-lease mortgage notes, of which $326.0 million are rated AAA with the remainder rated A+. Of the $508.0 million issued, $380.0 million has a 15-year term. The weighted average coupon rate of the AAA rated notes is 3.44% and the weighted average coupon rate of the A+ rated notes is 4.19%.
●	In the fourth quarter of 2019, in conjunction with the $508.0 million STORE Master Funding debt issuance, we prepaid, without penalty, STORE Master Funding notes with an aggregate balance of approximately $186.1 million at the time of prepayment; these notes were scheduled to mature in 2020 or 2021 and bore a weighted average coupon rate of 4.22%.

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

We define middle-market companies as those having approximate annual gross revenues of between $10 million and $1.0 billion, although approximately 20% of our customers have annual revenues in excess of $1.0 billion. The median annual revenues of our 478 customers was approximately $55 million and, on a weighted average basis, our average customer has revenues of approximately $853 million. Most of our customers do not have credit ratings, while some have ratings from rating agencies that service insurance companies or fixed-income investors. Most of these non-rated companies either prefer to be unrated or are simply too small to issue debt rated by a nationally recognized rating agency in a cost-efficient manner.

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

Our customers typically have the choice either to own or to lease the real estate they use in their daily businesses. They choose to lease for various reasons, including the potential to lower their cost of capital, as leasing supplants traditional financing options that tie up equity in the real estate. Leasing is also viewed as an attractive alternative to our customers because it generally locks in scheduled payments, at lower levels and for longer periods, than traditional financing options; these factors are viewed favorably relative to the amounts funded.

Whether companies elect to rent or own the real estate they use in their businesses is most often a financial decision. For the few highly capitalized large companies that possess investment-grade credit ratings, real estate leasing tends to be viewed as a substitute for corporate borrowings that they could otherwise access (so long as they remain highly rated and equitized). With real estate leases often bearing rental costs that exceed corporate term borrowing costs, such companies elect to rent for strategic reasons. Such reasons may include the long-term flexibility to vacate properties that are no longer strategic, the permanence of lease capital which lessens potential refinancing risk should corporate credit ratings deteriorate, the lack of corporate financial covenants associated with leasing and the ability to harness developers to effectively outsource their real estate development needs. The primary motivations for S|T|O|R|E’s middle market and larger customers tend to be different. For such companies, real estate leasing solutions offer the potential to lower their cost of capital. In addition to these primary economic motivations, real estate leasing offers the potential for greater corporate flexibility, which is a hallmark of S|T|O|R|E’s approach and which offers the potential for further tenant wealth creation. Important tenant concerns include lease assignability, property substitution rights, property closure rights and the ability of S|T|O|R|E to assist with property expansion and lease contract modification. We believe that our customers select us as their landlord of choice principally as a result of our service, comparative business flexibility and the tailored net-lease solutions we provide.

We believe the demand for our net-lease solutions has grown as a result of the current bank regulatory environment. In our view, the increased scrutiny and regulation of the banking industry in response to the collapse of the housing and mortgage industries from 2007 to 2009, particularly with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the Basel Accords issued by the Basel Committee on Banking Supervision, have constrained real estate lending practices and limited desirable term debt real estate borrowing options. Real estate leasing today represents a highly desirable component of corporate capitalization strategies due, in part, to the unavailability of long-term, fixed rate commercial real estate mortgage financing with important features such as affordable prepayment and modification options or loan assignability.

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
Family entertainment

Within the sub-sectors, the market for STORE Properties is further subdivided into a wide variety of industries within the service, retail and manufacturing sectors, such as:

Automotive parts stores	Movie theaters
Cold storage facilities	Office supplies retailers
Department stores	Pet care facilities
Discount stores	Rental centers
Early childhood education	Secondary education
Family entertainment facilities	Supermarkets
Fast food restaurants	Truck stops
Full service restaurants	Wholesale clubs
Furniture stores

Although many of these industries are represented within our diverse property portfolio, S|T|O|R|E primarily targets service sector properties that represent a broad array of everyday services (such as restaurants and health clubs), are located near customers targeted by the business operating on the property and are for services not readily available online. Although not our primary focus, the retail sector assets we target are primarily located in retail corridors, tend to be internet resistant and include a high experiential component, such as furniture and hunting and fishing stores. In the manufacturing sector we typically target properties across a broad array of industries that are located in industrial parks near customers and suppliers, and that are operated by businesses that produce everyday necessities. As of December 31, 2019, our portfolio of investments in STORE Properties was diversified across more than 100 industries, of which 65% was in the service sector, 19% was in the retail sector and 16% was in the manufacturing sector, based on annualized revenue.

Our Asset Class: STORE Properties

STORE Properties are a unique asset class that inspired the formation of S|T|O|R|E and our company name. STORE (Single Tenant Operational Real Estate) Properties are profit-center real estate locations on which our customers conduct their businesses and generate revenues and profits. The defining characteristic of STORE Properties is the number of payment sources: STORE Properties have the following three payment sources, whereas all other commercial real estate assets have just two.

●	Unit-Level Profitability. STORE Properties are distinguished by the primary source of their rent payment, which comes directly from the profits produced by the business operations at the real estate locations we own, which we refer to as unit-level profitability. While it is a common perception that the tenant under a lease is the primary source of the rent payment (as distinguished from the business unit operating at the leased site), we have observed a historic pattern in which tenants in corporate insolvencies seek to vacate unprofitable locations while retaining profitable ones, which indicates that the profitability of the location is the main indicator of a tenant’s long-term ability to pay. Because insolvent tenants historically retain profitable locations while seeking to vacate unprofitable ones, it is fundamentally important for S|T|O|R|E to collect and review the unit-level financial statements of the businesses our customers operate at our real estate locations, which is a key component of our business model. As of December 31, 2019, approximately 98% of the properties in our portfolio are subject to unit-level financial reporting requirements. Without access to unit-level financial reporting for the business activities conducted on the properties we own, it is difficult to accurately assess our customer’s business and, thus, the quality of the most important, and primary, source for our rent payments.
●	Customer Credit Quality. In addition to the unit-level profitability of the business on the real estate we own, our customers’ overall financial health, or credit quality, serves as a secondary source of payment. Our customer’s credit can become the primary payment source if our unit is not profitable and our customer is required to divert cash flows from its other profitable locations or utilize other resources to pay our rents. However, we have seen that customer credit quality tends to be subject to greater volatility over time than unit-level profitability, because customer credit quality is not only a function of the unit-level profitability of the operations at our locations, but of the profitability of potentially many other existing and new assets owned and operated by our customer. Corporate financial health is also a function of many other decisions, such as optional changes in capital structure or growth strategies, as well as conditions in the marketplace for our customers’ products and services, that can change over time and that may have profound impacts on customer creditworthiness.
●	Real Estate Residual Value. The final payment source that is common to all real estate investments is the residual value of the underlying real estate, which gives us the opportunity to receive rents from substitute tenants in the event our property becomes vacant. For S|T|O|R|E, this means more than just looking at comparable lease rates and transactions. Studies we have completed underscore the importance of investing in properties at or below their as-new replacement costs. We also review the local markets in which our properties are located and seek to have rents that are at or below prevailing market rents on a per square foot basis for comparable properties. Taking these steps protects S|T|O|R|E and our customers by making it easier for us to assign, sell or sublease properties that our customers may want to sell, reposition or vacate as part of their capital efficiency strategies.

Creating Investment-Grade Contracts

From our inception in 2011, based upon the experiences gained by our founding leadership team over more than 30 years and two prior successful public companies, we have emphasized and uniquely disclosed information regarding the net-lease contracts we create with our tenants. We believe that our net-lease contracts, and not simply tenant or real estate quality, are central to our potential to deliver superior long-term risk-adjusted rates of return to our stockholders. Contract quality embodies tenant and real estate characteristics, together with other investment attributes we believe are highly material. Contract attributes include the prices we pay for the real estate we own, inclusive of the prices relative to new construction cost. As of December 31, 2019, our average investment approximated 81% of replacement cost, a statistic that has been relatively stable since 2015. Other important contract attributes include the ability to receive unit-level financial statements, which allows us to evaluate unit-level cash flows relative to the rents we receive. As of December 31, 2019, the median ability of the properties we own to cover our rents, inclusive of an allowance for indirect costs, approximated 2.2:1, which has also held fairly stable since 2015. Likewise, over many years of providing real estate net-lease capital, we have determined that tenant alignments of interest are highly important. Such alignments of interest can include full parent company recourse, credit enhancements in the form of guarantees, cross default provisions and the use of master leases. Master leases are individual lease contracts that bind multiple properties and offer landlords greater security in the event of tenant insolvency and bankruptcy. Whereas individual property leases provide tenants with the opportunity to evaluate the desirability and viability of each individual property they rent in the event of a bankruptcy, master leases bind multiple properties, permitting landlords to benefit from aggregate property performance and limiting tenants’ ability to pick and choose which leases to retain. As of December 31, 2019, 92% of our multi-property net-lease contracts were in the form of master leases. Contract economic terms are also highly important because they can enhance margins of safety. During 2019, our weighted average initial lease rate was 7.8%, with annual contractual lease escalations averaging an added 1.9% of contract rents. We believe that our initial yields, on average, range from 10% to 15% above those expected by investors seeking real estate investment opportunities through the broker auction market, which provides us greater flexibility to preserve and enhance returns. Other important tenant contract considerations include indemnification provisions, lease renewal rights, and the ability to sublease and assign leases, as well as qualitative considerations, such as alternative real estate use assessment and the composition of a tenant’s capitalization structure.

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

●	Investment Origination. S|T|O|R|E was formed to fill a need for efficient long-term real estate capital for middle-market and larger customers. We do this principally through a solutions-oriented approach that includes the use of lease contracts that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. A S|T|O|R|E hallmark is our ability to directly market our real estate lease solutions to middle market and larger companies nation-wide, harnessing a geographically focused team of experienced relationship managers at our home office. Approximately 80% of our investments, by dollar volume, have been originated by our internal origination team through direct new customer solicitations and a strong level of repeat business from existing customers. By creating demand for our services, we maintain a large pipeline of investment opportunities, which we estimate to be $12.1 billion as of December 31, 2019. Our objective is to be both highly selective and achieve higher rates of return than our stockholders could achieve if they sought to acquire profit-center real estate on their own.
●	Investment Underwriting. Our senior leadership team has developed our methods of risk evaluation over more than 30 years and across investments of more than $19.0 billion in approximately 10,000 STORE Properties. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class. We have combined our underwriting approach with our portfolio management systems to capture and track computed customer credit ratings as well as the performance of the businesses conducted at the properties we own (unit-level performance). Our focus on STORE Properties, which are profit-centers for our tenants, enables us to create lease contracts having payment performance characteristics that are generally materially superior to the implied credit ratings of our diverse tenant base. Through our underwriting and portfolio management approach, we track, measure and report investment performance, with the investment underwriting goal to create a diverse portfolio centered on investment-grade quality contracts. As of December 31, 2019, we estimate that the net portfolio losses we have experienced due to credit events experienced by our customers have averaged 0.2% per year of the total investments we have made since we began in 2011 based on average annual credit events of 1.0% and average annual net credit losses of 0.3% offset by average annual gains on property sales of 0.1%, which is reflective of our underwriting and portfolio management guidelines.

●	Investment Documentation. Because we believe purchase and lease contracts are the principal determinants of investment risk, we have always emphasized the importance of our investment documentation. The purchase documentation process includes the validation of investment underwriting through our due diligence process, which includes our initiation and receipt of third-party real estate valuations, title insurance, property condition assessments and environmental reports. When we are satisfied with the results and outcome of our pre-acquisition due diligence process, we enter into a lease with the seller. Our lease documents incorporate lessons learned over decades to forge balanced contracts characterized by important alignments of interest, including strong enforcement provisions. Altogether, our documentation process, like our approach to investment underwriting, is integral to investment quality and designed to offer our investors a value that most could not create for themselves.
●	Portfolio Management. Net-lease real estate investment portfolios require active management to realize superior risk-adjusted rates of return. S|T|O|R|E represents our senior leadership team’s third, and most highly developed and scalable, servicing platform. We are virtually paperless and can access detailed information on our large diversified portfolio from practically anywhere and at any time. For over 30 years, our senior leadership team has learned how to monitor unit-level profit and loss statements, customer corporate financial statements and the timely payment of property taxes and insurance in order to gauge portfolio quality. Having such systems is central to our ability to effectively monitor and reduce customer credit risk at the property level, which, in turn, allows us to place greater focus on effectively managing the minority of investments that may have higher risks. We believe these systems, when combined with our high degree of financial and operating flexibility, allow us to realize better stockholder risk-adjusted rates of return on our invested capital.
●	Financial Reporting and Treasury. We consider and evaluate our corporate financing strategies with the same emphasis as our real estate investment strategies. Under our financing strategy, borrowings must: prudently improve stockholder returns; be structured to provide portfolio flexibility and minimize our exposure to changes in long-term interest rates; be structured to optimize our cost of financing in a way that will enhance investor rates of return; and contribute to corporate governance by enhancing corporate flexibility. Our senior leadership team has extensive experience with diverse liability strategies. Today, we are one of the few REITs able to employ our own AAA rated borrowing source, while simultaneously maintaining investment-grade corporate credit ratings. We have designed and implemented strategies that add value to our investors by offering a more efficient means to finance real estate than they could otherwise do on their own. At the same time, the flexibility we derive from our liability strategies can also result in important flexibility for our customers.

Our Business and Growth Strategies

Our objective is to continue to create stockholder value through sustained investment and management activities designed to increase distributable cash flows and deliver attractive risk-adjusted rates of return from a growing, diverse portfolio of STORE Properties. To accomplish this, our principal business and growth strategies are as follows:

●	Focus on Middle-Market and Larger Companies Operating STORE Properties. We believe we have selected the most attractive investment opportunity within the net-lease market, STORE Properties, and targeted the most attractive customer type within that market, middle-market and larger non-investment-grade-rated companies. We focus on this market given its strong fundamentals and the limited long-term financing solutions available to the companies in it. Within the net-lease market for STORE Properties, our value proposition is most compelling to middle-market and larger, bank-dependent companies, most of which are not rated by any nationally recognized rating agency due to their size or capital markets preferences, but who have strong credit metrics and operate within broad-based industries having the potential for sustained relevance.
●	Realize Stable Income and Internal Growth. We seek to make investments that generate strong and stable current income as a result of the difference, or spread, between the rate we earn on our assets (primarily our lease revenues) and the rate we pay on our liabilities (primarily our long-term debt). We augment that income with internal growth. We seek to realize superior internal growth through a combination of (1) a target dividend payout ratio that permits a meaningful level of free cash flow reinvestment and (2) cash generated from the estimated 1.8% weighted average annual escalation of base rent and interest in our portfolio (as of December 31, 2019, as if the escalations in all of our leases were expressed on an annual basis). We benefit from contractual rent escalations, as approximately 99% of our leases and loans (as of December 31, 2019, by annualized base rent and interest) have escalations that are either fixed (14% of our leases and loans) or based on the Consumer Price Index, or CPI (85% of our leases and loans). A final means of internal growth is the accretive redeployment of cash realized from the occasional sale of real estate. During 2019, we divested $428.9 million of real estate at a net gain of $18.8 million over our initial cost which we were able to redeploy. We believe these three means of internal growth will enable strong cash flow growth without relying exclusively on future common stock issuances to fund new portfolio investments.
●	Capitalize on Direct Origination Capabilities for External Growth. As the market leader in STORE Property investment originations, we plan to complement our internal growth with external growth driven by continued new investments funded through future equity issuances and borrowings to expand our platform and raise investor cash flows.
●	Actively Manage our Balance Sheet to Maximize Capital Efficiency. We seek funding sources that enable us to lock in long-term investment spreads and limit interest rate sensitivity. We also seek to maintain a prudent balance between the use of debt (which includes our own STORE Master Funding program, unsecured term notes, commercial mortgage-backed securities borrowings, insurance borrowings, bank borrowings and possibly preferred stock issuances) and equity financing. During 2017, we received a rating of Baa2, stable outlook, from Moody’s Investors Service and received a credit rating upgrade to BBB, stable outlook, from both S&P Global Ratings and Fitch Ratings. As of December 31, 2019, our secured and unsecured long-term debt had an aggregate outstanding principal balance of $3.6 billion, a weighted average maturity of approximately seven years and a weighted average interest rate of 4.3%.
●	Increase our portfolio diversity. As of December 31, 2019, we had invested approximately $8.8 billion in 2,504 property locations, substantially all of which are profit centers for our customers. Our portfolio is highly diversified; built on an average transaction size of just over $9.0 million, we now have over 475 customers (having added an average of approximately 14 net new customers quarterly since inception) operating across more than 700 different brand names, or business concepts, across 49 states and over 100 industry groups. Our largest customer represented 2.8% of our portfolio as of December 31, 2019, based on annualized base rent and interest. Our portfolio’s diversity decreases the impact on us of an adverse event affecting a specific customer, industry or region, thereby increasing the stability of our cash flows. We expect that additional acquisitions in the future will further increase the diversity of our portfolio and, from time to time, we may sell properties in our portfolio to improve overall portfolio credit quality or diversity.
●	Engage with our tenants. In 2019, we initiated a tenant outreach program designed to gauge our tenants’ current sustainability practices, provide them with sustainability education and support resources, and encourage them to engage in sustainable practices, including reducing power usage, saving water, assessing building equipment, and implementing other energy-efficiency upgrades. We believe that effective encouragement of sustainability initiatives, particularly related to energy, water and indoor environmental quality, can lead to the adoption of practices that can drive business and real estate value appreciation, decrease operating costs and mitigate regulatory risks.

Environmental Risk Management

We are committed to environmental sustainability and the mitigation of environmental risks in connection with the development of our property portfolio. This commitment reflects the fact that the properties we acquire are subject to both state and federal environmental regulations, but, more importantly, it aligns with our belief that being conscious of, and seeking to address and manage environmental risks within our control, and supporting our customers to do the same in their businesses, plays a role in building and sustaining successful enterprises; and, thus, is material to the success of our own business.

Our commitment to environmental sustainability begins before we acquire a real estate asset and is evident through each stage of the acquisition process.

●	When assessing a target company, we engage a nationally recognized and insured environmental engineer to perform a Phase I environmental site assessment against current industry standards and evaluate any recognized environmental conditions (RECs) identified in the assessment. We also conduct a separate, property-level sustainability assessment through an independent third party.
●	When we identify a REC, we take appropriate mitigating action, which may include conducting a Phase II environmental assessment, submitting the property into a voluntary clean-up program, purchasing an environmental insurance policy, and remediating the REC in accordance with regulatory requirements,
●	When we are satisfied with the results and outcome of our pre-acquisition due diligence process, we enter into a lease with the seller pursuant to which the seller agrees to certain covenants and indemnities that typically require the seller to comply with applicable environmental laws and remediate or take other corrective action should any environmental issues arise.

We may take additional actions in situations where a target property may be subject to risks associated with climate change, particularly as a result of being located in a geographic area susceptible to floods, hurricanes, tornados, earthquakes or other climate-related occurrences. These additional steps and actions may include: maintaining comprehensive environmental insurance coverage for specified properties in our portfolio to ensure that there are financial resources available to conduct safe and timely remediation in the event of an unforeseen environmental issue; and preparing for climate-related natural disasters by requiring our tenants to carry insurance, including fire, wind/hail, earthquake, flood and other extended coverage where appropriate given the relative risk of loss, geographic location and industry best practices.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including, but not limited to, traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices), some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the willingness to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom maintain a preference to own, rather than lease, the real estate they use in their businesses. The competition we face may increase the demand for STORE Properties and, therefore, reduce the number of suitable acquisition opportunities available to us or increase the price we must pay to acquire STORE Properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

Human Capital

We believe that to continue to deliver strong financial results, we must provide and maintain a work environment that: attracts, develops, and retains top talent; affords our employees an engaging work experience that allows for career development and opportunities for meaningful civic involvement; and enables every employee at every level to be treated with dignity and respect, to be free from discrimination and harassment, and to devote their full attention and best efforts to performing their job to the best of their respective abilities. We have adopted a companywide Policy Statement on Human Rights that underscores our commitment to these principles. As part of our commitment:

●	We seek to foster a diverse and vibrant workplace of individuals who possess a broad range of experiences, backgrounds and skills, starting at the top. At the executive level, three of our nine directors, two of our five executive officers, and eight of our fourteen officers at the level of senior vice president and above are women, and overall, we have a deep bench of men and women who are collectively fully capable of professionally operating the business and fulfilling the S|T|O|R|E vision.

●	We empower our employees through employee-run engagement committees that develop and influence new employee onboarding, personal growth and professional development programs, company social and team-building events, and health and wellness programs.
●	We actively support charitable organizations that promote education and social well-being and we encourage our employees to personally volunteer with organizations that are meaningful to them. For example, we proudly sponsor local charities such as the Juvenile Diabetes Research Foundation and our employees volunteer in local charitable organizations such as Arizona Helping Hands and the Society of St. Vincent de Paul.

As of December 31, 2019, we had 97 full-time employees, an increase of 7.8% over the total at December 31, 2018, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

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

About Us & Available Information

We were incorporated under the laws of Maryland on May 17, 2011. Since our initial public offering in November 2014, shares of our common stock have traded under the ticker symbol “STOR” on the New York Stock Exchange, or NYSE. Our offices are located at 8377 E. Hartford Drive, Suite 100, Scottsdale, Arizona 85255. We currently lease approximately 27,800 square feet of office space from an unaffiliated third party. Our telephone number is (480) 256-1100 and our website is www.storecapital.com.

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

We lease substantially all of our properties to customers who generate sales and profits from businesses operated at the leased properties. We underwrite and evaluate investment risk based on our belief that our customers’ most important, and primary, source of payment for our leases and loans is the profitability of the businesses operated at the leased properties, which we refer to as “unit-level profitability.” While a customer may have other sources of payment to meet its lease or loan obligations to us, we believe the success of our investments materially depends upon whether our customers successfully operate their businesses and maintain financial stability, and thus generate unit-level profitability, at the location or locations we acquire and lease back or finance. The financial failure of, or other default by, one of our customers under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that customer and might decrease the value of that property and result in a non-cash impairment charge.

Changes in macroeconomic trends may adversely affect our customers.

The success of most of the businesses represented in our portfolio depends on the willingness of consumers to use discretionary income to purchase their products or services. Currently, we believe that many of the businesses operated by our customers are favorably impacted by current macroeconomic trends that support consumer spending, such as generally declining unemployment and positive consumer sentiment. Economic conditions are cyclical, and developments that discourage consumer spending, such as increasing unemployment, wage stagnation, decreases in the value of real estate and/or financial assets, inflation or increasing interest rates, or a downturn in the national economy or the regional and local economies where our properties are located, could adversely affect our customers, impair their ability to meet their lease obligations to us and materially and adversely affect us.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by our customers, and a decline in the attractiveness of triple-net lease transactions to potential sellers.

Some service and retail customers may be susceptible to e-commerce pressures.

Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Restaurants, early childhood education centers, health clubs, furniture stores, and automotive repair and maintenance services represent the largest industries in our portfolio; Fleet Farm, Ashley Furniture HomeStore, Art Van Furniture, Cabela’s and AMC Theaters represent the largest concepts in our portfolio. Service and retail businesses using physical outlets face increasing competition from alternate methods of purchasing goods and services, including online service providers and retailers. While we believe the businesses in our portfolio are generally more insulated from e-commerce pressure than many others, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from online providers. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our customers may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our customers face increased competition from non-traditional competitors, such as online vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our customers will be successful in meeting any new competition, and a deterioration in our customers’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

Default by one or more of our customers could materially and adversely affect us, and bankruptcy laws will limit our remedies.

Any of our customers may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such customer may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy. Any claims against bankrupt customers for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues, if any, that are substantially less than the contractually specified rent we are owed under their leases. While we are generally subject to this risk because our triple-net leases generally involve a single tenant, this risk is magnified in situations where we lease multiple properties to a single customer under a master lease, as a customer failure or default under a master lease could reduce or eliminate rental revenue from multiple properties. In addition, any claim we have for unpaid past rent will most likely not be paid in full. If a customer becomes bankrupt or insolvent, federal law may prohibit us from evicting such customer based solely upon such bankruptcy or insolvency, and we may face issues recovering the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant. We may also be unable to re-lease a terminated or rejected space, on comparable terms or at all, or sell a vacant space. Following a vacancy at a property, we will be responsible for all of the operating costs at such property until it can be sold or re-let, if at all.

Our investments are concentrated in the middle-market sector, and we would be adversely affected by an economic downturn or an excess of STORE Properties for rent in that sector.

Our target market is middle-market companies that operate their businesses out of one or more locations that generate unit-level profitability for the business. Historically, many companies prefer to own, rather than lease, the real estate they use in their businesses. A failure to increase demand for our products by, among other ways, failing to convince middle-market companies to sell and lease back their STORE Properties, a decrease in the demand of middle-market companies to rent STORE Properties, or an increase in the availability of STORE Properties for rent could materially and adversely affect us.

Adverse economic conditions could harm our returns and profitability.

Our operating results may be affected by market and economic challenges and uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole, by the local economies where our properties are located or our customers conduct business, or by the real estate industry in particular. These economic challenges and uncertainties may result in:

●	customer defaults or non-renewals under leases, including as a result of constricted access to credit;

●	reduced demand for our net-lease solutions, forcing us to offer concessions or reduced rental rates when re-leasing properties; and

●	adverse capital and credit market conditions that may restrict our operating activities.

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

In addition, the U.S. government, beginning in early 2018, has imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, including as a result of the United Kingdom’s decision to leave the European Union, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our customers’ business and, consequently, impact their ability to satisfy their financial obligations to us.

Geographic or industry concentrations lessen the diversity of our portfolio and may negatively affect our financial results.

Our operating performance is impacted by the economic conditions affecting the specific markets and industries in which we have concentrations of properties. As of December 31, 2019, the five states from which we derived the largest amount of our annualized base rent and interest were Texas (10.7%), Illinois (6.4%), Florida (5.4%), Georgia (5.2%) and Ohio (5.2%). In addition, as of December 31, 2019, 14.5% of the dollar amount of our investment portfolio was represented by properties dedicated to, and also 14.5% of our annualized base rent and interest was derived from customers operating in, the restaurant industry and, in the future, it is likely we will acquire additional restaurant properties. As a result of these concentrations, local economic and industry conditions, changes in state or local governmental rules and regulations, acts of nature and other factors in these states could result in a decrease in consumer demand for the products and services offered by our customers operating in those states or industries, which would have an adverse effect on our customers’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their obligations to us. Because the restaurant industry represents a significant portion of our portfolio, a downturn in the restaurant industry may have a material adverse effect on us. As we continue to acquire properties, our portfolio may become more concentrated by customer, industry or geographic area. Such decreased diversity in our portfolio could cause us to be more sensitive to the bankruptcy or insolvency of fewer customers, to changes in consumer trends of a particular industry and to a general economic downturn in a particular geographic area. In addition, ongoing consolidation in the restaurant and retail industries could reduce the demand for our triple-net leases.

Failure of our underwriting and risk-management procedures to accurately evaluate a potential customer’s credit risk could materially and adversely affect our operating results and financial position.

Our success depends in part on the creditworthiness of our customers, which, since they are mostly middle-market companies, are not rated by any nationally recognized rating agency. We analyze the creditworthiness of our customers using Moody’s Analytics RiskCalc, our methodology of estimating probability of lease rejection and the STORE Score, each of which may be faulty, deficient, inaccurate or incomplete, or which otherwise may fail to adequately assess default risk. An expected default frequency (“EDF”) score from Moody’s Analytics RiskCalc is not the same as a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, an EDF score may not be as indicative of creditworthiness as a rating published by Moody’s Investors Services, Inc. (“Moody’s”), S&P Global Ratings, a division of S&P Global, Inc. (“S&P”), or another nationally recognized statistical rating organization. Substantially all of our customers are required to provide corporate-level financial information to us periodically or, in some instances, at our request. EDF scores and the financial ratios we calculate are based on financial information provided to us by our customers and prospective customers without independent verification by us, may reflect only a limited operating history of the customer and require us to assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. The probability of lease rejection we assign an investment may be inaccurate. Moreover, the risks we have identified as our principal risks may fail to incorporate significant risks of which we are unaware. If our underwriting procedures fail to properly assess the unit-level profitability, customer or corporate credit risk or real estate value of potential investments, then we may invest in properties and lease them to customers who ultimately default, and we may be unable to recover our investment by re-leasing or selling the related property, which could materially and adversely affect our operating results and financial position.

In addition, we use a proprietary information technology (“IT”) platform, which we developed to proactively manage our investment portfolio. Our IT platform offers customer relationship management and general ledger and servicing system integration, and includes the STORE Universal Database System (“SUDS”), which provides our management with access to lease abstracts, customer information, document scans, property data and servicing information. Our IT platform and SUDS may not capture all of the information needed to effectively mitigate the risk of customer default.

We have now, and may have in the future, exposure to contingent rent escalators, which may expose us to inflation risk and can hinder our growth and profitability.

A substantial portion of our leases contain rent escalators, pursuant to which the base rent payable by the customer under the lease is periodically increased. Our leases that have contingent rent escalators indexed to future increases in the Consumer Price Index, or CPI, primarily adjust over a one-year period but may adjust over multiple-year periods. Generally, these escalators increase rent at the lesser of (i) 1 to 1.25 times the change in the CPI over a specified period or (ii) a fixed percentage. Under this formula, during periods of deflation or low inflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed, rather than variable, rates. Conversely, in periods when inflation is higher, contingent rent increases may not keep up with the rate of inflation. In either event, our growth and profitability may be adversely affected. Higher inflation may also have an adverse impact on our customers if increases in their operating expenses exceed increases in revenue, which may adversely affect our customers’ ability to satisfy their financial obligations to us.

We depend on key personnel; the loss of their full service could impair our ability to operate successfully.

As an internally managed company, we rely on the experience, efforts and abilities of our senior leadership team and other key personnel. We cannot guarantee the continued employment of any of the members of our senior leadership team, each of whom could be difficult to replace, given their extensive market knowledge and the extent of the relationships they have developed with real estate professionals and financial institutions. The loss of services of one or more members of our senior leadership team, or our inability to attract and retain highly qualified personnel, could adversely affect our business and be negatively perceived in the capital markets, diminish our investment opportunities and weaken our relationships with lenders, business partners, and customers, all of which could materially and adversely affect us.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth.

We acquire and intend to continue to acquire STORE Properties. Our ability to continue to acquire properties we believe to be suitable and compatible with our growth strategy may be constrained by numerous factors, including the following:

●	We may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a customer, in which case our ability to profitably grow our company will decrease.
●	Because many customers we approach have historically preferred to own, rather than lease, their real estate, our ability to grow requires that we overcome those preferences and convince customers that it is in their best interests to lease, rather than own, their STORE Properties, and we may be unable to do so.
●	After beginning to negotiate the terms of a transaction and during our real property, legal and financial due-diligence review with respect to a transaction, we may be unable to reach an agreement with the customer or discover previously unknown matters, conditions or liabilities and may be forced to abandon the opportunity after incurring significant costs and diverting management’s attention.
●	We may fail to obtain sufficient equity, adequate capital resources or other financing available to complete acquisitions on favorable terms or at all.

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

We also face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices), some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties, the ability to offer more attractive terms to prospective customers and the willingness to accept greater risk or lower returns than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices we must pay for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

Some of our customers rely on government funding, and their failure to continue to qualify for such funding could adversely impact their ability to make timely lease payments to us.

Some of our customers operate businesses that depend, to various extents, on government funding or reimbursements. For example, customers operating in the education industry often rely extensively on local, state and federal government funding for their students’ tuition payments. In addition, customers in the healthcare and childcare-related industries typically receive local, state or federal funding, subsidies or reimbursements. The amount and timing of these government payments depend on various factors beyond our or our customers’ control, including government budgets and policies and political issues. Some of these customers also must satisfy certain licensure or certification requirements in order to qualify for government funding, subsidies or reimbursements. As we continue to grow our investment portfolio, we likely will continue to invest in properties leased by customers operating in these industries and expand our business into other industries that rely significantly on payments from government payors. If these customers fail to receive government funding, when and as needed, including as a result of tightened government budgets, revised funding policies or otherwise, or fail to comply with related regulations, their cash flow could be materially affected leading them to default on their leases and causing an adverse impact on our business.

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

If a customer defaults under either the ground lease or mortgage loan of a hybrid lease, we may be required to undertake foreclosure proceedings on the mortgage before we can re-lease or sell the property.

In certain circumstances, we may enter into hybrid leases with customers. A hybrid lease is a modified sale-leaseback transaction, where the customer sells us land and then we lease the land back to the customer under a ground lease and simultaneously make a mortgage loan to the customer secured by the improvements the customer continues to own. If a customer defaults under a hybrid lease, we may: (i) evict the customer under the ground lease and assume ownership of the improvements; or (ii) if required by a court, foreclose on the mortgage loan that is secured by the improvements. Under a ground lease, we as ground lessor generally become the owner of the improvements on the land at lease maturity or if the customer defaults. If, upon default, a court requires us to foreclose on the mortgage rather than evicting the customer, we might encounter delays and expenses in obtaining possession of the improvements, which in turn could delay our ability to sell or re-lease the property in a prompt manner, which could materially and adversely affect us.

As leases expire, we may be unable to renew those leases or re-lease the space on favorable terms or at all.

As of December 31, 2019, leases and loans representing approximately 19.0% of our annualized base rent and interest will expire prior to 2030. We cannot guarantee that we will be able to renew leases or re-lease space without an interruption in the rental revenue from those properties, at or above our current rental rates or without having to offer substantial rent abatements, customer improvement allowances, early termination rights or below-market renewal options, and the terms of renewal, extension or re-lease may be less favorable to us than the prior lease. The difficulty, delay and cost of renewing leases, re-leasing space and leasing vacant space could materially and adversely affect us, and the terms of any new or renewed leases, and the related costs, will depend on prevailing market conditions at that time. In addition, some of our properties are designed for the particular needs of a customer and have been designed or physically modified for a particular customer’s business; thus, we may be required to renovate or decrease the rent we charge or provide other concessions in order to lease the property to another prospective customer. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions.

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

We face risks associated with security breaches, through cyber-attacks or cyber intrusions over the internet, malware, computer viruses or other malicious codes, attachments to e-mails, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems, many of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. The risk of a security breach or disruption, particularly through advanced persistent cyber-attack or cyber intrusion, including by computer hackers, foreign governments, criminal organizations or cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business, the availability and integrity of our data, and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our customers. We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. Although we are continually increasing our efforts and investments to maintain the ongoing security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating our security policies and procedures, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for us to entirely counteract this risk or fully mitigate the harms after such an attack, although we have seen no material impact on our business or operations from these attacks to date. And as we periodically must upgrade our IT systems or adopt new technologies, we face the risk that such a new system or technology may not function properly and expose us to increased cybersecurity breaches and failures, which would expose us to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. Our systems are also vulnerable to employee error, system error and faulty password management.

A security breach or other significant disruption involving our IT networks and related systems, or those of our third-party providers that we rely on, could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our customers and investors generally.

We rely on third-party vendors to assist us with our network and information technology requirements. While we carefully select these third-party vendors, we cannot control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber attacks and security breaches at a vendor could adversely affect our operations.

Our ability to fully control the maintenance of our net-leased properties may be limited.

Our customers are the tenants of our net-leased properties and are thus responsible for maintenance and other day-to-day management of our properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. We visit our properties periodically, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. While our leases generally provide for recourse against a customer in these instances, a bankrupt or financially-troubled customer may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such a customer. Although we endeavor to monitor compliance by our customers with their lease obligations and other factors that could affect the financial performance of our properties on an ongoing basis, we may not always be able to ascertain or forestall deterioration in the condition of a property or the financial circumstances of a given customer.

Risks Related to the Financing of Our Business

Our growth depends on external sources of capital, which are outside of our control and affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

We rely on third-party sources to fund our capital needs.  Our access to third-party sources of capital depends, in part, on:

●	general market conditions;
●	the market’s perception of our growth potential;
●	our current debt levels;
●	our current and expected future earnings;
●	our cash flows and cash distributions; and
●	the market price per share of our common stock.

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

A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long-term borrowings of those subsidiaries. As of December 31, 2019, the total outstanding principal balance of non-recourse debt obligations of our consolidated special purpose entity subsidiaries was $2.4 billion and approximately $3.5 billion in assets held by those subsidiaries had been pledged to secure such borrowings. We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities. If our subsidiaries fail to make the required payments on such indebtedness or fail to maintain the required debt service coverage ratios, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable. If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could reduce the value of our portfolio and revenues available for distribution to our stockholders, and have a material adverse impact on us.

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

The covenants and other restrictions under our debt agreements may affect, among other things, our ability to:

●	incur indebtedness;
●	create liens on assets;
●	sell or substitute assets;
●	modify certain terms of our leases;
●	prepay debt with higher interest rates;
●	manage our cash flows; and
●	make distributions to equity holders.

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

We attempt to mitigate our exposure to interest rate risk by entering into long-term fixed-rate financing through the combination of periodic debt offerings under our unsecured debt program and STORE Master Funding program, our asset-backed securities conduit, through discrete non-recourse secured borrowings, through insurance company and bank borrowings, by laddering our borrowing maturities and by using leases that generally provide for rent escalations during the term of the lease. However, the weighted average term of our borrowings does not match the weighted average term of our investments, and the methods we employ to mitigate our exposure to changes in interest rates involve risks, including the risk that the debt markets are volatile and tend to reflect the conditions of the then-current economic climate. Our efforts may not be effective in reducing our exposure to interest rate changes. Failure to effectively mitigate our exposure to changes in interest rates may materially and adversely affect us by increasing our cost of capital and reducing the net returns we earn on our portfolio.

We depend on the asset-backed securities (“ABS”) and the commercial mortgage-backed securities (“CMBS”) markets for a substantial portion of our long-term debt financing.

Historically, we have raised a significant amount of debt capital through our STORE Master Funding program, which accesses the ABS market, and, to a lesser extent, through our access to the CMBS market. A substantial portion of the long-term debt on our balance sheet has been obtained from debt offerings in the ABS and CMBS markets. This ABS debt is issued by bankruptcy remote, special purpose entities that we or our subsidiaries own. These special purpose entities issue multiple series of investment-grade ABS notes from time to time as additional collateral is added to the collateral pool. Our CMBS debt is generally in the form of first mortgage debt incurred by other special purpose entities that we or our subsidiaries own. Our ABS and CMBS debt is generally non-recourse. However, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities.

We have generally used the proceeds from these ABS and CMBS financings to repay debt and fund real estate acquisitions. Through December 31, 2019, we had issued nine series of notes under our STORE Master Funding program; an aggregate principal balance of $2.2 billion is outstanding as of December 31, 2019 representing eight series of notes. Collectively these notes are referred to as the “Master Trust Notes” and had a weighted average maturity of seven years, as of December 31, 2019. In addition, we had CMBS and other mortgage loans with an aggregate outstanding principal balance of $195 million and an average maturity of six years, as of December 31, 2019. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our STORE Master Funding program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time. No assurance can be given that the ABS or the CMBS markets will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our STORE Master Funding program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.

In the event of a disruption in the financial markets for ABS or CMBS debt, our ability to obtain long-term debt may be materially and adversely affected. As a result, we may acquire real estate assets at a lower than anticipated growth rate, or we may be unable to acquire additional real estate assets. In addition, this disruption may affect our return on equity as a result of the decrease in the availability of long-term debt or leverage for us. Furthermore, a reduction in the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt), which would occur if the interest rates available to us on future debt issuances increase faster than the lease rates we can charge our customers on STORE Properties we acquire and lease back to them, could have a material and adverse effect on our financial condition.

A downgrade in our credit ratings could have a material adverse effect on our business and financial condition.

The credit ratings assigned to us and our debt could change based upon, among other things, our historical and projected business, prospects, liquidity, results of operations and financial condition, or the real estate industry generally. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in the applicable rating agency’s judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common stock and are not recommendations to buy, sell or hold any other securities. Any downgrade of us or our debt could have a material adverse effect on the market price of our debt securities and our common stock. If any credit rating agency that has rated us or our debt downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could also have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to make dividends and distributions on our common shares.

General Real Estate Risks

Real estate investments are relatively illiquid.

We may desire to sell a property in the future because of changes in market conditions, poor customer performance or default under any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Certain types of real estate assets, such as movie theaters, cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In addition, as a REIT, the Code limits our ability to dispose of properties in ways that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and pay dividends to our stockholders.

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

Our leases and loan agreements typically require that our customers maintain insurance of the types and in the amounts that are usual and customary for similar types of commercial property, as reviewed by our independent insurance consultant. Under certain circumstances, however, we may permit certain customers to self-insure. Depending on the location of the property or nature of its use, losses of a catastrophic nature, such as those caused by climate change, earthquakes, floods, riots, acts of war or other accidents may be covered by insurance policies that are held by our customers with limitations, such as large deductibles or co-payments that a customer may not be able to meet. In addition, factors such as inflation, changes in building codes and ordinances, environmental considerations and others, including active shooter situations, terrorism, acts of war or other public safety threats, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds we receive may not be adequate to restore our economic position with respect to the affected real property. In the event we experience a substantial or comprehensive loss of any of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures, which may exceed any amounts received under insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in, or anticipated future returns from, our properties due to material uninsured losses could materially and adversely affect us.

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

Our properties are subject to the Americans with Disabilities Act (“ADA”). Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA could require us to modify the properties we own or may purchase to remove architectural and communication barriers in order to make our properties readily accessible to and usable by disabled individuals, and may restrict renovations on our properties. Failure to comply with the ADA could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance. Future legislation could impose additional obligations or restrictions on our properties. Our customers are generally responsible to maintain and repair our properties pursuant to our lease and loan agreements, including compliance with the ADA and other similar laws and regulations, but we could be held liable as the owner of the property for their failure to comply with the ADA or other similar laws and regulations. Any required changes could involve greater expenditures than anticipated or the changes might be made on a more accelerated basis than anticipated, either of which could adversely affect the ability of our customers to cover such costs. If we are subject to liability under the ADA or similar laws and regulations as an owner and our customers are unable to cover the cost of compliance or if we are required to expend our own funds to comply with the ADA or similar laws and regulations, we could be materially and adversely affected.

In addition, our properties are subject to various laws and regulations relating to fire, safety and other regulations, and in some instances, common-area obligations. Our customers have primary responsibility for compliance with these requirements pursuant to our lease and loan agreements. Our customers may not have the financial ability to fully comply with these regulations. If our customers are unable to comply with these regulations, they may be unable to pay rent on time or may default, or we may have to make substantial capital expenditures to comply with these regulations, which we may not be able to recoup from our customers. We may also face owner liability for failure to comply with these regulations, which may lead to the imposition of fines or an award of damages to private litigants. Therefore, the failure of our customers to comply with these regulations could materially and adversely affect us.

Environmentally hazardous conditions may adversely affect our operating results.

Our properties may be subject to known and unknown environmental liabilities under various federal, state and local laws and regulations relating to human health and the environment. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including owners or operators, for the costs of investigation or remediation of contaminated properties. These laws and regulations apply to past and present business operations on the properties, and the use, storage, handling and recycling or disposal of hazardous substances or wastes. We may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination of the property. Our leases and loans typically impose obligations on our customers to indemnify us from all or most compliance costs we may experience as a result of the environmental conditions on our properties, but if a customer fails to, or cannot, comply, we may be required to pay such costs. We cannot predict whether in the future, new or more stringent environmental laws will be enacted or how such laws will impact the operations of businesses on our properties. Costs associated with an adverse environmental event could be substantial, and the potential liability as to any of our properties is generally not limited under such laws and regulations and could significantly exceed the value of such property. In acquiring properties, we conduct environmental due diligence, but there can be no assurance that our environmental due diligence will reveal all environmental conditions at the properties in which we have an interest.

Under the laws of many states, contamination on a site may give rise to a lien on the site for clean-up costs. In several states, such a lien has priority over all existing liens, including those of existing mortgages. In these states, a lien of a mortgage may lose its priority to such a “super lien.” If any of the properties on which we have a mortgage are or become contaminated and subject to a super lien, we may not be able to recover the full value of our investment and may be materially and adversely affected.

Certain federal, state and local laws, regulations and ordinances govern the use, removal and/or replacement of underground storage tanks in the event of a release on, or an upgrade or redevelopment of, certain properties. Such laws, as well as common-law standards, may impose liability for any releases of hazardous substances associated with the underground storage tanks and may provide for third parties to seek recovery from owners or operators of such properties for damages associated with such releases. If hazardous substances are released from any underground storage tanks on any of our properties, we may be materially and adversely affected.

In a few states, transfers of some types of sites are conditioned upon cleanup of contamination prior to transfer, including in cases where a lender has become the owner of the site through a foreclosure, deed in lieu of foreclosure or otherwise. If any of our properties are subject to such contamination, we may be subject to substantial clean-up costs before we are able to sell or otherwise transfer the property.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials (“ACMs”) in the event of the remodeling, renovation or demolition of a building. Such laws, as well as common-law standards, may impose liability for releases of ACMs and may impose fines and penalties against us or our customers for failure to comply with these requirements or provide for third parties to seek recovery from us or our customers.

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

If we or our customers become subject to any of the above-mentioned environmental risks, we may be materially and adversely affected.

We may be subject to liabilities and costs associated with the impacts of climate change.

The potential physical impacts of climate change on our properties or operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate, including Florida, Georgia and Texas, although we have investments in 2,504 property locations across the United States. Such impacts may result from increased frequency of natural disasters, changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, rising energy and environmental costs, and changing temperatures. These impacts may adversely impact our business, results of operations and financial condition, including our or our tenants’ ability to obtain property insurance on acceptable terms. While 99% of our leases are triple-net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance, and our customers under our triple-net leases generally indemnify, defend and hold us harmless for the foregoing environmental liabilities arising under federal, state and local laws, regulations and ordinances, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease should the impacts of climate change adversely impact a particular property.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax for taxable years ending prior to January 1, 2019), and increased state and local taxes, on our taxable income at the regular corporate rate, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service, or the IRS, granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

Changes to tax law could affect our ability to qualify as a REIT and could adversely affect our stockholders.

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. For example, the latest tax reform bill, informally known as the Tax Cuts and Jobs Act (“TCJA”), made significant changes to the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders. While we believe our analysis and computations of the tax effects of the TCJA (including issued guidance) are properly reflected in our financial statements, future technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may increase the uncertainty as to the long-term effect of the TCJA on us. Any similar future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

Even if we qualify as a REIT for purposes of the Code, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income to our stockholders, excluding any net capital gain, in order for our distributed earnings to not be subject to corporate income tax. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the corporate income tax rate. Further, if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by our TRS, or if we qualify for a safe harbor from tax. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions, as this determination is generally a question of the facts and circumstances regarding a particular transaction, and we have not sought, and do not intend to seek, a ruling from the IRS regarding any dispositions.

We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code, even if the prevailing market conditions are not favorable for these borrowings.

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum U.S. federal income tax rate for dividends that constitute “qualified dividend income” paid to individuals, trusts and estates is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions generally are not eligible for the reduced rates, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. Beginning in 2018 and for taxable years prior to 2026, non-corporate stockholders are generally allowed to deduct up to 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization unless we elect to make an additional distribution to maintain our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

●	change any of our strategies, policies or procedures with respect to property acquisitions and divestitures;
●	amend our policies with respect to asset allocation, growth, operations, indebtedness, financing and distributions;
●	within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;
●	employ and compensate affiliates;
●	change creditworthiness standards with respect to customers;
●	make amendments to our equity incentive plans;
●	direct our resources toward investments that do not ultimately appreciate over time; and
●	determine that it is no longer in our best interests to continue to qualify as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our stockholders the right to vote.

Our board of directors’ power to increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval may negatively impact our existing stockholders.

Our charter authorizes us to issue up to 375,000,000 shares of common stock, and up to 125,000,000 shares of preferred stock, $0.01 par value per share. Our charter authorizes our board of directors, with the approval of a majority of the board of directors and without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock, to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. Accordingly, our board of directors could authorize the issuance of shares of common stock or another class or series of stock, including a class or series of preferred stock, that could have the effect of delaying, deferring or preventing a change in control of us that our existing stockholders may view as favorable, with preferences, conversion or other rights, voting powers or rights, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption that are senior to, or otherwise conflict with, the rights of our common stockholders. In addition, our board of directors may increase our authorized stock in order to issue additional shares in connection with future financings and other transactions. These additional issuances could dilute the ownership interests of our existing stockholders.

Limitations on share ownership and limitations on the ability of our stockholders to effect a change in control of us restrict the transferability of our stock and may prevent takeovers that are beneficial to our stockholders.

One of the requirements for maintenance of our qualification as a REIT for U.S. federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year, and this capital stock must be beneficially owned by

100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. Our charter contains ownership and transfer restrictions relating to our stock to assist us in complying with this and other REIT ownership requirements, among other purposes. However, the restrictions may have the effect of preventing a change of control that does not threaten REIT status. These restrictions include a provision in our charter that generally limits ownership by any person of more than 9.8% of the value of our outstanding stock or 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock, unless our board of directors exempts the person from such ownership limitation. Absent such an exemption from our board of directors, the transfer of our stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the ownership requirements of the Code for REITs, may be void under certain circumstances, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter limits the liability of our directors and officers to stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

We incur, and will continue to incur, significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the NYSE, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers.

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

The stock markets, including the NYSE, on which our common stock is listed, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks discussed or referred to in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our common stock, or those of our competitors;
●	changes in our funds from operations, adjusted funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	changes in market valuations of similar companies;
●	publication of research reports about us, our competitors, our customers or the real estate industry;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities;
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends;
●	a change in ratings issued by any analyst following us or any nationally recognized statistical rating organization;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we may incur or equity-related securities we issue in the future;
●	speculation in the press or investment community;
●	terrorist activity which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing further erosion of business and consumer confidence and spending;
●	failure to continue to qualify as a REIT;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	the financial condition, liquidity, results of operations, and prospects of our tenants;
●	changes in our credit ratings;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur.

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

In the future, we may issue debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock with a liquidation preference, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings, including convertible preferred stock, may dilute the holdings of our existing stockholders or otherwise reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make distributions to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that future offerings may reduce the market price of our common stock and dilute their stock holdings in us.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2019, our total investment in real estate and loans approximated $8.8 billion, representing investments in 2,504 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 725 contracts predominantly structured as net leases. The weighted average non-cancelable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of December 31, 2019, our 2,504 property locations were operated by 478 customers across 49 states. Our largest customer represented approximately 2.8% of our portfolio at December 31, 2019, and our top ten largest customers represented 17.9% of annualized base rent and interest. Our customers operate their businesses across more than 700 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on December 31, 2019, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of December 31, 2019, our 2,504 property locations were operated by 478 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Fleet Farm Group LLC	2.8%	10
AVF Parent, LLC (Art Van Furniture)	2.5	23
Bass Pro Group, LLC (Cabela's)	1.9	10
Cadence Education, Inc. (Early childhood/elementary education)	1.8	49
CWGS Group, LLC (Camping World/Gander Outdoors)	1.7	20
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	1.6	19
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.5	14
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.4	21
Zips Holdings, LLC	1.4	42
US LBM Holdings, LLC (Building materials distribution)	1.3	48
All other (468 customers)	82.1	2,248
Total	100.0%	2,504

Diversification by Concept

As of December 31, 2019, our customers operated their businesses across more than 700 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Fleet Farm	2.8%	10
Ashley Furniture HomeStore	2.2	31
Art Van Furniture	1.8	16
Cabela's	1.7	8
AMC Theaters	1.5	14
Big R Stores	1.4	26
Zips Car Wash	1.4	42
Stratford School	1.2	6
At Home	1.2	9
America's Auto Auction	1.1	7
All other (698 concepts)	83.7	2,335
Total	100.0%	2,504

Diversification by Industry

As of December 31, 2019, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 75 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	9.4%	395	2,712
Restaurants—limited service	5.1	393	1,065
Early childhood education centers	5.7	213	2,329
Health clubs	5.7	90	3,157
Automotive repair and maintenance	4.8	173	888
Movie theaters	4.0	38	1,916
Family entertainment centers	3.8	39	1,380
All other service (29 industry groups)	26.4	708	25,140
Total service	64.9	2,049	38,587
Retail:
Furniture stores	5.4	62	3,900
Farm and ranch supply stores	4.5	43	4,004
All other retail (15 industry groups)	9.3	130	5,465
Total retail	19.2	235	13,369
Manufacturing:
Metal fabrication	4.3	74	9,204
All other manufacturing (21 industry groups)	11.6	146	17,817
Total manufacturing	15.9	220	27,021
Total	100.0%	2,504	78,977

Diversification by Geography

Our portfolio is also highly diversified by geography, as we own properties in every state except Hawaii. The following table details the top ten geographical locations of the properties as of December 31, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.7%	261
Illinois	6.4	159
Florida	5.4	148
Georgia	5.2	145
Ohio	5.2	133
California	5.1	52
Wisconsin	4.6	58
Arizona	4.4	84
Michigan	4.2	89
Tennessee	3.8	111
All other (39 states) (1)	45.0	1,264
Total	100.0%	2,504
(1)	Includes one property in Ontario, Canada which represents 0.3% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of December 31, 2019:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
2020	0.7%	20
2021	0.6	7
2022	0.3	4
2023	0.7	21
2024	0.8	20
2025	1.5	27
2026	1.6	49
2027	2.6	57
2028	3.9	75
2029	6.4	179
Thereafter	80.9	2,033
Total	100.0%	2,492
(1)	Expiration year of contracts in place as of December 31, 2019, excluding any tenant option renewal periods.
(2)	Excludes twelve properties which were vacant and not subject to a lease as of December 31, 2019.

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

On February 19, 2020, there were 55 holders of record of the 244,159,240 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have determined that, for federal income tax purposes, approximately 99.75% of distributions paid in 2019 represented taxable income and 0.25% represented a return of capital.

Distributions

The Company pays regular quarterly distributions to holders of its common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, the Company did not repurchase any of its equity securities.

Stock Performance Graph

The following performance chart compares, for the five-year period commencing December 31, 2014 and ending December 31, 2019, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI U.S. REIT Index. The chart assumes $100.00 was invested on December 31, 2014 and assumes the reinvestment of any dividends. The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

STORE Capital Corporation
Total Return Performance
250
200
150
100
50
Index Value
STORE Capital Corporation
S&P 500 Index
MSCI U.S. REIT Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
STORE Capital Corporation	100	112.57	124.98	138.30	157.63	215.48
S&P 500	100	101.38	113.51	138.29	132.23	173.86
MSCI US REIT (RMS)	100	102.52	111.34	116.98	111.64	140.48

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

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The table should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Total revenues	$665,714	$540,756	$452,847	$376,343	$284,762
Expenses:
Interest	158,381	129,061	120,478	105,180	81,782
Transaction costs	—	—	—	523	1,156
Property costs	10,793	4,250	4,773	4,067	1,515
General and administrative	54,274	45,725	40,990	33,972	27,972
Selling stockholder costs	—	—	—	800	—
Depreciation and amortization	221,975	181,826	150,279	119,618	88,615
Provisions for impairment	18,751	7,810	13,440	1,720	1,000
Total expenses	464,174	368,672	329,960	265,880	202,040

Net gain on dispositions of real estate	84,142	45,528	39,609	13,296	1,322
Income from operations before income taxes	285,682	217,612	162,496	123,759	84,044
Income tax expense	707	642	458	434	274
Net income	$284,975	$216,970	$162,038	$123,325	$83,770
Per Common Share Data:
Net income —basic and diluted	$1.24	$1.06	$0.90	$0.82	$0.68
Cash dividends declared	1.36	1.28	1.20	1.12	1.04
Balance Sheet Data (at period end):
Total real estate investments, at cost(1)	$8,248,400	$7,253,868	$5,962,457	$4,855,306	$3,766,600
Carrying amount of loans and financing receivables	582,267	351,202	271,453	269,210	213,342
Operating ground lease assets	24,254	—	—	—	—
Total investment portfolio, gross(1)	8,854,921	7,605,070	6,233,910	5,124,516	3,979,942
Less accumulated depreciation and amortization(1)	(740,124)	(585,913)	(428,900)	(298,984)	(184,182)
Net investments	8,114,797	7,019,157	5,805,010	4,825,532	3,795,760
Cash and cash equivalents	99,753	27,511	42,937	54,200	67,115
Total assets	8,296,526	7,113,971	5,899,777	4,941,668	3,911,388
Credit facility	—	135,000	290,000	48,000	—
Senior unsecured notes and term loans payable, net	1,262,553	916,720	570,595	470,190	172,442
Non-recourse debt obligations of consolidated special purpose entities, net	2,328,489	2,008,592	1,736,306	1,833,481	1,597,505
Total liabilities	3,811,141	3,250,470	2,728,835	2,458,413	1,851,595
Total stockholders’ equity	4,485,385	3,863,501	3,170,942	2,483,255	2,059,793
Other Data:
Funds from Operations(2)	$441,249	$357,625	$283,930	$230,904	$171,705
Adjusted Funds from Operations(2)	$458,075	$377,869	$306,077	$245,829	$183,475
Number of investment property locations (at period end)	2,504	2,255	1,921	1,660	1,325
% of owned properties subject to a lease contract (at period end)	99.5%	99.6%	99.6%	99.5%	99.8%
(1)	Includes the dollar amount of investments ($18.7 million) and the accumulated depreciation and amortization ($2.0 million) related to real estate investments held for sale at December 31, 2017.
(2)	For definitions and reconciliations of Funds from Operations and Adjusted Funds from Operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Selected Consolidated Financial Data” and “Business” sections, as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

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

Since our inception in 2011, we have selectively originated over $10.0 billion of real estate investments. As of December 31, 2019, our investment portfolio totaled approximately $8.8 billion, consisting of investments in 2,504 property locations across the United States. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of December 31, 2019, approximately 99% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2019, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts).

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

Liquidity and Capital Resources

At the beginning of 2019, our real estate investment portfolio totaled $7.6 billion, consisting of investments in 2,255 property locations with base rent and interest due from our customers aggregating approximately $51.2 million per month, excluding future rent payment escalations. As of December 31, 2019, our investment portfolio had grown to approximately $8.8 billion, consisting of investments in 2,504 property locations with base rent and interest due from our customers aggregating approximately $59.5 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. The lease contracts related to just 12 of our properties are due to expire during 2020; 81% of our leases have ten years or more remaining in their base lease term. As of December 31, 2019, 12 of our 2,504 properties were vacant and not subject to a lease, which represents a 99.5% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of December 31, 2019, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $119.3 million, the majority of which is expected to be funded in the next twelve months.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable-rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed-rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less dividends plus proceeds from our sale of properties) and our annual debt maturities.

As of December 31, 2019, substantially all our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 6.9 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of December 31, 2019, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 68% and approximately 40% of our investment portfolio serves as collateral for this long-term debt. The remaining 60% of our portfolio properties, aggregating approximately $5.3 billion at December 31, 2019, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially now that we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short-term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of the STORE Master Funding Series 2018-1 notes issuance in October 2018, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes that were scheduled to mature in 2020. During 2018, we also repaid two maturing secured notes payable totaling approximately $24.0 million which had a weighted average interest rate of 5.1%. Also, as part of the STORE Master Funding Series 2019-1 notes issuance discussed further below, we prepaid, without penalty, an aggregate of $186.1 million of STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes. Aside from one variable-rate $100 million extendable bank term loan scheduled to mature in March 2020 and an additional $100 million bank term loan scheduled to mature in April 2021, there are now no other significant debt maturities until 2022. Similar to the STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. At December 31, 2019, we had no amounts outstanding under our unsecured credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $5.3 billion at December 31, 2019. The facility is recourse to us and, as of December 31, 2019, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In February 2019, we completed our second issuance of underwritten public notes in an aggregate principal amount of $350.0 million. These senior unsecured notes, which were issued at 99.260% of their principal amount, are due in March 2029 and bear a coupon rate of 4.625%; similar to our first issuance of public notes in March 2018, interest on these notes is paid semi-annually in March and September of each year. In December 2018, we entered into two treasury-lock agreements, which limited our exposure to increases in the 10-year treasury rate until the time the notes were issued; we made an aggregate cash payment of $6.7 million to the counterparties upon settlement of the agreements in February 2019, increasing the effective yield on these public notes to just under 5.0%. The net proceeds from the issuance of these notes were primarily used to pay down outstanding balances on our revolving credit facility. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2019, we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured credit facility. In March 2019, we amended the credit agreement related to the $100 million bank term loan (originally issued in March 2017) which lowered the related credit spread by 10 basis points and extended the original term for one year to March 2020, while retaining the three one-year extension options. The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.00%. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.3 billion as of December 31, 2019.

Non-recourse Secured Debt

As of December 31, 2019, approximately 36% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset-backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and we believe it broadens the market for our STORE Master Funding debt program and gives us access to lower cost secured debt. In November 2019, our consolidated special purpose entities issued the ninth series, Series 2019-1, of net-lease mortgage notes under the STORE Master Funding debt program consisting of $508 million of notes issued in four Class A tranches as summarized below:

Class	Rating (a)	Amount (in millions)	Coupon Rate	Maturity Date
Class A-1	AAA	$82.0	2.82%	Nov. 2026
Class A-2	AAA	244.0	3.65%	Nov. 2034
Class A-3	A+	46.0	3.32%	Nov. 2026
Class A-4	A+	136.0	4.49%	Nov. 2034
Total		$508.0
(a)	By S&P Global Ratings.

The Series 2019-1 transaction marked our inaugural issuance of 15-year notes, included $326 million of AAA rated notes and served to solidify our belief that the market for the STORE Master Funding program is broadening. The net proceeds from the issuance of the Class A notes were primarily used to pay down outstanding balances on our credit facility and to prepay, without penalty, STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes aggregating approximately $186.1 million at the time of prepayment; these notes were scheduled to mature in 2020 and 2021 and bore a weighted average interest rate of 4.2%.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As part of the Series 2019-1 transaction, the Class B notes issued with previous series transactions were cancelled and were reissued under Series 2019-1; as of December 31, 2019, there was an aggregate $155.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short-term borrowings as we have done from time to time in the past.

The ABS notes outstanding at December 31, 2019 totaled $2.2 billion in Class A principal amount and were supported by a collateral pool of approximately $3.1 billion representing 1,134 property locations operated by 206 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the year ended December 31, 2019, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $104 million on cash collections of $227 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the STORE Master Funding program documents), of greater than 1.8 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net-lease mortgage notes, to the extent there is a shortfall. We anticipate that the debt service coverage ratio for the STORE Master Funding program will remain well above program minimums.

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

Debt Summary

As of December 31, 2019, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.6 billion, a weighted average maturity of 6.9 years and a weighted average interest rate of 4.3%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2019:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,164	$3,154	$—	$3,154
Other mortgage notes payable	195	343	—	343
Unsecured notes and term loans payable	1,275	—	—	—
Unsecured credit facility	—	—	—	—
Total debt	3,634	3,497	—	3,497
Unencumbered real estate assets	—	4,150	1,208	5,358
	$3,634	$7,647	$1,208	$8,855

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

Equity

We access the equity markets in various ways, such as, in 2017, a follow-on stock offering as well as a private placement of 18.6 million shares of our common stock to a wholly owned subsidiary of Berkshire Hathaway. We also establish “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Most recently, in November 2019, we established a $900 million ATM program (the 2019 ATM Program) and terminated the prior program (the 2018-2 ATM Program).

The following tables outline the common stock issuances under these programs (in millions except share and per share information):

	Year Ended December 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	5,026,366	$39.79	$200.0	$(1.9)	$(0.3)	$197.8
$750 million 2018-2 ATM Program	13,448,509	$34.20	459.9	(6.9)	(0.3)	452.7
Total	18,474,875	$35.72	$659.9	$(8.8)	$(0.6)	$650.5

	Inception of Program Through December 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	5,026,366	$39.79	$200.0	$(1.9)	$(0.3)	$197.8
$750 million 2018-2 ATM Program	21,681,251	$32.52	705.1	(10.6)	(0.7)	693.8
Total	26,707,617	$33.89	$905.1	$(12.5)	$(1.0)	$891.6

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2019 increased by $66.7 million over the $391.7 million reported in 2018, which had increased $82.3 million over the $309.4 million reported in 2017, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Cash flows from operations for 2019 include a $6.7 million payment we made in settlement of two treasury lock agreements; for 2018, cash flows from operations include a $4.3 million payment we received in settlement of a similar agreement. Investment activity in real estate, loans and financing receivables during 2019 was $102.0 million higher than in 2018 which was $232.3 million higher than 2017 and was primarily funded, in all years, with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Proceeds received from the sale of real estate properties in 2019 increased $208.1 million over the proceeds received in 2018; during 2019 we sold 95 properties as compared to the sale of 80 properties in 2018. Net cash provided by financing activities was lower for 2019 as compared to 2018 primarily as a result of a lower volume of equity issued under our ATM programs in 2019 versus 2018. In recent years, we have funded a significant portion of our acquisitions with proceeds from equity offerings as compared to debt issuances, net of debt payments, as part of our overall strategy to reduce leverage. During 2019 and 2018, our net proceeds from the issuance of long-term debt were $884.8 million and $924.6 million, respectively. Long-term debt repayments were also very comparable in 2019 and 2018 as repayment activity included prepayments of STORE Master Funding debt in both years as noted earlier. Additionally, we paid dividends to our stockholders totaling $307.2 million in 2019, $255.6 million in 2018 and $209.9 million in 2017. We increased our quarterly dividend in the third quarter of 2019 by 6.1% to an annualized $1.40 per common share; we also increased our quarterly dividend by 6.5% in the third quarter of 2018 to an annualized $1.32 per common share.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net cash provided by operating activities	$458,334	$391,678	$309,425
Net cash used in investing activities	(1,249,813)	(1,367,038)	(1,100,871)
Net cash provided by financing activities	859,843	969,199	767,458
Net increase (decrease) in cash, cash equivalents and restricted cash	68,364	(6,161)	(23,988)
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178	73,166
Cash, cash equivalents and restricted cash, end of period	$111,381	$43,017	$49,178

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,753	$27,511	$42,937
Restricted cash included in other assets	11,628	15,506	6,241
Total cash, cash equivalents and restricted cash	$111,381	$43,017	$49,178

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The following table provides information with respect to our contractual commitments as of December 31, 2019, including any guaranteed or minimum commitments under contractual obligations.

		Payment Due by Period
					More than
		1 year	1 - 3 years	3 - 5 years	5 years
(In thousands)	Total	(2020)	(2021 - 2022)	(2023 - 2024)	(after 2024)
Credit facility (1)	$—	$—	$—	$—	$—
Long-term debt obligations (secured and unsecured):
Principal	3,634,310	135,333	376,278	736,244	2,386,455
Interest	1,060,395	154,579	294,604	248,752	362,460
Commitments to customers (2)	119,285	114,322	4,963	—	—
Operating ground lease obligations paid by STORE Capital	3,230	31	62	62	3,075
Operating ground lease obligations paid by STORE Capital's tenants (3)	47,611	2,332	4,649	8,033	32,597
Corporate office operating lease obligation	6,129	761	1,566	1,623	2,179
Total	$4,870,960	$407,358	$682,122	$994,714	$2,786,766
(1)	We had no amounts outstanding on our $600 million credit facility as of December 31, 2019; amounts outstanding bear interest at one-month LIBOR plus a credit rating-based credit spread of 1.00%. We also pay a facility fee on the total commitment amount of 0.20%.
(2)	Represents our commitments to fund improvements to real estate properties previously acquired or mortgaged; these construction improvement commitments are similar to property acquisitions or new loans as they will result in increases to rental revenue or interest income due under the related contracts.
(3)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, we would be primarily responsible for the payment, assuming we do not re-tenant the property or sell the leasehold interest. Of the total $47.6 million commitment, $16.5 million is due for periods beyond the current term of our leases with the tenants. Excludes contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2019 consolidated financial statements.

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

Accounting for Real Estate Investments

Classification and Cost

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of our lease contracts allow our tenants the option, at their election, to purchase the leased property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts). Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)(ASC Topic 842) on January 1, 2019, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, we will account for such acquisition as a financing arrangement and record the investment in loans and financing receivables on the consolidated balance sheet.

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

Impairment

We review our real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Events or changes in circumstances may also include an expectation to sell certain assets in accordance with our long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Results of Operations

In July 2019, the Financial Accounting Standards Board issued ASU 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2019 versus 2018 only. For discussion of our fiscal year 2018 compared to our fiscal year 2017 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended December 31, 2018.

Overview

As of December 31, 2019, our real estate investment portfolio had grown to approximately $8.8 billion, consisting of investments in 2,504 property locations in 49 states, operated by over 475 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended
	December 31,		Increase
(In thousands)	2019	2018	(Decrease)
Total revenues	$665,714	$540,756	$124,958
Expenses:
Interest	158,381	129,061	29,320
Property costs	10,793	4,250	6,543
General and administrative	54,274	45,725	8,549
Depreciation and amortization	221,975	181,826	40,149
Provisions for impairment	18,751	7,810	10,941
Total expenses	464,174	368,672	95,502

Net gain on dispositions of real estate	84,142	45,528	38,614
Income from operations before income taxes	285,682	217,612	68,070
Income tax expense	707	642	65
Net income	$284,975	$216,970	$68,005

Revenues

The increase in revenues year over year was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $7.6 billion in gross investment amount representing 2,255 properties at the end of 2018 to approximately $8.8 billion in gross investment amount representing 2,504 properties at December 31, 2019. The weighted average real estate investment amounts outstanding during the years were approximately $8.2 billion in 2019 and $6.8 billion in 2018. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between years is related to recognizing a full year of revenue in 2019 on acquisitions that were made during 2018. Similarly, the full revenue impact of acquisitions made during 2019 will not be seen until 2020. A smaller component of the increase in revenues between years is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth. Additionally, during 2019, primarily in connection with the sale of certain properties, we collected $4.1 million in early lease termination payments which are included in other income.

The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale-leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third-party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During 2019, the weighted average lease rate attained on our new investments was approximately 0.1% lower as compared to 2018 with the decrease primarily occurring during the latter half of the year. The weighted average initial capitalization rate on the properties we acquired during 2019 and 2018 was approximately 7.8% and 7.9%, respectively. Based on our experience, our expectations for the future include the possibility that we could see similar slight movements in lease rates as market interest rates change.

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

The following table summarizes our interest expense.

	For the Year Ended
	December 31,
(Dollars in thousands)	2019	2018
Interest expense - credit facility	$2,573	$6,009
Interest expense - credit facility fees	1,217	1,195
Interest expense - long-term debt (secured and unsecured)	145,767	115,763
Capitalized interest	(1,600)	(2,641)
Loss (gain) on defeasance/extinguishment of debt	735	(814)
Amortization of deferred financing costs and other	9,689	9,549
Total interest expense	$158,381	$129,061
Credit facility:
Average debt outstanding	$74,198	$201,677
Average interest rate during the period (excluding facility fees)	3.5%	3.0%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,310,378	$2,645,152
Average interest rate during the period	4.4%	4.4%

The increases in average outstanding long-term debt were the primary driver for the increases in interest expense on long-term debt. Long-term debt added during 2019 primarily consisted of $350 million of 4.625% senior unsecured notes issued in February 2019 and $508 million of STORE Master Funding Series 2019-1 notes issued in November 2019 which bear a weighted average interest rate of 3.71%. As part of the Series 2019-1 note issuance, we prepaid, without penalty, STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes aggregating approximately $186.1 million at the time of prepayment; these notes were scheduled to mature in 2020 and 2021 and bore a weighted average interest rate of 4.2%. As of December 31, 2019, we had $3.6 billion of long-term debt outstanding with a weighted average interest rate of 4.3%.

Interest expense for 2019 included a $0.7 million loss incurred in connection with the defeasance of secured debt on a property pending disposition; we made a $7.4 million payment (including expenses) to defease the note payable, which had a remaining outstanding principal balance of $6.7 million. Interest expense for 2018 included a $0.8 million gain on the extinguishment of debt. Interest expense for 2019 and 2018 included $1.1 million and $2.1 million, respectively, in accelerated amortization of deferred financing costs primarily related to the STORE Master Funding prepayments discussed above.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility decreased in 2019 as compared to 2018 due to lower average outstanding borrowings. This decrease between years was partially offset by an increase in the weighted average interest rate incurred on our borrowings due to increases in one-month LIBOR. During 2019, the average one-month LIBOR was approximately 0.2% higher than during 2018. The amount and timing of real estate acquisition activity and long-term debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may have construction activities on one or more of our real estate properties. Interest capitalized as a part of those activities represented approximately $1.6 million and $2.6 million in 2019 and 2018, respectively.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2019, we owned 12 properties that were vacant and not subject to a lease and the lease contracts related to just 12 owned properties are due to expire during 2020. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold.

As of December 31, 2019, we had entered into operating ground leases as part of several real estate investment transactions. As a result of the adoption of ASC Topic 842, the ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. Prior to 2019, the ground lease payments made directly by our tenants to the ground lessor had been presented on a net basis in our consolidated statements of income. Also as a result of the adoption of ASC Topic 842, for the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we now reflect those payments on a gross basis as both rental revenue and as property costs; prior to 2019, those property taxes were presented on a net basis in the consolidated statements of income.

The following is a summary of property costs (in thousands):

	Year Ended December 31,
	2019	2018
Property-level operating costs (a)	$5,462	$3,752
Ground lease-related intangibles amortization expense	469	469
Operating ground lease payments made by STORE Capital	29	29
Operating ground lease payments made by STORE Capital tenants	2,219	—
Operating ground lease straight-line rent expense	56	—
Property taxes payable from tenant impounds	2,558	—
Total property costs	$10,793	$4,250
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $54.3 million in 2019 as compared to $45.7 million in 2018 with the increase primarily due to the growth of our portfolio and related staff additions as well as approximately $2.0 million of executive severance costs incurred in the second quarter of 2019. Certain expenses, such as property-related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. During the third quarter of 2018, we transitioned the outsourced administrative portion of our portfolio servicing to a new provider, reducing the base cost for these services. Our employee base grew from 90 employees at December 31, 2018 to 97 employees as of December 31, 2019. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $181.8 million in 2018 to $222.0 million in 2019.

Provisions for Impairment

During 2019, we recognized provisions for impairment of real estate totaling $18.8 million. During 2018, we recognized provisions for impairment aggregating $7.8 million. Of this amount, $5.2 million represented provisions for impairment of real estate and $2.6 million represented provisions for loan losses.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During 2019, we recognized an $84.1 million aggregate net gain on the dispositions of real estate which included an $80.2 million net gain on the sale of 95 properties and a $3.9 million non-cash gain resulting from the substitution of ten properties with a single tenant. Of the 95 properties sold during 2019, 17 properties were sold as part of an actively-managed, tax-deferred exchange program under Section 1031 of the Internal Revenue Code. All proceeds from these sales were used to acquire qualified replacement properties. In comparison, during 2018, we recognized a $45.5 million aggregate net gain on the sale of 80 properties. The net proceeds from the dispositions of real estate during 2019 aggregated $448 million as compared to an aggregate original investment amount of $429 million. As noted earlier, during 2019, we also collected $4.1 million of early lease termination payments in connection with certain property sales. For properties sold during 2018, net proceeds aggregated $252 million as compared to an aggregate original investment amount of $228 million.

Net Income

For the year ended December 31, 2019, our net income rose to $285.0 million, an increase from $217.0 million in 2018. Our net income rose primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, and due to the increase in gains on dispositions of real estate, offset by the impact of impairments and accelerated amortization of lease incentives and deferred financing costs, all as discussed above.

Non-GAAP Financial Measures

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net Income	$284,975	$216,970	$162,038
Depreciation and amortization of real estate assets	221,665	180,851	149,556
Provision for impairment of real estate	18,751	5,202	11,940
Net gain on dispositions of real estate (a)	(84,142)	(45,398)	(39,604)
Funds from Operations	441,249	357,625	283,930
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(6,021)	(6,121)	(6,414)
Construction period rent deferrals	1,604	6,622	3,056
Amortization of:
Equity-based compensation	11,703	8,608	7,931
Deferred financing costs and other (b)	9,689	9,549	9,978
Lease-related intangibles and costs (c)	2,856	2,433	7,043
Provision for loan losses	—	2,608	1,500
Lease termination fees	(4,096)	—	—
Capitalized interest	(1,600)	(2,641)	(1,243)
Executive severance costs	1,956	—	296
Loss (gain) on defeasance/extinguishment of debt	735	(814)	—
Adjusted Funds from Operations	$458,075	$377,869	$306,077

(a)	For the years ended December 31, 2018 and 2017, includes $130,000 and $5,000, respectively, of income tax expense associated with gains recognized on the dispositions of certain properties.
(b)	For the years ended December 31, 2019, 2018 and 2017, includes $1.1 million, $2.1 million and $2.0 million, respectively, of accelerated amortization of deferred financing costs primarily related to the prepayment of debt.
(c)	For the year ended December 31, 2017, includes a $4.6 million charge related to accelerated amortization of lease incentives associated with terminated lease contracts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At December 31, 2019, substantially all of our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.9 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although substantially all of our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate. During the year ended December 31, 2019, we had average daily outstanding borrowings of $74.2 million on our variable-rate credit facility, which primarily bears interest based on one-month LIBOR, plus a credit spread of 1.0% based on our current credit rating. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for our variable-rate debt was approximately $0.7 million, or approximately 0.2% of net cash provided by operating activities for the year ended December 31, 2019. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At December 31, 2019, the Company does have contracts that are indexed to LIBOR and continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties; the $600 million unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of real estate investments
Description of the Matter

As described in Notes 2 and 3 to the financial statements, the Company recorded $1.3 billion in acquisitions to real estate during 2019. Auditing the Company’s accounting for the 2019 acquisitions was complex and required specialized skills and knowledge due to the estimation involved in the allocation of the purchase price to the assets acquired, including land, buildings, improvements and intangible lease assets. The Company utilized multiple sources to estimate such values including third party appraisers and other data such as market rents and comparables.

How We Addressed the Matter in Our Audit

We obtained an understanding and tested the design and operating effectiveness of controls over the accounting for acquisitions, including controls over the initiation and approval of purchases, inputs and assumptions used in the valuation estimates, and allocation of value among the assets acquired. For a sample of acquisitions, we read the purchase agreements, evaluated the significant assumptions and methods used in developing the allocation estimates, and tested the recording of the assets acquired.

Our audit procedures included evaluating whether any intangible assets were properly identified and the appropriateness of market data and other significant assumptions, including land comparables and replacement costs. We reviewed the valuations completed by third party appraisers including a review of the underlying market data utilized. We further compared the allocations to those historically recognized by the Company and reviewed for any allocation outliers in the population. We involved valuation specialists to assist in the evaluation of significant assumptions used and the appropriateness of the approach selected and the qualifications of the third-party appraisers.

Real estate impairment
Description of the Matter

The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As more fully described in Note 2 to the financial statements, during 2019, the Company recorded impairment losses on certain real estate assets. Based on the factors impacting a property’s value, such as vacancy, undiscounted cash flows from the lease, and market trends as well as hold versus sale scenarios, the Company evaluated certain properties for recoverability and determined that specific assets were impaired. As a result, the Company recognized $18.8 million in impairment losses, which represented the amount by which the carrying values exceeded the estimated fair values of these assets.

Auditing the Company's identification and measurement of impairment was complex as estimates underlying the determination of recoverability and fair value involved a high degree of subjectivity. Significant assumptions used in the Company’s fair value estimates were market comparable values, bona fide purchase offers on the properties, market rents, and terminal values.

How We Addressed the Matter in Our Audit

We obtained an understanding and tested the design and operating effectiveness of controls over the Company’s processes to identify indicators of impairment and measure the fair value of the real estate assets that were impaired. Our audit procedures also included, among others, evaluating the significant assumptions used to estimate the undiscounted cash flows, including market rents and comparables, tenant conditions and hold or sell strategies. For assets that the book value was greater than the estimated undiscounted cash flows, we tested the fair value measurement through comparison of market transactions, purchase agreements, appraisals, considering market rents, and capitalization rates. We also involved a valuation specialist to assist in our evaluation of certain assumptions, such as market rents or comparable market property values without an active purchase agreement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Phoenix, Arizona

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on Internal Control Over Financial Reporting

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STORE Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

February 21, 2020

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Investments:
Real estate investments:
Land and improvements	$2,634,285	$2,280,280
Buildings and improvements	5,540,749	4,888,440
Intangible lease assets	73,366	85,148
Total real estate investments	8,248,400	7,253,868
Less accumulated depreciation and amortization	(740,124)	(585,913)
	7,508,276	6,667,955
Operating ground lease assets	24,254	—
Loans and financing receivables	582,267	351,202
Net investments	8,114,797	7,019,157
Cash and cash equivalents	99,753	27,511
Other assets, net	81,976	67,303
Total assets	$8,296,526	$7,113,971

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$135,000
Unsecured notes and term loans payable, net	1,262,553	916,720
Non-recourse debt obligations of consolidated special purpose entities, net	2,328,489	2,008,592
Dividends payable	83,938	72,954
Operating lease liabilities	29,347	—
Accrued expenses, deferred revenue and other liabilities	106,814	117,204
Total liabilities	3,811,141	3,250,470
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 239,822,900 and 221,071,838 shares issued and outstanding, respectively	2,398	2,211
Capital in excess of par value	4,787,932	4,129,082
Distributions in excess of retained earnings	(302,609)	(267,651)
Accumulated other comprehensive loss	(2,336)	(141)
Total stockholders’ equity	4,485,385	3,863,501
Total liabilities and stockholders’ equity	$8,296,526	$7,113,971

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental revenues	$625,415	$513,302	$427,943
Interest income on loans and financing receivables	33,826	25,741	22,565
Other income	6,473	1,713	2,339
Total revenues	665,714	540,756	452,847
Expenses:
Interest	158,381	129,061	120,478
Property costs	10,793	4,250	4,773
General and administrative	54,274	45,725	40,990
Depreciation and amortization	221,975	181,826	150,279
Provisions for impairment	18,751	7,810	13,440
Total expenses	464,174	368,672	329,960

Net gain on dispositions of real estate	84,142	45,528	39,609
Income from operations before income taxes	285,682	217,612	162,496
Income tax expense	707	642	458
Net income	$284,975	$216,970	$162,038

Net income per share of common stock—basic and diluted	$1.24	$1.06	$0.90
Weighted average common shares outstanding:
Basic	229,734,497	204,322,298	178,586,266
Diluted	230,289,541	204,933,292	178,656,676

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$284,975	$216,970	$162,038
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedges	(1,142)	(1,353)	720
Cash flow hedge (gains) losses reclassified to interest expense	(1,053)	(1,547)	630
Total other comprehensive (loss) income	(2,195)	(2,900)	1,350
Total comprehensive income	$282,780	$214,070	$163,388

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2016	159,341,955	$1,593	$2,631,845	$(151,592)	$1,409	$2,483,255
Net income	—	—	—	162,038	—	162,038
Other comprehensive income	—	—	—	—	1,350	1,350
Issuance of common stock, net of costs of $11,766	34,323,728	343	742,247	—	—	742,590
Equity-based compensation	157,268	2	7,931	12	—	7,945
Shares repurchased under stock compensation plan	(56,097)	—	(933)	(413)	—	(1,346)
Common dividends declared ($1.20 per common share) and dividend equivalents on restricted stock units	—	—	—	(224,890)	—	(224,890)
Balance at December 31, 2017	193,766,854	1,938	3,381,090	(214,845)	2,759	3,170,942
Net income	—	—	—	216,970	—	216,970
Other comprehensive loss	—	—	—	—	(2,900)	(2,900)
Issuance of common stock, net of costs of $12,253	27,125,559	271	741,394	—	—	741,665
Equity-based compensation	293,373	3	8,606	31	—	8,640
Shares repurchased under stock compensation plan	(113,948)	(1)	(2,008)	(826)	—	(2,835)
Common dividends declared ($1.28 per common share) and dividend equivalents on restricted stock units	—	—	—	(268,981)	—	(268,981)
Balance at December 31, 2018	221,071,838	2,211	4,129,082	(267,651)	(141)	3,863,501
Net income	—	—	—	284,975	—	284,975
Other comprehensive loss	—	—	—	—	(2,195)	(2,195)
Issuance of common stock, net of costs of $9,422	18,474,875	185	650,336	—	—	650,521
Equity-based compensation	443,330	4	11,698	27	—	11,729
Shares repurchased under stock compensation plan	(167,143)	(2)	(3,184)	(1,846)	—	(5,032)
Common dividends declared ($1.36 per common share) and dividend equivalents on restricted stock units	—	—	—	(318,114)	—	(318,114)
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$284,975	$216,970	$162,038
Adjustments to net income:
Depreciation and amortization	221,975	181,826	150,279
Amortization of deferred financing costs and other noncash interest expense	9,689	9,549	9,978
Amortization of equity-based compensation	11,703	8,608	7,931
Provisions for impairment	18,751	7,810	13,440
Net gain on dispositions of real estate	(84,142)	(45,528)	(39,609)
Loss (gain) on defeasance/extinguishment of debt	735	(814)	—
Noncash revenue and other	(1,865)	2,291	3,733
Payments (made) received in settlement of cash flow hedges	(6,735)	4,288	—
Changes in operating assets and liabilities:
Other assets	(5,608)	(4,926)	(4,126)
Accrued expenses, deferred revenue and other liabilities	8,856	11,604	5,761
Net cash provided by operating activities	458,334	391,678	309,425
Investing activities
Acquisition of and additions to real estate	(1,451,269)	(1,514,718)	(1,335,305)
Investment in loans and financing receivables	(253,552)	(88,088)	(35,229)
Collections of principal on loans and financing receivables	16,377	5,205	29,770
Proceeds from dispositions of real estate	438,631	230,563	239,893
Net cash used in investing activities	(1,249,813)	(1,367,038)	(1,100,871)
Financing activities
Borrowings under credit facility	822,100	988,000	642,000
Repayments under credit facility	(957,100)	(1,143,000)	(400,000)
Borrowings under unsecured notes and term loans payable	347,410	348,303	100,000
Borrowings under non-recourse debt obligations of consolidated special purpose entities	549,596	591,843	134,961
Repayments under non-recourse debt obligations of consolidated special purpose entities	(228,252)	(283,770)	(237,998)
Financing and defeasance costs paid	(12,206)	(15,521)	(2,764)
Proceeds from the issuance of common stock	659,943	753,918	754,357
Stock issuance costs paid	(9,459)	(12,167)	(11,834)
Shares repurchased under stock compensation plans	(5,032)	(2,835)	(1,346)
Dividends paid	(307,157)	(255,572)	(209,918)
Net cash provided by financing activities	859,843	969,199	767,458
Net increase (decrease) in cash, cash equivalents and restricted cash	68,364	(6,161)	(23,988)
Cash, cash equivalents and restricted cash, beginning of period	43,017	49,178	73,166
Cash, cash equivalents and restricted cash, end of period	$111,381	$43,017	$49,178

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,753	$27,511	$42,937
Restricted cash included in other assets	11,628	15,506	6,241
Total cash, cash equivalents and restricted cash	$111,381	$43,017	$49,178

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$17,464	$34,769	$25,884
Net real estate assets surrendered to lender	—	12,573	—
Seller financing provided to purchasers of real estate sold	9,000	—	—
Acquisition of collateral property securing a mortgage note receivable	13,574	—	2,000
Non-recourse debt obligation assumed by purchaser of real estate	—	20,845	—
Non-recourse debt forgiven by lender in exchange for collateral assets	—	12,874	—
Accrued financing and stock issuance costs	80	211	101
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$142,933	$115,425	$109,898
Cash paid during the period for income and franchise taxes	2,362	1,930	1,666

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2019

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2019 and 2018, these special purpose entities held assets totaling $7.0 billion and $6.1 billion, respectively, and had third-party liabilities totaling $2.4 billion and $2.1 billion, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, the Company will account for such acquisition as a financing arrangement and record the investment in loans and financing receivables on the consolidated balance sheet; should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the consolidated balance sheets. Prior to 2019, the Company provided for an estimated reserve for uncollectible straight-line operating lease receivables based on management’s assessment of the risks inherent in those lease contracts, giving consideration to industry default rates for long-term receivables. At December 31, 2018, there was $25.7 million of straight-line operating lease receivables, net of an allowance of $4.3 million. Subsequent to the adoption of ASC Topic 842 in 2019, the Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. The Company had $28.3 million of straight-line operating lease receivables at December 31, 2019. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 2.7% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has generally been less than 0.1% of rental revenues.

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

Direct costs incremental to successful lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. The Company periodically commits to fund the construction of new properties for its customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the Company’s leases are triple net, which means that the lessees are directly responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. For a few lease contracts, the Company collects property taxes from its customers and remits those taxes to governmental authorities. Subsequent to the adoption of ASC Topic 842, these property tax payments are presented on a gross basis as part of both rental revenues and property costs in the consolidated statements of income.

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Events or changes in circumstances may also include an expectation to sell certain assets in accordance with the Company’s long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurement below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the year ended December 31, 2019, the Company recognized an aggregate provision for impairment of real estate of $18.8 million; the estimated fair value of the impaired real estate assets at the time of impairment aggregated $32.2 million. The Company recognized aggregate provisions for the impairment of real estate of $5.2 million and $11.9 million during the years ended December 31, 2018 and 2017, respectively.

Accounting for Loans Receivable

Classification and Cost

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

Revenue Recognition

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2019 and 2018, the Company had loans receivable with an aggregate outstanding principal balance of $15.6 million and $8.5 million, respectively, on nonaccrual status.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. At both December 31, 2019 and 2018, there was $2.5 million of allowances for loan losses.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $11.6 million and $15.5 million of restricted cash at December 31, 2019 and 2018 respectively, which were included in other assets, net, on the consolidated balance sheets.

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

As of December 31, 2019, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4). In December 2018, the Company entered into two treasury lock agreements which were designated as cash flow hedges associated with the expected public offering of the senior unsecured notes issued by the Company at the end of February 2019 (Note 4). The agreements were settled in accordance with their terms in February 2019 and the Company made an aggregate payment of $6.7 million to the counterparties which was recognized as a deferred loss in accumulated other comprehensive loss.

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

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$284,975	$216,970	$162,038
Less: earnings attributable to unvested restricted shares	(403)	(398)	(445)
Net income used in basic and diluted income per share	$284,572	$216,572	$161,593
Denominator:
Weighted average common shares outstanding	230,030,535	204,666,034	178,958,667
Less: Weighted average number of shares of unvested restricted stock	(296,038)	(343,736)	(372,401)
Weighted average shares outstanding used in basic income per share	229,734,497	204,322,298	178,586,266
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	555,044	610,994	70,410
Weighted average shares outstanding used in diluted income per share	230,289,541	204,933,292	178,656,676
(a)	For the years ended December 31, 2019, 2018 and 2017, excludes 122,224 shares, 113,895 shares and 118,443 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets. This guidance requires an entity, at each reporting date, to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected. Under this new standard, the Company will record allowances that were not previously required under legacy GAAP. The guidance does not prescribe how such allowances should be calculated; in-scope assets should be evaluated collectively, based on similar risk characteristics. The Company’s approach utilizes the borrower’s credit rating before considering the term to maturity and collateral value, if any, to determine the expected credit loss.

The standard was effective for the Company on January 1, 2020 and was adopted retrospectively as of the beginning of the period of adoption. As a result, the Company’s investments in loans, certain leases that are accounted for as loans and financing receivables are directly impacted, requiring a cumulative-effect adjustment to retained earnings. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASC Topic 842) discussed above. The adoption will not materially impact the Company’s consolidated financial statements with an adjustment to beginning retained earnings of less than 0.25% of total assets. Additionally, the adoption had no material impact on the Company’s internal control framework.

3. Investments

At December 31, 2019, STORE Capital had investments in 2,504 property locations representing 2,452 owned properties (of which 43 are accounted for as financing arrangements and 57 are accounted for as direct financing receivables), 21 properties where all the related land is subject to an operating ground lease and 31 properties which secure mortgage loans. The gross investment portfolio totaled $8.85 billion at December 31, 2019 and consisted of the gross acquisition cost of the real estate investments totaling $8.25 billion, loans and financing receivables with an aggregate carrying amount of $582.3 million and operating ground lease assets totaling $24.3 million. As of December 31, 2019, approximately 40% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During 2017, 2018 and 2019, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2016	1,660	$5,124,516
Acquisition of and additions to real estate (a)(b)(c)	313	1,339,682
Investment in loans and direct financing receivables	5	35,229
Sales of real estate	(55)	(219,640)
Principal collections on loans and direct financing receivables (c)	(2)	(31,770)
Provisions for impairment		(13,440)
Other		(667)
Gross investments, December 31, 2017	1,921	6,233,910
Acquisition of and additions to real estate (a)(d)	389	1,538,015
Investment in loans and direct financing receivables	29	88,088
Sales of real estate	(80)	(227,135)
Principal collections on loans and direct financing receivables	(2)	(5,205)
Provisions for impairment		(7,810)
Other (e)	(2)	(14,793)
Gross investments, December 31, 2018	2,255	7,605,070
Acquisition of and additions to real estate (a)(f)(g)	305	1,440,399
Investment in loans and direct financing receivables (h)	48	262,552
Sales of real estate	(95)	(415,736)
Principal collections on loans and direct financing receivables (i)	(9)	(29,952)
Operating ground lease assets, net (j)		24,254
Provisions for impairment		(18,751)
Other		(12,915)
Gross investments, December 31, 2019		8,854,921
Less accumulated depreciation and amortization		(740,124)
Net investments, December 31, 2019	2,504	$8,114,797
(a)	Includes $1.2 million during 2017, $2.6 million during 2018 and $1.6 million during 2019 of interest capitalized to properties under construction.
(b)	Excludes $23.5 million of tenant improvement advances disbursed in 2017 which were accrued as of December 31, 2016.
(c)	One loan receivable was repaid in full through a $2.0 million non-cash transaction in which the Company acquired the underlying mortgaged property and leased it back to the borrower.
(d)	Excludes $14.4 million of tenant improvement advances disbursed in 2018 which were accrued as of December 31, 2017.
(e)	Includes $14.3 million representing the gross carrying amount of two real estate properties surrendered to the lender in exchange for the release of the related indebtedness (Note 4).
(f)	Excludes $36.5 million of tenant improvement advances disbursed in 2019 which were accrued as of December 31, 2018.
(g)	During the year ended December 31, 2019, the Company completed a $21.2 million substitution transaction in which ten properties the Company owned and leased to a single tenant were substituted for ten other properties the tenant previously owned and are now leased to that same tenant; the Company recognized a $3.9 million non-cash gain on this transaction which is included in net gain on dispositions of real estate in the consolidated statement of income.
(h)	Includes $9.0 million related to a mortgage loan made to the purchaser of a real estate property sold.

(i)	Includes $13.6 million of non-cash principal collections primarily related to loans receivable transactions in which the Company acquired three underlying mortgaged properties and leased them back to the borrowers.
(j)	Includes $20.0 million of operating ground lease (or right-of-use) assets recognized upon initial adoption of ASC Topic 842 and $4.3 million of activity (new operating ground lease assets recognized net of asset amortization) during the year ended December 31, 2019.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rental revenues:
Operating leases (a)	$625,477	$515,299	$434,764
Sublease income - operating ground leases (b)	2,227	—	—
Amortization of lease related intangibles and costs	(2,289)	(1,997)	(6,821)
Total rental revenues	$625,415	$513,302	$427,943

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$13,866	$12,339	$12,432
Sale-leaseback transactions accounted for as financing arrangements	5,785	—	—
Direct financing receivables	14,175	13,402	10,133
Total interest income on loans and financing receivables	$33,826	$25,741	$22,565
(a)	For the year ended December 31, 2019, includes $2.6 million of property tax tenant reimbursement revenue and includes variable lease revenue of $123,000, $450,000 and $183,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.

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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 480 customers geographically dispersed throughout 49 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2019. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at December 31, 2019, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, the largest customer also represented 2.8% of the Company’s total annualized investment portfolio revenues as of December 31, 2019. The Company’s customers operate their businesses across more than 700 concepts and the largest of these concepts represented 2.8% of the Company’s total annualized investment portfolio revenues as of December 31, 2019.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of December 31, 2019 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	788	$1,290,225	14%
Health clubs	90	497,035	6
Early childhood education centers	213	489,097	5
Furniture stores	62	481,621	5
Automotive repair and maintenance	173	433,391	5
Farm and ranch supply stores	43	410,933	5
Metal fabrication	74	371,182	4
All other service industries	785	2,984,508	34
All other retail industries	130	880,356	10
All other manufacturing industries	146	1,016,573	12
Total	2,504	$8,854,921	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at December 31, 2019 was approximately 14 years. Substantially all of the leases are triple-net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2019, 12 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2019, are as follows (in thousands):

2020	$668,805
2021	668,159
2022	668,839
2023	667,094
2024	664,047
Thereafter	6,180,491
Total future minimum rentals (a)	$9,517,435
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2019	2018
In-place lease assets	$44,425	$54,293
Ground lease-related intangibles	19,449	21,363
Above-market lease assets	9,492	9,492
Total intangible lease assets	73,366	85,148
Accumulated amortization	(28,948)	(29,223)
Net intangible lease assets	$44,418	$55,925

Aggregate lease intangible amortization included in expense was $5.4 million, $5.8 million and $6.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $1.1 million for each of the three years ended December 31, 2019.

Based on the balance of the intangible assets as of December 31, 2019, the aggregate amortization expense is expected to be $4.1 million in 2020, $3.9 million in 2021, $3.8 million in 2022, $3.3 million in 2023 and $2.8 million in 2024; the amount expected to be amortized as a decrease to rental revenue is $1.1 million in 2020, $0.6 million in 2021 and $0.4 million in each of the years 2022 through 2024. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles, approximately 44 years for the amortizing ground lease interests and approximately six years for the above-market lease intangibles.

Operating Ground Lease Assets

As of December 31, 2019, STORE Capital had operating ground lease assets aggregating $24.3 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $2.3 million, $29,000 and $29,000 during the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, the Company also recognized in rental revenues $2.2 million of sublease revenue associated with its operating ground leases. The Company’s ground leases have remaining terms ranging from one year to 92 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 23 years at December 31, 2019. The weighted average discount rate used in calculating the operating lease liabilities was 6.0%.

The future minimum lease payments to be paid under the operating ground leases as of December 31, 2019 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2020	$31	$2,332	$2,363
2021	31	2,347	2,378
2022	31	2,302	2,333
2023	31	6,052	6,083
2024	31	1,981	2,012
Thereafter	3,075	32,597	35,672
Total lease payments	3,230	47,611	50,841
Less imputed interest	(2,617)	(23,914)	(26,531)
Total operating lease liabilities - ground leases	$613	$23,697	$24,310
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $47.6 million commitment, $16.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	December 31,
Type	Rate (a)	Date	2019	2018
Five mortgage loans receivable	8.13%	2020 - 2022	$33,073	$49,934
Five mortgage loans receivable	8.43%	2032 - 2038	18,760	17,666
Eleven mortgage loans receivable (b)	8.51%	2051 - 2059	149,766	88,019
Total mortgage loans receivable			201,599	155,619
Equipment and other loans receivable	8.47%	2020 - 2026	25,066	12,013
Total principal amount outstanding—loans receivable			226,665	167,632
Unamortized loan origination costs			1,197	1,249
Allowance for loan losses			(2,538)	(2,538)
Sale-leaseback transactions accounted for as financing arrangements (c)	7.81%	2034 - 2043	186,614	—
Direct financing receivables			170,329	184,859
Total loans and financing receivables			$582,267	$351,202
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.

Loans Receivable

At December 31, 2019, the Company held 47 loans receivable with an aggregate carrying amount of $225.3 million. Twenty-one of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Five of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2020	$3,464	$25,279	$28,743
2021	1,919	12,722	14,641
2022	3,210	6,974	10,184
2023	3,422	1,203	4,625
2024	3,771	—	3,771
Thereafter	145,484	19,217	164,701
Total principal payments	$161,270	$65,395	$226,665

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of December 31, 2019, the Company had $186.6 million of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future payments (excluding any contingent payments) to be received under these agreements as of December 31, 2019, were as follows (in thousands):

2020	$14,546
2021	14,613
2022	14,684
2023	14,761
2024	14,896
Thereafter	224,812
Total future scheduled payments	$298,312

Direct Financing Receivables

As of December 31, 2019 and 2018, the Company had $170.3 million and $184.9 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	2019	2018
Minimum lease payments receivable	$378,659	$424,305
Estimated residual value of leased assets	22,610	24,053
Unearned income	(230,940)	(263,499)
Net investment	$170,329	$184,859

As of December 31, 2019, the future minimum lease payments to be received under the direct financing lease receivables is expected to average approximately $16.8 million for each of the next five years.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The amended facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At December 31, 2019, the Company had no borrowings outstanding on the facility.

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

Under the terms of the amended facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $5.3 billion at December 31, 2019.

The facility is recourse to the Company and, as of December 31, 2019, the Company was in compliance with the covenants under the facility.

At December 31, 2019 and 2018, unamortized financing costs related to the Company’s credit facility totaled $2.1 million and $3.1 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

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

The supplemental indenture governing the Public Notes contains various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of December 31, 2019, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indenture governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2019, the Company was in compliance with its covenants under the NPAs.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		December 31,
	Date	Rate		2019	2018
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	—
Total notes payable				1,075,000	725,000
Term Loans:
Term Loan issued March 2017	Mar. 2020	2.69	% (a)	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44	% (b)	100,000	100,000
Total term loans				200,000	200,000
Unamortized discount				(3,766)	(1,563)
Unamortized deferred financing costs				(8,681)	(6,717)
Total unsecured notes and term loans payable, net				$1,262,553	$916,720
(a)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.00% at December 31, 2019.
(b)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at December 31, 2019. The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of December 31, 2019.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $155.0 million at December 31, 2019.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2019, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.1 billion.

In conjunction with the issuance of the STORE Master Funding Series 2019-1 notes in November 2019, the Company prepaid, without penalty, the Series 2013-3, Class A-1 notes and Series 2014-1, Class A-1 notes; these notes had an aggregate outstanding balance of $186.1 million at the time of prepayment, were issued in 2013 and 2014, scheduled to mature in 2020 and 2021, and bore interest rates of 4.24% and 4.21%, respectively. The Company recognized $1.1 million of accelerated amortization of deferred financing costs associated with this debt.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $343.2 million at December 31, 2019.

The mortgage notes payable, which are obligations of the consolidated special purpose entities described in Note 2, contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Although this mortgage debt generally is non-recourse, there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities. Certain of the mortgage notes payable also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the Company or one of its tenants. In March 2019, in connection with the pending disposition of a property that served as collateral for a note payable, the Company, through an indirect wholly owned subsidiary, entered into an agreement to defease the remaining outstanding principal balance of $6.7 million note payable. As a result of this agreement, the Company made a $7.4 million defeasance payment including expenses, the collateral was released, and the Company was released from all obligations associated with the note payable. The Company recognized a $0.7 million loss on the extinguishment of this debt, which is included in interest expense on the consolidated statement of income.

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		December 31,
	Date	Rate		2019	2018
Non-recourse net-lease mortgage notes:
$77,000 Series 2013-3, Class A-1				$—	$70,589
$120,000 Series 2014-1, Class A-1				—	117,250
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		92,783	93,258
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		89,775	91,841
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		86,445	88,320
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		89,773	91,675
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		136,092	136,792
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		146,384	149,484
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,708	49,958
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		263,700	265,050
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		188,347	192,187
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		81,859	—
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,981	—
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		128,443	130,984
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		222,504	227,215
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		163,043	163,863
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		243,582	—
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		135,943	—
Total non-recourse net-lease mortgage notes				2,164,362	1,868,466
Non-recourse mortgage notes:
$7,750 note issued February 2013				—	6,723
$6,500 note issued December 2012				—	5,560
$16,100 note issued February 2014	Mar. 2021	4.83%		13,973	14,388
$13,000 note issued May 2012	May 2022	5.195%		10,727	11,081
$26,000 note issued August 2012	Sept. 2022	5.05%		21,608	22,315
$6,400 note issued November 2012	Dec. 2022	4.707%		5,319	5,496
$11,895 note issued March 2013	Apr. 2023	4.7315%		10,004	10,328
$17,500 note issued August 2013	Sept. 2023	5.46%		15,150	15,583
$10,075 note issued March 2014	Apr. 2024	5.10%		9,188	9,365
$65,000 note issued June 2016	Jul. 2026	4.75%		61,531	62,609
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	—
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,758	5,957
Total non-recourse mortgage notes				194,948	169,405
Unamortized discount				(471)	(455)
Unamortized deferred financing costs				(30,350)	(28,824)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,328,489	$2,008,592
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of December 31, 2019, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of December 31, 2019, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2020	$35,333	$100,000	$135,333
2021	33,329	113,466	146,795
2022	28,654	200,829	229,483
2023	24,339	265,357	289,696
2024	19,634	426,914	446,548
Thereafter	57,199	2,329,256	2,386,455
	$198,488	$3,435,822	$3,634,310

5. Income Taxes

The Company’s total current income tax expense was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Federal income tax	$42	$106	$35
State income tax	665	536	423
Total current income tax expense	$707	$642	$458

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2019, 2018 and 2017.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2015 and tax returns filed for 2016 through 2018 remain subject to examination. The Company has a net operating loss carryforward (NOL) for income tax purposes of $1.5 million that was generated during the year ended December 31, 2011 and, therefore, has no impact on income tax expense for the three years ended December 31, 2019. This loss is available to reduce future REIT taxable income until it expires in 2031. At this time, the Company does not believe it is likely it will use the NOL to reduce future taxable income; therefore, any deferred tax asset associated with such NOL has been fully reserved.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2019 and 2018, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2019 and 2018.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2019		2018		2017
Ordinary income dividends	$1.2244		$1.1125		$0.9883
Capital gain dividends	0.0965		0.1632		0.1590
Return of capital	0.0034		—		0.0327
Total	$1.3243	(a)	$1.2757	(a)	$1.1800
(a)	Reflects $0.0157 of distributions per share paid in January 2019, treated as paid December 31, 2018.

6. Stockholders’ Equity

In November 2019, the Company established its fourth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2019 ATM Program) and terminated its previous program begun in November 2018 (the 2018-2 ATM Program).

The following tables outline the common stock issuances under these programs (in millions except share and per share information):

	Year Ended December 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	5,026,366	$39.79	$200.0	$(1.9)	$(0.3)	$197.8
$750 million 2018-2 ATM Program	13,448,509	$34.20	459.9	(6.9)	(0.3)	452.7
Total	18,474,875	$35.72	$659.9	$(8.8)	$(0.6)	$650.5

	Inception of Program Through December 31, 2019
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	5,026,366	$39.79	$200.0	$(1.9)	$(0.3)	$197.8
$750 million 2018-2 ATM Program	21,681,251	$32.52	705.1	(10.6)	(0.7)	693.8
Total	26,707,617	$33.89	$905.1	$(12.5)	$(1.0)	$891.6

The Company declared dividends payable to common stockholders totaling $316.8 million, $267.9 million and $223.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

7. Long-Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the 2015 Plan), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. As of December 31, 2019, 4,362,348 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long-Term Incentive Plan (the 2012 Plan) which permits the issuance of up to 1,035,400 shares of common stock. As of December 31, 2019, 252,907 shares remain available for grant under the 2012 Plan.

Both the 2015 and 2012 Plans allow for awards to officers, directors and key employees of the Company in the form of restricted shares of the Company’s common stock and other equity-based awards including performance-based grants.

The following table summarizes the restricted stock award (RSA) activity:

	2019		2018		2017
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	331,001	$24.10	403,751	$22.24	459,716	$19.95
Shares granted	131,158	$32.35	135,496	$24.14	166,575	$23.92
Shares vested	(162,315)	$24.24	(192,011)	$20.27	(213,233)	$18.55
Shares forfeited	(14,606)	$26.84	(16,235)	$23.33	(9,307)	$23.80
Outstanding non-vested shares, end of year	285,238	$27.70	331,001	$24.10	403,751	$22.24
(1)	Grant date fair value

The Company grants RSAs to its officers, directors and key employees. Generally, restricted shares granted to the Company’s employees and its chairman vest in 25% increments in February of each year. The other independent directors receive annual grants that vest at the end of each term served. As permitted, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2015 and 2012 Plans, the Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight-line basis or the amount vested. The fair value of the RSAs is based on the closing price per share of the Company’s common stock on the date of the grant.

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

	Number of RSUs
	2019	2018	2017
Non-vested and outstanding, beginning of year	1,015,861	919,041	719,434
RSUs granted	628,909	540,975	373,719
RSUs vested	(284,775)	(289,556)	(174,112)
RSUs forfeited	(156,977)	(79,745)	—
RSUs not earned	—	(74,854)	—
Non-vested and outstanding, end of year	1,203,018	1,015,861	919,041

For the 2019 and 2018 grants, one-half of the common shares to be earned is based on the Company’s total shareholder return (TSR) measured against a market index and one-half of the number of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. For the 2017 grants, one-half of the number of common shares to be earned is based on the Company’s TSR measured against the benchmark TSR of a peer group or market index and one-half of the number of shares to be earned is based on the Company’s TSR measured against pre-determined thresholds. The TSR is a measure of stock price appreciation plus dividends paid during the measurement period. To the extent market and service conditions are met, the earned RSUs from each grant awarded in 2017 vest 50% at the end of the three-year performance period and, subject to continued employment, 50% at the end of one additional year. The 2019 and 2018 awards vest 100% at the end of the three-year performance period to the extent market, performance and service conditions are met. The RSUs accrue dividend equivalents which are paid only if the award vests. During the years ended December 31, 2019, 2018 and 2017, the Company accrued dividend equivalents expected to be paid on earned awards of $1.3 million, $1.1 million and $1.1 million, respectively; during the years ended December 31, 2019 and 2018, the Company paid $1.3 million and $585,000 of these accrued dividend equivalents to its executive officers.

The Company valued the RSUs with a performance condition based on the closing price per share of the Company’s common stock on the date of the grant multiplied by the number of awards expected to be earned. The Company valued the RSUs with a market condition using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $5.6 million, $3.1 million and $3.6 million for the 2019, 2018 and 2017 grants, respectively. The estimated fair value is amortized to expense on a tranche by tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the RSUs with a market condition for each grant year:

	2019	2018	2017
Volatility	21.14%	21.00%	21.00%
Risk-free interest rate	2.38%	2.38%	1.54%
Dividend yield	0.00%	0.00%	0.00%

The 2015 and 2012 Plans each allow the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting of RSAs and RSUs by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the years ended December 31, 2019, 2018 and 2017, the Company repurchased an aggregate 167,143 shares, 113,948 shares and 56,097 shares, respectively, in connection with this tax withholding obligation.

Compensation expense for equity-based payments totaled $11.7 million, $8.6 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in general and administrative expenses. At December 31, 2019, STORE Capital had $16.7 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements which will be recognized through February 2023.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2019, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $119.3 million, of which $114.3 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027; the lease allows for one five-year renewal period at the option of the Company. During the years ended December 31, 2019, 2018 and 2017, total rent expense was $724,000, $721,000, and $711,000, respectively, which is included in general and administrative expense on the consolidated statements of income. At December 31, 2019, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $761,000 in 2020, $776,000 in 2021, $790,000 in 2022, $804,000 in 2023, $819,000 in 2024 and $2.2 million thereafter. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at December 31, 2019, the balance of the right-of-use asset was $4.5 million, which is included in other assets, net on the consolidated balance sheet, and the balance of the related lease liability was $5.0 million, using a discount rate of 5.3%.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed at least six consecutive months of service or, if earlier, one year of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $478,000 in 2019, $406,000 in 2018, and $345,000 in 2017.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was an asset of $317,000 at December 31, 2019 and an asset of $253,000 and a liability of $4.3 million at December 31, 2018; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the consolidated balance sheets. Had the Company elected not to offset derivatives in the consolidated balance sheet as of December 31, 2018, the Company would have had derivative assets of $2.8 million associated with three interest rate swap and related interest rate floor agreements and gross derivative liabilities of $6.9 million associated with two treasury lock agreements.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at December 31, 2019 and 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2019, these debt obligations had an aggregate carrying value of $3,591.0 million and an estimated fair value of $3,812.7 million. At December 31, 2018, these debt obligations had an aggregate carrying value of $2,925.3 million and an estimated fair value of $2,988.8 million.

10. Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited consolidated quarterly financial information for 2019 and 2018. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Total revenues	$156,638	$163,787	$171,834	$173,455	$665,714
Net income	45,556	67,964	111,618	59,837	284,975
Net income per share of common stock—basic and diluted	0.20	0.30	0.48	0.25	1.24
Dividends declared per common share	0.33	0.33	0.35	0.35	1.36

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Total revenues	$125,842	$131,205	$137,005	$146,704	$540,756
Net income	49,960	62,201	48,225	56,584	216,970
Net income per share of common stock—basic and diluted	0.26	0.31	0.23	0.26	1.06
Dividends declared per common share	0.31	0.31	0.33	0.33	1.28

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Director Nominations under the heading “Governance – Proposal No. 1-Election of Directors,” the information regarding Executive Officers under the heading “Executive Compensation – Executive Officers,” the information regarding our Code of Business Conduct and Ethics under the heading “Governance – Additional Corporate Governance Features,” and the information regarding the Audit Committee under the heading “Governance – Board and Committee Governance” in the Company's 2020 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information regarding director compensation under the heading “Governance – 2019 Director Compensation” and the information under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Payments on Termination or Change in Control” under the principal heading “Executive Compensation” in the Company's 2020 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding share ownership under the heading “Ownership of Our Stock – Beneficial Ownership of Our Common Stock by Certain Beneficial Owners and Management” in the Company's 2020 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2019:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders			4,615,255	(1)
Equity compensation plans not approved by stockholders
Total	—	—	4,615,255
(1)	Represents 4,362,348 shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan and 252,907 shares available for future issuance under the STORE Capital Corporation 2012 Long-Term Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding director independence and related party transactions under the heading “Governance – Director Independence and Related Party Transactions” in the Company's 2020 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors under the heading “Audit Matters” in the Company's 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

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

Exhibit	Description	Location
3.1	Articles of Amendment and Restatement of STORE Capital Corporation filed with the State Department of Assessments and Taxation of the State of Maryland on June 5, 2018.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed with the SEC on August 3, 2018.
3.2	Fourth Amended and Restated Bylaws of STORE Capital Corporation, effective May 30, 2019.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 30, 2019 and filed with the SEC on May 31, 2019.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2014 and filed with the SEC on November 21, 2014.
4.2	Description of the Company’s Common Stock.	Filed herewith.

4.3

Third Amended and Restated Master Indenture dated as of May 6, 2014, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, and STORE Master Funding V, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.4

Series 2013-1 Indenture Supplement dated as of March 27, 2013, by and between STORE Master Funding I, LLC and STORE Master Funding II, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

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

Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.6

Series 2013-3 Indenture Supplement dated as of December 3, 2013, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, and STORE Master Funding IV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.7

Series 2014-1 Indenture Supplement dated as of May 6, 2014, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, and STORE Master Funding V, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
4.8

Fourth Amended and Restated Master Indenture dated as of April 16, 2015, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.
4.9

Series 2015-1 Indenture Supplement dated as of April 16, 2015, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.

4.10

Fifth Amended and Restated Master Indenture dated as of October 18, 2016, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.

4.11

Series 2016-1 Indenture Supplement dated as of October 18, 2016, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.
4.12		Indenture, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on March 15, 2018.
4.13		Supplemental Indenture No. 1, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on March 15, 2018.
4.14		Supplemental Indenture No. 2, dated as of February 28, 2019, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on February 28, 2019.
4.15

Sixth Amended and Restated Master Indenture, dated as of October 22, 2018, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee, relating to Net-Lease Mortgage Notes.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 22, 2018 and filed with the SEC on October 23, 2018.
4.16

Series 2018-1 Indenture Supplement, dated as of October 22, 2018, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 22, 2018 and filed with the SEC on October 23, 2018.
4.17

Seventh Amended and Restated Master Indenture, dated as of November 13, 2019, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, and STORE Master Funding XIV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee, relating to Net-Lease Mortgage Notes.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2019 and filed with the SEC on November 14, 2019.
4.18

Series 2019-1 Indenture Supplement, dated as of November 13, 2019, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, and STORE Master Funding XIV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2019 and filed with the SEC on November 14, 2019.
10.1	*	STORE Capital Corporation 2015 Omnibus Equity Incentive Plan.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.

10.2	*	STORE Capital Corporation 2012 Long-Term Incentive Plan.	Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.3	*	Form of 2012 Long-Term Incentive Award Plan Restricted Stock Award Grant Agreement.	Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC as of September 23, 2014.
10.4	*	Form of Indemnification Agreement by and between STORE Capital Corporation and each of its directors and executive officers.	Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.5	*	Employment Agreement dated as of November 2, 2017, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher H. Volk.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 23, 2018.
10.6	*	Employment Agreement dated as of November 2, 2017, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Catherine Long.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 23, 2018.
10.7	*	Employment Agreement dated as of November 2, 2017, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Mary Fedewa.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 23, 2018.
10.8	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.9	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement for Directors (2019).	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019
10.10	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.11	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2018).	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed with the SEC on May 4, 2018.
10.12	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2019).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 filed with the SEC on May 3, 2019.
10.13		Note Purchase Agreement dated as of November 19, 2015, by and among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
10.14		Note Purchase Agreement dated as of April 28, 2016, by and among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.

10.15

Amended and Restated Credit Agreement, dated as of February 9, 2018, by and among STORE Capital Corporation, as Borrower, KeyBank National Association, as Lender and Administrative Agent, the other Lenders party thereto, KeyBank Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and BMO Harris Bank N.A., Capital One Bank, Regions Bank, SunTrust Bank and U.S. Bank National Association, as Co-Documentation Agents.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2018 and filed with the SEC on February 12, 2018.
10.16

First Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2019, by and among STORE Capital Corporation, as Borrower, KeyBank National Association, as a 2017 Term Loan Lender and Administrative Agent, and the other 2017 Term Loan Lenders party thereto.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 filed with the SEC on May 3, 2019.
10.17

Sixth Amended and Restated Property Management and Servicing Agreement, dated as of November 13, 2019, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, and STORE Master Funding XIV, LLC, collectively as Issuers, STORE Capital Corporation, as Property Manager and Special Servicer, KeyBank National Association, as Back-Up Manager, and Citibank, N.A., as Indenture Trustee.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2019 and filed with the SEC on November 14, 2019.
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
101

The following financial statements from STORE Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, are formatted in Inline Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

*Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORE CAPITAL CORPORATION

Date: February 21, 2020	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 21, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Christopher H. Volk	President, Chief Executive Officer and Director	February 21, 2020
Christopher H. Volk	(principal executive officer)

/s/Catherine Long	Executive Vice President, Chief Financial Officer and Treasurer	February 21, 2020
Catherine Long	(principal financial officer)

/s/Stacy M. LaFrance	Senior Vice President, Chief Accounting Officer and Assistant Treasurer	February 21, 2020
Stacy M. LaFrance	(principal accounting officer)

/s/Morton H. Fleischer	Chairman of the Board of Directors	February 21, 2020
Morton H. Fleischer

/s/Mary Fedewa	Chief Operating Officer and Director	February 21, 2020
Mary Fedewa

/s/Joseph M. Donovan	Director	February 21, 2020
Joseph M. Donovan

/s/William F. Hipp	Director	February 21, 2020
William F. Hipp

	Director	February 21, 2020
Tawn Kelley

/s/Catherine D. Rice	Director	February 21, 2020
Catherine D. Rice

/s/Einar A. Seadler	Director	February 21, 2020
Einar A. Seadler

/s/Quentin P. Smith, Jr.	Director	February 21, 2020
Quentin P. Smith, Jr.

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Limited Service	Benson	MN	$	(f)	$187	$627	$28	$197	$215	$824	$1,039	$(273)	1987	07/29/2011
Restaurants -- Limited Service	Glencoe	MN		(f)	369	772	10	240	379	1,012	1,391	(332)	1986	07/29/2011
Restaurants -- Limited Service	Little Falls	MN		(f)	456	803	17	208	473	1,011	1,484	(399)	1983	07/29/2011
Restaurants -- Limited Service	Minneapolis	MN		(f)	243	590	34	169	277	759	1,036	(277)	1996	07/29/2011
Restaurants -- Limited Service	Sauk Rapids	MN		(f)	224	887	-	225	224	1,112	1,336	(318)	1996	07/29/2011
Restaurants -- Limited Service	Staples	MN		(f)	213	729	19	206	232	935	1,167	(296)	1987	07/29/2011
Restaurants -- Limited Service	Wadena	MN		(f)	171	731	-	250	171	981	1,152	(271)	1980	07/29/2011
Restaurants -- Limited Service	Valley City	ND		(f)	217	676	170	55	387	731	1,118	(344)	1984	07/29/2011
Restaurants -- Limited Service	Wahpeton	ND		(f)	314	589	3	222	317	811	1,128	(258)	1987	07/29/2011
Restaurants -- Limited Service	Mobridge	SD		(f)	336	517	-	225	336	742	1,078	(316)	1993	07/29/2011
Furniture Stores	Austin	TX		(f)	2,212	3,600	-	-	2,212	3,600	5,812	(888)	2006	09/02/2011
Furniture Stores	Live Oak	TX		(f)	1,885	3,927	-	-	1,885	3,927	5,812	(936)	2005	09/02/2011
Furniture Stores	New Braunfels	TX		(f)	1,692	6,926	-	-	1,692	6,926	8,618	(2,190)	1995	09/02/2011
Furniture Stores	San Antonio	TX		(f)	2,361	3,952	-	-	2,361	3,952	6,313	(983)	2006	09/02/2011
Restaurants -- Limited Service	Florence	AL		(f)	398	540	-	-	398	540	938	(184)	1994	09/08/2011
Restaurants -- Limited Service	Vestavia	AL		(f)	310	354	-	-	310	354	664	(117)	1972	09/08/2011
Restaurants -- Limited Service	Jacksonville	FL		(f)	310	325	-	-	310	325	635	(114)	1982	09/08/2011
Restaurants -- Limited Service	Bainbridge	GA		(f)	147	381	-	-	147	381	528	(131)	1989	09/08/2011
Restaurants -- Limited Service	Winder	GA		(f)	348	366	-	-	348	366	714	(156)	1986	09/08/2011
Restaurants -- Limited Service	Evansville	IN		(f)	226	380	-	-	226	380	606	(152)	1988	09/08/2011
Restaurants -- Limited Service	Louisville	KY		(f)	310	383	-	-	310	383	693	(152)	1973	09/08/2011
Restaurants -- Limited Service	Florissant	MO		(f)	460	400	-	-	460	400	860	(150)	1981	09/08/2011
Restaurants -- Limited Service	Jackson	MS		(f)	253	460	-	-	253	460	713	(159)	1993	09/08/2011
Restaurants -- Limited Service	Jackson	MS		(f)	225	342	-	-	225	342	567	(113)	1983	09/08/2011
Restaurants -- Limited Service	Cincinnati	OH		(f)	148	467	-	-	148	467	615	(162)	1987	09/08/2011
Restaurants -- Limited Service	Owasso	OK		(f)	275	301	-	-	275	301	576	(105)	1986	09/08/2011
Restaurants -- Limited Service	Tulsa	OK		(f)	209	328	-	-	209	328	537	(142)	1977	09/08/2011
Restaurants -- Limited Service	Antioch	TN		(f)	391	264	-	150	391	414	805	(126)	1978	09/08/2011
Restaurants -- Limited Service	Clarksville	TN		(f)	239	425	-	124	239	549	788	(168)	1993	09/08/2011
Restaurants -- Limited Service	Knoxville	TN		(f)	371	323	-	-	371	323	694	(120)	1987	09/08/2011
Restaurants -- Limited Service	Princeton	WV		(f)	246	408	-	-	246	408	654	(135)	1977	09/08/2011
Wood Product Manufacturing	Delaware	OH		(f)	308	478	-	-	308	478	786	(161)	1969	09/27/2011
Wood Product Manufacturing	Hillsboro	OR		(f)	879	167	-	-	879	167	1,046	(84)	1965	09/27/2011
Wood Product Manufacturing	Stayton	OR		(f)	2,254	2,526	-	-	2,254	2,526	4,780	(810)	1985	09/27/2011
Family Entertainment Centers	Webster	TX		(f)	2,135	6,355	-	-	2,135	6,355	8,490	(1,625)	2007	09/30/2011
Child Day Care Services	Laveen	AZ		(f)	1,427	3,012	35	210	1,462	3,222	4,684	(795)	2008	10/07/2011
Child Day Care Services	Maricopa	AZ		(f)	2,212	4,080	-	-	2,212	4,080	6,292	(1,010)	2008	10/07/2011
Beer, Wine, and Liquor Stores	McAllen	TX		(f)	1,397	2,220	-	-	1,397	2,220	3,617	(879)	1955	10/07/2011
Beer, Wine, and Liquor Stores	Pharr	TX		(f)	699	1,362	-	-	699	1,362	2,061	(500)	1989	10/07/2011
Restaurants -- Full Service	Canton	GA		(f)	1,101	973	-	-	1,101	973	2,074	(355)	1998	10/17/2011
Restaurants -- Full Service	Ft. Oglethorpe	GA		(f)	957	986	-	-	957	986	1,943	(329)	2003	10/17/2011
Restaurants -- Full Service	Stockbridge	GA		(f)	1,135	1,276	-	-	1,135	1,276	2,411	(453)	2000	10/17/2011
Restaurants -- Full Service	Camby	IN		(f)	636	1,297	-	-	636	1,297	1,933	(450)	2008	10/17/2011
Restaurants -- Full Service	Greenwood	IN		(f)	518	1,196	-	-	518	1,196	1,714	(392)	2005	10/17/2011
Restaurants -- Full Service	Georgetown	KY		(f)	727	1,076	-	-	727	1,076	1,803	(371)	2002	10/17/2011
Restaurants -- Full Service	Owensboro	KY		(f)	585	1,427	-	-	585	1,427	2,012	(540)	1996	10/17/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Springdale	OH	(f)	1,286	897	-	-	1,286	897	2,183	(287)	1996	10/17/2011
Restaurants -- Full Service	Cookeville	TN	(f)	1,528	1,511	691	-	2,219	1,511	3,730	(567)	1994	10/17/2011
Restaurants -- Full Service	Knoxville	TN	(f)	1,161	1,221	-	-	1,161	1,221	2,382	(484)	2003	10/17/2011
Restaurants -- Full Service	Harrisonburg	VA	(f)	468	1,067	-	-	468	1,067	1,535	(389)	2003	10/17/2011
Restaurants -- Full Service	Panama City	FL		230	1,451	-	-	230	1,451	1,681	(442)	2001	10/17/2011
Restaurants -- Full Service	Cumming	GA		1,375	946	-	-	1,375	946	2,321	(361)	1998	10/17/2011
Restaurants -- Full Service	Mansfield	OH		725	1,156	-	-	725	1,156	1,881	(444)	2003	10/17/2011
Restaurants -- Full Service	Cleveland	TN		1,169	1,346	-	-	1,169	1,346	2,515	(536)	1996	10/17/2011
Restaurants -- Full Service	Lebanon	TN		1,037	1,134	-	-	1,037	1,134	2,171	(426)	1997	10/17/2011
Restaurants -- Full Service	Morristown	TN		803	1,578	-	-	803	1,578	2,381	(613)	2000	10/17/2011
Restaurants -- Full Service	Lynchburg	VA		903	1,078	-	-	903	1,078	1,981	(504)	2001	10/17/2011
Restaurants -- Limited Service	Bradenton	FL	(f)	785	276	-	-	785	276	1,061	(267)	1984	10/19/2011
Restaurants -- Limited Service	Sarasota	FL	(f)	848	410	-	-	848	410	1,258	(354)	1981	10/19/2011
Automotive Repair and Maintenance	Prescott Valley	AZ	(f)	241	259	-	-	241	259	500	(85)	2003	11/01/2011
Automotive Repair and Maintenance	Snowflake	AZ	(f)	276	134	-	-	276	134	410	(49)	1998	11/01/2011
Restaurants -- Full Service	Davenport	IA	(f)	1,613	2,210	-	141	1,613	2,351	3,964	(849)	2003	11/07/2011
Restaurants -- Full Service	Eagan	MN	(f)	1,481	2,958	14	137	1,495	3,095	4,590	(776)	1998	11/07/2011
Health Clubs	Edinburg	TX	(f)	865	4,109	-	116	865	4,225	5,090	(1,298)	1994	11/18/2011
Health Clubs	McAllen	TX	(f)	1,423	1,540	583	1,293	2,006	2,833	4,839	(587)	2004	11/18/2011
Health Clubs	Mission	TX	(f)	692	2,408	-	49	692	2,457	3,149	(647)	2000	11/18/2011
Movie Theaters	Owasso	OK	(f)	986	3,926	-	-	986	3,926	4,912	(1,353)	1992	12/16/2011
Other Personal Services	Erlanger	KY	(f)	604	1,809	-	-	604	1,809	2,413	(601)	2000	12/22/2011
Other Personal Services	Louisville	KY	(f)	492	2,022	-	-	492	2,022	2,514	(624)	2003	12/22/2011
Other Personal Services	Cincinnati	OH	(f)	547	1,967	-	-	547	1,967	2,514	(639)	2005	12/22/2011
Other Chemical Product and Preparation Manufacturing	Elk Grove Village	IL	(f)	854	1,460	-	-	854	1,460	2,314	(469)	1964	12/29/2011
Other Chemical Product and Preparation Manufacturing	Wheeling	IL	(f)	1,463	3,064	-	-	1,463	3,064	4,527	(1,006)	1966	12/29/2011
Restaurants -- Limited Service	Leadington	MO	(f)	494	499	-	-	494	499	993	(199)	1978	12/30/2011
Restaurants -- Limited Service	St. Louis	MO	(f)	395	393	-	-	395	393	788	(129)	1977	12/30/2011
Child Day Care Services	Blue Ash	OH	(f)	739	2,463	-	-	739	2,463	3,202	(603)	1979	12/30/2011
Restaurants -- Limited Service	Marietta	OH	(f)	435	676	-	-	435	676	1,111	(263)	1986	12/30/2011
Restaurants -- Limited Service	Salem	OH	(f)	205	676	-	-	205	676	881	(231)	1969	12/30/2011
Restaurants -- Limited Service	Warren	OH	(f)	328	612	-	-	328	612	940	(232)	1988	12/30/2011
Restaurants -- Limited Service	McKees Rocks	PA	(f)	556	692	-	-	556	692	1,248	(246)	1984	12/30/2011
Restaurants -- Limited Service	Pittsburgh	PA	(f)	364	440	-	-	364	440	804	(152)	1989	12/30/2011
Restaurants -- Limited Service	Clinton	TN	(f)	454	653	-	-	454	653	1,107	(255)	1984	12/30/2011
Child Day Care Services	Franklin	TN	(f)	1,782	2,422	-	-	1,782	2,422	4,204	(846)	2010	12/30/2011
Restaurants -- Limited Service	Greeneville	TN	(f)	566	490	-	-	566	490	1,056	(218)	1985	12/30/2011
Restaurants -- Limited Service	Knoxville	TN	(f)	405	702	-	-	405	702	1,107	(285)	1986	12/30/2011

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Limited Service	Maryville	TN	(f)	542	414	45	309	587	723	1,310	(262)	1983	12/30/2011
Restaurants -- Limited Service	Newport	TN	(f)	484	623	-	-	484	623	1,107	(274)	1987	12/30/2011
Restaurants -- Limited Service	New Martinsville	WV	(f)	269	475	-	-	269	475	744	(174)	1978	12/30/2011
Restaurants -- Limited Service	Parkersburg	WV	(f)	245	461	-	-	245	461	706	(163)	1987	12/30/2011
Restaurants -- Limited Service	Parkersburg	WV	(f)	769	301	-	-	769	301	1,070	(133)	1986	12/30/2011
Restaurants -- Limited Service	Wheeling	WV	(f)	357	714	-	-	357	714	1,071	(274)	1986	12/30/2011
Family Entertainment Centers	Frisco	TX	(f)	3,705	5,109	-	-	3,705	5,109	8,814	(1,381)	2008	01/27/2012
Family Entertainment Centers	Lubbock	TX	(f)	2,056	6,658	-	-	2,056	6,658	8,714	(1,768)	2007	01/27/2012
Elementary and Secondary Schools	Milpitas	CA		5,749	8,840	1,218	4,622	6,967	13,462	20,429	(2,990)	1987	02/29/2012
Elementary and Secondary Schools	Stockton	CA	10,727	1,789	3,557	-	24	1,789	3,581	5,370	(1,205)	1990	02/29/2012
Movie Theaters	Bethlehem	GA	(f)	1,888	5,168	-	-	1,888	5,168	7,056	(1,195)	2011	03/15/2012
Restaurants -- Limited Service	Cherryville	NC	(f)	461	650	-	-	461	650	1,111	(197)	2005	03/28/2012
Restaurants -- Limited Service	Hudson	NC	(f)	215	996	-	-	215	996	1,211	(231)	1984	03/28/2012
Restaurants -- Limited Service	Maiden	NC	(f)	557	533	-	-	557	533	1,090	(164)	1987	03/28/2012
Restaurants -- Limited Service	Marion	NC	(f)	322	637	-	-	322	637	959	(190)	1999	03/28/2012
Restaurants -- Limited Service	Richfield	NC	(f)	361	720	-	-	361	720	1,081	(215)	2007	03/28/2012
Restaurants -- Limited Service	West Jefferson	NC	(f)	358	854	-	-	358	854	1,212	(249)	1996	03/28/2012
Restaurants -- Full Service	Naperville	IL	(f)	1,869	3,154	-	-	1,869	3,154	5,023	(694)	2011	03/30/2012
Restaurants -- Full Service	Wheeling	IL	(f)	824	2,441	-	-	824	2,441	3,265	(473)	2008	03/30/2012
Child Day Care Services	Arlington	TX	(f)	183	574	-	-	183	574	757	(248)	1984	03/30/2012
Child Day Care Services	Cedar Hill	TX	(f)	285	569	-	-	285	569	854	(247)	1984	03/30/2012
Child Day Care Services	Grand Prairie	TX	(f)	292	581	-	-	292	581	873	(258)	1985	03/30/2012
Child Day Care Services	Haltom City	TX	(f)	362	415	-	-	362	415	777	(182)	1985	03/30/2012
Child Day Care Services	Watauga	TX	(f)	174	622	-	-	174	622	796	(273)	1986	03/30/2012
Furniture Stores	Tacoma	WA	(f)	2,213	3,319	-	817	2,213	4,136	6,349	(914)	1994	04/20/2012
Other Personal Services	Dayton	OH	(f)	574	1,937	-	-	574	1,937	2,511	(578)	2008	04/30/2012
Child Day Care Services	Tucson	AZ	(f)	2,674	4,120	-	-	2,674	4,120	6,794	(1,441)	2008	05/08/2012
Furniture Stores	Tucson	AZ	(f)	1,371	4,170	-	-	1,371	4,170	5,541	(1,127)	2003	05/10/2012
Restaurants -- Full Service	Troy	MI	(f)	1,503	2,506	-	120	1,503	2,626	4,129	(491)	2012	05/15/2012
Movie Theaters	Ardmore	OK	(f)	1,302	3,095	-	-	1,302	3,095	4,397	(815)	2008	05/17/2012
Restaurants -- Limited Service	Cedartown	GA	(f)	319	502	4	119	323	621	944	(168)	1981	05/18/2012
Restaurants -- Limited Service	College Park	GA	(f)	918	227	7	104	925	331	1,256	(82)	1973	05/18/2012
Restaurants -- Limited Service	Dalton	GA	(f)	337	483	16	80	353	563	916	(161)	1980	05/18/2012
Restaurants -- Limited Service	Decatur	GA	(f)	378	484	4	92	382	576	958	(232)	1981	05/18/2012
Restaurants -- Limited Service	Lithonia	GA	(f)	469	706	56	86	525	792	1,317	(328)	1979	05/18/2012
Restaurants -- Limited Service	Macon	GA	(f)	379	715	19	101	398	816	1,214	(325)	1975	05/18/2012
Restaurants -- Limited Service	McDonough	GA	(f)	304	719	2	113	306	832	1,138	(229)	2001	05/18/2012
Restaurants -- Limited Service	Riverdale	GA	(f)	241	873	35	365	276	1,238	1,514	(441)	1976	05/18/2012
Restaurants -- Limited Service	Savannah	GA	(f)	422	946	159	241	581	1,187	1,768	(347)	1973	05/18/2012
Restaurants -- Full Service	Franklin	NC	(f)	573	1,087	-	-	573	1,087	1,660	(362)	2008	05/24/2012
Restaurants -- Full Service	Morganton	NC	(f)	1,125	708	-	-	1,125	708	1,833	(222)	2002	05/24/2012
Restaurants -- Full Service	Rockingham	NC	(f)	1,111	870	-	-	1,111	870	1,981	(276)	2005	05/24/2012
Restaurants -- Full Service	Aiken	SC	(f)	1,009	974	-	-	1,009	974	1,983	(321)	2006	05/24/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Rock Hill	SC	(f)	1,121	778	-	-	1,121	778	1,899	(243)	2004	05/24/2012
Child Day Care Services	Pearland	TX	(f)	1,345	6,258	608	2,526	1,953	8,784	10,737	(1,787)	2011	06/20/2012
Restaurants -- Full Service	Aiken	SC	(f)	547	1,587	-	-	547	1,587	2,134	(402)	2009	06/21/2012
Health Clubs	Fairfield	CA	(f)	1,564	1,949	542	1,758	2,106	3,707	5,813	(950)	1978	06/27/2012
Restaurants -- Limited Service	Altamonte Springs	FL	(f)	438	-	-	-	438	-	438	-	1978	06/27/2012
Restaurants -- Limited Service	Apopka	FL	(f)	550	-	-	-	550	-	550	-	1988	06/27/2012
Restaurants -- Limited Service	Fort Pierce	FL	(f)	153	-	-	-	153	-	153	-	1979	06/27/2012
Restaurants -- Limited Service	Jacksonville	FL	(f)	550	-	-	-	550	-	550	-	1986	06/27/2012
Restaurants -- Limited Service	Jacksonville	FL	(f)	234	-	-	-	234	-	234	-	1985	06/27/2012
Restaurants -- Limited Service	Jacksonville	FL	(f)	326	-	-	-	326	-	326	-	1981	06/27/2012
Restaurants -- Limited Service	Jacksonville	FL	(f)	275	-	-	-	275	-	275	-	1980	06/27/2012
Restaurants -- Limited Service	Jacksonville	FL	(f)	285	-	-	-	285	-	285	-	1982	06/27/2012
Restaurants -- Limited Service	Kissimmee	FL	(f)	601	-	-	-	601	-	601	-	1981	06/27/2012
Restaurants -- Limited Service	Lake City	FL	(f)	224	-	-	-	224	-	224	-	1978	06/27/2012
Restaurants -- Limited Service	Merritt Island	FL	(f)	316	-	-	-	316	-	316	-	1983	06/27/2012
Restaurants -- Limited Service	Orange Park	FL	(f)	326	-	-	-	326	-	326	-	1985	06/27/2012
Restaurants -- Limited Service	Orlando	FL	(f)	285	-	-	-	285	-	285	-	1981	06/27/2012
Restaurants -- Limited Service	Palatka	FL	(f)	1,110	-	-	-	1,110	-	1,110	-	1997	06/27/2012
Restaurants -- Limited Service	Plant City	FL	(f)	621	-	-	-	621	-	621	-	1988	06/27/2012
Restaurants -- Limited Service	Sanford	FL	(f)	407	-	-	-	407	-	407	-	1986	06/27/2012
Restaurants -- Limited Service	Tallahassee	FL	(f)	306	-	-	-	306	-	306	-	1978	06/27/2012
Restaurants -- Limited Service	Fairview Heights	IL	(f)	326	-	-	-	326	-	326	-	1986	06/27/2012
Child Day Care Services	South Elgin	IL	(f)	574	2,508	13	55	587	2,563	3,150	(557)	2009	06/27/2012
Restaurants -- Limited Service	Monroe	LA	(f)	266	-	-	-	266	-	266	-	1998	06/27/2012
Restaurants -- Limited Service	West Monroe	LA	(f)	511	-	-	-	511	-	511	-	2000	06/27/2012
Restaurants -- Limited Service	Brookhaven	MS	(f)	337	-	-	-	337	-	337	-	1979	06/27/2012
Restaurants -- Limited Service	Byram	MS	(f)	306	-	-	-	306	-	306	-	1993	06/27/2012
Restaurants -- Limited Service	Canton	MS	(f)	133	-	-	-	133	-	133	-	1991	06/27/2012
Restaurants -- Limited Service	Clarksdale	MS	(f)	276	-	-	-	276	-	276	-	1979	06/27/2012
Restaurants -- Limited Service	Cleveland	MS	(f)	-	-	-	-	-	-	-	-	1991	06/27/2012
Restaurants -- Limited Service	Clinton	MS	(f)	337	-	-	-	337	-	337	-	1994	06/27/2012
Restaurants -- Limited Service	McComb	MS	(f)	337	-	-	-	337	-	337	-	1985	06/27/2012
Restaurants -- Limited Service	Starkville	MS	(f)	184	-	-	-	184	-	184	-	1991	06/27/2012
Restaurants -- Limited Service	Tupelo	MS	(f)	317	-	-	-	317	-	317	-	1990	06/27/2012
Child Day Care Services	Sicklerville	NJ	(f)	403	2,527	20	67	423	2,594	3,017	(546)	2008	06/27/2012
Child Day Care Services	Collegeville	PA	(f)	546	2,182	19	55	565	2,237	2,802	(482)	2008	06/27/2012
Child Day Care Services	Woodbridge	VA	(f)	777	2,204	245	65	1,022	2,269	3,291	(706)	2002	06/27/2012
Grocery Stores	Alabaster	AL		399	1,900	-	-	399	1,900	2,299	(68)	1985	06/29/2012
Grocery Stores	Atmore	AL		292	1,568	-	-	292	1,568	1,860	(432)	1990	06/29/2012
Grocery Stores	Brewton	AL		234	1,625	-	107	234	1,732	1,966	(456)	1990	06/29/2012
Grocery Stores	Luverne	AL		234	1,425	-	-	234	1,425	1,659	(394)	1992	06/29/2012
Grocery Stores	Muscle Shoals	AL		521	2,089	-	-	521	2,089	2,610	(592)	1982	06/29/2012
Grocery Stores	Troy	AL		511	2,209	-	-	511	2,209	2,720	(652)	1984	06/29/2012
Grocery Stores	Milledgeville	GA		652	2,317	-	-	652	2,317	2,969	(654)	1994	06/29/2012
Other Motor Vehicle Dealers	Oklahoma City	OK	(f)	5,451	3,275	438	1,227	5,889	4,502	10,391	(3,168)	1997	06/29/2012
Health Clubs	Visalia	CA		1,382	4,928	-	-	1,382	4,928	6,310	(1,446)	1975	07/06/2012
Restaurants -- Full Service	Alpharetta	GA	(f)	842	3,520	-	-	842	3,520	4,362	(951)	2001	07/17/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Newnan	GA	(f)	1,114	1,847	4	65	1,118	1,912	3,030	(577)	2005	07/17/2012
Restaurants -- Full Service	Peachtree City	GA	(f)	1,280	1,750	22	57	1,302	1,807	3,109	(610)	1999	07/17/2012
Restaurants -- Full Service	Suwanee	GA	(f)	1,325	1,954	-	33	1,325	1,987	3,312	(588)	2006	07/17/2012
Restaurants -- Full Service	Suwanee	GA	(f)	1,168	1,624	-	27	1,168	1,651	2,819	(523)	2005	07/17/2012
Restaurants -- Limited Service	South St. Paul	MN	(f)	357	498	60	240	417	738	1,155	(343)	1987	07/19/2012
Elementary and Secondary Schools	Scottsdale	AZ	(f)	3,729	6,288	-	-	3,729	6,288	10,017	(1,722)	1991	07/25/2012
Home Furnishings Stores	Dayton	OH	(f)	369	1,318	-	-	369	1,318	1,687	(389)	1996	07/26/2012
Home Furnishings Stores	Fairborn	OH	(f)	418	872	-	-	418	872	1,290	(253)	2006	07/26/2012
Home Furnishings Stores	Heath	OH	(f)	818	1,171	-	-	818	1,171	1,989	(307)	2004	07/26/2012
Other Personal Services	Columbus	OH	(f)	853	1,655	-	-	853	1,655	2,508	(533)	2012	07/27/2012
Movie Theaters	Corpus Christi	TX		5,954	9,373	-	-	5,954	9,373	15,327	(3,734)	1995	08/21/2012
Movie Theaters	Forney	TX		2,740	2,904	-	-	2,740	2,904	5,644	(918)	2006	08/21/2012
Movie Theaters	Fort Worth	TX	21,608	3,105	7,677	-	-	3,105	7,677	10,782	(2,339)	2010	08/21/2012
Movie Theaters	Irving	TX		1,976	1,172	-	-	1,976	1,172	3,148	(470)	1995	08/21/2012
Movie Theaters	Rio Grande City	TX		1,933	3,196	-	-	1,933	3,196	5,129	(993)	2008	08/21/2012
Restaurants -- Limited Service	Hancock	MD	(f)	490	347	-	-	490	347	837	(138)	1987	08/29/2012
Restaurants -- Limited Service	Chambersburg	PA	(f)	539	666	-	-	539	666	1,205	(220)	1989	08/29/2012
Restaurants -- Limited Service	Greencastle	PA	(f)	767	638	-	-	767	638	1,405	(222)	1986	08/29/2012
Child Day Care Services	Gilbert	AZ		453	1,639	-	-	453	1,639	2,092	(350)	1996	08/30/2012
Child Day Care Services	Gilbert	AZ		393	1,699	-	-	393	1,699	2,092	(346)	2002	08/30/2012
Child Day Care Services	Phoenix	AZ		877	2,311	-	-	877	2,311	3,188	(557)	2003	08/30/2012
Child Day Care Services	Phoenix	AZ		595	2,094	-	-	595	2,094	2,689	(464)	2006	08/30/2012
Other Motor Vehicle Dealers	Garner	NC	(f)	2,163	342	1,603	2,002	3,766	2,344	6,110	(1,078)	1997	09/13/2012
Other Motor Vehicle Dealers	Hope Mills	NC	(f)	1,462	1,437	-	-	1,462	1,437	2,899	(576)	1993	09/13/2012
Restaurants -- Full Service	Lumberton	NC	(f)	676	451	-	-	676	451	1,127	(144)	1999	09/25/2012
Restaurants -- Full Service	Morrisville	NC	(f)	891	235	-	-	891	235	1,126	(90)	1999	09/25/2012
Restaurants -- Full Service	Roanoke Rapids	NC	(f)	464	471	-	-	464	471	935	(149)	1998	09/25/2012
Restaurants -- Full Service	Rocky Mount	NC	(f)	514	45	-	-	514	45	559	-	1994	09/25/2012
Restaurants -- Full Service	Smithfield	NC	(f)	702	384	-	-	702	384	1,086	(141)	1998	09/25/2012
Restaurants -- Full Service	Wilson	NC	(f)	631	304	-	-	631	304	935	(107)	2001	09/25/2012
Restaurants -- Full Service	Charleston	WV	(f)	496	399	-	-	496	399	895	(128)	2004	09/25/2012
Child Day Care Services	Columbus	OH	(f)	937	1,135	-	-	937	1,135	2,072	(339)	1992	09/28/2012
Furniture Stores	Fairfield	CA		2,618	2,633	-	-	2,618	2,633	5,251	(698)	2006	10/01/2012
Furniture Stores	Rohnert Park	CA	5,319	2,115	3,362	-	-	2,115	3,362	5,477	(878)	2006	10/01/2012
Child Day Care Services	Oak Creek	WI	(f)	781	1,657	6	55	787	1,712	2,499	(407)	2009	10/02/2012
Restaurants -- Full Service	Auburn	IN	(f)	750	1,420	-	-	750	1,420	2,170	(453)	2000	10/05/2012
Restaurants -- Full Service	Fort Wayne	IN	(f)	946	1,335	-	-	946	1,335	2,281	(386)	1993	10/05/2012
Restaurants -- Full Service	Fort Wayne	IN	(f)	964	1,337	-	-	964	1,337	2,301	(380)	1993	10/05/2012
Restaurants -- Full Service	Fort Wayne	IN	(f)	1,239	1,614	-	-	1,239	1,614	2,853	(439)	2002	10/05/2012
Restaurants -- Full Service	Goshen	IN	(f)	612	1,451	-	-	612	1,451	2,063	(450)	1999	10/05/2012
Restaurants -- Full Service	Portage	IN	(f)	555	1,374	-	-	555	1,374	1,929	(415)	1999	10/05/2012
Restaurants -- Full Service	Valparaiso	IN	(f)	507	1,502	-	-	507	1,502	2,009	(443)	1995	10/05/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Fremont	OH	(f)	728	1,443	-	-	728	1,443	2,171	(418)	2000	10/05/2012
Restaurants -- Full Service	Lima	OH	(f)	765	1,576	-	-	765	1,576	2,341	(444)	1996	10/05/2012
Restaurants -- Full Service	Lima	OH	(f)	755	1,536	-	-	755	1,536	2,291	(434)	2005	10/05/2012
Restaurants -- Full Service	Northwood	OH	(f)	615	1,716	-	-	615	1,716	2,331	(488)	2004	10/05/2012
Child Day Care Services	Bradenton	FL	(f)	545	2,149	-	-	545	2,149	2,694	(629)	1982	10/19/2012
Restaurants -- Full Service	Chicago	IL	(f)	504	3,959	-	-	504	3,959	4,463	(785)	1886	10/29/2012
Restaurants -- Full Service	Chicago	IL	(f)	900	2,410	-	-	900	2,410	3,310	(643)	1923	10/29/2012
Restaurants -- Full Service	Chicago	IL	(f)	810	5,559	18	470	828	6,029	6,857	(1,117)	2008	10/29/2012
Restaurants -- Limited Service	Baton Rouge	LA	(f)	700	162	-	-	700	162	862	(70)	2005	11/09/2012
Restaurants -- Limited Service	Baton Rouge	LA	(f)	742	212	-	-	742	212	954	(99)	2005	11/09/2012
Restaurants -- Limited Service	Denham	LA	(f)	831	444	-	-	831	444	1,275	(200)	2001	11/09/2012
Restaurants -- Limited Service	Donaldsonville	LA	(f)	327	562	-	-	327	562	889	(238)	1981	11/09/2012
Restaurants -- Limited Service	Gonzales	LA	(f)	547	599	-	-	547	599	1,146	(231)	1981	11/09/2012
Restaurants -- Limited Service	Gonzales	LA	(f)	617	419	-	-	617	419	1,036	(178)	1996	11/09/2012
Restaurants -- Limited Service	Kentwood	LA	(f)	243	600	-	-	243	600	843	(190)	2006	11/09/2012
Restaurants -- Limited Service	Larose	LA	(f)	418	756	-	-	418	756	1,174	(337)	1986	11/09/2012
Restaurants -- Limited Service	Port Vincent	LA	(f)	692	207	-	-	692	207	899	(79)	2006	11/09/2012
Restaurants -- Limited Service	Prairieville	LA	(f)	724	165	-	-	724	165	889	(106)	1995	11/09/2012
Restaurants -- Limited Service	Walker	LA	(f)	508	776	-	-	508	776	1,284	(351)	2001	11/09/2012
Scientific Research and Development Services	Columbia	MO	10,004	807	13,794	-	620	807	14,414	15,221	(2,396)	2008	11/29/2012
Restaurants -- Full Service	Orland Park	IL	(f)	1,267	4,320	-	-	1,267	4,320	5,587	(827)	2005	11/30/2012
Child Day Care Services	Cincinnati	OH	(f)	1,074	1,610	-	-	1,074	1,610	2,684	(465)	2001	12/10/2012
Child Day Care Services	Powell	OH	(f)	1,102	1,602	-	-	1,102	1,602	2,704	(462)	1998	12/10/2012
Child Day Care Services	Manassas	VA	(f)	938	2,580	-	-	938	2,580	3,518	(677)	2005	12/10/2012
Restaurants -- Limited Service	Dalton	GA	(f)	418	1,133	-	-	418	1,133	1,551	(308)	1984	12/11/2012
Restaurants -- Limited Service	Chattanooga	TN	(f)	426	984	-	-	426	984	1,410	(271)	1984	12/11/2012
Restaurants -- Limited Service	East Ridge	TN	(f)	481	807	-	-	481	807	1,288	(231)	1982	12/11/2012
Restaurants -- Full Service	Abilene	TX	(f)	593	2,023	-	-	593	2,023	2,616	(584)	1961	12/11/2012
Health Clubs	Mesa	AZ	(f)	1,112	3,684	-	-	1,112	3,684	4,796	(766)	2003	12/20/2012
Health Clubs	Scottsdale	AZ	(f)	2,029	4,716	-	-	2,029	4,716	6,745	(1,046)	2003	12/20/2012
Restaurants -- Full Service	Dekalb	IL	(f)	615	747	-	-	615	747	1,362	(248)	2000	12/27/2012
Restaurants -- Full Service	Effingham	IL	(f)	514	717	-	-	514	717	1,231	(211)	2003	12/27/2012
Restaurants -- Full Service	Skokie	IL	(f)	737	1,189	-	174	737	1,363	2,100	(338)	2000	12/27/2012
Restaurants -- Full Service	Merrillville	IN	(f)	981	1,795	-	-	981	1,795	2,776	(573)	1979	12/27/2012
Restaurants -- Full Service	Emporia	KS	(f)	730	1,541	-	-	730	1,541	2,271	(559)	1998	12/27/2012
Restaurants -- Full Service	Louisville	KY	(f)	1,127	1,577	-	-	1,127	1,577	2,704	(532)	1973	12/27/2012
Restaurants -- Full Service	Louisville	KY	(f)	1,122	1,415	-	-	1,122	1,415	2,537	(492)	1974	12/27/2012

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Maryville	MO	(f)	682	1,727	-	-	682	1,727	2,409	(527)	2005	12/27/2012
Restaurants -- Full Service	Grand Island	NE	(f)	749	1,922	-	-	749	1,922	2,671	(475)	1999	12/27/2012
Restaurants -- Full Service	Lincoln	NE	(f)	672	1,539	-	-	672	1,539	2,211	(429)	1993	12/27/2012
Restaurants -- Full Service	Ada	OK	1,412	1,252	1,438	-	-	1,252	1,438	2,690	(391)	2006	12/27/2012
Restaurants -- Full Service	Altus	OK	986	732	1,147	-	-	732	1,147	1,879	(318)	2005	12/27/2012
Restaurants -- Full Service	Ardmore	OK	(f)	946	1,539	-	-	946	1,539	2,485	(459)	1998	12/27/2012
Restaurants -- Full Service	Lawton	OK	1,144	923	1,258	-	-	923	1,258	2,181	(430)	1996	12/27/2012
Restaurants -- Full Service	Goodlettsville	TN	(f)	969	1,616	-	-	969	1,616	2,585	(607)	1973	12/27/2012
Restaurants -- Full Service	Memphis	TN	(f)	1,244	1,580	-	-	1,244	1,580	2,824	(577)	2002	12/27/2012
Restaurants -- Full Service	Nashville	TN	(f)	979	1,319	-	-	979	1,319	2,298	(489)	1978	12/27/2012
Restaurants -- Full Service	Nashville	TN	(f)	626	2,270	-	-	626	2,270	2,896	(576)	1910	12/27/2012
Restaurants -- Full Service	Amarillo	TX	1,149	927	1,330	-	-	927	1,330	2,257	(446)	1995	12/27/2012
Restaurants -- Full Service	Lubbock	TX	1,067	1,289	808	-	-	1,289	808	2,097	(275)	1994	12/27/2012
Restaurants -- Full Service	Gillette	WY	(f)	1,322	1,990	-	-	1,322	1,990	3,312	(591)	2001	12/27/2012
Restaurants -- Full Service	Omaha	NE	(f)	920	1,324	-	-	920	1,324	2,244	(391)	2005	12/28/2012
Restaurants -- Full Service	Oklahoma City	OK	(f)	507	556	-	-	507	556	1,063	(235)	1999	12/28/2012
Restaurants -- Full Service	Oklahoma City	OK	(f)	186	390	-	-	186	390	576	(136)	1984	12/28/2012
Restaurants -- Full Service	Oklahoma City	OK	(f)	500	603	-	-	500	603	1,103	(234)	1968	12/28/2012
Restaurants -- Full Service	Oklahoma City	OK	(f)	398	427	-	-	398	427	825	(159)	1995	12/28/2012
Restaurants -- Full Service	Oklahoma City	OK	(f)	291	384	-	-	291	384	675	(151)	1997	12/28/2012
Restaurants -- Full Service	Yukon	OK	(f)	408	426	-	-	408	426	834	(187)	2002	12/28/2012
Restaurants -- Full Service	Bartlett	TN	(f)	1,182	1,297	-	-	1,182	1,297	2,479	(423)	1998	12/28/2012
Other Motor Vehicle Dealers	Liberty Lake	WA	(f)	2,458	2,687	1,570	2,068	4,028	4,755	8,783	(1,332)	2006	12/28/2012
Restaurants -- Limited Service	Welch	WV	(f)	542	997	-	-	542	997	1,539	(210)	1984	12/28/2012
Restaurants -- Full Service	Jonesboro	GA	(f)	477	664	16	324	493	988	1,481	(232)	2000	12/31/2012
Restaurants -- Full Service	Lawrenceville	GA	(f)	675	446	-	175	675	621	1,296	(168)	2000	12/31/2012
Restaurants -- Limited Service	Altoona	IA	(f)	368	468	-	-	368	468	836	(127)	1995	12/31/2012
Restaurants -- Limited Service	Ankeny	IA	(f)	423	474	-	-	423	474	897	(153)	1986	12/31/2012
Restaurants -- Limited Service	Boone	IA	(f)	308	538	-	-	308	538	846	(135)	1974	12/31/2012
Restaurants -- Limited Service	Des Moines	IA	(f)	419	901	-	-	419	901	1,320	(226)	2003	12/31/2012
Restaurants -- Limited Service	Des Moines	IA	(f)	382	555	-	-	382	555	937	(172)	2008	12/31/2012
Restaurants -- Limited Service	Des Moines	IA	(f)	250	536	-	-	250	536	786	(163)	1991	12/31/2012
Restaurants -- Limited Service	West Des Moines	IA	(f)	366	652	-	-	366	652	1,018	(167)	2010	12/31/2012
Restaurants -- Limited Service	West Des Moines	IA	(f)	490	628	-	-	490	628	1,118	(165)	1995	12/31/2012
Restaurants -- Full Service	Fishers	IN	(f)	750	1,622	-	440	750	2,062	2,812	(535)	2004	01/03/2013
Restaurants -- Full Service	Fishers	IN	(f)	730	1,181	8	-	738	1,181	1,919	(274)	2009	01/03/2013
Restaurants -- Full Service	Greenwood	IN	(f)	1,418	1,194	-	164	1,418	1,358	2,776	(569)	2007	01/03/2013
Restaurants -- Full Service	Lafayette	IN	(f)	679	1,953	198	388	877	2,341	3,218	(581)	2006	01/03/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Health Clubs	North Las Vegas	NV	(f)	1,609	6,621	-	-	1,609	6,621	8,230	(1,237)	2009	01/17/2013
Restaurants -- Full Service	Peoria	AZ	(f)	510	1,630	-	-	510	1,630	2,140	(407)	2003	01/22/2013
Electronics and Appliance Stores	Las Cruces	NM	(f)	1,350	4,043	-	-	1,350	4,043	5,393	(803)	1981	01/31/2013
Electronics and Appliance Stores	Houston	TX	(f)	1,538	4,829	61	483	1,599	5,312	6,911	(1,046)	2007	01/31/2013
Electronics and Appliance Stores	McAllen	TX	(f)	1,321	2,917	-	-	1,321	2,917	4,238	(590)	2006	01/31/2013
Electronics and Appliance Stores	Mesquite	TX	(f)	1,795	5,838	-	-	1,795	5,838	7,633	(1,077)	1973	01/31/2013
Restaurants -- Full Service	Norcross	GA	(f)	499	190	2	31	501	221	722	(74)	1999	02/05/2013
Restaurants -- Full Service	Norcross	GA	(f)	687	351	5	92	692	443	1,135	(150)	1996	02/05/2013
Restaurants -- Full Service	Stockbridge	GA	(f)	704	1,274	6	104	710	1,378	2,088	(413)	1996	02/05/2013
Movie Theaters	Lewisville	TX	(f)	1,330	3,294	-	-	1,330	3,294	4,624	(958)	1994	02/08/2013
Restaurants -- Limited Service	Charlotte	NC	(f)	997	109	-	-	997	109	1,106	(54)	2005	02/27/2013
Restaurants -- Limited Service	Charlotte	NC	(f)	978	128	-	-	978	128	1,106	(63)	2007	02/27/2013
Restaurants -- Limited Service	Gastonia	NC	(f)	703	244	-	-	703	244	947	(111)	2004	02/27/2013
Restaurants -- Limited Service	Indian Trail	NC	(f)	830	78	-	-	830	78	908	(39)	2003	02/27/2013
Restaurants -- Limited Service	Mooresville	NC	(f)	874	34	-	-	874	34	908	(17)	2002	02/27/2013
Restaurants -- Limited Service	Morganton	NC	(f)	703	28	-	-	703	28	731	(16)	2003	02/27/2013
Restaurants -- Limited Service	Newton	NC	(f)	594	403	-	-	594	403	997	(202)	2002	02/27/2013
Home Furnishings Stores	Oklahoma City	OK	(f)	2,898	5,889	-	-	2,898	5,889	8,787	(1,687)	1995	03/15/2013
Home Furnishings Stores	Tulsa	OK	(f)	3,406	5,372	-	-	3,406	5,372	8,778	(1,659)	1996	03/15/2013
Furniture Stores	Prescott	AZ	(f)	1,937	3,216	67	406	2,004	3,622	5,626	(727)	2007	03/26/2013
Foundries	Fayetteville	AR	(f)	968	2,227	-	-	968	2,227	3,195	(513)	2005	03/28/2013
Foundries	Harrison	AR	(f)	224	1,322	-	53	224	1,375	1,599	(342)	1998	03/28/2013
Foundries	Harrison	AR	(f)	920	2,378	-	2,519	920	4,897	5,817	(1,153)	1950	03/28/2013
Foundries	Harrison	AR	(f)	211	1,438	-	64	211	1,502	1,713	(360)	1988	03/28/2013
Restaurants -- Limited Service	Ashland	KY	(f)	1,224	1,986	-	-	1,224	1,986	3,210	(587)	1996	03/28/2013
Foundries	Chelmsford	MA	(f)	542	571	-	-	542	571	1,113	(403)	1963	03/28/2013
Restaurants -- Limited Service	Ironwood	MI	(f)	171	415	-	376	171	791	962	(152)	1999	03/28/2013
Restaurants -- Limited Service	Ishpeming	MI	(f)	384	597	-	-	384	597	981	(159)	1999	03/28/2013
Foundries	Arden Hills	MN	(f)	1,176	1,359	-	-	1,176	1,359	2,535	(522)	1964	03/28/2013
Foundries	St. Charles	MO	(f)	988	825	163	1,069	1,151	1,894	3,045	(445)	1995	03/28/2013
Restaurants -- Limited Service	Lillington	NC	(f)	188	377	-	-	188	377	565	(97)	1970	03/28/2013
Foundries	Dover	NH	(f)	1,125	1,688	-	-	1,125	1,688	2,813	(623)	1970	03/28/2013
Foundries	Loyalhanna	PA	(f)	237	1,928	650	82	887	2,010	2,897	(438)	1989	03/28/2013
Restaurants -- Limited Service	Jefferson City	TN	(f)	450	440	-	-	450	440	890	(117)	1988	03/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Limited Service	Houston	TX	(f)	912	913	-	-	912	913	1,825	(242)	1988	03/28/2013
Restaurants -- Limited Service	Cross Lanes	WV	(f)	1,490	2,067	-	-	1,490	2,067	3,557	(662)	1999	03/28/2013
Restaurants -- Limited Service	Huntington	WV	(f)	1,042	2,287	-	-	1,042	2,287	3,329	(677)	1997	03/28/2013
Restaurants -- Limited Service	Parkersburg	WV	(f)	1,288	2,428	-	-	1,288	2,428	3,716	(715)	2004	03/28/2013
Colleges, Universities, and Professional Schools	San Marcos	CA	15,150	4,528	22,213	-	-	4,528	22,213	26,741	(3,389)	2008	03/29/2013
Other Personal Services	Wheat Ridge	CO	(f)	590	211	-	-	590	211	801	(84)	1953	03/29/2013
Other Personal Services	Avon	CT	(f)	747	215	-	-	747	215	962	(182)	1964	03/29/2013
Other Personal Services	Bethany	CT	(f)	257	435	-	-	257	435	692	(321)	1970	03/29/2013
Restaurants -- Full Service	Snellville	GA	(f)	427	1,005	4	65	431	1,070	1,501	(311)	1985	03/29/2013
Restaurants -- Full Service	Stone Mountain	GA	(f)	894	1,148	6	108	900	1,256	2,156	(369)	1984	03/29/2013
Other Personal Services	Prairie View	IL	(f)	780	2,415	-	-	780	2,415	3,195	(1,037)	1975	03/29/2013
Other Personal Services	Carmel	IN	(f)	299	783	-	-	299	783	1,082	(298)	1984	03/29/2013
Other Personal Services	Boxford	MA	(f)	1,185	829	-	-	1,185	829	2,014	(596)	1955	03/29/2013
Other Personal Services	Wakefield	MA	(f)	401	901	-	-	401	901	1,302	(310)	1965	03/29/2013
Other Personal Services	Clinton Township	MI	(f)	511	451	-	-	511	451	962	(207)	1977	03/29/2013
Other Personal Services	Cinnaminson	NJ	(f)	378	323	-	-	378	323	701	(127)	1949	03/29/2013
Other Personal Services	Windsor	NJ	(f)	691	170	-	-	691	170	861	(70)	1985	03/29/2013
Other Personal Services	Cincinnati	OH	(f)	605	276	-	-	605	276	881	(126)	1972	03/29/2013
Other Personal Services	Chadds Ford	PA	(f)	837	666	-	-	837	666	1,503	(247)	1979	03/29/2013
Other Personal Services	Houston	TX	(f)	237	1,015	-	-	237	1,015	1,252	(357)	1975	03/29/2013
Other Personal Services	Spring	TX	(f)	1,828	3,561	-	-	1,828	3,561	5,389	(1,090)	1973	03/29/2013
Automotive Parts, Accessories, and Tire Stores	La Salle	IL	(f)	1,620	8,166	-	-	1,620	8,166	9,786	(2,173)	1997	04/17/2013
Restaurants -- Full Service	Amarillo	TX	(f)	840	1,954	-	-	840	1,954	2,794	(509)	2002	05/06/2013
Restaurants -- Full Service	Lubbock	TX	(f)	635	829	-	-	635	829	1,464	-	2004	05/06/2013
Other Motor Vehicle Dealers	Byron	GA		1,726	3,656	932	-	2,658	3,656	6,314	(1,338)	2007	05/16/2013
Restaurants -- Full Service	Clovis	NM	(f)	253	787	-	-	253	787	1,040	(235)	2013	05/28/2013
Restaurants -- Full Service	Ruidoso	NM	(f)	518	346	72	528	590	874	1,464	(321)	1961	05/28/2013
Restaurants -- Full Service	Tucumcari	NM	(f)	130	508	12	193	142	701	843	(253)	1985	05/28/2013
Restaurants -- Full Service	Beeville	TX	(f)	189	449	14	411	203	860	1,063	(295)	1986	05/28/2013
Restaurants -- Full Service	Corpus Christi	TX	(f)	473	470	-	268	473	738	1,211	(269)	2005	05/28/2013
Restaurants -- Full Service	Fort Stockton	TX	(f)	344	657	35	182	379	839	1,218	(280)	1978	05/28/2013
Restaurants -- Full Service	Lamesa	TX	(f)	220	447	31	581	251	1,028	1,279	(366)	1978	05/28/2013
Wholesale Automobile Auction	Washington	PA	(f)	6,508	1,380	165	1,233	6,673	2,613	9,286	(1,998)	1975	05/31/2013
Health and Personal Care Stores	Marion	IL	(f)	500	337	-	-	500	337	837	(16)	2010	06/14/2013
Health and Personal Care Stores	Cave City	KY	(f)	256	437	-	-	256	437	693	(21)	2010	06/14/2013
Health and Personal Care Stores	Hartford	KY	(f)	216	479	-	-	216	479	695	(7)	2012	06/14/2013
Health and Personal Care Stores	Gautier	MS	(f)	567	24	-	-	567	24	591	-	2011	06/14/2013
Health and Personal Care Stores	Leakesville	MS	(f)	269	677	-	-	269	677	946	(9)	2012	06/14/2013
Health and Personal Care Stores	Pascagoula	MS	(f)	490	101	-	-	490	101	591	-	2011	06/14/2013
Restaurants -- Full Service	LaVale	MD	(f)	1,313	1,629	-	-	1,313	1,629	2,942	(437)	2005	06/27/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Columbus	OH	(f)	452	1,687	-	-	452	1,687	2,139	(370)	2006	06/27/2013
Child Day Care Services	Columbus	OH	(f)	253	943	-	-	253	943	1,196	(207)	2006	06/27/2013
Child Day Care Services	Delaware	OH	(f)	1,130	1,029	-	-	1,130	1,029	2,159	(252)	2005	06/27/2013
Child Day Care Services	Delaware	OH	(f)	647	590	-	-	647	590	1,237	(144)	2005	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	278	852	-	-	278	852	1,130	(196)	2003	06/27/2013
Child Day Care Services	Hilliard	OH	(f)	485	1,485	-	-	485	1,485	1,970	(341)	2003	06/27/2013
Child Day Care Services	Marysville	OH	(f)	237	949	-	-	237	949	1,186	(206)	2005	06/27/2013
Child Day Care Services	Marysville	OH	(f)	424	1,696	-	-	424	1,696	2,120	(367)	2005	06/27/2013
Child Day Care Services	Powell	OH	(f)	735	2,303	-	-	735	2,303	3,038	(527)	2004	06/27/2013
Child Day Care Services	Powell	OH	(f)	286	895	-	-	286	895	1,181	(205)	2004	06/27/2013
Child Day Care Services	Westerville	OH	(f)	315	918	-	-	315	918	1,233	(213)	2005	06/27/2013
Child Day Care Services	Westerville	OH	(f)	550	1,601	-	-	550	1,601	2,151	(372)	2005	06/27/2013
Restaurants -- Full Service	Midlothian	VA	(f)	729	2,037	-	-	729	2,037	2,766	(502)	1992	06/27/2013
Restaurants -- Full Service	Martinsburg	WV	(f)	1,115	1,267	-	-	1,115	1,267	2,382	(342)	1995	06/27/2013
Other Motor Vehicle Dealers	Holiday	FL	(f)	2,444	2,723	1,881	829	4,325	3,552	7,877	(1,030)	1974	06/28/2013
Other Motor Vehicle Dealers	Jacksonville	FL	(f)	1,758	2,450	460	1,375	2,218	3,825	6,043	(1,088)	2010	06/28/2013
Restaurants -- Limited Service	Charlotte	NC	(f)	1,545	2,176	-	-	1,545	2,176	3,721	(633)	2009	06/28/2013
Child Day Care Services	Maineville	OH	(f)	685	1,575	-	-	685	1,575	2,260	(442)	2008	06/28/2013
Restaurants -- Limited Service	Glen Allen	VA	(f)	2,184	-	-	-	2,184	-	2,184	-	1995	06/28/2013
Restaurants -- Limited Service	North Chesterfield	VA	(f)	1,945	-	-	-	1,945	-	1,945	-	1993	06/28/2013
Restaurants -- Full Service	Harker Heights	TX	(f)	860	149	577	1,811	1,437	1,960	3,397	(439)	2014	07/09/2013
Restaurants -- Limited Service	Broken Arrow	OK	(f)	366	597	-	-	366	597	963	(142)	2007	07/12/2013
Restaurants -- Limited Service	Moore	OK	(f)	179	744	-	-	179	744	923	(159)	2000	07/12/2013
Restaurants -- Limited Service	Oklahoma City	OK	(f)	161	554	-	-	161	554	715	(155)	1978	07/12/2013
Restaurants -- Limited Service	Oklahoma City	OK	(f)	400	473	-	-	400	473	873	(141)	1998	07/12/2013
Child Day Care Services	Conover	NC	(f)	250	644	-	-	250	644	894	(170)	1985	07/26/2013
Child Day Care Services	Conover	NC	(f)	257	780	-	-	257	780	1,037	(213)	1986	07/26/2013
Child Day Care Services	Dobson	NC	(f)	73	413	-	-	73	413	486	(112)	1996	07/26/2013
Child Day Care Services	Millers Creek	NC	(f)	219	321	-	-	219	321	540	(128)	1997	07/26/2013
Child Day Care Services	Wilson	NC	(f)	601	568	-	-	601	568	1,169	(156)	1987	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	708	328	-	-	708	328	1,036	(116)	1990	07/26/2013
Child Day Care Services	Charlottesville	VA	(f)	935	123	-	-	935	123	1,058	(52)	1992	07/26/2013
Restaurants -- Full Service	Champaign	IL	(f)	777	1,640	-	-	777	1,640	2,417	(480)	1984	07/31/2013
Restaurants -- Full Service	Rockford	IL	(f)	1,012	1,643	-	-	1,012	1,643	2,655	(403)	1992	07/31/2013
Restaurants -- Limited Service	Gulfport	MS	(f)	2,288	1,674	-	-	2,288	1,674	3,962	(500)	2008	07/31/2013
Home Furnishings Stores	Centerville	OH	(f)	341	948	-	-	341	948	1,289	(248)	1994	08/08/2013
Restaurants -- Full Service	Tempe	AZ	(f)	1,696	545	-	-	1,696	545	2,241	(414)	1988	08/13/2013
Plastics Product Manufacturing	Milesburg	PA	(f)	2,563	4,327	-	-	2,563	4,327	6,890	(2,001)	1970	08/23/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Davie	FL	(f)	2,198	1,973	956	2,688	3,154	4,661	7,815	(731)	1996	08/28/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Fort Myers	FL	(f)	1,384	4,797	-	-	1,384	4,797	6,181	(859)	2007	08/28/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machinery, Equipment, and Supplies Merchant Wholesalers	Tampa	FL	(f)	2,063	4,869	318	1,182	2,381	6,051	8,432	(1,340)	2000	08/28/2013
Furniture Stores	Huntsville	AL	(f)	1,812	4,314	-	-	1,812	4,314	6,126	(885)	1987	08/29/2013
Furniture Stores	Tuscaloosa	AL	(f)	1,273	3,856	-	-	1,273	3,856	5,129	(665)	2007	08/29/2013
Restaurants -- Full Service	Tulsa	OK	(f)	3,210	3,773	20	826	3,230	4,599	7,829	(1,590)	1991	08/30/2013
Outpatient Care Centers	Charleston	SC	(f)	1,005	1,802	-	-	1,005	1,802	2,807	(336)	1968	08/30/2013
Restaurants -- Limited Service	Athens	TN	(f)	318	-	-	-	318	-	318	-	2005	08/30/2013
Restaurants -- Limited Service	Cleveland	TN	(f)	346	-	-	-	346	-	346	-	2001	08/30/2013
Restaurants -- Limited Service	Dayton	TN	(f)	271	-	-	-	271	-	271	-	1997	08/30/2013
Restaurants -- Limited Service	Kimball	TN	(f)	271	-	-	-	271	-	271	-	1987	08/30/2013
Restaurants -- Limited Service	Madisonville	TN	(f)	243	-	-	-	243	-	243	-	2005	08/30/2013
Home Furnishings Stores	Fort Worth	TX	(f)	3,783	9,559	-	-	3,783	9,559	13,342	(1,844)	1998	08/30/2013
Other Motor Vehicle Dealers	Flint	MI	(f)	919	6,382	28	468	947	6,850	7,797	(2,246)	1992	09/16/2013
Other Motor Vehicle Dealers	Peoria	IL	(f)	850	2,768	-	610	850	3,378	4,228	(537)	2001	09/18/2013
Other Motor Vehicle Dealers	Jackson	TN	(f)	3,437	4,634	11	685	3,448	5,319	8,767	(1,012)	2007	09/18/2013
Health Clubs	Weslaco	TX	(f)	1,565	224	354	3,020	1,919	3,244	5,163	(584)	2014	09/27/2013
Consumer Goods Rental	Bradenton	FL	(f)	365	524	-	-	365	524	889	(129)	1964	09/30/2013
Consumer Goods Rental	Dade City	FL	(f)	533	752	-	-	533	752	1,285	(200)	1995	09/30/2013
Consumer Goods Rental	Lake City	FL	(f)	192	465	-	-	192	465	657	(112)	1973	09/30/2013
Consumer Goods Rental	Plant City	FL	(f)	412	985	-	-	412	985	1,397	(249)	1979	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	752	4,014	-	-	752	4,014	4,766	(941)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	139	457	-	-	139	457	596	(110)	1967	09/30/2013
Consumer Goods Rental	Tampa	FL	(f)	347	380	-	-	347	380	727	(113)	1999	09/30/2013
Consumer Goods Rental	Adel	GA	(f)	102	544	-	-	102	544	646	(130)	1978	09/30/2013
Consumer Goods Rental	Moultrie	GA	(f)	142	1,073	-	-	142	1,073	1,215	(244)	1960	09/30/2013
Outpatient Care Centers	Ballwin	MO		233	1,297	-	-	233	1,297	1,530	(210)	2011	09/30/2013
Outpatient Care Centers	Ballwin	MO		610	3,390	-	-	610	3,390	4,000	(548)	2004	09/30/2013
Consumer Goods Rental	Auburn	WA	(f)	236	835	-	-	236	835	1,071	(168)	1953	10/11/2013
Consumer Goods Rental	Centralia	WA	(f)	298	711	-	-	298	711	1,009	(193)	1975	10/11/2013
Consumer Goods Rental	Moses Lake	WA	(f)	451	569	-	-	451	569	1,020	(177)	1993	10/11/2013
Consumer Goods Rental	Wenatchee	WA	(f)	535	259	-	-	535	259	794	(70)	2005	10/11/2013
Outpatient Care Centers	Jacksonville	FL	(f)	1,372	6,666	3,579	18,675	4,951	25,341	30,292	(3,312)	1972	10/31/2013
Machinery, Equipment, and Supplies Merchant Wholesalers	Williams	IA	(f)	2,134	4,246	-	-	2,134	4,246	6,380	(1,346)	2013	11/08/2013
Metal and Mineral Merchant Wholesalers	Melrose Park	IL	(f)	1,285	3,249	-	-	1,285	3,249	4,534	(793)	1966	11/08/2013
Metal and Mineral Merchant Wholesalers	Northlake	IL	(f)	593	2,234	-	-	593	2,234	2,827	(516)	1964	11/08/2013
Metal and Mineral Merchant Wholesalers	Northlake	IL	(f)	770	1,055	-	-	770	1,055	1,825	(316)	1958	11/08/2013
Metal and Mineral Merchant Wholesalers	Rockford	IL	(f)	513	1,211	-	-	513	1,211	1,724	(292)	1977	11/08/2013
Metal and Mineral Merchant Wholesalers	South Bend	IN	(f)	359	1,464	-	-	359	1,464	1,823	(390)	1983	11/08/2013
Metal and Mineral Merchant Wholesalers	Benton Harbor	MI	(f)	659	1,475	-	-	659	1,475	2,134	(440)	1957	11/08/2013
Metal and Mineral Merchant Wholesalers	Coldwater	MI	(f)	757	2,484	-	-	757	2,484	3,241	(747)	1995	11/08/2013
Metal and Mineral Merchant Wholesalers	St. Marys	PA	(f)	447	2,098	-	-	447	2,098	2,545	(506)	1987	11/08/2013
Furniture Stores	Southaven	MS	(f)	1,969	4,553	-	-	1,969	4,553	6,522	(792)	2007	11/12/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Furniture Stores	Chattanooga	TN	(f)	2,897	3,891	-	-	2,897	3,891	6,788	(873)	1996	11/12/2013
Furniture Stores	Jackson	TN	(f)	1,956	3,757	-	-	1,956	3,757	5,713	(792)	2004	11/12/2013
Furniture Stores	Gadsden	AL	(f)	1,849	299	297	4,003	2,146	4,302	6,448	(722)	2014	11/15/2013
Other Personal Services	Charlotte	NC	(f)	681	2,905	-	-	681	2,905	3,586	(514)	2002	11/22/2013
Restaurants -- Full Service	Alcoa	TN	(f)	572	1,295	-	-	572	1,295	1,867	(331)	1997	11/22/2013
Restaurants -- Full Service	Knoxville	TN	(f)	861	2,073	-	-	861	2,073	2,934	(555)	1995	11/22/2013
Health Clubs	Humble	TX	(f)	1,209	2,816	-	-	1,209	2,816	4,025	(546)	2012	11/27/2013
Movie Theaters	Spring Hill	TN	(f)	1,976	180	1,475	6,596	3,451	6,776	10,227	(1,227)	2015	12/12/2013
Restaurants -- Full Service	Waco	TX	(f)	888	123	692	2,483	1,580	2,606	4,186	(554)	2014	12/12/2013
Lumber and Other Construction Materials Merchant Wholesalers	Conway	SC	(f)	1,727	3,668	-	-	1,727	3,668	5,395	(1,217)	2002	12/13/2013
Other Motor Vehicle Dealers	Cicero	NY		2,861	7,013	1,729	3,229	4,590	10,242	14,832	(1,426)	2004	12/19/2013
Health Clubs	Denver	CO	(f)	608	4,393	12	453	620	4,846	5,466	(1,142)	1997	12/30/2013
Restaurants -- Limited Service	Evansville	IN	(f)	381	840	-	-	381	840	1,221	(227)	2005	12/30/2013
Outpatient Care Centers	Knoxville	TN	(f)	223	1,508	-	-	223	1,508	1,731	(370)	1981	12/30/2013
Outpatient Care Centers	Knoxville	TN	(f)	214	1,444	-	-	214	1,444	1,658	(354)	1973	12/30/2013
Outpatient Care Centers	Knoxville	TN	(f)	72	485	-	-	72	485	557	(119)	1989	12/30/2013
Restaurants -- Limited Service	Hamden	CT	(f)	346	349	-	-	346	349	695	(104)	1985	12/31/2013
Restaurants -- Limited Service	Manchester	CT	(f)	114	602	-	-	114	602	716	(142)	1953	12/31/2013
Restaurants -- Limited Service	New Britain	CT	(f)	394	1,038	-	-	394	1,038	1,432	(252)	1988	12/31/2013
Restaurants -- Limited Service	New Haven	CT	(f)	231	613	-	-	231	613	844	(143)	1982	12/31/2013
Restaurants -- Limited Service	West Hartford	CT	(f)	316	917	-	-	316	917	1,233	(217)	1998	12/31/2013
Other Motor Vehicle Dealers	Lake Park	GA	(f)	2,108	2,897	-	-	2,108	2,897	5,005	(877)	2013	12/31/2013
Restaurants -- Full Service	Olathe	KS	(f)	787	2,119	-	-	787	2,119	2,906	(505)	2005	12/31/2013
Restaurants -- Full Service	Springfield	MO	(f)	1,684	5,405	86	201	1,770	5,606	7,376	(1,329)	1977	12/31/2013

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Semiconductor and Other Electronic Component Manufacturing	State College	PA	9,188	4,398	11,502	-	-	4,398	11,502	15,900	(4,159)	1960	12/31/2013
Elementary and Secondary Schools	Arlington	TX	(f)	744	5,783	-	-	744	5,783	6,527	(977)	1945	12/31/2013
Child Day Care Services	Houston	TX	(f)	706	2,798	-	-	706	2,798	3,504	(482)	2003	12/31/2013
Child Day Care Services	Alexandria	KY	(f)	317	852	-	-	317	852	1,169	(201)	1997	01/03/2014
Child Day Care Services	Covington	KY	(f)	240	989	-	-	240	989	1,229	(200)	1990	01/03/2014
Child Day Care Services	Crescent Springs	KY	(f)	205	692	-	-	205	692	897	(176)	1990	01/03/2014
Child Day Care Services	Crestview Hills	KY	(f)	566	1,862	-	-	566	1,862	2,428	(369)	2007	01/03/2014
Child Day Care Services	Erlanger	KY	(f)	295	1,277	-	-	295	1,277	1,572	(289)	2000	01/03/2014
Child Day Care Services	Florence	KY	(f)	418	1,426	-	-	418	1,426	1,844	(328)	1992	01/03/2014
Child Day Care Services	Florence	KY	(f)	289	699	-	-	289	699	988	(191)	1988	01/03/2014
Child Day Care Services	Hebron	KY	(f)	350	1,555	-	-	350	1,555	1,905	(354)	1997	01/03/2014
Child Day Care Services	Independence	KY	(f)	440	1,141	-	-	440	1,141	1,581	(308)	2000	01/03/2014
Child Day Care Services	Taylor Mill	KY	(f)	658	752	-	-	658	752	1,410	(217)	1995	01/03/2014
Child Day Care Services	Walton	KY	(f)	269	1,253	-	-	269	1,253	1,522	(270)	1998	01/03/2014
Warehousing and Storage	Mason City	IA	(f)	401	8,703	-	-	401	8,703	9,104	(1,358)	2003	01/10/2014
Casinos	Cripple Creek	CO		513	16,128	-	2,835	513	18,963	19,476	(2,451)	2008	01/17/2014
Casinos	Cripple Creek	CO		293	-	534	972	827	972	1,799	(220)	2016	01/17/2014
Child Day Care Services	Jamestown	NC	(f)	477	730	-	-	477	730	1,207	(245)	1989	01/24/2014
Health Clubs	Louisville	KY	(f)	1,997	1,590	-	-	1,997	1,590	3,587	-	1972	01/31/2014
Health Clubs	Lexington	KY		1,164	8,000	51	-	1,215	8,000	9,215	(1,325)	2004	01/31/2014
Health Clubs	Lexington	KY	13,973	1,251	6,619	-	-	1,251	6,619	7,870	(1,088)	2005	01/31/2014
Health Clubs	Antioch	TN		1,400	5,388	-	-	1,400	5,388	6,788	(1,014)	2002	01/31/2014
Child Day Care Services	Fayetteville	AR	(f)	465	1,866	-	-	465	1,866	2,331	(361)	2012	02/14/2014
Restaurants -- Full Service	Eagan	MN	(f)	1,405	2,162	-	-	1,405	2,162	3,567	(412)	1996	02/19/2014
Restaurants -- Full Service	Maplewood	MN	(f)	915	1,848	-	-	915	1,848	2,763	(356)	2000	02/19/2014
Restaurants -- Full Service	Naperville	IL	(f)	2,000	489	501	1,564	2,501	2,053	4,554	(466)	2014	03/06/2014
Colleges, Universities, and Professional Schools	Columbia	SC		562	11,878	-	810	562	12,688	13,250	(2,501)	1995	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		638	5,017	-	-	638	5,017	5,655	(997)	2010	03/10/2014
Colleges, Universities, and Professional Schools	Columbia	SC		244	-	766	3,351	1,010	3,351	4,361	(652)	2015	03/10/2014
Child Day Care Services	Cumming	GA	(f)	826	3,449	-	-	826	3,449	4,275	(562)	2006	03/11/2014
Restaurants -- Full Service	Athens	GA	(f)	731	1,065	-	-	731	1,065	1,796	(255)	2007	03/21/2014
Restaurants -- Full Service	Winder	GA	(f)	752	1,045	-	-	752	1,045	1,797	(182)	2005	03/21/2014
Restaurants -- Full Service	Lenoir	NC	(f)	975	1,065	-	-	975	1,065	2,040	(188)	2008	03/21/2014
Restaurants -- Full Service	Anderson	SC	(f)	900	825	-	-	900	825	1,725	(215)	2006	03/21/2014
Restaurants -- Full Service	Camden	SC	(f)	765	1,275	-	-	765	1,275	2,040	(255)	2006	03/21/2014
Restaurants -- Full Service	Cheraw	SC	(f)	626	947	-	-	626	947	1,573	(186)	2007	03/21/2014
Restaurants -- Full Service	Clinton	SC	(f)	697	1,515	-	-	697	1,515	2,212	(291)	2006	03/21/2014
Restaurants -- Full Service	Greenwood	SC	(f)	808	1,181	-	-	808	1,181	1,989	(307)	1995	03/21/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Bristol	TN	(f)	776	1,020	-	-	776	1,020	1,796	(260)	2005	03/21/2014
Restaurants -- Full Service	Kingsport	TN	(f)	814	1,053	-	-	814	1,053	1,867	(257)	2006	03/21/2014
Restaurants -- Full Service	Dublin	VA	(f)	947	971	-	-	947	971	1,918	(211)	2008	03/21/2014
Restaurants -- Limited Service	Jacksonville	FL	(f)	494	-	-	-	494	-	494	-	1997	03/27/2014
Restaurants -- Limited Service	Miami	FL	(f)	1,210	-	-	-	1,210	-	1,210	-	1981	03/27/2014
Restaurants -- Limited Service	Orlando	FL	(f)	625	-	-	-	625	-	625	-	1997	03/27/2014
Restaurants -- Limited Service	Tampa	FL	(f)	474	-	-	-	474	-	474	-	1999	03/27/2014
Restaurants -- Limited Service	Warner Robins	GA	(f)	373	-	-	-	373	-	373	-	1996	03/27/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Irving	TX	(f)	1,375	4,661	-	-	1,375	4,661	6,036	(804)	1982	03/27/2014
Family Entertainment Centers	Tempe	AZ	(f)	3,288	6,268	-	-	3,288	6,268	9,556	(1,279)	2013	03/28/2014
Restaurants -- Limited Service	Los Fresnos	TX	(f)	250	772	14	86	264	858	1,122	(217)	2014	03/28/2014
Medical and Diagnostic Laboratories	Boynton Beach	FL	(f)	301	4,727	-	-	301	4,727	5,028	(1,094)	2005	03/31/2014
Medical and Diagnostic Laboratories	Jupiter	FL	(f)	158	4,457	-	-	158	4,457	4,615	(771)	2011	03/31/2014
Medical and Diagnostic Laboratories	Wellington	FL	(f)	860	4,652	-	-	860	4,652	5,512	(916)	2009	03/31/2014
Child Day Care Services	Fort Mill	SC	(f)	707	3,271	-	-	707	3,271	3,978	(603)	2007	03/31/2014
Other Miscellaneous Manufacturing	Bozeman	MT	(f)	2,127	348	-	-	2,127	348	2,475	(149)	1977	04/09/2014
Other Miscellaneous Manufacturing	Nashville	TN	(f)	4,264	4,273	-	-	4,264	4,273	8,537	(1,368)	1975	04/09/2014
Medical and Diagnostic Laboratories	Fort Pierce	FL	(f)	806	2,953	-	-	806	2,953	3,759	(849)	2007	04/10/2014
Medical and Diagnostic Laboratories	Palm Beach Gardens	FL	(f)	43	1,337	-	-	43	1,337	1,380	(255)	2005	04/10/2014
Medical and Diagnostic Laboratories	Palm Beach Gardens	FL	(f)	32	1,288	-	-	32	1,288	1,320	(275)	2005	04/10/2014
Medical and Diagnostic Laboratories	Vero Beach	FL	(f)	233	2,529	-	-	233	2,529	2,762	(661)	2009	04/10/2014
Medical and Diagnostic Laboratories	Wellington	FL	(f)	272	1,421	-	-	272	1,421	1,693	(171)	2008	04/10/2014
Health Clubs	Phoenix	AZ	(f)	-	-	1,411	4,841	1,411	4,841	6,252	(1,021)	2014	04/16/2014
Junior Colleges	Youngstown	OH	(f)	471	5,075	-	1,126	471	6,201	6,672	(1,092)	1974	04/16/2014
Junior Colleges	Middletown	OH	(f)	404	5,441	-	371	404	5,812	6,216	(1,119)	1969	04/23/2014
Child Day Care Services	Gastonia	NC	(f)	184	1,212	-	-	184	1,212	1,396	(257)	2003	04/25/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Rapid City	SD	(f)	812	1,211	-	494	812	1,705	2,517	(371)	1992	04/30/2014
Medical and Diagnostic Laboratories	Jupiter	FL	(f)	742	5,525	-	-	742	5,525	6,267	(966)	2007	05/02/2014
Home Furnishings Stores	Columbus	OH	(f)	753	1,047	-	-	753	1,047	1,800	(204)	2014	05/07/2014
Forging and Stamping	Pharr	TX	(f)	1,343	1,863	-	-	1,343	1,863	3,206	(418)	1999	05/07/2014
Restaurants -- Full Service	Schaumburg	IL	(f)	2,063	-	1,056	1,623	3,119	1,623	4,742	(536)	2015	05/15/2014
Child Day Care Services	Cincinnati	OH	(f)	537	1,765	-	-	537	1,765	2,302	(293)	2004	05/15/2014
Other Motor Vehicle Dealers	Fort Worth	TX		2,009	-	1,355	5,726	3,364	5,726	9,090	(952)	2014	05/21/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Tucson	AZ	(f)	1,107	932	-	-	1,107	932	2,039	(293)	1980	05/22/2014
Consumer Goods Rental	Florence	AL		492	634	-	-	492	634	1,126	(119)	2004	05/23/2014
Other Professional, Scientific, and Technical Services	Scottsdale	AZ	(f)	821	1,285	-	-	821	1,285	2,106	(272)	2006	05/23/2014
Bakeries and Tortilla Manufacturing	West Monroe	LA	(f)	902	3,827	-	-	902	3,827	4,729	(981)	2004	05/23/2014
Consumer Goods Rental	Lenoir	NC		548	578	-	-	548	578	1,126	(102)	2005	05/23/2014
Other Professional, Scientific, and Technical Services	Waxhaw	NC	(f)	570	934	-	-	570	934	1,504	(229)	1968	05/23/2014
Consumer Goods Rental	Lynchburg	VA	(f)	259	865	-	-	259	865	1,124	(132)	1961	05/23/2014
Grocery Stores	Lodi	CA		1,431	7,215	-	-	1,431	7,215	8,646	(1,179)	2004	05/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Commerce City	CO	(f)	1,283	1,448	103	1,035	1,386	2,483	3,869	(619)	1980	05/30/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other General Purpose Machinery Manufacturing	Saltillo	MS		605	15,409	-	-	605	15,409	16,014	(3,007)	1974	06/05/2014
Restaurants -- Full Service	Shawnee	OK	(f)	192	1,016	-	-	192	1,016	1,208	(180)	1982	06/06/2014
Restaurants -- Full Service	San Antonio	TX	(f)	1,578	1,632	-	-	1,578	1,632	3,210	(274)	2008	06/06/2014
Forging and Stamping	Wickliffe	OH	(f)	617	2,725	-	-	617	2,725	3,342	(802)	1958	06/12/2014
Packaging and Labeling Services	Mills River	NC		1,027	2,862	1,119	1,255	2,146	4,117	6,263	(1,170)	2001	06/16/2014
Child Day Care Services	Columbus	GA	(f)	377	1,007	-	-	377	1,007	1,384	(181)	2014	06/19/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		2,680	24,103	-	-	2,680	24,103	26,783	(3,554)	1998	06/20/2014
Medical Equipment and Supplies Manufacturing	Buford	GA		225	2,681	-	-	225	2,681	2,906	(512)	1993	06/20/2014
Corporate Aircraft Repair and Maintenance Facilities	East Alton	IL	(f)	1,883	14,234	-	-	1,883	14,234	16,117	(1,600)	1988	06/20/2014
Medical Equipment and Supplies Manufacturing	North Attleboro	MA		1,541	8,900	-	-	1,541	8,900	10,441	(1,392)	1981	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Indian Trail	NC	(f)	526	311	-	-	526	311	837	(91)	1968	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Amarillo	TX	(f)	269	457	-	-	269	457	726	(67)	1954	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Humble	TX	(f)	269	467	-	-	269	467	736	(103)	1982	06/20/2014
Foundation, Structure, and Building Exterior Contractors	Milwaukee	WI	(f)	515	3,318	-	-	515	3,318	3,833	(671)	1968	06/20/2014
Restaurants -- Full Service	Calumet City	IL	(f)	521	983	-	12	521	995	1,516	(225)	1983	06/23/2014
Restaurants -- Full Service	Lansing	IL	(f)	406	877	74	-	480	877	1,357	(299)	1973	06/23/2014
Outpatient Care Centers	Ballwin	MO		696	1,814	-	-	696	1,814	2,510	(383)	1977	06/23/2014
Restaurants -- Full Service	Rockford	IL	(f)	239	409	-	-	239	409	648	(148)	1993	06/24/2014
Restaurants -- Full Service	Beloit	WI	(f)	218	528	-	-	218	528	746	(180)	1983	06/24/2014
Restaurants -- Full Service	Mauston	WI	(f)	226	432	-	-	226	432	658	(153)	2000	06/24/2014
Restaurants -- Full Service	Monroe	WI	(f)	344	711	-	-	344	711	1,055	(200)	1977	06/24/2014
Other Personal Services	Lexington	KY	(f)	943	1,967	-	-	943	1,967	2,910	(340)	2005	06/25/2014
Child Day Care Services	Anderson Township	OH	(f)	273	829	-	-	273	829	1,102	(201)	1995	06/26/2014
Child Day Care Services	Forney	TX	(f)	511	2,785	-	-	511	2,785	3,296	(401)	2004	06/26/2014
Health Clubs	Oakdale	CA	(f)	1,073	4,560	-	-	1,073	4,560	5,633	(960)	1973	06/27/2014
Other Professional, Scientific, and Technical Services	Orlando	FL	(f)	461	385	-	-	461	385	846	(95)	1998	06/27/2014
Restaurants -- Limited Service	Saint Martinville	LA	(f)	264	921	-	-	264	921	1,185	(283)	1987	06/27/2014
Health Clubs	Chanhassen	MN	(f)	511	2,168	-	-	511	2,168	2,679	(334)	1999	06/27/2014
Health Clubs	Maple Grove	MN	(f)	1,372	1,386	-	-	1,372	1,386	2,758	(476)	2001	06/27/2014
Health Clubs	Chapel Hill	NC	(f)	1,198	1,926	-	115	1,198	2,041	3,239	(499)	2005	06/30/2014
Health Clubs	Hanahan	SC	(f)	412	722	1	23	413	745	1,158	(168)	2008	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,615	1,943	7	212	1,622	2,155	3,777	(371)	1985	06/30/2014
Health Clubs	Mount Pleasant	SC	(f)	1,427	3,281	12	127	1,439	3,408	4,847	(518)	2004	06/30/2014
Health Clubs	North Charleston	SC	(f)	1,618	800	46	298	1,664	1,098	2,762	(268)	1986	06/30/2014
Child Day Care Services	Colorado Springs	CO	(f)	855	1,851	2	23	857	1,874	2,731	(301)	2008	07/24/2014
Child Day Care Services	Loveland	CO	(f)	629	1,005	6	14	635	1,019	1,654	(221)	2003	07/24/2014
Child Day Care Services	Cartersville	GA	(f)	343	601	2	47	345	648	993	(142)	1997	07/24/2014
Child Day Care Services	Kennesaw	GA	(f)	557	714	-	71	557	785	1,342	(161)	1997	07/24/2014
Child Day Care Services	Norcross	GA	(f)	487	521	4	11	491	532	1,023	(114)	1988	07/24/2014
Child Day Care Services	Stockbridge	GA	(f)	426	891	10	81	436	972	1,408	(200)	1997	07/24/2014
Child Day Care Services	Tucker	GA	(f)	450	585	-	68	450	653	1,103	(135)	1994	07/24/2014
Child Day Care Services	Woodstock	GA	(f)	537	299	47	47	584	346	930	(86)	1992	07/24/2014
Child Day Care Services	Charlotte	NC	(f)	625	783	7	86	632	869	1,501	(190)	2001	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	325	193	10	94	335	287	622	(64)	1983	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	628	244	9	129	637	373	1,010	(76)	1968	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	330	360	71	99	401	459	860	(106)	1970	07/24/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Greensboro	NC	(f)	500	300	1	87	501	387	888	(81)	1978	07/24/2014
Child Day Care Services	Greensboro	NC	(f)	544	173	-	103	544	276	820	(61)	1981	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	519	362	1	94	520	456	976	(112)	1969	07/24/2014
Child Day Care Services	Winston Salem	NC	(f)	364	517	1	188	365	705	1,070	(140)	1983	07/24/2014
Child Day Care Services	Aiken	SC	(f)	164	508	16	151	180	659	839	(132)	1985	07/24/2014
Child Day Care Services	Aiken	SC	(f)	281	563	5	53	286	616	902	(143)	1992	07/24/2014
Child Day Care Services	Duncan	SC	(f)	428	326	32	67	460	393	853	(135)	1997	07/24/2014
Child Day Care Services	Florence	SC	(f)	147	489	-	39	147	528	675	(108)	1983	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	317	183	1	105	318	288	606	(62)	1978	07/24/2014
Child Day Care Services	Greenwood	SC	(f)	367	396	5	26	372	422	794	(105)	1984	07/24/2014
Child Day Care Services	Greer	SC	(f)	125	633	16	36	141	669	810	(165)	2002	07/24/2014
Child Day Care Services	Mauldin	SC	(f)	296	231	22	110	318	341	659	(76)	1981	07/24/2014
Child Day Care Services	North Augusta	SC	(f)	257	561	29	59	286	620	906	(140)	1983	07/24/2014
Child Day Care Services	North Charleston	SC	(f)	272	300	7	71	279	371	650	(84)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	334	293	-	2	334	295	629	(78)	1987	07/24/2014
Child Day Care Services	Spartanburg	SC	(f)	185	560	-	137	185	697	882	(130)	1973	07/24/2014
Child Day Care Services	Summerville	SC	(f)	678	185	7	134	685	319	1,004	(72)	1984	07/24/2014
Child Day Care Services	Frisco	TX	(f)	509	1,253	24	30	533	1,283	1,816	(199)	1996	07/24/2014
Child Day Care Services	Little Elm	TX	(f)	454	1,018	18	144	472	1,162	1,634	(222)	1989	07/24/2014
Other Motor Vehicle Dealers	Rothschild	WI	(f)	2,440	10,171	3,937	788	6,377	10,959	17,336	(1,789)	2003	07/29/2014
Electronics and Appliance Stores	Phoenix	AZ	(f)	3,480	3,209	-	-	3,480	3,209	6,689	(563)	1988	07/31/2014
Electronics and Appliance Stores	Colorado Springs	CO	(f)	2,223	4,197	-	-	2,223	4,197	6,420	(749)	1995	07/31/2014
Movie Theaters	Berlin	CT	(f)	2,937	6,719	-	-	2,937	6,719	9,656	(1,678)	1990	07/31/2014
Lessors of Real Estate	Sugar Hill	GA	(f)	1,658	4,507	-	-	1,658	4,507	6,165	(1,028)	2013	07/31/2014
Movie Theaters	Ridgefield Park	NJ	(f)	44	10,848	-	-	44	10,848	10,892	(1,974)	1991	07/31/2014
Movie Theaters	Boerne	TX	(f)	4,186	3,413	-	-	4,186	3,413	7,599	(1,026)	2013	07/31/2014
Lessors of Real Estate	Corinth	TX	(f)	2,517	4,173	-	-	2,517	4,173	6,690	(932)	2009	07/31/2014
Lessors of Real Estate	Houston	TX	(f)	2,650	3,644	-	-	2,650	3,644	6,294	(854)	2005	07/31/2014
Electronics and Appliance Stores	Lubbock	TX	(f)	2,220	4,148	-	-	2,220	4,148	6,368	(732)	2014	07/31/2014
Child Day Care Services	Monroe	NC	(f)	753	1,560	-	-	753	1,560	2,313	(308)	2000	08/08/2014
Child Day Care Services	McDonough	GA	(f)	310	812	-	-	310	812	1,122	(158)	1999	08/11/2014
Other Professional, Scientific, and Technical Services	Tucson	AZ	(f)	1,200	5,810	-	-	1,200	5,810	7,010	(895)	2004	08/21/2014
Other Professional, Scientific, and Technical Services	Baltimore	MD	(f)	1,235	1,347	-	-	1,235	1,347	2,582	(373)	1950	08/28/2014
Furniture Stores	Memphis	TN	(f)	1,367	3,771	-	-	1,367	3,771	5,138	(569)	2005	09/02/2014
Child Day Care Services	Huntersville	NC	(f)	1,118	1,719	-	-	1,118	1,719	2,837	(262)	2006	09/05/2014
Consumer Goods Rental	Immokalee	FL	(f)	548	686	-	-	548	686	1,234	(107)	1999	09/09/2014
Consumer Goods Rental	Lewiston	ID	(f)	390	996	-	-	390	996	1,386	(226)	2008	09/10/2014
Consumer Goods Rental	Hardin	MT	(f)	45	513	-	-	45	513	558	(137)	1920	09/10/2014
Consumer Goods Rental	Moses Lake	WA	(f)	459	1,034	-	-	459	1,034	1,493	(239)	2009	09/10/2014
Consumer Goods Rental	Casper	WY	(f)	506	846	-	-	506	846	1,352	(197)	2009	09/10/2014
Consumer Goods Rental	Puyallup	WA	(f)	743	392	-	-	743	392	1,135	(137)	1982	09/16/2014
Other Professional, Scientific, and Technical Services	Albany	GA	(f)	176	438	-	-	176	438	614	(97)	1974	09/17/2014
Health Clubs	Southaven	MS	(f)	2,264	3,039	-	-	2,264	3,039	5,303	(739)	1999	09/18/2014
Movie Theaters	Parker	CO		1,773	4,252	-	-	1,773	4,252	6,025	(869)	2002	09/23/2014
Restaurants -- Full Service	Morristown	TN	(f)	552	958	-	-	552	958	1,510	(220)	1987	09/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Ambulatory Health Care Services	Birmingham	AL		316	1,628	-	-	316	1,628	1,944	(237)	2008	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		357	3,099	-	-	357	3,099	3,456	(441)	1982	09/24/2014
Other Ambulatory Health Care Services	Glendale	AZ		283	1,510	-	-	283	1,510	1,793	(293)	1985	09/24/2014
Other Ambulatory Health Care Services	Council Bluffs	IA		946	2,010	-	-	946	2,010	2,956	(353)	2009	09/24/2014
Other Ambulatory Health Care Services	Rexburg	ID		139	1,204	-	-	139	1,204	1,343	(214)	1976	09/24/2014
Other Motor Vehicle Dealers	Forest Lake	MN	(f)	5,403	7,570	193	1,777	5,596	9,347	14,943	(1,478)	2003	09/24/2014
Other Ambulatory Health Care Services	Cleveland	OH		274	1,990	-	-	274	1,990	2,264	(319)	2009	09/24/2014
Other Ambulatory Health Care Services	Fort Worth	TX		1,584	2,053	-	-	1,584	2,053	3,637	(319)	2009	09/24/2014
Other Ambulatory Health Care Services	Salt Lake City	UT		543	649	-	-	543	649	1,192	(128)	1972	09/24/2014
Restaurants -- Full Service	Ellsworth	ME	(f)	249	552	-	-	249	552	801	(165)	1979	09/29/2014
Restaurants -- Full Service	Farmington	ME	(f)	365	648	-	-	365	648	1,013	(153)	1993	09/29/2014
Restaurants -- Full Service	Presque Isle	ME	(f)	172	416	-	-	172	416	588	(137)	1980	09/29/2014
Restaurants -- Full Service	Concord	NH	(f)	563	359	-	-	563	359	922	(121)	1973	09/29/2014
Restaurants -- Full Service	Dover	NH	(f)	832	678	-	-	832	678	1,510	(207)	1979	09/29/2014
Restaurants -- Full Service	Galloway	NJ	(f)	819	498	-	-	819	498	1,317	(155)	1991	09/29/2014
Restaurants -- Full Service	Bennington	VT	(f)	480	482	-	-	480	482	962	(153)	1998	09/29/2014
Restaurants -- Full Service	Rutland	VT	(f)	475	346	-	-	475	346	821	(108)	1983	09/29/2014
Restaurants -- Full Service	Eden Prairie	MN	(f)	1,252	2,873	-	-	1,252	2,873	4,125	(431)	1994	09/30/2014
Machinery, Equipment, and Supplies Merchant Wholesalers	Watertown	SD	(f)	2,425	7,933	-	-	2,425	7,933	10,358	(1,713)	2014	09/30/2014
Building Material and Supplies Dealers	Columbus	OH	(f)	1,475	3,704	-	-	1,475	3,704	5,179	(1,244)	1994	10/03/2014
Junior Colleges	Warren	OH	(f)	195	340	-	943	195	1,283	1,478	(214)	1968	10/03/2014
Health Clubs	Carmichael	CA	(f)	1,301	3,840	168	499	1,469	4,339	5,808	(811)	1977	10/31/2014
Restaurants -- Full Service	Indianapolis	IN		468	1,570	-	-	468	1,570	2,038	(304)	1985	10/31/2014
Used Merchandise Stores	Shawnee	OK		624	1,294	-	-	624	1,294	1,918	(244)	2011	11/12/2014
Movie Theaters	La Vista	NE		807	251	504	7,175	1,311	7,426	8,737	(914)	2015	11/14/2014
Child Day Care Services	Collierville	TN	(f)	544	1,986	-	-	544	1,986	2,530	(374)	1999	11/14/2014
Child Day Care Services	Collierville	TN	(f)	579	1,316	-	-	579	1,316	1,895	(214)	2009	11/14/2014
Furniture Stores	Wichita Falls	TX		1,198	5,038	-	240	1,198	5,278	6,476	(787)	2006	11/19/2014
Child Day Care Services	Stockbridge	GA	(f)	206	315	80	269	286	584	870	(119)	2006	11/21/2014
Restaurants -- Full Service	Chicago	IL	(f)	1,130	3,699	-	-	1,130	3,699	4,829	(479)	1908	11/26/2014
Restaurants -- Full Service	Chicago	IL	(f)	1,697	3,360	-	-	1,697	3,360	5,057	(450)	1892	11/26/2014
Wholesale Automobile Auction	Mechanicsburg	PA	(f)	9,019	1,771	-	-	9,019	1,771	10,790	(1,129)	1980	12/05/2014
Restaurants -- Limited Service	Bessemer	AL		517	830	-	-	517	830	1,347	(173)	1994	12/10/2014
Restaurants -- Limited Service	Birmingham	AL		701	706	-	-	701	706	1,407	(157)	1991	12/10/2014
Restaurants -- Limited Service	Birmingham	AL		726	752	-	-	726	752	1,478	(166)	2002	12/10/2014
Restaurants -- Limited Service	Birmingham	AL		566	841	-	-	566	841	1,407	(178)	1995	12/10/2014
Restaurants -- Limited Service	Decatur	AL		235	1,012	-	-	235	1,012	1,247	(200)	1996	12/10/2014
Restaurants -- Limited Service	Fairfield	AL		583	765	-	-	583	765	1,348	(161)	1995	12/10/2014
Restaurants -- Limited Service	Forestdale	AL		559	769	-	-	559	769	1,328	(160)	1991	12/10/2014
Restaurants -- Limited Service	Gardendale	AL		915	492	-	-	915	492	1,407	(119)	1988	12/10/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Limited Service	Hueytown	AL		886	282	-	-	886	282	1,168	(104)	1988	12/10/2014
Restaurants -- Limited Service	Huntsville	AL		368	910	-	-	368	910	1,278	(180)	1976	12/10/2014
Restaurants -- Limited Service	Huntsville	AL		404	873	-	-	404	873	1,277	(183)	2004	12/10/2014
Restaurants -- Limited Service	Madison	AL		511	756	-	-	511	756	1,267	(169)	1986	12/10/2014
Restaurants -- Limited Service	Madison	AL		468	1,009	-	-	468	1,009	1,477	(221)	1999	12/10/2014
Restaurants -- Limited Service	Meridianville	AL		598	1,358	-	-	598	1,358	1,956	(277)	2001	12/10/2014
Child Day Care Services	Huntsville	AL	(f)	298	1,187	-	-	298	1,187	1,485	(226)	1994	12/12/2014
Child Day Care Services	Huntsville	AL	(f)	694	1,181	-	-	694	1,181	1,875	(223)	2003	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	543	893	-	-	543	893	1,436	(202)	2014	12/12/2014
Consumer Goods Rental	Jacksonville	FL	(f)	594	1,276	-	-	594	1,276	1,870	(252)	2014	12/12/2014
Restaurants -- Limited Service	Boise	ID		670	-	-	-	670	-	670	-	2000	12/15/2014
Restaurants -- Limited Service	Boise	ID		610	-	-	-	610	-	610	-	2003	12/15/2014
Restaurants -- Limited Service	Emmett	ID		350	-	-	-	350	-	350	-	2006	12/15/2014
Restaurants -- Limited Service	Garden City	ID		410	-	-	-	410	-	410	-	2005	12/15/2014
Restaurants -- Limited Service	Meridian	ID		490	-	-	-	490	-	490	-	2003	12/15/2014
Restaurants -- Limited Service	Nampa	ID		480	-	-	-	480	-	480	-	2006	12/15/2014
Restaurants -- Limited Service	Nampa	ID		410	-	-	-	410	-	410	-	2006	12/15/2014
Restaurants -- Full Service	Chicago	IL	(f)	2,298	2,425	-	-	2,298	2,425	4,723	(320)	1911	12/15/2014
Health and Personal Care Stores	Syracuse	NY		357	1,610	-	-	357	1,610	1,967	(287)	1986	12/16/2014
Foundation, Structure, and Building Exterior Contractors	Chandler	AZ		1,884	6,218	-	-	1,884	6,218	8,102	(787)	2010	12/17/2014
Restaurants -- Full Service	Woodbury	MN	(f)	2,758	2,275	-	-	2,758	2,275	5,033	(355)	2008	12/18/2014
Restaurants -- Full Service	Portage	IN		1,406	2,351	-	38	1,406	2,389	3,795	(403)	2007	12/19/2014
Movie Theaters	Nicholasville	KY		4,505	3,506	428	4,112	4,933	7,618	12,551	(1,114)	2005	12/19/2014
Restaurants -- Full Service	Lenoir	NC	(f)	537	454	-	-	537	454	991	(138)	1997	12/22/2014
Restaurants -- Full Service	Mt. Airy	NC	(f)	331	450	-	-	331	450	781	(129)	1996	12/22/2014
Restaurants -- Full Service	Sanford	NC	(f)	323	479	-	-	323	479	802	(130)	1997	12/22/2014
Grocery Stores	Hot Springs Village	AR		362	1,299	-	190	362	1,489	1,851	(364)	1991	12/23/2014
Grocery Stores	Redfield	AR		415	333	-	60	415	393	808	(157)	1999	12/23/2014
Child Day Care Services	Bremen	GA	(f)	550	488	-	-	550	488	1,038	(114)	2005	12/23/2014
Child Day Care Services	McDonough	GA	(f)	1,826	748	530	1,199	2,356	1,947	4,303	(184)	2006	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	665	792	-	-	665	792	1,457	(150)	2004	12/23/2014
Child Day Care Services	Villa Rica	GA	(f)	855	783	40	210	895	993	1,888	(189)	1999	12/23/2014

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Elkin	NC	(f)	278	768	-	-	278	768	1,046	(192)	1995	12/23/2014
Child Day Care Services	Greensboro	NC	(f)	725	421	-	-	725	421	1,146	(96)	1994	12/23/2014
Child Day Care Services	High Point	NC	(f)	462	733	-	-	462	733	1,195	(163)	1996	12/23/2014
Child Day Care Services	King	NC	(f)	313	882	-	-	313	882	1,195	(173)	2008	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	176	820	-	-	176	820	996	(170)	1999	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	260	737	-	-	260	737	997	(145)	2006	12/23/2014
Child Day Care Services	Mount Airy	NC	(f)	207	739	-	-	207	739	946	(150)	1995	12/23/2014
Other Miscellaneous Manufacturing	Utica	NY	(f)	102	988	-	-	102	988	1,090	(172)	1965	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	North Canton	OH	(f)	1,574	6,043	-	-	1,574	6,043	7,617	(1,169)	1989	12/23/2014
Other Miscellaneous Manufacturing	Warrensville Heights	OH	(f)	842	767	-	-	842	767	1,609	(150)	1982	12/23/2014
Sporting Goods, Hobby, and Musical Instrument Stores	Monroeville	PA	(f)	1,621	6,552	-	-	1,621	6,552	8,173	(1,318)	1977	12/23/2014
Other Miscellaneous Manufacturing	Cookeville	TN	(f)	797	3,689	-	-	797	3,689	4,486	(642)	1973	12/23/2014
Colleges, Universities, and Professional Schools	Austin	TX		1,721	7,175	-	-	1,721	7,175	8,896	(924)	2012	12/29/2014
Freight Transportation Arrangement	Cartersville	GA		1,119	6,093	-	-	1,119	6,093	7,212	(1,168)	2000	12/31/2014
Other Professional, Scientific, and Technical Services	Elmwood Park	IL	(f)	258	1,027	-	-	258	1,027	1,285	(262)	1960	12/31/2014
Freight Transportation Arrangement	Spartanburg	SC		1,698	8,619	-	-	1,698	8,619	10,317	(1,631)	1997	12/31/2014
Restaurants -- Full Service	Anderson	SC	(f)	1,161	1,134	-	-	1,161	1,134	2,295	(235)	1997	01/05/2015
Health Clubs	Eden Prairie	MN	(f)	1,466	3,073	-	-	1,466	3,073	4,539	(853)	1974	01/09/2015
Family Entertainment Centers	San Diego	CA		351	10,144	-	-	351	10,144	10,495	(1,796)	2001	01/15/2015
Child Day Care Services	Cedar Park	TX		1,482	3,346	-	-	1,482	3,346	4,828	(543)	2010	01/30/2015
Restaurants -- Limited Service	Demopolis	AL	(f)	312	549	-	-	312	549	861	(136)	1994	02/06/2015
Restaurants -- Limited Service	Huntsville	AL	(f)	384	725	-	-	384	725	1,109	(161)	1992	02/06/2015
Restaurants -- Limited Service	Talladaga	AL	(f)	352	470	-	-	352	470	822	(123)	1982	02/06/2015
Restaurants -- Limited Service	Benton	AR	(f)	410	411	-	-	410	411	821	(104)	1982	02/06/2015
Restaurants -- Limited Service	Jacksonville	AR	(f)	316	347	-	-	316	347	663	(89)	1981	02/06/2015
Restaurants -- Limited Service	Little Rock	AR	(f)	389	512	-	-	389	512	901	(116)	1977	02/06/2015
Restaurants -- Limited Service	Searcy	AR	(f)	327	484	-	-	327	484	811	(120)	1983	02/06/2015
Restaurants -- Limited Service	DeLand	FL	(f)	525	365	-	-	525	365	890	(151)	1986	02/06/2015
Restaurants -- Limited Service	Jacksonville	FL	(f)	526	374	-	-	526	374	900	(163)	1983	02/06/2015
Restaurants -- Limited Service	Atlanta	GA	(f)	383	923	-	-	383	923	1,306	(165)	1982	02/06/2015
Restaurants -- Limited Service	Cartersville	GA	(f)	361	1,064	-	-	361	1,064	1,425	(212)	1986	02/06/2015
Restaurants -- Limited Service	College Park	GA	(f)	254	488	-	-	254	488	742	(93)	1988	02/06/2015
Restaurants -- Limited Service	Columbus	GA	(f)	428	314	-	-	428	314	742	(65)	1985	02/06/2015
Restaurants -- Limited Service	Hinesville	GA	(f)	209	741	-	-	209	741	950	(166)	1990	02/06/2015
Restaurants -- Limited Service	Marietta	GA	(f)	234	567	-	-	234	567	801	(96)	1985	02/06/2015
Restaurants -- Limited Service	Tucker	GA	(f)	367	247	-	-	367	247	614	(70)	1976	02/06/2015
Restaurants -- Limited Service	Waycross	GA	(f)	154	538	-	-	154	538	692	(125)	1991	02/06/2015
Restaurants -- Limited Service	Edwardsville	IL	(f)	446	355	-	-	446	355	801	(94)	1986	02/06/2015
Restaurants -- Limited Service	Clarksville	IN	(f)	286	763	-	-	286	763	1,049	(154)	1977	02/06/2015
Restaurants -- Limited Service	Vincennes	IN	(f)	323	429	-	-	323	429	752	(138)	1978	02/06/2015
Restaurants -- Limited Service	Bowling Green	KY	(f)	355	368	-	-	355	368	723	(81)	1978	02/06/2015
Restaurants -- Limited Service	St. Ann	MO	(f)	367	583	-	-	367	583	950	(111)	1982	02/06/2015
Restaurants -- Limited Service	St. Louis	MO	(f)	365	793	-	-	365	793	1,158	(146)	1983	02/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Limited Service	Columbus	MS	(f)	409	422	-	-	409	422	831	(112)	1982	02/06/2015
Restaurants -- Limited Service	Greenville	NC	(f)	280	403	-	-	280	403	683	(70)	1986	02/06/2015
Restaurants -- Limited Service	Columbus	OH	(f)	342	291	-	-	342	291	633	(86)	1987	02/06/2015
Restaurants -- Limited Service	Huber Heights	OH	(f)	358	295	-	-	358	295	653	(88)	1986	02/06/2015
Restaurants -- Limited Service	Cayce	SC	(f)	509	795	-	-	509	795	1,304	(233)	1980	02/06/2015
Restaurants -- Limited Service	North Charleston	SC	(f)	388	434	-	-	388	434	822	(141)	1985	02/06/2015
Restaurants -- Limited Service	Chattanooga	TN	(f)	305	417	-	-	305	417	722	(97)	1981	02/06/2015
Restaurants -- Limited Service	Dickson	TN	(f)	424	951	-	119	424	1,070	1,494	(230)	1981	02/06/2015
Restaurants -- Limited Service	Rockwood	TN	(f)	296	367	-	-	296	367	663	(82)	1992	02/06/2015
Restaurants -- Limited Service	Beckley	WV	(f)	303	588	-	-	303	588	891	(138)	1982	02/06/2015
Health Clubs	Glendale	AZ	(f)	1,298	168	1,052	5,046	2,350	5,214	7,564	(835)	2015	02/13/2015
Restaurants -- Limited Service	Bristol	TN	(f)	223	709	-	-	223	709	932	(133)	2001	02/13/2015
Restaurants -- Limited Service	Elizabethton	TN	(f)	269	537	-	-	269	537	806	(104)	2004	02/13/2015
Restaurants -- Limited Service	Kingsport	TN	(f)	69	902	-	-	69	902	971	(170)	2000	02/13/2015
Restaurants -- Limited Service	Norton	VA	(f)	167	542	-	-	167	542	709	(101)	1979	02/13/2015
Restaurants -- Full Service	Opelika	AL		627	-	-	-	627	-	627	-	2008	02/17/2015
Restaurants -- Limited Service	Burton	MI	(f)	177	304	-	-	177	304	481	(80)	2003	02/18/2015
Restaurants -- Limited Service	Burton	MI	(f)	563	995	-	-	563	995	1,558	(227)	1980	02/18/2015
Restaurants -- Limited Service	Detroit	MI	(f)	392	243	-	-	392	243	635	(64)	2011	02/18/2015
Restaurants -- Limited Service	Fenton	MI	(f)	403	453	-	-	403	453	856	(147)	1980	02/18/2015
Restaurants -- Limited Service	Ferndale	MI	(f)	428	447	-	-	428	447	875	(98)	1983	02/18/2015
Restaurants -- Limited Service	Flint	MI	(f)	659	745	-	-	659	745	1,404	(232)	1974	02/18/2015
Restaurants -- Limited Service	Flint	MI	(f)	481	471	-	-	481	471	952	(160)	1976	02/18/2015
Restaurants -- Limited Service	Flint	MI	(f)	164	259	-	-	164	259	423	(83)	1987	02/18/2015
Restaurants -- Limited Service	Flint	MI	(f)	190	406	-	-	190	406	596	(113)	1929	02/18/2015
Restaurants -- Limited Service	Grand Blanc	MI	(f)	260	384	-	-	260	384	644	(93)	2011	02/18/2015
Restaurants -- Limited Service	Ortonville	MI	(f)	231	384	-	-	231	384	615	(97)	2011	02/18/2015
Health Clubs	South Lake Tahoe	CA	(f)	683	1,696	498	-	1,181	1,696	2,877	(389)	1981	02/19/2015
Colleges, Universities, and Professional Schools	Blairsville	PA		1,245	7,284	-	-	1,245	7,284	8,529	(1,604)	2003	02/25/2015
Outpatient Care Centers	Allen	TX		742	4,837	-	-	742	4,837	5,579	(539)	2013	02/25/2015
Outpatient Care Centers	Frisco	TX		598	3,938	-	-	598	3,938	4,536	(444)	2008	02/25/2015
Foundries	Maple Lake	MN	(f)	352	1,210	1,251	6,555	1,603	7,765	9,368	(1,550)	1987	03/05/2015
Health Clubs	Bloomingdale	IL		605	1,550	273	152	878	1,702	2,580	(304)	1986	03/06/2015
Other Ambulatory Health Care Services	Cedar City	UT		392	-	403	3,869	795	3,869	4,664	(513)	2016	03/06/2015
Movie Theaters	Tulare	CA		573	10,253	-	1,218	573	11,471	12,044	(1,379)	2004	03/11/2015
Furniture Stores	Lexington	KY	(f)	2,222	3,745	-	-	2,222	3,745	5,967	(690)	2008	03/11/2015
Furniture Stores	Cookeville	TN	(f)	1,013	1,980	-	-	1,013	1,980	2,993	(350)	2004	03/11/2015
Restaurants -- Limited Service	Flint	MI	(f)	161	538	-	-	161	538	699	(152)	1979	03/12/2015
Restaurants -- Limited Service	Grand Blanc	MI	(f)	635	478	-	-	635	478	1,113	(155)	1998	03/12/2015
Restaurants -- Limited Service	Mt. Morris	MI	(f)	77	317	-	-	77	317	394	(88)	1995	03/12/2015
Automotive Repair and Maintenance	Bentonville	AR	(f)	865	2,240	-	-	865	2,240	3,105	(482)	2009	03/16/2015
Automotive Repair and Maintenance	Fayetteville	AR	(f)	1,056	1,014	-	-	1,056	1,014	2,070	(228)	2005	03/16/2015
Automotive Repair and Maintenance	Little Rock	AR	(f)	852	1,007	-	-	852	1,007	1,859	(235)	2011	03/16/2015
Automotive Repair and Maintenance	North Little Rock	AR	(f)	707	1,222	-	-	707	1,222	1,929	(274)	2009	03/16/2015
Automotive Repair and Maintenance	Rogers	AR	(f)	1,307	1,988	-	-	1,307	1,988	3,295	(461)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	544	1,194	-	-	544	1,194	1,738	(282)	2006	03/16/2015
Automotive Repair and Maintenance	Shreveport	LA	(f)	731	2,865	-	-	731	2,865	3,596	(590)	2006	03/16/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Shreveport	LA	(f)	479	1,340	-	-	479	1,340	1,819	(291)	2011	03/16/2015
Automotive Repair and Maintenance	Lapeer	MI	(f)	76	174	8	44	84	218	302	(39)	1986	03/16/2015
Automotive Repair and Maintenance	Royal Oak	MI	(f)	296	136	20	71	316	207	523	(43)	1987	03/16/2015
Automotive Repair and Maintenance	Sterling Heights	MI	(f)	275	114	21	61	296	175	471	(46)	1960	03/16/2015
Automotive Repair and Maintenance	Olive Branch	MS	(f)	546	781	-	-	546	781	1,327	(175)	2009	03/16/2015
Automotive Repair and Maintenance	Broken Arrow	OK	(f)	326	910	-	-	326	910	1,236	(206)	2011	03/16/2015
Automotive Repair and Maintenance	Norman	OK	(f)	937	1,243	-	-	937	1,243	2,180	(261)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	1,187	1,174	-	-	1,187	1,174	2,361	(294)	2005	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	757	1,172	-	-	757	1,172	1,929	(273)	2011	03/16/2015
Automotive Repair and Maintenance	Oklahoma City	OK	(f)	908	1,041	-	-	908	1,041	1,949	(255)	2007	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,065	1,216	-	-	1,065	1,216	2,281	(275)	2011	03/16/2015
Automotive Repair and Maintenance	Tulsa	OK	(f)	1,110	1,452	-	-	1,110	1,452	2,562	(362)	2006	03/16/2015
Automotive Repair and Maintenance	Cordova	TN	(f)	878	1,885	-	-	878	1,885	2,763	(411)	2006	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	437	1,381	-	-	437	1,381	1,818	(287)	2005	03/16/2015
Automotive Repair and Maintenance	Memphis	TN	(f)	911	1,269	-	-	911	1,269	2,180	(273)	2006	03/16/2015
Junior Colleges	New Bedford	MA		178	8,653	-	-	178	8,653	8,831	(2,057)	1920	03/17/2015
Restaurants -- Full Service	Bluffton	SC	(f)	657	1,871	-	-	657	1,871	2,528	(254)	2006	03/24/2015
Restaurants -- Full Service	Hilton Head Island	SC	(f)	1,184	1,127	-	150	1,184	1,277	2,461	(248)	1996	03/24/2015
Restaurants -- Full Service	North Charleston	SC	(f)	2,208	1,760	-	150	2,208	1,910	4,118	(346)	2003	03/24/2015
Foundries	Muscle Shoals	AL	(f)	415	1,091	-	-	415	1,091	1,506	(327)	1968	03/25/2015
Foundries	Grafton	WI	(f)	531	3,575	-	123	531	3,698	4,229	(874)	1948	03/25/2015
Restaurants -- Limited Service	Evansville	IN		266	701	-	-	266	701	967	(138)	1981	03/27/2015
Restaurants -- Limited Service	Evansville	IN		278	464	-	-	278	464	742	(104)	1994	03/27/2015
Restaurants -- Limited Service	Mayfield	KY		437	412	-	-	437	412	849	(169)	1993	03/27/2015
Restaurants -- Limited Service	Paducah	KY		702	713	-	-	702	713	1,415	(234)	2006	03/27/2015
Restaurants -- Limited Service	Paducah	KY		578	379	-	-	578	379	957	(161)	1991	03/27/2015
Restaurants -- Limited Service	Paducah	KY		581	463	-	-	581	463	1,044	(156)	2000	03/27/2015
Restaurants -- Limited Service	Paducah	KY		392	399	-	-	392	399	791	(124)	1995	03/27/2015
Restaurants -- Limited Service	Cape Girardeau	MO		332	536	-	-	332	536	868	(139)	2005	03/27/2015
Restaurants -- Limited Service	Cape Girardeau	MO		260	560	-	-	260	560	820	(114)	1980	03/27/2015
Restaurants -- Limited Service	Doniphan	MO		445	502	-	-	445	502	947	(179)	1990	03/27/2015
Restaurants -- Limited Service	Jackson	MO		445	482	-	-	445	482	927	(173)	1992	03/27/2015
Restaurants -- Limited Service	Malden	MO		446	511	-	-	446	511	957	(178)	2002	03/27/2015
Restaurants -- Limited Service	Springfield	MO		559	563	-	-	559	563	1,122	(184)	2000	03/27/2015
Restaurants -- Limited Service	Elizabethton	TN		284	741	-	-	284	741	1,025	(144)	1978	03/27/2015
Restaurants -- Limited Service	Morristown	TN		509	584	-	-	509	584	1,093	(143)	1978	03/27/2015
Packaging and Labeling Services	Winona	MN	(f)	303	1,896	-	-	303	1,896	2,199	(311)	1993	03/31/2015
Packaging and Labeling Services	Mason	OH	(f)	470	3,738	-	260	470	3,998	4,468	(646)	1993	03/31/2015
Packaging and Labeling Services	Mason	OH	(f)	383	1,360	-	-	383	1,360	1,743	(241)	1997	03/31/2015
Packaging and Labeling Services	Algoma	WI	(f)	313	5,462	46	-	359	5,462	5,821	(916)	1955	03/31/2015
Packaging and Labeling Services	Algoma	WI	(f)	227	2,037	-	-	227	2,037	2,264	(353)	2000	03/31/2015
Restaurants -- Full Service	Canonsburg	PA	(f)	1,357	857	21	31	1,378	888	2,266	(240)	1977	04/06/2015
Restaurants -- Full Service	Franklin	PA	(f)	346	897	22	42	368	939	1,307	(259)	1984	04/06/2015
Restaurants -- Full Service	Gibsonia	PA	(f)	442	801	21	41	463	842	1,305	(158)	1994	04/06/2015
Restaurants -- Full Service	Kittanning	PA	(f)	591	912	19	40	610	952	1,562	(253)	1993	04/06/2015
Restaurants -- Full Service	Leechburg	PA	(f)	810	1,454	17	37	827	1,491	2,318	(291)	2004	04/06/2015
Restaurants -- Full Service	Meadville	PA	(f)	263	889	24	45	287	934	1,221	(171)	1983	04/06/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Monaca	PA	(f)	616	1,077	43	60	659	1,137	1,796	(212)	1990	04/06/2015
Restaurants -- Full Service	Monroeville	PA	(f)	596	646	7	39	603	685	1,288	(134)	1972	04/06/2015
Restaurants -- Full Service	Somerset	PA	(f)	603	840	14	78	617	918	1,535	(177)	1992	04/06/2015
Restaurants -- Full Service	Petoskey	MI	(f)	396	364	-	-	396	364	760	(106)	2004	04/07/2015
Used Merchandise Stores	Edmond	OK		499	2,551	-	-	499	2,551	3,050	(248)	2015	04/09/2015
Restaurants -- Full Service	Loganville	GA	(f)	545	1,073	-	-	545	1,073	1,618	(311)	1982	04/16/2015
Child Day Care Services	Cedar Park	TX	(f)	761	178	603	2,116	1,364	2,294	3,658	(373)	2016	04/17/2015
Restaurants -- Full Service	Shelby	NC	(f)	619	624	8	567	627	1,191	1,818	(172)	2000	04/20/2015
Restaurants -- Full Service	Addison	IL		1,029	793	-	-	1,029	793	1,822	(117)	2005	04/22/2015
Restaurants -- Full Service	Chicago	IL		668	902	-	-	668	902	1,570	(126)	1920	04/22/2015
Restaurants -- Full Service	Mount Prospect	IL		830	755	18	199	848	954	1,802	(183)	2005	04/22/2015
Restaurants -- Full Service	Oak Park	IL		703	426	-	-	703	426	1,129	(66)	2005	04/22/2015
Restaurants -- Full Service	Oakbrook Terrace	IL		1,967	870	-	-	1,967	870	2,837	(159)	1998	04/22/2015
Restaurants -- Full Service	Oswego	IL		1,094	869	-	-	1,094	869	1,963	(127)	2005	04/22/2015
Restaurants -- Full Service	Willowbrook	IL		869	796	-	-	869	796	1,665	(151)	1979	04/22/2015
Restaurants -- Full Service	Adrian	MI	(f)	356	602	-	-	356	602	958	(139)	2001	04/24/2015
Restaurants -- Full Service	Brooklyn	MI	(f)	432	466	-	-	432	466	898	(187)	1995	04/24/2015
Restaurants -- Full Service	Tecumseh	MI	(f)	171	708	-	-	171	708	879	(138)	1880	04/24/2015
Outpatient Care Centers	Barbourville	KY		424	893	-	-	424	893	1,317	(150)	2014	04/29/2015
Outpatient Care Centers	Bowling Green	KY		190	504	-	-	190	504	694	(96)	1987	04/29/2015
Outpatient Care Centers	Danville	KY		244	756	-	-	244	756	1,000	(117)	2010	04/29/2015
Outpatient Care Centers	Frankfort	KY		206	479	-	-	206	479	685	(78)	2011	04/29/2015
Outpatient Care Centers	Morehead	KY		199	710	-	-	199	710	909	(100)	2012	04/29/2015
Health Clubs	Roanoke	VA	(f)	1,799	2,834	-	-	1,799	2,834	4,633	(794)	1961	04/29/2015
Agriculture, Construction, and Mining Machinery Manufacturing	Woodridge	IL		432	-	-	-	432	-	432	-	1990	04/30/2015
Amusement and Theme Parks	West Berlin	NJ	(f)	3,864	13,408	329	2,176	4,193	15,584	19,777	(3,248)	2009	04/30/2015
Restaurants -- Limited Service	Norfolk	VA		545	646	22	153	567	799	1,366	(127)	1979	04/30/2015
Restaurants -- Full Service	Douglasville	GA	(f)	1,608	2,711	-	-	1,608	2,711	4,319	(497)	1999	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	580	1,293	-	-	580	1,293	1,873	(156)	1954	05/06/2015
Child Day Care Services	Minneapolis	MN	(f)	981	665	102	1,153	1,083	1,818	2,901	(435)	1959	05/06/2015
Health Clubs	Modesto	CA	(f)	1,297	3,526	-	-	1,297	3,526	4,823	(630)	1978	05/08/2015
Restaurants -- Full Service	Athens	AL		1,038	1,681	-	-	1,038	1,681	2,719	(276)	2008	05/13/2015
Restaurants -- Full Service	Bryant	AR		505	1,569	-	-	505	1,569	2,074	(237)	2011	05/13/2015
Movie Theaters	Clarksville	IN		1,620	4,214	-	-	1,620	4,214	5,834	(946)	2006	05/13/2015
Restaurants -- Full Service	Richmond	KY		1,164	1,784	-	-	1,164	1,784	2,948	(337)	2008	05/13/2015
Restaurants -- Full Service	Pearl	MS		1,329	2,214	-	-	1,329	2,214	3,543	(372)	2010	05/13/2015
Restaurants -- Full Service	Yukon	OK		915	1,636	-	-	915	1,636	2,551	(248)	2010	05/13/2015
Restaurants -- Full Service	Chattanooga	TN		1,502	1,694	-	-	1,502	1,694	3,196	(278)	2010	05/13/2015
Restaurants -- Full Service	Manchester	TN		983	1,696	-	-	983	1,696	2,679	(329)	2010	05/13/2015
Restaurants -- Full Service	Buda	TX		714	1,618	-	-	714	1,618	2,332	(258)	2010	05/13/2015
Automotive Repair and Maintenance	Edinburg	TX		1,796	1,793	-	-	1,796	1,793	3,589	(418)	2014	05/13/2015
Automotive Repair and Maintenance	Harlingen	TX		1,657	2,349	-	-	1,657	2,349	4,006	(527)	2014	05/13/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	League City	TX		1,385	2,502	-	-	1,385	2,502	3,887	(526)	2011	05/13/2015
Automotive Repair and Maintenance	Weslaco	TX		1,196	2,513	-	-	1,196	2,513	3,709	(531)	2014	05/13/2015
Car Dealers	Toledo	OH		474	957	-	-	474	957	1,431	(223)	1972	05/15/2015
Car Dealers	Erie	PA		430	1,009	-	-	430	1,009	1,439	(219)	2000	05/15/2015
Health Clubs	Summerville	SC	(f)	368	1,920	-	-	368	1,920	2,288	(347)	2012	05/15/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Grand Haven	MI		11,429	6,038	-	-	11,429	6,038	17,467	(2,728)	1950	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Sims	NC		2,823	786	-	-	2,823	786	3,609	(37)	1985	05/22/2015
Miscellaneous Nondurable Goods Merchant Wholesalers	Hulbert	OK		6,712	2,188	-	-	6,712	2,188	8,900	(2,083)	1995	05/22/2015
Automotive Repair and Maintenance	Davenport	IA		216	283	-	-	216	283	499	(62)	1997	06/01/2015
Automotive Repair and Maintenance	Bourbonnais	IL		192	521	-	-	192	521	713	(100)	2001	06/01/2015
Automotive Repair and Maintenance	East Peoria	IL		262	227	-	-	262	227	489	(67)	1996	06/01/2015
Automotive Repair and Maintenance	Galesburg	IL		115	324	-	-	115	324	439	(62)	1990	06/01/2015
Automotive Repair and Maintenance	Moline	IL		116	200	-	-	116	200	316	(59)	1997	06/01/2015
Automotive Repair and Maintenance	Pekin	IL		165	395	-	-	165	395	560	(82)	1996	06/01/2015
Automotive Repair and Maintenance	Streator	IL		63	161	-	-	63	161	224	(47)	1990	06/01/2015
Automotive Repair and Maintenance	Washington	IL		204	366	-	-	204	366	570	(77)	1994	06/01/2015
Cement and Concrete Product Manufacturing	Delaware	OH		346	1,494	-	-	346	1,494	1,840	(254)	1961	06/02/2015
Cement and Concrete Product Manufacturing	Obetz	OH		624	1,266	-	949	624	2,215	2,839	(215)	1970	06/02/2015
Cement and Concrete Product Manufacturing	Sunbury	OH		749	1,181	-	-	749	1,181	1,930	(186)	1994	06/02/2015
Restaurants -- Full Service	Commerce	GA	(f)	469	705	-	175	469	880	1,349	(141)	1996	06/03/2015
Restaurants -- Full Service	Flowery Branch	GA	(f)	439	725	-	-	439	725	1,164	(138)	1998	06/03/2015
Restaurants -- Full Service	Chandler	AZ		287	1,395	-	53	287	1,448	1,735	(309)	1985	06/08/2015
Restaurants -- Full Service	Tempe	AZ		688	654	-	37	688	691	1,379	(238)	1995	06/08/2015
Other Professional, Scientific, and Technical Services	Manitowoc	WI	(f)	309	472	-	-	309	472	781	(136)	1966	06/19/2015
Furniture Stores	Becker	MN	(f)	2,965	7,102	-	-	2,965	7,102	10,067	(1,941)	2000	06/24/2015
Movie Theaters	Porterville	CA		1,743	3,614	-	-	1,743	3,614	5,357	(658)	1998	06/25/2015
Movie Theaters	Riverbank	CA		3,963	8,072	210	3,118	4,173	11,190	15,363	(1,919)	2000	06/25/2015
Other Ambulatory Health Care Services	Albany	GA		497	-	534	3,364	1,031	3,364	4,395	(402)	2016	06/25/2015
Restaurants -- Full Service	Cincinnati	OH		286	2,683	-	-	286	2,683	2,969	(333)	1960	06/25/2015
Restaurants -- Full Service	Cincinnati	OH		407	127	-	-	407	127	534	(42)	1971	06/25/2015
Restaurants -- Full Service	Cincinnati	OH		1,014	5,982	-	-	1,014	5,982	6,996	(931)	1951	06/25/2015
Child Day Care Services	North Aurora	IL	(f)	760	2,443	-	-	760	2,443	3,203	(312)	2005	06/26/2015
Child Day Care Services	Plymouth	MN		1,737	1,925	365	1,501	2,102	3,426	5,528	(666)	1950	06/26/2015
Automotive Repair and Maintenance	Champaign	IL		338	886	-	-	338	886	1,224	(162)	2007	06/30/2015
Automotive Repair and Maintenance	Danville	IL		600	844	-	-	600	844	1,444	(207)	1970	06/30/2015
Automotive Repair and Maintenance	Homewood	IL		295	768	-	-	295	768	1,063	(146)	1973	06/30/2015
Automotive Repair and Maintenance	Macomb	IL		397	746	-	-	397	746	1,143	(144)	1992	06/30/2015
Automotive Repair and Maintenance	Normal	IL		694	470	-	-	694	470	1,164	(116)	1995	06/30/2015
Automotive Repair and Maintenance	Springfield	IL		234	458	-	-	234	458	692	(85)	1986	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Selmer	TN		1,122	5,613	-	-	1,122	5,613	6,735	(1,133)	1995	06/30/2015
Movie Theaters	Humble	TX		2,532	139	1,989	10,631	4,521	10,770	15,291	(1,502)	2016	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Beloit	WI		666	3,425	-	-	666	3,425	4,091	(638)	1926	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Waukesha	WI		2,577	8,710	-	-	2,577	8,710	11,287	(1,624)	1911	06/30/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Lombard	IL		2,040	5,923	-	-	2,040	5,923	7,963	(984)	1968	07/17/2015
Metal and Mineral Merchant Wholesalers	Louisville	KY		1,165	-	-	-	1,165	-	1,165	-	1962	07/17/2015
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Willoughby	OH		395	1,396	-	-	395	1,396	1,791	(236)	1979	07/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Hudson	WI		502	4,960	-	-	502	4,960	5,462	(792)	1981	07/17/2015
Movie Theaters	Lawrenceville	GA	(f)	6,077	153	408	8,675	6,485	8,828	15,313	(744)	2016	07/28/2015
Health Clubs	Summerville	SC		1,026	3,203	-	-	1,026	3,203	4,229	(557)	1993	07/29/2015
Outpatient Care Centers	Asheville	NC	(f)	286	975	-	-	286	975	1,261	(183)	2000	07/31/2015
Outpatient Care Centers	Clyde	NC	(f)	164	263	-	-	164	263	427	(73)	1978	07/31/2015
Restaurants -- Full Service	Jersey Village	TX		486	1,192	-	-	486	1,192	1,678	(204)	1982	08/11/2015
Restaurants -- Full Service	San Antonio	TX		1,564	1,872	-	-	1,564	1,872	3,436	(332)	2014	08/11/2015
Restaurants -- Limited Service	Mission	KS		500	-	-	-	500	-	500	-	2001	08/12/2015
Restaurants -- Limited Service	Blue Springs	MO		429	-	-	-	429	-	429	-	1993	08/12/2015
Restaurants -- Limited Service	Blue Springs	MO		367	-	-	-	367	-	367	-	2001	08/12/2015
Restaurants -- Limited Service	Independence	MO		388	-	-	-	388	-	388	-	1994	08/12/2015
Restaurants -- Limited Service	Independence	MO		316	-	-	-	316	-	316	-	1994	08/12/2015
Restaurants -- Limited Service	Independence	MO		388	-	-	-	388	-	388	-	2001	08/12/2015
Restaurants -- Limited Service	Kansas City	MO		286	-	-	-	286	-	286	-	1998	08/12/2015
Restaurants -- Limited Service	Kansas City	MO		306	-	-	-	306	-	306	-	1998	08/12/2015
Restaurants -- Limited Service	Lee's Summit	MO		337	-	-	-	337	-	337	-	2000	08/12/2015
Movie Theaters	Jacinto City	TX		1,034	6,178	-	-	1,034	6,178	7,212	(1,664)	1998	08/12/2015
Restaurants -- Full Service	Freeport	IL		561	2,214	-	-	561	2,214	2,775	(292)	1993	08/20/2015
Restaurants -- Full Service	Galesburg	IL		776	2,040	-	-	776	2,040	2,816	(306)	1993	08/20/2015
Restaurants -- Full Service	Jacksonville	IL		670	1,494	-	-	670	1,494	2,164	(240)	2007	08/20/2015
Health Clubs	Monroe	WA		1,643	2,552	-	-	1,643	2,552	4,195	(497)	2004	08/20/2015
Corporate Aircraft Repair and Maintenance Facilities	Grand Junction	CO		2,870	32,782	-	-	2,870	32,782	35,652	(2,445)	1988	08/21/2015
Bowling Centers	Richland	WA		1,180	2,185	-	-	1,180	2,185	3,365	(539)	1960	08/21/2015
Consumer Goods Rental	Harrison	AR		294	777	-	-	294	777	1,071	(94)	2008	08/26/2015
Consumer Goods Rental	Jonesboro	AR		232	941	-	-	232	941	1,173	(96)	2007	08/26/2015
Consumer Goods Rental	North Little Rock	AR		371	1,043	-	-	371	1,043	1,414	(150)	1999	08/26/2015
Restaurants -- Limited Service	Sierra Vista	AZ		384	1,035	-	-	384	1,035	1,419	(156)	2005	08/27/2015
Restaurants -- Limited Service	Tucson	AZ		522	508	-	250	522	758	1,280	(133)	1990	08/27/2015
Restaurants -- Limited Service	Tucson	AZ		361	639	-	-	361	639	1,000	(123)	1989	08/27/2015
Restaurants -- Limited Service	Tucson	AZ		514	347	-	-	514	347	861	(94)	1990	08/27/2015
Other Professional, Scientific, and Technical Services	Cortez	FL	(f)	256	879	-	-	256	879	1,135	(135)	1974	08/31/2015
Amusement and Theme Parks	Monticello	IN		19,925	-	108	-	20,033	-	20,033	(6)	1950	09/01/2015
Restaurants -- Full Service	Milan	MI	(f)	322	488	-	175	322	663	985	(178)	1978	09/01/2015
Elementary and Secondary Schools	Los Angeles	CA		9,745	5,021	228	2,276	9,973	7,297	17,270	(1,128)	1981	09/09/2015
Restaurants -- Limited Service	Athens	AL	(f)	401	631	-	-	401	631	1,032	(107)	1976	09/16/2015
Restaurants -- Limited Service	Dawsonville	GA	(f)	507	647	-	-	507	647	1,154	(124)	1997	09/16/2015
Restaurants -- Limited Service	East Ellijay	GA	(f)	588	476	-	-	588	476	1,064	(123)	2005	09/16/2015
Restaurants -- Limited Service	Jasper	GA	(f)	316	738	-	-	316	738	1,054	(140)	2006	09/16/2015
Restaurants -- Limited Service	Roswell	GA	(f)	268	475	-	-	268	475	743	(89)	1978	09/16/2015
Furniture Stores	Hobbs	NM		1,805	8,828	-	240	1,805	9,068	10,873	(990)	2009	09/16/2015
Restaurants -- Limited Service	Lawrenceburg	TN	(f)	283	388	-	-	283	388	671	(74)	1979	09/16/2015
Restaurants -- Limited Service	Springfield	TN	(f)	417	545	-	-	417	545	962	(97)	1976	09/16/2015
Lessors of Real Estate	Houston	TX	(f)	1,603	5,711	-	-	1,603	5,711	7,314	(667)	2015	09/16/2015
Furniture Stores	Lubbock	TX		1,512	7,836	-	342	1,512	8,178	9,690	(807)	2005	09/16/2015
Child Day Care Services	Charlotte	NC	(f)	609	1,526	-	-	609	1,526	2,135	(249)	2006	09/17/2015
Child Day Care Services	Matthews	NC	(f)	616	1,520	-	-	616	1,520	2,136	(199)	2003	09/17/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Tinley Park	IL	(f)	265	619	-	-	265	619	884	(111)	1971	09/18/2015
Other Professional, Scientific, and Technical Services	Des Moines	IA	(f)	188	231	-	-	188	231	419	(56)	1983	09/24/2015
Other Motor Vehicle Dealers	Greensboro	NC		1,894	6,998	9	515	1,903	7,513	9,416	(786)	2005	09/25/2015
Car Dealers	Midwest City	OK		194	361	-	-	194	361	555	(56)	1965	09/25/2015
Car Dealers	Moore	OK		1,290	1,853	-	-	1,290	1,853	3,143	(316)	1990	09/25/2015
Car Dealers	Oklahoma City	OK		1,969	4,746	-	-	1,969	4,746	6,715	(745)	1978	09/25/2015
Outpatient Care Centers	Wickenburg	AZ		1,264	5,647	-	-	1,264	5,647	6,911	(785)	1994	09/30/2015
Outpatient Care Centers	Wickenburg	AZ		295	1,274	46	-	341	1,274	1,615	(227)	1986	09/30/2015
Plastics Product Manufacturing	Tampa	FL		797	7,539	-	-	797	7,539	8,336	(1,121)	1989	09/30/2015
Outpatient Care Centers	Augusta	GA		3,513	1,986	-	-	3,513	1,986	5,499	(423)	1987	09/30/2015
Plastics Product Manufacturing	Thomasville	GA		1,449	3,065	-	-	1,449	3,065	4,514	(571)	1973	09/30/2015
Plastics Product Manufacturing	Milan	TN		123	1,578	-	-	123	1,578	1,701	(235)	1977	09/30/2015
Restaurants -- Full Service	Arden Hills	MN	(f)	723	68	365	2,938	1,088	3,006	4,094	(290)	2017	10/09/2015
Automotive Repair and Maintenance	Garfield Heights	OH		110	433	-	-	110	433	543	(80)	1989	10/09/2015
Movie Theaters	Orlando	FL		4,576	8,451	-	-	4,576	8,451	13,027	(1,910)	1999	10/16/2015
Movie Theaters	Houston	TX	(f)	1,998	873	2,231	6,538	4,229	7,411	11,640	(942)	2016	10/21/2015
Health Clubs	Sacramento	CA	(f)	1,682	4,842	-	-	1,682	4,842	6,524	(805)	2004	10/23/2015
Other Professional, Scientific, and Technical Services	Englewood	CO	(f)	1,992	4,741	-	-	1,992	4,741	6,733	(682)	1987	10/23/2015
Child Day Care Services	Golden Valley	MN		1,012	696	15	244	1,027	940	1,967	(217)	1959	10/27/2015
Movie Theaters	Houston	TX		2,034	371	695	7,426	2,729	7,797	10,526	(663)	2017	10/28/2015
Restaurants -- Full Service	Wheaton	IL		1,976	1,342	-	-	1,976	1,342	3,318	(401)	1994	10/30/2015
Consumer Goods Rental	Tacoma	WA	(f)	271	1,519	-	-	271	1,519	1,790	(227)	1948	11/03/2015
Automotive Repair and Maintenance	Flint	MI	(f)	127	204	4	36	131	240	371	(67)	1996	11/10/2015
Automotive Repair and Maintenance	Flint	MI	(f)	206	225	5	41	211	266	477	(66)	2003	11/10/2015
Automotive Repair and Maintenance	Houghton Lake	MI	(f)	73	78	5	30	78	108	186	(30)	1990	11/10/2015
Automotive Repair and Maintenance	Owosso	MI	(f)	58	242	5	35	63	277	340	(64)	1983	11/10/2015
Restaurants -- Full Service	Midwest City	OK		1,121	385	-	-	1,121	385	1,506	(127)	1998	11/12/2015
Other Professional, Scientific, and Technical Services	Austell	GA	(f)	177	340	-	-	177	340	517	(84)	1994	11/19/2015
Other Professional, Scientific, and Technical Services	Villa Rica	GA	(f)	138	351	-	-	138	351	489	(90)	2002	11/19/2015
Health Clubs	Peoria	AZ	(f)	1,866	5,400	-	-	1,866	5,400	7,266	(679)	2009	11/20/2015
Advertising, Public Relations, and Related Services	New Century	KS		1,058	6,931	-	-	1,058	6,931	7,989	(1,231)	1988	11/23/2015
Other Professional, Scientific, and Technical Services	St. Louis	MO	(f)	263	643	-	-	263	643	906	(143)	1989	11/24/2015
Restaurants -- Limited Service	Creston	IA	(f)	179	690	60	244	239	934	1,173	(198)	1982	11/25/2015
Restaurants -- Limited Service	Des Moines	IA	(f)	272	789	174	274	446	1,063	1,509	(186)	1982	11/25/2015
Restaurants -- Limited Service	Oskaloosa	IA	(f)	194	640	2	239	196	879	1,075	(170)	1980	11/25/2015
Restaurants -- Limited Service	Ottumwa	IA	(f)	136	726	49	142	185	868	1,053	(189)	1960	11/25/2015
Other Electrical Equipment and Component Manufacturing	Niagara Falls	NY		715	2,571	-	-	715	2,571	3,286	(651)	1965	12/03/2015
Farm and Ranch Supply Stores	Alamosa	CO		1,024	3,781	-	-	1,024	3,781	4,805	(646)	2002	12/04/2015
Farm and Ranch Supply Stores	Colorado Springs	CO		2,280	2,766	-	-	2,280	2,766	5,046	(488)	2012	12/04/2015
Farm and Ranch Supply Stores	Elizabeth	CO		1,810	3,796	-	-	1,810	3,796	5,606	(588)	2004	12/04/2015
Farm and Ranch Supply Stores	La Junta	CO		985	1,808	-	-	985	1,808	2,793	(287)	1974	12/04/2015
Farm and Ranch Supply Stores	La Veta	CO		324	217	-	-	324	217	541	(50)	1985	12/04/2015
Farm and Ranch Supply Stores	Lamar	CO		1,364	749	-	-	1,364	749	2,113	(223)	1982	12/04/2015
Farm and Ranch Supply Stores	Limon	CO		508	263	-	-	508	263	771	(77)	1982	12/04/2015
Farm and Ranch Supply Stores	Pueblo	CO		1,168	4,439	-	-	1,168	4,439	5,607	(558)	1968	12/04/2015
Child Day Care Services	Madison	CT		487	-	-	-	487	-	487	-	1965	12/04/2015
Child Day Care Services	Wallingford	CT		526	-	-	-	526	-	526	-	2002	12/04/2015
Child Day Care Services	O'Fallon	MO	(f)	898	2,974	-	-	898	2,974	3,872	(341)	2007	12/10/2015
Other Textile Product Mills	Pauls Valley	OK		1,069	2,666	-	-	1,069	2,666	3,735	(630)	1974	12/10/2015
Other Textile Product Mills	Wichita Falls	TX		1,368	2,075	-	-	1,368	2,075	3,443	(709)	1969	12/10/2015

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Medical and Diagnostic Laboratories	Miami	FL	(f)	511	2,498	-	-	511	2,498	3,009	(289)	2008	12/14/2015
Other Miscellaneous Manufacturing	Burnham	ME		728	5,769	-	-	728	5,769	6,497	(918)	1950	12/15/2015
Other Miscellaneous Manufacturing	Guilford	ME		79	621	-	-	79	621	700	(95)	1991	12/15/2015
Other Miscellaneous Manufacturing	Florence	WI		313	987	-	-	313	987	1,300	(151)	1988	12/15/2015
Other Fabricated Metal Product Manufacturing	Grand Junction	CO		1,817	5,634	234	201	2,051	5,835	7,886	(918)	1970	12/16/2015
Home Furnishings Stores	Bloomington	IL		404	1,178	-	-	404	1,178	1,582	(182)	1986	12/16/2015
Home Furnishings Stores	Bloomington	IL		438	1,314	-	-	438	1,314	1,752	(201)	1998	12/16/2015
Home Furnishings Stores	Bloomington	IL		204	377	-	-	204	377	581	(59)	1970	12/16/2015
Home Furnishings Stores	Bourbonnais	IL		476	625	-	-	476	625	1,101	(127)	1995	12/16/2015
Home Furnishings Stores	Champaign	IL		496	1,267	-	-	496	1,267	1,763	(202)	2000	12/16/2015
Home Furnishings Stores	Lincoln	IL		322	1,190	-	-	322	1,190	1,512	(284)	1996	12/16/2015
Home Furnishings Stores	Peoria	IL		607	745	-	-	607	745	1,352	(185)	1999	12/16/2015
Home Furnishings Stores	Springfield	IL		1,015	1,128	-	-	1,015	1,128	2,143	(236)	2013	12/16/2015
Automotive Repair and Maintenance	Crystal	MN		226	799	4	228	230	1,027	1,257	(136)	1969	12/16/2015
Wholesale Automobile Auction	Crestwood	IL	(f)	10,376	2,486	8	1,303	10,384	3,789	14,173	(1,559)	1994	12/17/2015
Amusement and Theme Parks	Mansfield	TX		-	-	-	420	-	420	420	(134)	2009	12/18/2015
Amusement and Theme Parks	Roanoke	TX		-	-	-	354	-	354	354	(134)	2011	12/18/2015
Amusement and Theme Parks	Waco	TX		-	-	-	468	-	468	468	(134)	2012	12/18/2015
Restaurants -- Full Service	St. Cloud	MN	(f)	839	3,171	-	99	839	3,270	4,109	(512)	1999	12/21/2015
Offices of Physicians	Crest Hill	IL		918	6,499	-	-	918	6,499	7,417	(620)	2009	12/23/2015
Offices of Physicians	Naperville	IL		1,501	2,489	-	-	1,501	2,489	3,990	(347)	2005	12/23/2015
Other Ambulatory Health Care Services	Flint	MI		345	-	750	3,537	1,095	3,537	4,632	(410)	2016	12/23/2015
Home Furnishings Stores	Kennesaw	GA	(f)	5,000	9,026	-	-	5,000	9,026	14,026	(1,458)	1997	12/29/2015
Home Furnishings Stores	Norcross	GA		4,465	7,385	-	-	4,465	7,385	11,850	(1,831)	1997	12/29/2015
Consumer Goods Rental	Trenton	IL		1,401	5,894	-	-	1,401	5,894	7,295	(1,000)	1989	12/29/2015
Consumer Goods Rental	Anderson	IN		285	933	-	-	285	933	1,218	(225)	1988	12/29/2015
Consumer Goods Rental	Salina	KS		335	762	-	-	335	762	1,097	(169)	1972	12/29/2015
Consumer Goods Rental	Seguin	TX		466	641	-	-	466	641	1,107	(118)	1985	12/29/2015
Restaurants -- Full Service	Muncie	IN		261	-	-	-	261	-	261	-	1972	12/30/2015
Restaurants -- Limited Service	Spartanburg	SC	(f)	129	393	-	-	129	393	522	(87)	2015	12/30/2015
Other Personal Services	Madison	WI	(f)	254	770	-	-	254	770	1,024	(94)	2005	01/04/2016
Other Professional, Scientific, and Technical Services	Gainesville	GA	(f)	211	541	-	-	211	541	752	(122)	1999	01/08/2016
Other Professional, Scientific, and Technical Services	Oakwood	GA	(f)	217	455	-	-	217	455	672	(78)	2001	01/08/2016
Other Professional, Scientific, and Technical Services	Suwanee	GA	(f)	337	716	-	-	337	716	1,053	(163)	1990	01/08/2016
Offices of Dentists	Westmont	IL		429	906	-	33	429	939	1,368	(202)	1989	01/12/2016
Other Professional, Scientific, and Technical Services	Anchorage	AK	(f)	828	702	-	-	828	702	1,530	(159)	2005	01/29/2016
Restaurants -- Full Service	Milton	GA		487	1,021	-	-	487	1,021	1,508	(112)	1950	01/29/2016
Health Clubs	Louisville	KY		407	654	4	1,378	411	2,032	2,443	(174)	2003	02/01/2016
Movie Theaters	Bristol	TN		3,322	6,883	-	-	3,322	6,883	10,205	(969)	2015	02/02/2016
Management, Scientific, and Technical Consulting Services	Hebron	KY		955	776	-	-	955	776	1,731	(265)	1998	02/09/2016
Management, Scientific, and Technical Consulting Services	Wayland	MI		1,009	843	-	-	1,009	843	1,852	(258)	2005	02/09/2016
Management, Scientific, and Technical Consulting Services	Ypsilanti	MI		1,686	2,016	-	-	1,686	2,016	3,702	(502)	1999	02/09/2016
Management, Scientific, and Technical Consulting Services	Columbus	OH		962	769	-	-	962	769	1,731	(263)	1995	02/09/2016
Other Personal Services	Lenexa	KS		459	1,163	-	-	459	1,163	1,622	(185)	1999	02/11/2016
Other Personal Services	Kansas City	MO		941	861	-	-	941	861	1,802	(177)	2004	02/11/2016
Other Personal Services	Lee's Summit	MO		513	947	-	-	513	947	1,460	(171)	2001	02/11/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Charlotte	NC		1,516	-	327	941	1,843	941	2,784	(173)	2016	02/12/2016
Child Day Care Services	Minnetonka	MN		521	1,064	-	634	521	1,698	2,219	(236)	1977	02/18/2016
Medical and Diagnostic Laboratories	Jupiter	FL	(f)	281	472	-	-	281	472	753	(137)	1990	02/19/2016
Child Day Care Services	Justin	TX		159	956	6	214	165	1,170	1,335	(167)	1999	02/19/2016
Automotive Repair and Maintenance	Aurora	IL		1,603	1,135	-	-	1,603	1,135	2,738	-	2006	02/24/2016
Automotive Repair and Maintenance	Elmwood Park	IL		1,042	1,216	-	-	1,042	1,216	2,258	-	1951	02/24/2016
Automotive Repair and Maintenance	Naperville	IL		1,004	1,566	-	-	1,004	1,566	2,570	-	2015	02/24/2016
Automotive Repair and Maintenance	Plainfield	IL		698	1,865	-	-	698	1,865	2,563	-	2013	02/24/2016
Automotive Repair and Maintenance	Wyoming	MI		282	1,253	-	-	282	1,253	1,535	-	2006	02/24/2016
Restaurants -- Full Service	Balcones Heights	TX		194	1,064	-	-	194	1,064	1,258	(217)	1950	02/24/2016
Restaurants -- Full Service	Converse	TX		230	390	-	-	230	390	620	(89)	1999	02/24/2016
Restaurants -- Full Service	San Antonio	TX		1,189	1,260	-	-	1,189	1,260	2,449	(286)	1945	02/24/2016
Restaurants -- Full Service	San Antonio	TX		117	569	-	-	117	569	686	(94)	1997	02/24/2016
Restaurants -- Full Service	San Antonio	TX		274	821	-	-	274	821	1,095	(144)	1990	02/24/2016
Child Day Care Services	Augusta	GA		255	542	-	146	255	688	943	(117)	1982	02/26/2016
Child Day Care Services	Augusta	GA		401	538	-	100	401	638	1,039	(101)	2006	02/26/2016
Farm and Ranch Supply Stores	Mankato	MN		7,639	11,328	-	-	7,639	11,328	18,967	(2,264)	2015	02/26/2016
Farm and Ranch Supply Stores	Fargo	ND		7,219	16,872	-	-	7,219	16,872	24,091	(3,065)	1995	02/26/2016
Farm and Ranch Supply Stores	Hudson	WI	61,531	7,105	9,891	-	-	7,105	9,891	16,996	(1,967)	1992	02/26/2016
Farm and Ranch Supply Stores	Green Bay	WI		7,367	17,793	-	-	7,367	17,793	25,160	(2,664)	1966	06/16/2016
Farm and Ranch Supply Stores	Marshfield	WI		3,018	11,874	-	-	3,018	11,874	14,892	(1,690)	1980	06/16/2016
Child Day Care Services	Boiling Springs	SC		140	533	-	-	140	533	673	(74)	1971	02/26/2016
Furniture Stores	Midland	TX		1,846	7,267	-	373	1,846	7,640	9,486	(900)	2007	02/26/2016
Automotive Repair and Maintenance	McAllen	TX		1,620	2,245	-	-	1,620	2,245	3,865	(415)	2015	03/02/2016
Offices of Dentists	Palos Heights	IL		222	294	-	31	222	325	547	(72)	1974	03/04/2016
Commercial and Industrial Machinery and Equipment Repair and Maintenance	Cannon Falls	MN		1,788	3,291	-	-	1,788	3,291	5,079	(825)	1987	03/11/2016
Commercial and Industrial Machinery and Equipment Repair and Maintenance	Hastings	MN		799	703	-	-	799	703	1,502	(208)	1997	03/11/2016
Medical and Diagnostic Laboratories	Alpharetta	GA		2,852	5,676	-	-	2,852	5,676	8,528	(635)	1999	03/17/2016
Restaurants -- Limited Service	Oklahoma City	OK		719	35	277	687	996	722	1,718	(120)	2017	03/22/2016
Restaurants -- Full Service	Edmond	OK	(f)	231	598	-	-	231	598	829	(87)	1971	03/23/2016
Farm and Ranch Supply Stores	Burley	ID		1,287	2,705	-	-	1,287	2,705	3,992	(484)	1967	03/29/2016
Restaurants -- Limited Service	Tulsa	OK		679	826	-	-	679	826	1,505	(165)	2013	03/29/2016
Farm and Ranch Supply Stores	Cedar City	UT		3,348	2,884	-	-	3,348	2,884	6,232	(735)	2002	03/29/2016
Farm and Ranch Supply Stores	St George	UT		3,223	3,189	-	-	3,223	3,189	6,412	(659)	2012	03/29/2016
Farm and Ranch Supply Stores	Tooele	UT		3,308	3,535	-	-	3,308	3,535	6,843	(676)	2002	03/29/2016
Farm and Ranch Supply Stores	West Jordan	UT		2,587	3,435	-	-	2,587	3,435	6,022	(561)	2008	03/29/2016
Aerospace Product and Parts Manufacturing	Athens	GA		1,289	5,935	-	-	1,289	5,935	7,224	(900)	1995	03/30/2016
Other Personal Services	Olathe	KS	(f)	1,294	1,034	-	-	1,294	1,034	2,328	(292)	1996	03/30/2016
Aerospace Product and Parts Manufacturing	Tulsa	OK		1,985	3,133	418	2,935	2,403	6,068	8,471	(807)	1965	03/30/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Osgood	IN		470	1,011	-	-	470	1,011	1,481	(170)	2002	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Versailles	IN		795	3,106	-	-	795	3,106	3,901	(431)	1965	03/31/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Jamestown	ND	(f)	2,112	6,577	-	-	2,112	6,577	8,689	(1,044)	2013	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Euclid	OH		371	1,486	-	-	371	1,486	1,857	(223)	1930	03/31/2016
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Martin	TN		336	2,079	-	-	336	2,079	2,415	(324)	1972	03/31/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Merrill	WI		738	2,164	-	-	738	2,164	2,902	(341)	1970	03/31/2016
Outpatient Care Centers	Spartanburg	SC		338	719	-	-	338	719	1,057	(129)	2007	04/14/2016
Restaurants -- Limited Service	Frisco	TX		641	79	190	684	831	763	1,594	(105)	2017	04/14/2016
Child Day Care Services	Eden Prairie	MN	(f)	791	1,608	-	-	791	1,608	2,399	(182)	2012	04/15/2016
Child Day Care Services	St Paul	MN	(f)	560	452	437	1,724	997	2,176	3,173	(251)	2016	04/15/2016
Restaurants -- Limited Service	Florence	SC		373	409	-	-	373	409	782	(78)	1996	04/15/2016
Restaurants -- Limited Service	Florence	SC		251	352	-	-	251	352	603	(63)	1991	04/15/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Charlotte	NC		532	996	-	-	532	996	1,528	(133)	1988	04/19/2016
Machinery, Equipment, and Supplies Merchant Wholesalers	Tulsa	OK		214	861	-	-	214	861	1,075	(118)	1970	04/19/2016
Restaurants -- Limited Service	Alvin	TX		363	398	-	-	363	398	761	(75)	1982	04/26/2016
Restaurants -- Limited Service	Bay City	TX		339	493	-	145	339	638	977	(82)	1975	04/26/2016
Restaurants -- Limited Service	Baytown	TX		255	311	-	136	255	447	702	(61)	1982	04/26/2016
Restaurants -- Limited Service	Dickinson	TX		346	359	-	145	346	504	850	(78)	1977	04/26/2016
Restaurants -- Limited Service	El Campo	TX		529	666	-	145	529	811	1,340	(120)	1972	04/26/2016
Restaurants -- Limited Service	Freeport	TX		210	216	-	-	210	216	426	(43)	1984	04/26/2016
Restaurants -- Limited Service	Houston	TX		355	425	-	145	355	570	925	(82)	1982	04/26/2016
Restaurants -- Limited Service	Houston	TX		221	309	-	134	221	443	664	(55)	1985	04/26/2016
Restaurants -- Limited Service	Houston	TX		280	345	-	134	280	479	759	(66)	1980	04/26/2016
Restaurants -- Limited Service	Houston	TX		247	317	-	-	247	317	564	(53)	1985	04/26/2016
Restaurants -- Limited Service	Houston	TX		274	327	-	134	274	461	735	(64)	1984	04/26/2016
Restaurants -- Limited Service	Houston	TX		226	247	-	145	226	392	618	(54)	1975	04/26/2016
Restaurants -- Limited Service	Houston	TX		349	448	-	145	349	593	942	(82)	1978	04/26/2016
Restaurants -- Limited Service	Houston	TX		341	432	-	145	341	577	918	(80)	1979	04/26/2016
Restaurants -- Limited Service	Houston	TX		223	263	-	-	223	263	486	(47)	1982	04/26/2016
Restaurants -- Limited Service	Huntsville	TX		545	593	-	-	545	593	1,138	(112)	1979	04/26/2016
Restaurants -- Limited Service	Jasper	TX		240	336	-	-	240	336	576	(52)	1982	04/26/2016
Restaurants -- Limited Service	Katy	TX		247	306	-	-	247	306	553	(52)	1984	04/26/2016
Restaurants -- Limited Service	La Marque	TX		288	331	-	-	288	331	619	(60)	1995	04/26/2016
Restaurants -- Limited Service	Livingston	TX		222	295	-	-	222	295	517	(48)	1986	04/26/2016
Restaurants -- Limited Service	Port Arthur	TX		350	344	-	145	350	489	839	(78)	1986	04/26/2016
Restaurants -- Limited Service	South Houston	TX		257	326	-	123	257	449	706	(61)	1982	04/26/2016
Restaurants -- Limited Service	West Columbia	TX		316	349	-	145	316	494	810	(72)	1982	04/26/2016
Restaurants -- Limited Service	Wharton	TX		306	317	-	145	306	462	768	(69)	1972	04/26/2016
Child Day Care Services	Montgomery	IL		772	1,695	-	-	772	1,695	2,467	(256)	2009	04/29/2016
Child Day Care Services	Morton	IL		604	948	-	-	604	948	1,552	(163)	2012	04/29/2016
Child Day Care Services	Pekin	IL		485	808	-	-	485	808	1,293	(136)	1992	04/29/2016
Child Day Care Services	Peoria	IL		767	943	-	-	767	943	1,710	(158)	1996	04/29/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Child Day Care Services	Peoria	IL		626	1,751	-	-	626	1,751	2,377	(254)	1985	04/29/2016
Child Day Care Services	Peoria	IL		402	762	-	-	402	762	1,164	(120)	1970	04/29/2016
Child Day Care Services	Peoria Heights	IL		217	1,175	-	-	217	1,175	1,392	(158)	1965	04/29/2016
Child Day Care Services	Romeoville	IL		802	1,516	-	-	802	1,516	2,318	(234)	2003	04/29/2016
Child Day Care Services	Becker	MN		191	690	65	99	256	789	1,045	(171)	1994	04/29/2016
Health Clubs	Lake in the Hills	IL		381	-	5	2,401	386	2,401	2,787	(166)	2017	05/04/2016
Restaurants -- Limited Service	Clarksdale	MS		171	459	2	51	173	510	683	(80)	1988	05/06/2016
Restaurants -- Limited Service	Cleveland	MS		91	396	2	54	93	450	543	(76)	1999	05/06/2016
Restaurants -- Limited Service	Greenwood	MS		195	323	3	48	198	371	569	(87)	1984	05/06/2016
Restaurants -- Full Service	Rochester	NY		429	4,630	-	-	429	4,630	5,059	(586)	1905	05/06/2016
Restaurants -- Full Service	Syracuse	NY		776	4,965	-	-	776	4,965	5,741	(623)	1892	05/06/2016
Other Professional, Scientific, and Technical Services	Vancouver	WA	(f)	534	1,490	-	-	534	1,490	2,024	(207)	2000	05/06/2016
Child Day Care Services	Burleson	TX		309	1,069	-	-	309	1,069	1,378	(184)	2006	05/11/2016
Child Day Care Services	Burleson	TX		425	1,905	-	-	425	1,905	2,330	(249)	1993	05/11/2016
Child Day Care Services	Burleson	TX		435	1,494	-	-	435	1,494	1,929	(257)	2009	05/11/2016
Other Professional, Scientific, and Technical Services	Merced	CA	(f)	583	1,656	-	-	583	1,656	2,239	(252)	1986	05/12/2016
Amusement and Theme Parks	Grand Island	NY		8,009	-	-	-	8,009	-	8,009	(1,089)	1961	05/13/2016
Restaurants -- Limited Service	Akron	OH		1,288	414	-	-	1,288	414	1,702	(185)	1950	05/17/2016
Restaurants -- Limited Service	Akron	OH		453	1,975	-	-	453	1,975	2,428	(164)	1960	05/17/2016
Restaurants -- Limited Service	Akron	OH		1,194	647	-	-	1,194	647	1,841	(196)	1994	05/17/2016
Restaurants -- Limited Service	Akron	OH		241	1,541	-	-	241	1,541	1,782	(346)	2005	05/17/2016
Restaurants -- Limited Service	Massillon	OH		511	733	-	-	511	733	1,244	(162)	1996	05/17/2016
Restaurants -- Limited Service	North Canton	OH		584	799	-	-	584	799	1,383	(178)	2003	05/17/2016
Restaurants -- Limited Service	Seven Hills	OH		780	374	-	-	780	374	1,154	(102)	2001	05/17/2016
Restaurants -- Limited Service	Stow	OH		718	725	-	-	718	725	1,443	(144)	1987	05/17/2016
Automotive Repair and Maintenance	Peru	IL		251	360	-	-	251	360	611	(64)	1996	05/26/2016
Automotive Repair and Maintenance	Princeton	IL		89	482	-	-	89	482	571	(96)	1993	05/26/2016
Plastics Product Manufacturing	Greenville	SC		958	3,146	-	-	958	3,146	4,104	(492)	1965	05/27/2016
Plastics Product Manufacturing	Travelers Rest	SC		919	5,883	-	-	919	5,883	6,802	(1,182)	1981	05/27/2016
Child Day Care Services	Andover	MA		1,500	5,423	-	-	1,500	5,423	6,923	(785)	1930	05/31/2016
Child Day Care Services	Beverly	MA		1,520	5,003	-	-	1,520	5,003	6,523	(718)	2009	05/31/2016
Child Day Care Services	Hopkinton	MA		2,438	7,089	-	-	2,438	7,089	9,527	(1,194)	2004	05/31/2016
Child Day Care Services	Marlborough	MA		1,038	3,683	-	-	1,038	3,683	4,721	(536)	1996	05/31/2016
Lumber and Other Construction Materials Merchant Wholesalers	Naples	FL		2,154	3,343	-	-	2,154	3,343	5,497	(560)	2002	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Fort Myers	FL		5,501	15,647	-	-	5,501	15,647	21,148	(2,544)	1983	06/01/2016
Lumber and Other Construction Materials Merchant Wholesalers	North Port	FL		1,249	3,247	-	-	1,249	3,247	4,496	(547)	2000	06/01/2016
Other Personal Services	Pompano Beach	FL	(f)	788	969	2,346	2,105	3,134	3,074	6,208	(483)	1968	06/01/2016
Elementary and Secondary Schools	Sunnyvale	CA		10,265	3,811	42	4,459	10,307	8,270	18,577	(1,472)	1956	06/02/2016
Restaurants -- Limited Service	Abingdon	VA	(f)	321	96	106	585	427	681	1,108	(86)	1977	06/02/2016
Restaurants -- Limited Service	Spring Hill	TN		455	91	441	450	896	541	1,437	(150)	2016	06/03/2016
Child Day Care Services	Sudbury	MA		2,291	6,093	-	-	2,291	6,093	8,384	(944)	1911	06/07/2016
Child Day Care Services	Walpole	MA		2,430	7,847	-	-	2,430	7,847	10,277	(931)	2008	06/07/2016
Child Day Care Services	Westford	MA		1,179	6,153	-	-	1,179	6,153	7,332	(865)	1996	06/07/2016
Furniture Stores	San Antonio	TX	(f)	1,190	3,501	-	-	1,190	3,501	4,691	(340)	1993	06/16/2016
Automotive Repair and Maintenance	Maplewood	MN		254	224	35	37	289	261	550	(67)	1962	06/17/2016
Automotive Repair and Maintenance	Minneapolis	MN		282	821	17	72	299	893	1,192	(173)	1954	06/17/2016
Child Day Care Services	Douglasville	GA		638	1,563	-	-	638	1,563	2,201	(196)	2008	06/27/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Nashville	TN	(f)	1,974	-	145	2,038	2,119	2,038	4,157	(126)	2017	06/30/2016
Other Professional, Scientific, and Technical Services	Glendale	WI	(f)	313	710	-	-	313	710	1,023	(134)	1974	06/30/2016
Child Day Care Services	Novi	MI		959	90	1,204	2,711	2,163	2,801	4,964	(413)	2017	07/01/2016
Health Clubs	Katy	TX		1,065	468	1,382	5,151	2,447	5,619	8,066	(563)	2017	07/11/2016
Restaurants -- Full Service	Sioux City	IA		369	2,169	-	-	369	2,169	2,538	(279)	1994	07/15/2016
Foundation, Structure, and Building Exterior Contractors	Bangor	ME	(f)	273	614	82	163	355	777	1,132	(169)	1979	07/15/2016
Restaurants -- Full Service	Rapid City	SD		887	1,652	-	-	887	1,652	2,539	(251)	1996	07/15/2016
Restaurants -- Full Service	Sioux Falls	SD		518	2,550	-	-	518	2,550	3,068	(340)	2001	07/15/2016
Restaurants -- Full Service	Spearfish	SD		790	1,447	-	-	790	1,447	2,237	(220)	2000	07/15/2016
Restaurants -- Full Service	Watertown	SD		700	2,327	-	-	700	2,327	3,027	(327)	2005	07/15/2016
Bowling Centers	Seattle	WA		1,726	1,082	144	796	1,870	1,878	3,748	(215)	1957	07/26/2016
Other Personal Services	Ann Arbor	MI	(f)	719	899	-	-	719	899	1,618	(189)	1986	07/27/2016
Outpatient Care Centers	Newton	AL		102	349	-	-	102	349	451	(45)	1980	07/28/2016
Outpatient Care Centers	Oxford	AL		132	1,140	-	-	132	1,140	1,272	(100)	1950	07/28/2016
Outpatient Care Centers	Waco	TX		68	223	-	-	68	223	291	(40)	1976	07/28/2016
Child Day Care Services	Windsor	CT		359	-	-	-	359	-	359	-	1989	07/29/2016
Health Clubs	Florence	KY		286	-	293	2,124	579	2,124	2,703	(188)	2017	07/29/2016
Other Personal Services	Phoenix	AZ		573	1,121	-	-	573	1,121	1,694	(120)	2008	08/02/2016
Other Personal Services	Jacksonville	FL		415	3,236	78	322	493	3,558	4,051	(983)	2004	08/02/2016
Other Personal Services	Newberry	FL		999	1,372	-	477	999	1,849	2,848	(234)	2008	08/02/2016
Other Personal Services	Ormond Beach	FL		404	1,274	-	-	404	1,274	1,678	(159)	2006	08/02/2016
Other Personal Services	Riviera Beach	FL		934	2,037	-	-	934	2,037	2,971	(282)	1987	08/02/2016
Other Personal Services	Sanford	FL		1,165	667	-	-	1,165	667	1,832	(124)	2007	08/02/2016
Other Personal Services	Kenner	LA		650	1,603	-	-	650	1,603	2,253	(223)	1968	08/02/2016
Other Personal Services	Huntersville	NC		1,070	732	-	557	1,070	1,289	2,359	(204)	2001	08/02/2016
Other Personal Services	Matthews	NC		440	1,162	-	382	440	1,544	1,984	(157)	1992	08/02/2016
Other Personal Services	Houston	TX		1,412	3,100	-	-	1,412	3,100	4,512	(376)	2008	08/02/2016
Other Personal Services	Humble	TX		936	1,746	-	-	936	1,746	2,682	(252)	2009	08/02/2016
Other Personal Services	Irving	TX		383	2,349	-	-	383	2,349	2,732	(233)	2005	08/02/2016
Other Personal Services	Albuquerque	NM	(f)	764	1,010	-	-	764	1,010	1,774	(149)	1996	08/09/2016
Other Personal Services	Los Ranchos de Albuquerque	NM	(f)	1,107	768	-	-	1,107	768	1,875	(157)	1955	08/09/2016
Health Clubs	Little Rock	AR		1,867	1,330	-	83	1,867	1,413	3,280	(179)	2008	08/12/2016
Health Clubs	Chattanooga	TN		943	772	-	81	943	853	1,796	(39)	2007	08/12/2016
Other Professional, Scientific, and Technical Services	Columbus	GA	(f)	192	431	-	-	192	431	623	(83)	1975	08/19/2016
Restaurants -- Full Service	Gastonia	NC	(f)	1,408	-	352	1,282	1,760	1,282	3,042	(165)	2017	08/22/2016
Automotive Repair and Maintenance	Channahon	IL		446	630	-	-	446	630	1,076	-	2018	08/25/2016
Car Dealers	Orlando	FL		4,389	4,933	144	473	4,533	5,406	9,939	(881)	1990	08/26/2016
Other Professional, Scientific, and Technical Services	Horn Lake	MS		200	673	-	-	200	673	873	(83)	1997	08/26/2016
Foundation, Structure, and Building Exterior Contractors	Rotterdam	NY	(f)	244	417	-	32	244	449	693	(84)	2002	08/26/2016
Restaurants -- Limited Service	Benton	KY		341	574	-	-	341	574	915	(88)	2014	08/30/2016
Restaurants -- Limited Service	Jackson	OH		521	394	-	-	521	394	915	(57)	1994	08/30/2016
Restaurants -- Limited Service	Nelsonville	OH		382	563	-	-	382	563	945	(98)	1994	08/30/2016
Restaurants -- Limited Service	Portsmouth	OH		377	607	-	-	377	607	984	(89)	1998	08/30/2016
Restaurants -- Limited Service	Barboursville	WV		389	654	-	-	389	654	1,043	(97)	1994	08/30/2016
Restaurants -- Limited Service	Parkersburg	WV		366	698	-	-	366	698	1,064	(101)	2007	08/30/2016
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Dripping Springs	TX		3,346	4,063	-	-	3,346	4,063	7,409	(927)	1981	09/02/2016
Lumber and Other Construction Materials Merchant Wholesalers	Big Lake	MN		752	492	-	-	752	492	1,244	(150)	1999	09/14/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Hastings	MN		798	1,038	-	-	798	1,038	1,836	(241)	1986	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Kasson	MN		367	1,249	-	-	367	1,249	1,616	(256)	1981	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Red Wing	MN		568	526	-	-	568	526	1,094	(149)	2002	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Stillwater	MN		207	45	-	-	207	45	252	(17)	1959	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Amery	WI		230	342	-	-	230	342	572	(73)	1998	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Chippewa Falls	WI		331	1,322	-	-	331	1,322	1,653	(189)	2006	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Hayward	WI		589	594	-	-	589	594	1,183	(138)	1970	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Milltown	WI		372	300	-	-	372	300	672	(85)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Rice Lake	WI		419	463	-	-	419	463	882	(101)	1982	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	River Falls	WI		817	1,146	-	-	817	1,146	1,963	(290)	1978	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Siren	WI		384	568	-	-	384	568	952	(133)	2001	09/14/2016
Lumber and Other Construction Materials Merchant Wholesalers	Spooner	WI		177	485	-	-	177	485	662	(91)	1970	09/14/2016
Restaurants -- Full Service	McDonough	GA	(f)	1,814	235	761	1,731	2,575	1,966	4,541	(257)	2017	09/16/2016
Restaurants -- Limited Service	Carlisle	PA	(f)	668	-	440	530	1,108	530	1,638	(117)	2017	09/20/2016
Restaurants -- Full Service	Troy	NY		1,695	4,540	-	-	1,695	4,540	6,235	(468)	1989	09/26/2016
Other Professional, Scientific, and Technical Services	Carmel	IN		400	1,082	-	-	400	1,082	1,482	(136)	1975	09/27/2016
Medical Equipment and Supplies Manufacturing	Warsaw	IN		1,603	2,186	-	-	1,603	2,186	3,789	(446)	1954	09/28/2016
Restaurants -- Full Service	Minneapolis	MN		2,614	3,424	-	-	2,614	3,424	6,038	(286)	1956	09/28/2016
Medical Equipment and Supplies Manufacturing	Kenosha	WI		1,456	2,774	-	-	1,456	2,774	4,230	(410)	2001	09/28/2016
Health Clubs	Fresno	CA	(f)	681	1,796	50	251	731	2,047	2,778	(245)	1978	09/30/2016
Child Day Care Services	Aurora	IL		332	1,228	-	-	332	1,228	1,560	(234)	1999	09/30/2016
Child Day Care Services	Naperville	IL		488	1,121	-	-	488	1,121	1,609	(223)	1999	09/30/2016
Child Day Care Services	Oswego	IL		374	1,155	-	-	374	1,155	1,529	(167)	2007	09/30/2016
Other Professional, Scientific, and Technical Services	Winston-Salem	NC	(f)	463	712	-	-	463	712	1,175	(140)	1966	09/30/2016
Metalworking Machinery Manufacturing	Mineral Ridge	OH		392	270	-	-	392	270	662	(51)	2001	09/30/2016
Other Chemical Product and Preparation Manufacturing	Fountain Inn	SC		612	4,113	-	-	612	4,113	4,725	(506)	1995	09/30/2016
Steel Product Manufacturing from Purchased Steel	Bristol	TN		1,698	5,746	-	-	1,698	5,746	7,444	(679)	1965	09/30/2016
Other Chemical Product and Preparation Manufacturing	Cleveland	TN		490	3,861	-	-	490	3,861	4,351	(433)	1977	09/30/2016
Boiler, Tank, and Shipping Container Manufacturing	Andrews	TX		2,098	1,545	-	-	2,098	1,545	3,643	(248)	1998	09/30/2016
Metalworking Machinery Manufacturing	Houston	TX		1,222	171	-	-	1,222	171	1,393	(45)	1965	09/30/2016
Dairy Product Manufacturing	Colby	WI		769	14,530	2,481	6,619	3,250	21,149	24,399	(2,089)	1976	09/30/2016
Dairy Product Manufacturing	Unity	WI		272	2,100	-	-	272	2,100	2,372	(273)	1990	09/30/2016
Movie Theaters	Clinton Township	MI	(f)	2,119	4,674	-	3,710	2,119	8,384	10,503	(1,397)	1989	10/07/2016
Metalworking Machinery Manufacturing	Statesboro	GA		217	309	-	273	217	582	799	(69)	2000	10/14/2016
Metalworking Machinery Manufacturing	Macomb	MI		656	5,967	-	741	656	6,708	7,364	(574)	1999	10/14/2016
Metalworking Machinery Manufacturing	Washington	MO		892	2,758	-	-	892	2,758	3,650	(429)	1994	10/14/2016
Metalworking Machinery Manufacturing	Washington	MO		726	1,490	-	-	726	1,490	2,216	(262)	1999	10/14/2016
Metalworking Machinery Manufacturing	Fort Loramie	OH		490	2,476	-	-	490	2,476	2,966	(264)	1992	10/14/2016
Plastics Product Manufacturing	Perrysville	OH		4,176	10,092	-	-	4,176	10,092	14,268	(1,571)	1995	10/18/2016
Plastics Product Manufacturing	Streetsboro	OH		4,515	14,239	-	-	4,515	14,239	18,754	(2,228)	1993	10/18/2016
Health Clubs	Mission	TX	(f)	618	283	460	1,686	1,078	1,969	3,047	(153)	2018	10/18/2016
Other Professional, Scientific, and Technical Services	Thiensville	WI	(f)	216	584	-	-	216	584	800	(108)	1964	10/21/2016
Offices of Physicians	Little Rock	AR		850	3,564	-	-	850	3,564	4,414	(324)	1989	10/26/2016
Restaurants -- Full Service	Brooklyn Park	MN		905	1,216	-	-	905	1,216	2,121	(172)	1988	10/27/2016
Psychiatric and Substance Abuse Hospitals	Columbus	OH		1,517	14,502	-	-	1,517	14,502	16,019	(1,259)	2007	10/27/2016
Lumber and Other Construction Materials Merchant Wholesalers	Glencoe	MN		205	537	-	-	205	537	742	(105)	1961	10/28/2016
Lumber and Other Construction Materials Merchant Wholesalers	Watertown	MN		500	763	-	-	500	763	1,263	(129)	1997	10/28/2016
Furniture Stores	Prattville	AL		1,416	4,557	-	-	1,416	4,557	5,973	(394)	1996	10/31/2016
Other Personal Services	Thonotosassa	FL	(f)	575	1,708	-	-	575	1,708	2,283	(187)	2009	11/03/2016
Apparel Manufacturing	Conover	NC		251	2,716	-	-	251	2,716	2,967	(302)	1973	11/07/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Apparel Manufacturing	Newton	NC		445	1,765	-	174	445	1,939	2,384	(228)	1982	11/07/2016
Wholesale Automobile Auction	Houston	TX	(f)	6,981	6,294	5,913	126	12,894	6,420	19,314	(1,600)	2015	11/07/2016
Furniture Stores	Rogers	AR		3,546	3,094	-	-	3,546	3,094	6,640	(334)	2005	11/09/2016
Furniture Stores	Terre Haute	IN		1,991	3,168	-	-	1,991	3,168	5,159	(339)	2013	11/09/2016
Furniture Stores	Springfield	MO		2,591	4,105	-	-	2,591	4,105	6,696	(335)	2005	11/09/2016
Furniture Stores	Springfield	MO		715	1,919	-	-	715	1,919	2,634	(207)	2013	11/09/2016
Restaurants -- Limited Service	Lexington	KY	(f)	569	232	-	-	569	232	801	(35)	1980	11/14/2016
Restaurants -- Limited Service	Lexington	KY	(f)	314	266	-	-	314	266	580	(44)	1980	11/14/2016
Restaurants -- Limited Service	Lexington	KY	(f)	338	393	-	-	338	393	731	(62)	1986	11/14/2016
Restaurants -- Limited Service	Middletown	KY	(f)	391	380	-	-	391	380	771	(57)	1997	11/14/2016
Restaurants -- Limited Service	Nicholasville	KY	(f)	269	241	-	-	269	241	510	(42)	1992	11/14/2016
Restaurants -- Limited Service	Pikeville	KY	(f)	321	300	-	-	321	300	621	(53)	1983	11/14/2016
Child Day Care Services	Queen Creek	AZ	(f)	527	1,581	-	-	527	1,581	2,108	(146)	2006	11/17/2016
Other Personal Services	Largo	FL	(f)	273	549	-	-	273	549	822	(77)	1950	11/18/2016
Child Day Care Services	Augusta	GA		148	445	-	-	148	445	593	(66)	1991	11/18/2016
Car Dealers	Indianapolis	IN		1,033	1,437	-	-	1,033	1,437	2,470	(216)	1969	11/18/2016
Car Dealers	Indianapolis	IN		720	700	-	-	720	700	1,420	(146)	1998	11/18/2016
Car Dealers	Mishawaka	IN		775	470	-	-	775	470	1,245	(98)	1999	11/18/2016
Semiconductor and Other Electronic Component Manufacturing	Albuquerque	NM		2,636	3,127	-	-	2,636	3,127	5,763	(470)	1999	11/18/2016
Car Dealers	Columbus	OH		385	724	-	-	385	724	1,109	(96)	1982	11/18/2016
Car Dealers	Columbus	OH		1,766	2,007	-	-	1,766	2,007	3,773	(337)	1967	11/18/2016
Restaurants -- Full Service	San Antonio	TX		1,390	211	745	1,320	2,135	1,531	3,666	(220)	2017	11/29/2016
Automotive Repair and Maintenance	Chandler	AZ		1,319	2,488	-	-	1,319	2,488	3,807	(237)	2000	11/30/2016
Automotive Repair and Maintenance	Fountain Hills	AZ		355	557	-	-	355	557	912	(64)	2009	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		765	702	-	-	765	702	1,467	(127)	1999	11/30/2016
Automotive Repair and Maintenance	Gilbert	AZ		852	1,131	-	-	852	1,131	1,983	(117)	2008	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		426	704	-	-	426	704	1,130	(85)	1976	11/30/2016
Automotive Repair and Maintenance	Glendale	AZ		664	1,001	-	-	664	1,001	1,665	(123)	1995	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		706	1,208	-	-	706	1,208	1,914	(147)	1983	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		781	2,203	-	-	781	2,203	2,984	(238)	1986	11/30/2016
Automotive Repair and Maintenance	Mesa	AZ		858	976	-	-	858	976	1,834	(127)	2004	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		552	787	-	-	552	787	1,339	(93)	1993	11/30/2016
Automotive Repair and Maintenance	Scottsdale	AZ		893	743	-	-	893	743	1,636	(94)	1997	11/30/2016
Automotive Repair and Maintenance	Sun City West	AZ		452	1,134	-	-	452	1,134	1,586	(125)	1990	11/30/2016
Automotive Repair and Maintenance	Tempe	AZ		831	983	-	-	831	983	1,814	(123)	1995	11/30/2016
Automotive Repair and Maintenance	Henderson	NV		458	1,525	-	-	458	1,525	1,983	(176)	2006	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		316	755	-	-	316	755	1,071	(127)	1991	11/30/2016
Automotive Repair and Maintenance	Las Vegas	NV		933	1,397	-	-	933	1,397	2,330	(176)	2004	11/30/2016
Automotive Repair and Maintenance	North Las Vegas	NV		1,044	1,107	-	-	1,044	1,107	2,151	(142)	2005	11/30/2016
Automotive Repair and Maintenance	Austin	TX		1,108	1,301	-	-	1,108	1,301	2,409	(131)	2009	11/30/2016
Automotive Repair and Maintenance	Georgetown	TX		638	502	-	-	638	502	1,140	(69)	2008	11/30/2016
Automotive Repair and Maintenance	Lakeway	TX		841	1,202	-	-	841	1,202	2,043	(195)	2015	11/30/2016
Health Clubs	Chicago	IL		7,155	4,440	-	-	7,155	4,440	11,595	(518)	1974	12/01/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,312	1,931	-	-	2,312	1,931	4,243	(369)	2005	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	2,100	1,392	-	-	2,100	1,392	3,492	(324)	2008	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,575	1,508	-	-	1,575	1,508	3,083	(269)	2011	12/06/2016
Automotive Repair and Maintenance	Jacksonville	FL	(f)	1,314	1,479	-	-	1,314	1,479	2,793	(278)	2008	12/06/2016
Rubber Product Manufacturing	Kaufman	TX		1,119	5,897	-	-	1,119	5,897	7,016	(1,057)	1973	12/06/2016
Health Clubs	Harlingen	TX	(f)	487	391	819	2,293	1,306	2,684	3,990	(122)	2018	12/08/2016
Child Day Care Services	Frisco	TX		995	1,842	-	-	995	1,842	2,837	(253)	2003	12/09/2016

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Dickson City	PA		968	277	-	733	968	1,010	1,978	(130)	2000	12/12/2016
Paint, Coating, and Adhesive Manufacturing	Norton	OH		748	2,892	-	-	748	2,892	3,640	(350)	1986	12/16/2016
Paint, Coating, and Adhesive Manufacturing	Tomball	TX		1,544	1,272	-	-	1,544	1,272	2,816	(277)	2001	12/16/2016
Other Professional, Scientific, and Technical Services	Phoenix	AZ	(f)	611	1,808	-	-	611	1,808	2,419	(204)	1997	12/22/2016
Consumer Goods Rental	Cortez	CO		569	1,653	-	-	569	1,653	2,222	(177)	2014	12/22/2016
Consumer Goods Rental	Grand Junction	CO		578	831	-	-	578	831	1,409	(99)	2005	12/22/2016
Farm and Ranch Supply Stores	Monticello	MN		8,998	5,920	3,642	10,165	12,640	16,085	28,725	(1,787)	2017	12/22/2016
Consumer Goods Rental	Ontario	OR		434	1,302	-	-	434	1,302	1,736	(104)	2010	12/22/2016
Other Professional, Scientific, and Technical Services	Arlington	TX	(f)	447	324	-	-	447	324	771	(59)	1993	12/22/2016
Other Professional, Scientific, and Technical Services	Bedford	TX	(f)	166	646	-	-	166	646	812	(77)	1982	12/22/2016
Other Professional, Scientific, and Technical Services	Farmers Branch	TX	(f)	118	551	-	-	118	551	669	(61)	1965	12/22/2016
Other Professional, Scientific, and Technical Services	Houston	TX	(f)	309	350	-	-	309	350	659	(58)	1977	12/22/2016
Other Professional, Scientific, and Technical Services	Houston	TX	(f)	218	148	-	-	218	148	366	(25)	1965	12/22/2016
Other Professional, Scientific, and Technical Services	Humble	TX	(f)	254	283	-	-	254	283	537	(77)	1992	12/22/2016
Other Professional, Scientific, and Technical Services	La Porte	TX	(f)	159	531	-	-	159	531	690	(91)	2000	12/22/2016
Other Professional, Scientific, and Technical Services	Mansfield	TX	(f)	271	430	-	-	271	430	701	(98)	1984	12/22/2016
Other Professional, Scientific, and Technical Services	Spring	TX	(f)	361	491	-	-	361	491	852	(87)	1994	12/22/2016
Other Professional, Scientific, and Technical Services	Wylie	TX	(f)	226	596	-	-	226	596	822	(102)	1985	12/22/2016
Consumer Goods Rental	Vernal	UT		420	1,306	-	-	420	1,306	1,726	(108)	2007	12/22/2016
Consumer Goods Rental	Riverton	WY		368	1,388	-	-	368	1,388	1,756	(116)	2009	12/22/2016
Other Professional, Scientific, and Technical Services	Inver Grove Heights	MN		1,272	1,047	-	1,069	1,272	2,116	3,388	(178)	1963	12/30/2016
Outpatient Care Centers	St. Albans	VT		312	283	4	354	316	637	953	(114)	1997	12/30/2016
Other Professional, Scientific, and Technical Services	Atlanta	GA		376	858	-	-	376	858	1,234	(91)	2005	01/03/2017
Other Professional, Scientific, and Technical Services	Murrayville	GA		406	366	-	-	406	366	772	(56)	1988	01/03/2017
Other Professional, Scientific, and Technical Services	Thomasville	NC	(f)	369	1,259	-	-	369	1,259	1,628	(122)	2014	01/05/2017
Other Personal Services	Thomasville	NC	(f)	174	459	-	-	174	459	633	(47)	1956	01/05/2017
Other General Purpose Machinery Manufacturing	Malvern	AR		832	3,507	17	424	849	3,931	4,780	(490)	1971	01/06/2017
Child Day Care Services	Glastonbury	CT		469	-	-	-	469	-	469	-	1957	01/06/2017
Other General Purpose Machinery Manufacturing	Germantown	WI		1,127	2,265	16	247	1,143	2,512	3,655	(321)	1978	01/06/2017
Health Clubs	Amarillo	TX		903	2,562	-	-	903	2,562	3,465	(424)	1980	01/09/2017
Health Clubs	Chandler	AZ	(f)	1,591	413	25	4,723	1,616	5,136	6,752	(202)	2018	01/11/2017
Farm and Ranch Supply Stores	Peyton	CO		1,714	4,961	-	-	1,714	4,961	6,675	(586)	2000	01/17/2017
Medical and Diagnostic Laboratories	Cohoes	NY		663	2,031	-	-	663	2,031	2,694	(231)	1985	01/23/2017
Medical and Diagnostic Laboratories	Kingston	PA		510	5,348	-	-	510	5,348	5,858	(422)	1959	01/23/2017
Other Professional, Scientific, and Technical Services	Englewood	CO	(f)	204	764	-	-	204	764	968	(111)	1965	01/27/2017
Lumber and Other Construction Materials Merchant Wholesalers	Batesville	AR		430	1,072	-	-	430	1,072	1,502	(166)	1995	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Benton	AR		322	719	-	-	322	719	1,041	(119)	1977	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Cabot	AR		346	1,256	-	-	346	1,256	1,602	(170)	1980	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Conway	AR		560	1,592	-	-	560	1,592	2,152	(242)	1985	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Conway	AR		52	509	-	-	52	509	561	(56)	1993	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Fayetteville	AR		502	1,831	-	-	502	1,831	2,333	(239)	1995	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Jonesboro	AR		483	1,559	-	-	483	1,559	2,042	(207)	1988	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Little Rock	AR		540	772	-	-	540	772	1,312	(112)	1970	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	AR		1,530	2,104	-	-	1,530	2,104	3,634	(263)	1992	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Russellville	AR		685	1,057	-	-	685	1,057	1,742	(160)	1983	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		519	3,716	-	-	519	3,716	4,235	(419)	1988	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		1,003	949	-	-	1,003	949	1,952	(106)	1985	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Searcy	AR		487	1,915	-	-	487	1,915	2,402	(221)	1999	01/31/2017
Restaurants -- Full Service	Altamonte Springs	FL		382	1,311	-	-	382	1,311	1,693	(138)	1994	01/31/2017
Restaurants -- Full Service	Bradenton	FL		1,238	1,153	-	-	1,238	1,153	2,391	(216)	1960	01/31/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Gainesville	FL		1,076	817	-	-	1,076	817	1,893	(173)	1992	01/31/2017
Restaurants -- Full Service	Kissimmee	FL		967	926	-	-	967	926	1,893	(142)	2009	01/31/2017
Restaurants -- Full Service	Lakeland	FL		843	1,049	-	-	843	1,049	1,892	(128)	1985	01/31/2017
Restaurants -- Full Service	Largo	FL		784	1,607	-	-	784	1,607	2,391	(190)	1972	01/31/2017
Restaurants -- Full Service	New Port Richey	FL		1,022	871	-	-	1,022	871	1,893	(170)	1973	01/31/2017
Restaurants -- Full Service	Orlando	FL		1,159	933	-	-	1,159	933	2,092	(190)	1982	01/31/2017
Restaurants -- Full Service	Orlando	FL		1,188	804	-	-	1,188	804	1,992	(158)	1999	01/31/2017
Restaurants -- Full Service	Palm Harbor	FL		949	844	-	-	949	844	1,793	(146)	1983	01/31/2017
Restaurants -- Full Service	Sanford	FL		1,312	879	-	-	1,312	879	2,191	(173)	1984	01/31/2017
Restaurants -- Full Service	Tampa	FL		913	880	-	-	913	880	1,793	(174)	1985	01/31/2017
Restaurants -- Full Service	Tampa	FL		949	844	-	-	949	844	1,793	(132)	1984	01/31/2017
Restaurants -- Full Service	Wesley Chapel	FL		1,322	1,168	-	-	1,322	1,168	2,490	(170)	2007	01/31/2017
Restaurants -- Full Service	Plymouth	MN	(f)	1,837	2,894	-	-	1,837	2,894	4,731	(361)	1973	01/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Joplin	MO		430	692	-	-	430	692	1,122	(108)	1977	01/31/2017
Other Professional, Scientific, and Technical Services	Huntsville	AL		290	733	-	-	290	733	1,023	(77)	1963	02/01/2017
Motor Vehicle Parts Manufacturing	Tallahassee	FL	(f)	1,681	6,860	-	-	1,681	6,860	8,541	(889)	1980	02/03/2017
Motor Vehicle Parts Manufacturing	Defiance	OH	(f)	378	1,289	-	-	378	1,289	1,667	(232)	1985	02/03/2017
Motor Vehicle Parts Manufacturing	Defiance	OH	(f)	662	2,960	-	-	662	2,960	3,622	(527)	1987	02/03/2017
Motor Vehicle Parts Manufacturing	Toledo	OH	(f)	320	2,873	-	-	320	2,873	3,193	(454)	1983	02/03/2017
Health Clubs	Westborough	MA		2,013	5,511	-	-	2,013	5,511	7,524	(636)	1973	02/15/2017
Consumer Goods Rental	Winnemucca	NV		364	749	-	3	364	752	1,116	(115)	1996	02/16/2017
Consumer Goods Rental	Cheyenne	WY		325	981	-	3	325	984	1,309	(85)	2006	02/16/2017
Chemical and Allied Products Merchant Wholesalers	Tallapoosa	GA	(f)	657	2,938	-	-	657	2,938	3,595	(350)	1964	02/23/2017
Chemical and Allied Products Merchant Wholesalers	Barberton	OH	(f)	819	3,148	-	-	819	3,148	3,967	(406)	1920	02/23/2017
Chemical and Allied Products Merchant Wholesalers	Huntingdon	TN	(f)	645	1,641	-	-	645	1,641	2,286	(260)	1989	02/23/2017
Other Professional, Scientific, and Technical Services	Melbourne	FL		314	1,720	-	-	314	1,720	2,034	(138)	2005	02/27/2017
Furniture Stores	Schaumburg	IL		6,062	6,226	-	-	6,062	6,226	12,288	(688)	1996	03/01/2017
Furniture Stores	Woodridge	IL		3,558	6,288	-	-	3,558	6,288	9,846	(613)	2014	03/01/2017
Furniture Stores	Bay City	MI		755	6,218	-	-	755	6,218	6,973	(538)	1995	03/01/2017
Furniture Stores	Burton	MI		1,564	7,900	-	-	1,564	7,900	9,464	(696)	1987	03/01/2017
Furniture Stores	Howell	MI		1,569	6,493	-	-	1,569	6,493	8,062	(573)	1997	03/01/2017
Furniture Stores	Livonia	MI		1,414	7,442	-	-	1,414	7,442	8,856	(600)	1982	03/01/2017
Furniture Stores	Petoskey	MI		1,961	5,983	-	-	1,961	5,983	7,944	(511)	2008	03/01/2017
Furniture Stores	Port Huron	MI		1,514	8,215	-	-	1,514	8,215	9,729	(743)	2001	03/01/2017
Furniture Stores	Portage	MI		1,601	7,657	-	-	1,601	7,657	9,258	(572)	1983	03/01/2017
Furniture Stores	Royal Oak	MI		613	8,390	-	-	613	8,390	9,003	(802)	1998	03/01/2017
Furniture Stores	Saginaw	MI		1,413	9,807	-	-	1,413	9,807	11,220	(1,019)	1984	03/01/2017
Furniture Stores	Shelby Township	MI		1,666	11,241	-	-	1,666	11,241	12,907	(888)	1992	03/01/2017
Furniture Stores	Taylor	MI		2,065	12,793	-	-	2,065	12,793	14,858	(1,030)	1977	03/01/2017
Furniture Stores	Warren	MI		599	6,933	-	-	599	6,933	7,532	(538)	1962	03/01/2017
Furniture Stores	Waterford	MI		1,129	8,364	-	-	1,129	8,364	9,493	(672)	1972	03/01/2017
Other Personal Services	Lutz	FL	(f)	243	443	-	-	243	443	686	(55)	2008	03/02/2017
Psychiatric and Substance Abuse Hospitals	Albuquerque	NM		1,283	1,609	81	5,227	1,364	6,836	8,200	(584)	1980	03/02/2017
Offices of Dentists	Chicago	IL		164	489	36	456	200	945	1,145	(82)	1964	03/03/2017
Offices of Physicians	Flagstaff	AZ	(f)	1,062	2,579	-	-	1,062	2,579	3,641	(247)	2012	03/08/2017
Offices of Physicians	Globe	AZ	(f)	212	416	-	-	212	416	628	(60)	2003	03/08/2017
Offices of Physicians	Lake Havasu City	AZ	(f)	840	2,552	-	-	840	2,552	3,392	(274)	1979	03/08/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Offices of Physicians	Mesa	AZ	(f)	1,073	3,496	-	-	1,073	3,496	4,569	(247)	2008	03/08/2017
Offices of Physicians	Phoenix	AZ	(f)	174	6,374	-	-	174	6,374	6,548	(484)	1977	03/08/2017
Offices of Physicians	Safford	AZ	(f)	343	814	-	-	343	814	1,157	(90)	1987	03/08/2017
Offices of Physicians	Show Low	AZ	(f)	413	2,131	-	-	413	2,131	2,544	(176)	2014	03/08/2017
Automotive Repair and Maintenance	Bloomington	MN		952	427	-	-	952	427	1,379	(53)	2003	03/13/2017
Aerospace Product and Parts Manufacturing	Orange City	IA	(f)	1,219	3,750	-	-	1,219	3,750	4,969	(365)	2004	03/15/2017
Child Day Care Services	Eden Prairie	MN		1,065	1,073	5	153	1,070	1,226	2,296	(155)	1996	03/15/2017
Aerospace Product and Parts Manufacturing	Auburn	WA	(f)	1,059	719	-	-	1,059	719	1,778	(90)	1985	03/15/2017
Chemical and Allied Products Merchant Wholesalers	Whitewater	WI	(f)	495	2,230	-	-	495	2,230	2,725	(251)	1994	03/16/2017
Outpatient Care Centers	Jacksonville	FL	(f)	796	2,212	-	-	796	2,212	3,008	(194)	1998	03/24/2017
Restaurants -- Limited Service	Montgomery	AL		814	1,100	-	-	814	1,100	1,914	(122)	2016	03/29/2017
Restaurants -- Limited Service	Prattville	AL		798	1,196	-	-	798	1,196	1,994	(132)	2016	03/29/2017
Wholesale Automobile Auction	Parma	MI	(f)	1,256	716	-	-	1,256	716	1,972	(274)	1972	03/31/2017
Wholesale Automobile Auction	Wayland	MI	(f)	6,867	8,177	-	-	6,867	8,177	15,044	(1,746)	1998	03/31/2017
Bowling Centers	Yakima	WA		1,104	1,612	-	-	1,104	1,612	2,716	(249)	1966	03/31/2017
Health Clubs	St Paul	MN	(f)	560	1,468	-	-	560	1,468	2,028	(142)	1988	04/07/2017
Child Day Care Services	Birmingham	AL	(f)	873	3,150	-	-	873	3,150	4,023	(254)	1995	04/19/2017
Child Day Care Services	Hoover	AL	(f)	972	2,568	-	-	972	2,568	3,540	(218)	2001	04/19/2017
Restaurants -- Limited Service	Princeton	WV	(f)	915	424	-	-	915	424	1,339	(118)	2009	04/21/2017
Restaurants -- Limited Service	Saint Albans	WV	(f)	512	457	-	-	512	457	969	(79)	2009	04/21/2017
Furniture Stores	San Antonio	TX	(f)	1,586	23	531	1,680	2,117	1,703	3,820	(144)	2017	04/26/2017
Child Day Care Services	Mesa	AZ	(f)	272	900	-	-	272	900	1,172	(72)	1991	04/28/2017
Offices of Physicians	Galesburg	IL	(f)	404	860	-	-	404	860	1,264	(104)	2003	04/28/2017
Offices of Physicians	Morton	IL	(f)	899	2,822	-	-	899	2,822	3,721	(246)	2012	04/28/2017
Offices of Physicians	Normal	IL	(f)	585	1,191	-	-	585	1,191	1,776	(117)	2002	04/28/2017
Offices of Physicians	Peoria	IL	(f)	2,874	9,702	-	-	2,874	9,702	12,576	(803)	1991	04/28/2017
Lessors of Real Estate	Hampstead	NH		802	1,370	-	-	802	1,370	2,172	(232)	1991	04/28/2017
Movie Theaters	Richmond	TX		2,658	-	1,074	10,115	3,732	10,115	13,847	(189)	2019	05/25/2017
Other Electrical Equipment and Component Manufacturing	Colorado Springs	CO		3,091	9,898	2,039	23,775	5,130	33,673	38,803	(1,580)	2005	05/31/2017
Freight Transportation Arrangement	North Charleston	SC	(f)	1,818	13,195	-	-	1,818	13,195	15,013	(921)	2014	05/31/2017
Elementary and Secondary Schools	Fremont	CA		8,419	691	5,306	20,171	13,725	20,862	34,587	(1,028)	2018	06/12/2017
Other Professional, Scientific, and Technical Services	South Deerfield	MA		1,135	900	-	-	1,135	900	2,035	(141)	2006	06/12/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tampa	FL		607	1,334	-	2	607	1,336	1,943	(195)	1966	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Arlington	TX		778	1,622	-	-	778	1,622	2,400	(245)	1964	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Conroe	TX		860	1,134	-	-	860	1,134	1,994	(127)	2003	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Houston	TX		2,271	2,673	-	-	2,271	2,673	4,944	(308)	2000	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Longview	TX		877	2,433	-	-	877	2,433	3,310	(219)	2012	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	San Antonio	TX		584	2,943	-	-	584	2,943	3,527	(385)	1970	06/27/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tyler	TX		1,111	1,289	-	-	1,111	1,289	2,400	(175)	2007	06/27/2017
Restaurants -- Full Service	Highwood	IL		273	946	-	423	273	1,369	1,642	(116)	2005	06/29/2017
Restaurants -- Full Service	Wauconda	IL		387	513	-	-	387	513	900	(73)	1985	06/29/2017
Restaurants -- Full Service	Fort Walton Beach	FL		934	1,992	-	-	934	1,992	2,926	(151)	1988	06/30/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Pensacola	FL		587	2,575	-	-	587	2,575	3,162	(197)	1991	06/30/2017
Restaurants -- Full Service	Pensacola	FL		640	2,325	-	-	640	2,325	2,965	(188)	1985	06/30/2017
Restaurants -- Full Service	Pensacola	FL		558	2,663	-	-	558	2,663	3,221	(204)	2004	06/30/2017
Restaurants -- Full Service	Corbin	KY		642	1,419	-	-	642	1,419	2,061	(146)	1996	06/30/2017
Restaurants -- Full Service	Nicholasville	KY		656	1,848	-	-	656	1,848	2,504	(161)	2005	06/30/2017
Restaurants -- Full Service	Somerset	KY		1,068	2,192	-	-	1,068	2,192	3,260	(245)	1987	06/30/2017
Other Personal Services	Carrollton	TX	(f)	1,166	630	-	-	1,166	630	1,796	(89)	1999	06/30/2017
Other Professional, Scientific, and Technical Services	Tacoma	WA		176	353	-	-	176	353	529	(48)	1923	06/30/2017
Other Professional, Scientific, and Technical Services	Aiken	SC		245	783	-	-	245	783	1,028	(75)	2008	07/10/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,126	1,217	-	-	1,126	1,217	2,343	(158)	2007	07/11/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,053	1,309	-	-	1,053	1,309	2,362	(169)	2007	07/11/2017
Automotive Repair and Maintenance	Clarksville	TN	(f)	1,341	1,494	-	-	1,341	1,494	2,835	(200)	2014	07/11/2017
Offices of Physicians	Memphis	TN		623	3,102	-	-	623	3,102	3,725	(272)	1998	07/11/2017
Lessors of Real Estate	Mesa	AZ		619	877	-	-	619	877	1,496	(147)	1976	07/12/2017
Other Personal Services	Erie	CO	(f)	425	294	-	-	425	294	719	(65)	2005	07/19/2017
Offices of Physicians	Phoenix	AZ		882	988	-	1,719	882	2,707	3,589	(233)	1986	07/20/2017
Automotive Repair and Maintenance	Katy	TX		1,463	2,516	-	-	1,463	2,516	3,979	(276)	2016	07/21/2017
Aerospace Product and Parts Manufacturing	Wichita	KS		1,228	4,889	-	2	1,228	4,891	6,119	(461)	1971	07/31/2017
Motor Vehicle Parts Manufacturing	Tiffin	OH	(f)	2,308	7,702	-	-	2,308	7,702	10,010	(941)	2003	08/04/2017
Plastics Product Manufacturing	Northfield	NH		666	3,724	-	-	666	3,724	4,390	(384)	2001	08/08/2017
Other Professional, Scientific, and Technical Services	Laurel	MD		4,377	1,235	-	-	4,377	1,235	5,612	(155)	2007	08/11/2017
Other Personal Services	Arlington	TX		343	-	614	2,344	957	2,344	3,301	(141)	2018	08/18/2017
Other Professional, Scientific, and Technical Services	Apple Valley	MN		536	346	-	-	536	346	882	(52)	2001	08/22/2017
Health Clubs	Elmwood Park	IL	(f)	923	2,055	116	2,789	1,039	4,844	5,883	(301)	2006	08/23/2017
Scientific Research and Development Services	Prescott	WI	(f)	660	5,256	-	-	660	5,256	5,916	(348)	1987	08/30/2017
Lumber and Other Construction Materials Merchant Wholesalers	Evansville	IN		179	888	-	-	179	888	1,067	(80)	1976	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Lexington	KY		909	2,085	-	-	909	2,085	2,994	(168)	1977	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Louisville	KY		763	2,266	-	-	763	2,266	3,029	(204)	1991	08/31/2017
Lumber and Other Construction Materials Merchant Wholesalers	Shelbyville	KY		1,139	1,786	-	-	1,139	1,786	2,925	(183)	2002	08/31/2017
Other Professional, Scientific, and Technical Services	Montgomery	AL		283	1,053	-	-	283	1,053	1,336	(91)	1981	09/05/2017
Other Professional, Scientific, and Technical Services	Pike Road	AL		396	1,675	-	-	396	1,675	2,071	(109)	2011	09/05/2017
Consumer Goods Rental	Fort Smith	AR	(f)	161	573	-	-	161	573	734	(57)	1967	09/15/2017
Automotive Repair and Maintenance	Cedar Park	TX		1,116	987	-	-	1,116	987	2,103	(98)	2010	09/15/2017
Consumer Goods Rental	Kilgore	TX	(f)	283	883	-	-	283	883	1,166	(73)	2009	09/15/2017
Health Clubs	Phoenix	AZ	(f)	1,360	-	1,551	4,456	2,911	4,456	7,367	(286)	2018	09/20/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Corpus Christi	TX		1,653	1,630	-	-	1,653	1,630	3,283	(231)	2017	09/20/2017
Family Entertainment Centers	Miami Gardens	FL		11,520	10,216	1,712	1,384	13,232	11,600	24,832	(1,052)	2017	09/21/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Augusta	GA		2,046	7,109	-	-	2,046	7,109	9,155	(433)	2014	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Post Falls	ID		4,904	20,768	-	-	4,904	20,768	25,672	(1,663)	2007	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Noblesville	IN		5,019	13,339	-	-	5,019	13,339	18,358	(889)	2015	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Woodbury	MN		7,593	18,786	-	-	7,593	18,786	26,379	(1,089)	2014	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Billings	MT		2,753	14,468	-	-	2,753	14,468	17,221	(1,003)	2009	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Columbus	OH		6,594	16,754	-	-	6,594	16,754	23,348	(990)	2013	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	West Chester	OH		9,013	12,293	-	-	9,013	12,293	21,306	(777)	2015	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	Rapid City	SD		2,996	14,193	-	-	2,996	14,193	17,189	(987)	2008	09/25/2017
Sporting Goods, Hobby, and Musical Instrument Stores	League City	TX		6,032	10,109	-	-	6,032	10,109	16,141	(760)	2016	09/25/2017
Automotive Repair and Maintenance	Springfield	MO	(f)	884	1,566	-	-	884	1,566	2,450	(127)	2007	09/26/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Automotive Repair and Maintenance	Springfield	MO	(f)	702	1,365	-	-	702	1,365	2,067	(110)	2007	09/26/2017
Outpatient Care Centers	Breaux Bridge	LA		400	458	-	-	400	458	858	(46)	2014	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		1,035	1,238	212	454	1,247	1,692	2,939	(117)	2003	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		1,273	1,862	-	-	1,273	1,862	3,135	(177)	2007	09/28/2017
Automotive Repair and Maintenance	Columbia	MO		914	1,169	-	-	914	1,169	2,083	(116)	1988	09/28/2017
Medical and Diagnostic Laboratories	Enterprise	AL	(f)	196	1,538	-	-	196	1,538	1,734	(107)	2005	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Manchester	CT		745	266	-	-	745	266	1,011	(96)	1953	09/29/2017
Medical and Diagnostic Laboratories	Marianna	FL	(f)	300	1,474	-	-	300	1,474	1,774	(113)	2009	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Dyersville	IA		1,950	875	-	-	1,950	875	2,825	(226)	1984	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Story City	IA		710	479	-	-	710	479	1,189	(103)	1994	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Hampshire	IL		852	297	-	-	852	297	1,149	(120)	1991	09/29/2017
Scientific Research and Development Services	Agawam	MA		980	4,328	-	-	980	4,328	5,308	(345)	1992	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Mancelona	MI		572	439	-	-	572	439	1,011	(92)	1999	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	St. Louis	MI		1,756	1,940	-	-	1,756	1,940	3,696	(368)	1988	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Chanhassen	MN		4,844	1,964	-	-	4,844	1,964	6,808	(435)	1980	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Montrose	MN		1,651	925	-	-	1,651	925	2,576	(180)	2000	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Pipestone	MN		623	665	-	-	623	665	1,288	(94)	1985	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	MN		2,683	1,093	-	-	2,683	1,093	3,776	(127)	1966	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Hendersonville	NC		1,459	355	-	-	1,459	355	1,814	(126)	1985	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Anderson	SC		794	494	-	-	794	494	1,288	(107)	1997	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Greenville	SC		475	526	-	-	475	526	1,001	(64)	1994	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Greenville	SC		2,204	928	-	-	2,204	928	3,132	(284)	1972	09/29/2017
Health Clubs	Bryan	TX		1,920	5,707	386	1,379	2,306	7,086	9,392	(489)	1982	09/29/2017
Health Clubs	College Station	TX		53	6,612	-	131	53	6,743	6,796	(382)	2013	09/29/2017
Health Clubs	McAllen	TX	(f)	1,351	3,880	-	-	1,351	3,880	5,231	(255)	2015	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Chetek	WI		1,292	1,354	-	-	1,292	1,354	2,646	(211)	1921	09/29/2017
Lumber and Other Construction Materials Merchant Wholesalers	Eau Claire	WI		1,531	1,253	-	-	1,531	1,253	2,784	(202)	1927	09/29/2017
Other Personal Services	Plano	TX		1,088	1,171	-	-	1,088	1,171	2,259	(95)	2007	10/02/2017
Other Personal Services	Egg Harbor City	NJ	(f)	431	1,084	-	-	431	1,084	1,515	(85)	1930	10/05/2017
Child Day Care Services	Newtown	CT		243	-	-	-	243	-	243	-	1779	10/06/2017
Family Entertainment Centers	Katy	TX	(f)	1,564	2,651	-	1,115	1,564	3,766	5,330	(245)	2015	10/17/2017
Other Professional, Scientific, and Technical Services	Arlington	TN	(f)	512	651	-	-	512	651	1,163	(63)	2007	10/18/2017
Restaurants -- Limited Service	Jasper	AL		700	1,270	-	-	700	1,270	1,970	(121)	2017	10/26/2017
Consumer Goods Rental	Fort Smith	AR	(f)	216	804	-	-	216	804	1,020	(66)	1955	10/27/2017
Aerospace Product and Parts Manufacturing	Harbor Springs	MI		402	3,756	976	6,266	1,378	10,022	11,400	(588)	1989	10/27/2017
Health Clubs	Caldwell	ID	(f)	485	4,359	-	-	485	4,359	4,844	(263)	2007	11/03/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Hartselle	AL		3,778	5,701	-	-	3,778	5,701	9,479	(814)	1978	11/08/2017
Health Clubs	Rexburg	ID		435	2,481	-	-	435	2,481	2,916	(212)	2004	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Albion	IN		412	1,400	-	-	412	1,400	1,812	(170)	1992	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Albion	IN		368	1,689	-	-	368	1,689	2,057	(203)	1993	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Avila	IN		636	1,894	-	-	636	1,894	2,530	(246)	1984	11/08/2017
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	Southfield	MI		1,222	6,010	-	-	1,222	6,010	7,232	(735)	1968	11/08/2017
Automotive Repair and Maintenance	Fenton	MO		863	754	134	725	997	1,479	2,476	(122)	1997	11/08/2017
Other Personal Services	Fairview	TN	(f)	615	2,098	-	-	615	2,098	2,713	(172)	2008	11/09/2017
Outpatient Care Centers	Tuscaloosa	AL		165	381	-	-	165	381	546	(36)	2001	11/17/2017
Health Clubs	Nampa	ID	(f)	1,201	3,688	-	-	1,201	3,688	4,889	(245)	2009	11/17/2017
Consumer Goods Rental	Meridian	MS	(f)	294	620	-	-	294	620	914	(54)	1965	11/17/2017
Forging and Stamping	Lebanon	MO		2,107	11,542	-	-	2,107	11,542	13,649	(916)	1958	11/21/2017
Forging and Stamping	Decatur	TX		3,440	4,239	-	-	3,440	4,239	7,679	(640)	1984	11/21/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Forging and Stamping	Dublin	VA		4,382	5,273	-	-	4,382	5,273	9,655	(790)	1975	11/21/2017
Forging and Stamping	Chehalis	WA		961	5,335	-	-	961	5,335	6,296	(610)	1996	11/21/2017
Farm and Ranch Supply Stores	Village of Deforest	WI		4,923	-	7,141	18,535	12,064	18,535	30,599	(1,300)	2018	11/21/2017
Furniture Stores	Harrisburg	PA		2,348	2,847	-	-	2,348	2,847	5,195	(273)	1974	11/22/2017
Furniture Stores	McMurray	PA		1,882	14,535	-	-	1,882	14,535	16,417	(684)	2001	11/22/2017
Furniture Stores	Pittsburgh	PA		2,299	12,825	-	-	2,299	12,825	15,124	(643)	1999	11/22/2017
Commercial and Industrial Machinery and Equipment Rental and Leasing	Austin	TX		1,241	977	-	-	1,241	977	2,218	(164)	2017	11/22/2017
Furniture Stores	Leesburg	VA		3,101	3,438	-	-	3,101	3,438	6,539	(337)	2012	11/22/2017
Restaurants -- Limited Service	Overland	MO	(f)	650	-	429	670	1,079	670	1,749	(51)	2018	11/29/2017
Dairy Product Manufacturing	New Berlin	WI		497	2,612	-	-	497	2,612	3,109	(207)	1979	11/29/2017
Restaurants -- Full Service	Saint Marys	OH		324	340	-	-	324	340	664	(53)	1978	11/30/2017
Child Day Care Services	Villa Rica	GA		261	764	7	23	268	787	1,055	(64)	2006	11/30/2017
Restaurants -- Limited Service	Paducah	KY	(f)	309	636	-	-	309	636	945	(63)	2013	11/30/2017
Restaurants -- Limited Service	Sikeston	MO	(f)	742	929	-	-	742	929	1,671	(126)	1989	11/30/2017
Restaurants -- Limited Service	Hamilton	OH	(f)	502	344	-	-	502	344	846	(56)	2006	11/30/2017
Restaurants -- Limited Service	Hamilton	OH	(f)	485	361	-	-	485	361	846	(58)	2007	11/30/2017
Restaurants -- Limited Service	Maineville	OH	(f)	948	246	-	-	948	246	1,194	(51)	1993	11/30/2017
Other Professional, Scientific, and Technical Services	Orlando	FL		381	752	-	-	381	752	1,133	(74)	2005	12/04/2017
Health Clubs	Chandler	AZ	(f)	1,696	501	1,331	4,223	3,027	4,724	7,751	(203)	2018	12/05/2017
Warehousing and Storage	Bay Minette	AL		9,634	27,475	-	-	9,634	27,475	37,109	(3,165)	2000	12/06/2017
Health Clubs	Weslaco	TX	(f)	254	708	-	-	254	708	962	(43)	2005	12/06/2017
Furniture Stores	Columbus	OH		-	-	2,246	11,879	2,246	11,879	14,125	(290)	2019	12/14/2017
Individual and Family Services	Greer	SC		126	342	30	267	156	609	765	(68)	1994	12/14/2017
Individual and Family Services	Spartanburg	SC		241	419	-	-	241	419	660	(53)	1999	12/14/2017
Automotive Repair and Maintenance	San Antonio	TX		636	2,410	-	-	636	2,410	3,046	(161)	2013	12/14/2017
Automotive Repair and Maintenance	San Antonio	TX		678	2,719	-	-	678	2,719	3,397	(169)	2016	12/14/2017
Other Wood Product Manufacturing	Chandler	AZ		7,883	4,645	-	-	7,883	4,645	12,528	(585)	1999	12/15/2017
Other Wood Product Manufacturing	Roseville	CA		5,534	2,992	-	-	5,534	2,992	8,526	(375)	1996	12/15/2017
Other Professional, Scientific, and Technical Services	Oregon City	OR		217	178	-	-	217	178	395	(23)	1971	12/15/2017
Restaurants -- Full Service	Wytheville	VA	(f)	564	545	-	-	564	545	1,109	(86)	1990	12/15/2017
Farm and Ranch Supply Stores	Delavan	WI		4,022	55	9,153	17,460	13,175	17,515	30,690	(1,396)	2018	12/15/2017
Automotive Repair and Maintenance	Cookeville	TN	(f)	392	2,320	-	-	392	2,320	2,712	(164)	2008	12/19/2017
Automotive Repair and Maintenance	Cookeville	TN	(f)	446	1,976	-	-	446	1,976	2,422	(151)	2012	12/19/2017
Restaurants -- Full Service	Enterprise	AL		352	1,498	-	-	352	1,498	1,850	(105)	1997	12/21/2017
Restaurants -- Full Service	Gadsden	AL		683	1,082	-	-	683	1,082	1,765	(102)	2002	12/21/2017
Restaurants -- Full Service	Mobile	AL	(f)	842	949	-	-	842	949	1,791	(87)	1998	12/21/2017
Restaurants -- Full Service	Denver	CO	(f)	1,318	1,079	-	-	1,318	1,079	2,397	(85)	2006	12/21/2017
Restaurants -- Full Service	Bristol	CT		877	904	-	-	877	904	1,781	(112)	2003	12/21/2017
Restaurants -- Full Service	Lake City	FL		626	523	-	-	626	523	1,149	(56)	2004	12/21/2017
Restaurants -- Full Service	Marianna	FL		363	545	-	-	363	545	908	(60)	2000	12/21/2017
Restaurants -- Full Service	Pensacola	FL	(f)	731	867	-	-	731	867	1,598	(80)	2003	12/21/2017
Restaurants -- Full Service	PENSACOLA	FL		540	521	-	-	540	521	1,061	(54)	2001	12/21/2017
Restaurants -- Full Service	Sebastian	FL	(f)	730	597	-	-	730	597	1,327	(63)	2001	12/21/2017
Restaurants -- Full Service	Albany	GA	(f)	720	373	-	-	720	373	1,093	(48)	1994	12/21/2017
Restaurants -- Full Service	Carrollton	GA	(f)	713	610	-	-	713	610	1,323	(73)	2006	12/21/2017
Restaurants -- Full Service	College Park	GA		1,189	1,941	-	-	1,189	1,941	3,130	(170)	1992	12/21/2017

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Dallas	GA		505	650	-	-	505	650	1,155	(69)	2006	12/21/2017
Restaurants -- Full Service	Dublin	GA	(f)	526	997	-	-	526	997	1,523	(72)	2002	12/21/2017
Consumer Goods Rental	Donaldsonville	LA	(f)	408	607	-	-	408	607	1,015	(62)	2009	12/21/2017
Restaurants -- Full Service	Frederick	MD		1,190	610	-	-	1,190	610	1,800	(81)	2004	12/21/2017
Restaurants -- Full Service	Cadillac	MI		663	1,050	-	-	663	1,050	1,713	(108)	2001	12/21/2017
Restaurants -- Full Service	Corinth	MS	(f)	628	870	-	-	628	870	1,498	(66)	2003	12/21/2017
Restaurants -- Full Service	Pearl	MS		1,005	657	-	-	1,005	657	1,662	(72)	2004	12/21/2017
Restaurants -- Full Service	Eden	NC		834	838	-	-	834	838	1,672	(87)	2004	12/21/2017
Restaurants -- Full Service	Greenville	NC		948	684	-	-	948	684	1,632	(65)	2000	12/21/2017
Restaurants -- Full Service	Hickory	NC		571	511	-	-	571	511	1,082	(58)	1999	12/21/2017
Restaurants -- Full Service	Lumberton	NC		1,084	587	-	-	1,084	587	1,671	(73)	1998	12/21/2017
Restaurants -- Full Service	Mt. Airy	NC		613	482	-	-	613	482	1,095	(51)	2004	12/21/2017
Restaurants -- Full Service	Roanoke Rapids	NC	(f)	852	1,015	-	-	852	1,015	1,867	(83)	2002	12/21/2017
Restaurants -- Full Service	Spring Lake	NC		396	306	-	-	396	306	702	(34)	2006	12/21/2017
Restaurants -- Full Service	Wilkesboro	NC	(f)	529	471	-	-	529	471	1,000	(55)	2003	12/21/2017
Restaurants -- Full Service	Cambridge	OH	(f)	843	538	-	-	843	538	1,381	(70)	2002	12/21/2017
Restaurants -- Full Service	Dayton	OH		573	851	-	-	573	851	1,424	(86)	2005	12/21/2017
Restaurants -- Full Service	Mt. Vernon	OH		393	506	-	-	393	506	899	(59)	2002	12/21/2017
Restaurants -- Full Service	Streetsboro	OH	(f)	732	598	-	-	732	598	1,330	(58)	2001	12/21/2017
Car Dealers	Oklahoma City	OK	(f)	651	1,021	-	-	651	1,021	1,672	(111)	1946	12/21/2017
Restaurants -- Full Service	Mill Hall	PA		578	228	-	-	578	228	806	(28)	2002	12/21/2017
Restaurants -- Full Service	Moosic	PA	(f)	627	1,084	-	-	627	1,084	1,711	(84)	2003	12/21/2017
Restaurants -- Full Service	NEW FREEDOM	PA		1,006	733	-	-	1,006	733	1,739	(84)	2004	12/21/2017
Restaurants -- Full Service	Philadelphia	PA		2,055	1,248	-	-	2,055	1,248	3,303	(116)	2002	12/21/2017
Restaurants -- Full Service	Lexington	SC	(f)	651	570	-	-	651	570	1,221	(46)	2007	12/21/2017
Restaurants -- Full Service	Simpsonville	SC		1,100	563	-	-	1,100	563	1,663	(66)	2004	12/21/2017
Restaurants -- Full Service	Alcoa	TN	(f)	761	261	-	-	761	261	1,022	(40)	2007	12/21/2017
Restaurants -- Full Service	DANDRIDGE	TN		899	891	-	-	899	891	1,790	(88)	2005	12/21/2017
Restaurants -- Full Service	Knoxville	TN	(f)	847	824	-	-	847	824	1,671	(67)	2004	12/21/2017
Car Dealers	Houston	TX	(f)	3,463	5,678	-	-	3,463	5,678	9,141	(513)	1977	12/21/2017
Restaurants -- Full Service	Charles Town	WV	(f)	864	197	-	-	864	197	1,061	(32)	2002	12/21/2017
Restaurants -- Full Service	Martinsburg	WV		552	480	-	-	552	480	1,032	(53)	1998	12/21/2017
Car Dealers	Jacksonville	FL		1,915	3,132	-	-	1,915	3,132	5,047	(221)	2017	12/26/2017
Health Clubs	Niles	IL	(f)	1,259	2,152	-	-	1,259	2,152	3,411	(188)	1993	12/27/2017
Child Day Care Services	Spring Branch	TX		895	-	571	1,702	1,466	1,702	3,168	(126)	2018	12/27/2017
Other Professional, Scientific, and Technical Services	Salem	OR		154	312	-	-	154	312	466	(36)	1980	12/29/2017
Other Professional, Scientific, and Technical Services	Memphis	TN		166	280	-	-	166	280	446	(34)	1968	12/29/2017
Other Professional, Scientific, and Technical Services	Ocala	FL		507	464	-	-	507	464	971	(63)	1964	01/02/2018
Automotive Repair and Maintenance	Arlington	TX	(f)	1,979	3,396	-	-	1,979	3,396	5,375	(247)	2010	01/09/2018
Automotive Repair and Maintenance	Burleson	TX	(f)	1,483	2,726	-	-	1,483	2,726	4,209	(209)	2008	01/09/2018
Automotive Repair and Maintenance	Hurst	TX	(f)	524	2,431	-	-	524	2,431	2,955	(184)	2010	01/09/2018
Automotive Repair and Maintenance	Mansfield	TX	(f)	774	2,065	-	-	774	2,065	2,839	(196)	2012	01/09/2018
Automotive Repair and Maintenance	Saginaw	TX		1,928	3,624	-	-	1,928	3,624	5,552	(264)	2014	01/09/2018
Automotive Repair and Maintenance	The Colony	TX		973	2,618	-	-	973	2,618	3,591	(162)	2010	01/09/2018
Automotive Repair and Maintenance	Westworth Village	TX	(f)	2,011	2,261	-	-	2,011	2,261	4,272	(177)	2013	01/09/2018
Automotive Repair and Maintenance	Miramar	FL		983	1,482	-	-	983	1,482	2,465	(106)	2011	01/11/2018
Health Clubs	Plymouth	MN	(f)	1,198	597	-	2,158	1,198	2,755	3,953	(170)	1998	01/11/2018
Chemical and Allied Products Merchant Wholesalers	Oldsmar	FL		278	743	-	-	278	743	1,021	(47)	1989	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Oldsmar	FL		119	1,415	-	-	119	1,415	1,534	(71)	1990	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Hyannis	MA		214	170	-	-	214	170	384	(20)	1963	01/19/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Chemical and Allied Products Merchant Wholesalers	Hagerstown	MD		263	94	-	-	263	94	357	(23)	1989	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Carlisle	PA		354	336	-	-	354	336	690	(49)	1971	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Lancaster	PA		56	306	-	-	56	306	362	(24)	1990	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Providence	RI		479	1,031	-	-	479	1,031	1,510	(91)	1964	01/19/2018
Chemical and Allied Products Merchant Wholesalers	Hereford	TX		77	348	-	-	77	348	425	(23)	1966	01/19/2018
Automotive Repair and Maintenance	Andover	KS	(f)	603	1	226	1,892	829	1,893	2,722	(79)	2018	01/23/2018
Automotive Repair and Maintenance	Derby	KS		900	2,573	-	-	900	2,573	3,473	(158)	2013	01/23/2018
Aerospace Product and Parts Manufacturing	Wixom	MI		3,674	8,844	-	-	3,674	8,844	12,518	(818)	1989	01/26/2018
Other Professional, Scientific, and Technical Services	Panama City	FL		707	516	-	-	707	516	1,223	(78)	1983	02/02/2018
Aerospace Product and Parts Manufacturing	Newington	CT		1,470	7,837	-	-	1,470	7,837	9,307	(581)	1953	02/09/2018
Restaurants -- Full Service	Olean	NY		433	715	-	-	433	715	1,148	(57)	1977	02/12/2018
Restaurants -- Full Service	Ashland	OH		479	604	-	-	479	604	1,083	(48)	1971	02/12/2018
Restaurants -- Full Service	Ashtabula	OH		340	912	-	-	340	912	1,252	(84)	1976	02/12/2018
Restaurants -- Full Service	Austintown	OH		740	681	-	-	740	681	1,421	(68)	1991	02/12/2018
Restaurants -- Full Service	Canton	OH		555	1,285	-	-	555	1,285	1,840	(111)	1989	02/12/2018
Restaurants -- Full Service	Middleburg Heights	OH		930	914	-	-	930	914	1,844	(85)	1987	02/12/2018
Restaurants -- Full Service	Warren	OH		394	830	-	-	394	830	1,224	(71)	1999	02/12/2018
Restaurants -- Full Service	Youngstown	OH		645	1,199	-	-	645	1,199	1,844	(106)	1985	02/12/2018
Restaurants -- Full Service	Bradford	PA		183	701	-	-	183	701	884	(58)	1977	02/12/2018
Restaurants -- Full Service	Clarion	PA		186	670	-	-	186	670	856	(55)	1977	02/12/2018
Restaurants -- Full Service	Corry	PA		171	780	-	-	171	780	951	(60)	1977	02/12/2018
Restaurants -- Full Service	Edinboro	PA		231	673	-	-	231	673	904	(57)	1973	02/12/2018
Restaurants -- Full Service	Erie	PA		223	812	-	-	223	812	1,035	(64)	1973	02/12/2018
Restaurants -- Full Service	Erie	PA		389	656	-	-	389	656	1,045	(58)	1973	02/12/2018
Restaurants -- Full Service	Erie	PA		155	608	-	-	155	608	763	(47)	1973	02/12/2018
Restaurants -- Full Service	Grove City	PA		208	705	-	-	208	705	913	(63)	1976	02/12/2018
Restaurants -- Full Service	Hermitage	PA		517	971	-	-	517	971	1,488	(90)	1978	02/12/2018
Restaurants -- Full Service	Indiana	PA		227	507	-	-	227	507	734	(43)	1978	02/12/2018
Restaurants -- Full Service	Meadville	PA		364	1,584	-	-	364	1,584	1,948	(127)	1983	02/12/2018
Restaurants -- Full Service	Titusville	PA		132	574	-	-	132	574	706	(46)	1979	02/12/2018
Restaurants -- Full Service	Warren	PA		244	1,047	-	-	244	1,047	1,291	(90)	1970	02/12/2018
Automotive Repair and Maintenance	Winston-Salem	NC	(f)	1,321	3,254	-	-	1,321	3,254	4,575	(184)	2017	02/13/2018
Automotive Repair and Maintenance	Winston-Salem	NC		1,926	2,912	-	-	1,926	2,912	4,838	(178)	2016	02/13/2018
Automotive Repair and Maintenance	Little Rock	AR	(f)	1,190	3,179	-	-	1,190	3,179	4,369	(225)	1999	02/20/2018
Other Personal Services	Madison	WI	(f)	694	1,083	-	-	694	1,083	1,777	(113)	1972	02/22/2018
Other Professional, Scientific, and Technical Services	Danville	IL		199	1,142	-	-	199	1,142	1,341	(83)	1997	02/28/2018
Outpatient Care Centers	Virginia Beach	VA		416	761	-	-	416	761	1,177	(78)	1981	02/28/2018
Offices of Dentists	Palatine	IL		408	1,118	-	-	408	1,118	1,526	(82)	1991	03/05/2018
Office Furniture (including Fixtures) Manufacturing	Jasper	GA		1,705	5,236	-	-	1,705	5,236	6,941	(523)	1981	03/09/2018
Office Furniture (including Fixtures) Manufacturing	Royston	GA		1,972	5,106	-	-	1,972	5,106	7,078	(594)	1965	03/09/2018
Paint, Coating, and Adhesive Manufacturing	Phoenix	AZ	(f)	799	4,503	-	-	799	4,503	5,302	(236)	2016	03/13/2018
Other Professional, Scientific, and Technical Services	Arlington	TX		817	3,139	-	-	817	3,139	3,956	(167)	1997	03/14/2018
Other Professional, Scientific, and Technical Services	Brownsville	TX		53	348	-	567	53	915	968	(39)	1993	03/16/2018
Other Professional, Scientific, and Technical Services	Port Isabel	TX		196	277	-	-	196	277	473	(22)	1996	03/16/2018
Child Day Care Services	Doral	FL		746	1,793	-	-	746	1,793	2,539	(99)	2001	03/19/2018
Car Dealers	Tempe	AZ		3,009	3,267	466	1,203	3,475	4,470	7,945	(226)	2018	03/23/2018
Forging and Stamping	Sterling Heights	MI		2,697	14,754	-	-	2,697	14,754	17,451	(946)	1977	03/23/2018
Restaurants -- Limited Service	Akron	OH		114	980	-	-	114	980	1,094	(63)	1950	03/23/2018
Restaurants -- Limited Service	Ashland	OH		176	1,089	-	-	176	1,089	1,265	(75)	1969	03/23/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Limited Service	Blairsville	PA		194	1,332	-	-	194	1,332	1,526	(96)	1997	03/23/2018
Restaurants -- Limited Service	Leechburg	PA		275	1,161	-	-	275	1,161	1,436	(81)	1970	03/23/2018
Restaurants -- Full Service	Conyers	GA	(f)	823	1,309	-	-	823	1,309	2,132	(113)	1993	03/28/2018
Restaurants -- Full Service	Fayetteville	GA	(f)	781	1,475	-	-	781	1,475	2,256	(112)	1993	03/28/2018
Restaurants -- Full Service	Baton Rouge	LA	(f)	1,487	1,194	-	-	1,487	1,194	2,681	(108)	1994	03/28/2018
Restaurants -- Full Service	Baton Rouge	LA	(f)	2,091	1,258	-	-	2,091	1,258	3,349	(118)	1983	03/28/2018
Restaurants -- Full Service	Covington	LA	(f)	1,026	759	-	-	1,026	759	1,785	(79)	2003	03/28/2018
Restaurants -- Full Service	Gretna	LA	(f)	1,089	1,589	-	-	1,089	1,589	2,678	(128)	1983	03/28/2018
Restaurants -- Full Service	Memphis	TN	(f)	718	2,548	-	-	718	2,548	3,266	(205)	1985	03/28/2018
Car Dealers	Akron	OH		2,089	2,426	-	-	2,089	2,426	4,515	(149)	2013	03/29/2018
Car Dealers	Beachwood	OH		2,829	6,791	-	-	2,829	6,791	9,620	(371)	2015	03/29/2018
Car Dealers	Cleveland	OH		1,716	4,171	-	-	1,716	4,171	5,887	(225)	2009	03/29/2018
Restaurants -- Full Service	Brookings	SD		951	1,805	-	-	951	1,805	2,756	(108)	2003	03/29/2018
Health Clubs	Mesa	AZ		1,626	4,716	-	-	1,626	4,716	6,342	(307)	1998	03/30/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Muscatine	IA	(f)	775	4,118	660	4,963	1,435	9,081	10,516	(540)	1974	03/30/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Fairbury	IL	(f)	127	404	-	-	127	404	531	(46)	1975	03/30/2018
Other Motor Vehicle Dealers	Meredith	NH	(f)	389	6,333	-	-	389	6,333	6,722	(280)	2003	03/30/2018
Other Motor Vehicle Dealers	North Conway	NH	(f)	53	544	-	-	53	544	597	(33)	1975	03/30/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Wayland	NY	(f)	133	416	-	-	133	416	549	(40)	1986	03/30/2018
Other Professional, Scientific, and Technical Services	Houston	TX	(f)	311	757	-	-	311	757	1,068	(52)	2002	03/30/2018
Other Professional, Scientific, and Technical Services	Hurst	TX	(f)	288	598	-	-	288	598	886	(34)	1997	03/30/2018
Other Professional, Scientific, and Technical Services	Manvel	TX	(f)	307	461	-	-	307	461	768	(39)	1972	03/30/2018
Furniture Stores	Towson	MD		1,039	7,618	-	-	1,039	7,618	8,657	(478)	1963	04/06/2018
Furniture Stores	Altoona	PA		1,322	7,316	-	-	1,322	7,316	8,638	(407)	1978	04/06/2018
Furniture Stores	Mount Pleasant	PA		102	3,308	-	-	102	3,308	3,410	(201)	1924	04/06/2018
Fabric Mills	Spring City	PA		1,858	4,024	-	-	1,858	4,024	5,882	(318)	1989	04/12/2018
Fabric Mills	Independence	VA		698	627	-	-	698	627	1,325	(45)	1979	04/12/2018
Other Personal Services	Winter Garden	FL		1,249	130	1,463	2,608	2,712	2,738	5,450	(142)	2018	04/13/2018
Other Personal Services	Greenville	SC		837	1,202	1,044	1,286	1,881	2,488	4,369	(154)	2018	04/13/2018
Other Personal Services	Indian Land	SC		464	185	996	2,834	1,460	3,019	4,479	(24)	2019	04/13/2018
Other Professional, Scientific, and Technical Services	Harlingen	TX		414	547	-	-	414	547	961	(64)	2000	04/13/2018
Restaurants -- Limited Service	Auburn	IN	(f)	269	345	-	-	269	345	614	(44)	1968	04/18/2018
Restaurants -- Limited Service	Elkhart	IN	(f)	193	312	-	-	193	312	505	(35)	1984	04/18/2018
Restaurants -- Limited Service	Elkhart	IN	(f)	274	409	-	-	274	409	683	(46)	1980	04/18/2018
Restaurants -- Limited Service	Fort Wayne	IN	(f)	213	262	-	-	213	262	475	(36)	1985	04/18/2018
Restaurants -- Limited Service	Goshen	IN	(f)	242	243	-	-	242	243	485	(31)	1971	04/18/2018
Restaurants -- Limited Service	Marion	IN	(f)	215	251	-	-	215	251	466	(33)	1968	04/18/2018
Restaurants -- Limited Service	Plymouth	IN	(f)	191	363	-	-	191	363	554	(30)	1973	04/18/2018
Restaurants -- Limited Service	Syracuse	IN	(f)	166	200	-	-	166	200	366	(26)	1978	04/18/2018
Restaurants -- Limited Service	Wabash	IN	(f)	346	267	-	-	346	267	613	(33)	1959	04/18/2018
Restaurants -- Limited Service	Warsaw	IN	(f)	279	374	-	-	279	374	653	(36)	1970	04/18/2018
Restaurants -- Limited Service	Warsaw	IN	(f)	310	284	-	-	310	284	594	(34)	1964	04/18/2018
Other Professional, Scientific, and Technical Services	Garland	TX	(f)	297	360	-	-	297	360	657	(37)	1965	04/23/2018
Plastics Product Manufacturing	Rochester	NY	(f)	650	4,107	-	-	650	4,107	4,757	(391)	1998	04/27/2018
Plastics Product Manufacturing	Circleville	OH	(f)	834	5,574	-	-	834	5,574	6,408	(508)	1966	04/27/2018
Plastics Product Manufacturing	Marion	OH	(f)	2,591	8,000	-	-	2,591	8,000	10,591	(846)	1999	04/27/2018
Family Entertainment Centers	Lubbock	TX	(f)	962	-	1,529	3,066	2,491	3,066	5,557	(154)	1993	04/27/2018
Other Fabricated Metal Product Manufacturing	Grand Junction	CO		390	1,789	10	433	400	2,222	2,622	(125)	1976	04/30/2018
Other Professional, Scientific, and Technical Services	Newnan	GA		743	1,544	-	-	743	1,544	2,287	(108)	2008	05/07/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Oxford	MS		490	1,035	-	-	490	1,035	1,525	(82)	1974	05/07/2018
Automotive Repair and Maintenance	Eden Prairie	MN		920	2,059	-	75	920	2,134	3,054	(197)	1960	05/10/2018
Semiconductor and Other Electronic Component Manufacturing	Rochester	NY		337	1,674	-	-	337	1,674	2,011	(162)	1971	05/11/2018
Other Professional, Scientific, and Technical Services	Centennial	CO		413	1,412	387	737	800	2,149	2,949	(91)	2008	05/15/2018
Restaurants -- Limited Service	Warsaw	IN	(f)	276	290	-	-	276	290	566	(37)	1988	05/15/2018
Other Professional, Scientific, and Technical Services	Haines City	FL		211	596	-	-	211	596	807	(58)	1950	05/18/2018
Bowling Centers	Buford	GA	(f)	1,103	2,702	-	-	1,103	2,702	3,805	(179)	2004	05/22/2018
Bowling Centers	Loganville	GA	(f)	883	3,323	-	-	883	3,323	4,206	(208)	2007	05/22/2018
Bowling Centers	Stone Mountain	GA	(f)	1,458	3,549	-	-	1,458	3,549	5,007	(324)	1996	05/22/2018
Restaurants -- Full Service	Orange Village	OH		2,448	-	449	5,191	2,897	5,191	8,088	(173)	2018	05/23/2018
Other Professional, Scientific, and Technical Services	New Port Richey	FL		240	292	-	-	240	292	532	(30)	1985	05/30/2018
Restaurants -- Full Service	St. Charles	IL		1,220	3,802	4	14	1,224	3,816	5,040	(200)	2017	05/30/2018
Death Care Services	Snellville	GA		1,733	3,921	-	-	1,733	3,921	5,654	(203)	1984	06/01/2018
Automotive Repair and Maintenance	Washington	MO		1,132	488	424	1,273	1,556	1,761	3,317	(92)	2018	06/01/2018
Death Care Services	Newland	NC		515	1,548	-	-	515	1,548	2,063	(98)	1989	06/01/2018
Death Care Services	Spruce Pine	NC		396	1,247	-	-	396	1,247	1,643	(74)	1951	06/01/2018
Death Care Services	Bristol	TN		772	1,991	-	-	772	1,991	2,763	(96)	1948	06/01/2018
Death Care Services	Elizabethton	TN		814	3,949	-	-	814	3,949	4,763	(183)	1950	06/01/2018
Death Care Services	Elizabethton	TN		406	2,607	-	-	406	2,607	3,013	(146)	1920	06/01/2018
Death Care Services	Roan Mountain	TN		144	569	-	-	144	569	713	(31)	1974	06/01/2018
Other Professional, Scientific, and Technical Services	Texarkana	TX		300	720	-	-	300	720	1,020	(48)	1989	06/01/2018
Death Care Services	Bristol	VA		689	1,116	-	-	689	1,116	1,805	(79)	1970	06/01/2018
Death Care Services	Damascus	VA		309	2,575	-	-	309	2,575	2,884	(119)	1921	06/01/2018
Other Professional, Scientific, and Technical Services	Melissa	TX		297	608	-	-	297	608	905	(43)	2007	06/04/2018
Outpatient Care Centers	Bessemer	AL		297	730	-	-	297	730	1,027	(56)	2000	06/06/2018
Offices of Physicians	Douglas	GA	(f)	53	471	-	-	53	471	524	(28)	1999	06/06/2018
Offices of Physicians	Tifton	GA	(f)	172	822	21	327	193	1,149	1,342	(68)	1990	06/06/2018
Offices of Physicians	Valdosta	GA	(f)	622	2,625	-	-	622	2,625	3,247	(118)	2017	06/06/2018
Metalworking Machinery Manufacturing	Fenton	MI		499	2,222	-	-	499	2,222	2,721	(204)	1968	06/07/2018
Metalworking Machinery Manufacturing	Temperance	MI		341	1,349	-	1,783	341	3,132	3,473	(126)	1987	06/07/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	New Albany	MS		2,346	15,393	-	-	2,346	15,393	17,739	(888)	1995	06/07/2018
Other Professional, Scientific, and Technical Services	Ruskin	FL		222	913	-	-	222	913	1,135	(61)	1965	06/11/2018
Child Day Care Services	Bloomington	MN		637	645	-	150	637	795	1,432	(77)	1988	06/14/2018
Automotive Repair and Maintenance	Arnold	MO		1,003	328	629	1,330	1,632	1,658	3,290	(99)	2018	06/15/2018
Furniture Stores	Succasunna	NJ	(f)	777	3,640	-	-	777	3,640	4,417	(204)	1946	06/15/2018
Car Dealers	Indianapolis	IN		512	611	797	3,250	1,309	3,861	5,170	(150)	2018	06/22/2018
Automotive Repair and Maintenance	Eureka	MO		754	362	646	1,383	1,400	1,745	3,145	(95)	2018	06/22/2018
Health Clubs	Columbus	OH	(f)	605	1,143	-	-	605	1,143	1,748	(77)	2014	06/22/2018
Restaurants -- Limited Service	Abbeville	SC		503	905	-	-	503	905	1,408	(82)	1990	06/22/2018
Restaurants -- Limited Service	Greenwood	SC		488	668	-	-	488	668	1,156	(61)	1987	06/22/2018
Restaurants -- Limited Service	Greenwood	SC		402	955	-	-	402	955	1,357	(67)	1996	06/22/2018
Restaurants -- Limited Service	Honea Path	SC		360	1,017	-	-	360	1,017	1,377	(81)	1994	06/22/2018
Restaurants -- Limited Service	Iva	SC		791	547	64	380	855	927	1,782	(93)	1998	06/22/2018
Restaurants -- Limited Service	Laurens	SC		356	850	-	-	356	850	1,206	(61)	1989	06/22/2018
Restaurants -- Limited Service	Newberry	SC		881	497	66	399	947	896	1,843	(69)	1999	06/22/2018
Restaurants -- Limited Service	Saluda	SC		260	907	-	-	260	907	1,167	(64)	1992	06/22/2018
Restaurants -- Limited Service	Ware Shoals	SC		290	475	45	396	335	871	1,206	(60)	1997	06/22/2018
Restaurants -- Full Service	Colorado Springs	CO		406	879	-	-	406	879	1,285	(55)	1986	06/26/2018
Restaurants -- Full Service	La Junta	CO		161	943	-	-	161	943	1,104	(44)	1974	06/26/2018
Restaurants -- Full Service	Lamar	CO		174	600	-	-	174	600	774	(32)	1972	06/26/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Full Service	Atchison	KS		285	960	-	-	285	960	1,245	(47)	1969	06/26/2018
Restaurants -- Full Service	Gardner	KS		438	1,127	-	-	438	1,127	1,565	(68)	1977	06/26/2018
Restaurants -- Full Service	Hays	KS		254	770	-	-	254	770	1,024	(46)	1978	06/26/2018
Restaurants -- Full Service	Hutchinson	KS		305	1,229	-	-	305	1,229	1,534	(63)	1977	06/26/2018
Restaurants -- Full Service	Hutchinson	KS		117	828	-	-	117	828	945	(39)	2003	06/26/2018
Restaurants -- Full Service	Lansing	KS		228	1,067	-	-	228	1,067	1,295	(63)	1975	06/26/2018
Restaurants -- Full Service	Leavenworth	KS		248	756	-	-	248	756	1,004	(42)	2008	06/26/2018
Restaurants -- Full Service	Olathe	KS		426	989	-	-	426	989	1,415	(49)	1989	06/26/2018
Restaurants -- Full Service	Russell	KS		271	643	-	-	271	643	914	(41)	1982	06/26/2018
Restaurants -- Full Service	Holts Summit	MO		196	578	-	-	196	578	774	(40)	1995	06/26/2018
Restaurants -- Full Service	Knob Noster	MO		114	611	-	-	114	611	725	(29)	1987	06/26/2018
Restaurants -- Full Service	Mexico	MO		219	1,106	-	-	219	1,106	1,325	(56)	1995	06/26/2018
Automotive Repair and Maintenance	Clemmons	NC	(f)	989	2,338	-	-	989	2,338	3,327	(110)	2018	06/26/2018
Child Day Care Services	Moncks Corner	SC	(f)	501	4	663	1,966	1,164	1,970	3,134	(55)	2019	06/26/2018
Other Professional, Scientific, and Technical Services	Weslaco	TX		290	1,044	-	-	290	1,044	1,334	(61)	1975	06/26/2018
Other Personal Services	Evergreen	CO	(f)	171	1,047	-	-	171	1,047	1,218	(55)	1968	06/27/2018
Death Care Services	Lawrenceville	GA		1,224	2,027	-	-	1,224	2,027	3,251	(134)	1963	06/27/2018
Other Personal Services	Mooresville	NC		1,073	2,838	-	-	1,073	2,838	3,911	(143)	2018	06/27/2018
Other Professional, Scientific, and Technical Services	Portland	OR	(f)	326	444	-	-	326	444	770	(26)	1968	06/27/2018
Death Care Services	Johnson City	TN		1,766	2,725	-	-	1,766	2,725	4,491	(163)	2001	06/27/2018
Car Dealers	Oak Brook	IL		2,110	472	775	4,069	2,885	4,541	7,426	(138)	2018	06/28/2018
Other Personal Services	Huntingdon Valley	PA	(f)	404	4,205	-	-	404	4,205	4,609	(174)	1964	06/28/2018
Family Entertainment Centers	Southlake	TX	(f)	2,257	2,578	75	925	2,332	3,503	5,835	(280)	2005	06/28/2018
Family Entertainment Centers	Clearfield	UT	(f)	720	3,261	120	880	840	4,141	4,981	(176)	2005	06/28/2018
Plastics Product Manufacturing	Thomson	GA		1,054	6,796	-	-	1,054	6,796	7,850	(387)	1984	06/29/2018
Steel Product Manufacturing from Purchased Steel	Munhall	PA		4,461	5,559	-	-	4,461	5,559	10,020	(544)	1996	06/29/2018
Automotive Repair and Maintenance	Bourbonnais	IL		444	2,100	-	-	444	2,100	2,544	(104)	2010	07/02/2018
Automotive Repair and Maintenance	Markham	IL		391	2,574	-	-	391	2,574	2,965	(142)	1962	07/02/2018
Automotive Repair and Maintenance	Normal	IL		396	2,067	-	-	396	2,067	2,463	(99)	2014	07/02/2018
Automotive Repair and Maintenance	Peoria	IL		357	2,035	-	-	357	2,035	2,392	(96)	2013	07/02/2018
Automotive Repair and Maintenance	Peoria	IL		293	2,029	-	-	293	2,029	2,322	(89)	2015	07/02/2018
Automotive Repair and Maintenance	Dyer	IN		748	2,197	-	-	748	2,197	2,945	(108)	2013	07/02/2018
Automotive Repair and Maintenance	Hammond	IN		332	2,051	-	-	332	2,051	2,383	(95)	2012	07/02/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Grand Rapids	MI		4,548	13,067	-	-	4,548	13,067	17,615	(1,109)	1966	07/06/2018
Health Clubs	Chandler	AZ	(f)	2,662	988	-	4,835	2,662	5,823	8,485	(232)	1993	07/10/2018
Other Professional, Scientific, and Technical Services	Gastonia	NC		360	472	-	-	360	472	832	(43)	2001	07/12/2018
Health Clubs	Cape Coral	FL		2,153	4,737	-	-	2,153	4,737	6,890	(219)	2008	07/13/2018
Child Day Care Services	Parma	OH	(f)	436	2,813	-	-	436	2,813	3,249	(157)	2002	07/19/2018
Child Day Care Services	Solon	OH	(f)	361	2,531	-	-	361	2,531	2,892	(138)	1956	07/19/2018
Child Day Care Services	Strongsville	OH	(f)	741	1,943	-	-	741	1,943	2,684	(175)	1994	07/19/2018
Child Day Care Services	Westlake	OH	(f)	676	1,731	-	-	676	1,731	2,407	(146)	1990	07/19/2018
Other Personal Services	Jacksonville	FL		2,426	2,383	-	-	2,426	2,383	4,809	(138)	2007	07/20/2018
Health Clubs	Boalsburg	PA	(f)	395	-	-	1,417	395	1,417	1,812	-	2018	07/24/2018
Car Dealers	Warrensville Heights	OH		1,938	3,462	-	-	1,938	3,462	5,400	(187)	2018	07/26/2018
Metal and Mineral Merchant Wholesalers	South Bend	IN		496	2,224	-	-	496	2,224	2,720	(134)	1978	07/31/2018
Metal and Mineral Merchant Wholesalers	Monroe	MI		1,060	2,362	-	-	1,060	2,362	3,422	(151)	1997	07/31/2018
Metal and Mineral Merchant Wholesalers	Warren	MI		227	2,391	-	-	227	2,391	2,618	(120)	1986	07/31/2018
Metal and Mineral Merchant Wholesalers	Warren	MI		644	2,577	-	-	644	2,577	3,221	(144)	1967	07/31/2018
Metal and Mineral Merchant Wholesalers	Green Bay	WI		1,034	3,595	-	-	1,034	3,595	4,629	(219)	1967	07/31/2018
Automotive Repair and Maintenance	Hugo	MN		245	293	490	2,089	735	2,382	3,117	(92)	2018	08/02/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Other Professional, Scientific, and Technical Services	Port Charlotte	FL		265	507	-	-	265	507	772	(30)	1993	08/07/2018
Other Professional, Scientific, and Technical Services	Cary	NC		399	1,031	-	-	399	1,031	1,430	(58)	1997	08/07/2018
Other Professional, Scientific, and Technical Services	Las Vegas	NV		215	808	-	-	215	808	1,023	(46)	1980	08/14/2018
Farm and Ranch Supply Stores	Danville	IL		1,071	4,163	-	-	1,071	4,163	5,234	(259)	1986	08/17/2018
Farm and Ranch Supply Stores	Gibson City	IL		687	2,311	-	-	687	2,311	2,998	(144)	1976	08/17/2018
Farm and Ranch Supply Stores	Homer Glen	IL		1,755	3,519	-	-	1,755	3,519	5,274	(287)	1981	08/17/2018
Farm and Ranch Supply Stores	Pekin	IL		1,687	5,604	-	-	1,687	5,604	7,291	(418)	1984	08/17/2018
Farm and Ranch Supply Stores	Pontiac	IL		434	3,658	-	-	434	3,658	4,092	(267)	1972	08/17/2018
Farm and Ranch Supply Stores	Rochelle	IL		1,694	1,817	-	-	1,694	1,817	3,511	(173)	1986	08/17/2018
Farm and Ranch Supply Stores	Tilton	IL		662	4,241	-	-	662	4,241	4,903	(324)	1987	08/17/2018
Farm and Ranch Supply Stores	Watseka	IL		688	4,255	-	-	688	4,255	4,943	(329)	1993	08/17/2018
Farm and Ranch Supply Stores	Crawfordsville	IN		2,099	4,530	-	-	2,099	4,530	6,629	(282)	1991	08/17/2018
Farm and Ranch Supply Stores	Michigan City	IN		939	5,278	-	-	939	5,278	6,217	(262)	1991	08/17/2018
Farm and Ranch Supply Stores	Rochester	IN		924	3,428	-	-	924	3,428	4,352	(207)	1990	08/17/2018
Farm and Ranch Supply Stores	Wabash	IN		1,824	3,752	-	-	1,824	3,752	5,576	(316)	1991	08/17/2018
Farm and Ranch Supply Stores	Warsaw	IN		1,615	5,744	-	-	1,615	5,744	7,359	(428)	1989	08/17/2018
Lumber and Other Construction Materials Merchant Wholesalers	Stillwater	MN		1,810	1,236	-	-	1,810	1,236	3,046	(123)	1979	08/17/2018
Lumber and Other Construction Materials Merchant Wholesalers	Hudson	WI		1,548	2,828	-	-	1,548	2,828	4,376	(206)	1966	08/17/2018
Offices of Physicians	Boynton Beach	FL	(f)	2,346	3,210	-	-	2,346	3,210	5,556	(129)	1988	08/21/2018
Offices of Physicians	Wellington	FL	(f)	206	2,344	-	-	206	2,344	2,550	(65)	2014	08/21/2018
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Hartford	AL		235	2,657	-	-	235	2,657	2,892	(130)	2004	08/24/2018
Child Day Care Services	Roseville	MN	(f)	440	1,060	197	38	637	1,098	1,735	(67)	1951	08/24/2018
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Chattanooga	TN		2,255	7,055	-	-	2,255	7,055	9,310	(341)	1985	08/24/2018
Outpatient Care Centers	Chatsworth	GA		157	201	-	-	157	201	358	(19)	1966	08/29/2018
Restaurants -- Full Service	Ashland	KY		60	2,697	-	-	60	2,697	2,757	(90)	1907	08/30/2018
Outpatient Care Centers	Brasstown	NC		220	174	-	-	220	174	394	(14)	1993	08/30/2018
Restaurants -- Full Service	Barboursville	WV		578	1,883	-	-	578	1,883	2,461	(97)	1995	08/30/2018
Restaurants -- Full Service	Huntington	WV		260	2,891	-	-	260	2,891	3,151	(103)	1960	08/30/2018
Restaurants -- Full Service	Hurricane	WV		815	2,336	-	-	815	2,336	3,151	(102)	1995	08/30/2018
Child Day Care Services	Jacksonville	FL	(f)	1,002	1,431	-	889	1,002	2,320	3,322	(77)	1991	08/31/2018
Automotive Repair and Maintenance	Cypress	TX		1,309	2,200	-	-	1,309	2,200	3,509	(114)	2017	08/31/2018
Automotive Repair and Maintenance	Mission	TX		1,272	2,408	-	-	1,272	2,408	3,680	(120)	2017	08/31/2018
Automotive Repair and Maintenance	Pasadena	TX		1,088	2,091	-	-	1,088	2,091	3,179	(106)	2017	08/31/2018
Architectural and Structural Metals Manufacturing	Alexandria	MN		853	2,832	-	-	853	2,832	3,685	(178)	1976	09/04/2018
Architectural and Structural Metals Manufacturing	Sauk Centre	MN		859	5,568	-	-	859	5,568	6,427	(299)	1973	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Glade Valley	NC		525	548	-	-	525	548	1,073	(58)	1946	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Mt Airy	NC		743	461	-	-	743	461	1,204	(62)	1991	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	N Wilkesboro	NC		740	283	-	-	740	283	1,023	(32)	1971	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Sparta	NC		957	799	-	-	957	799	1,756	(72)	2000	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	W Jefferson	NC		638	245	-	-	638	245	883	(39)	2009	09/04/2018
Architectural and Structural Metals Manufacturing	Grand Island	NE		1,599	5,442	-	-	1,599	5,442	7,041	(314)	2005	09/04/2018
Lumber and Other Construction Materials Merchant Wholesalers	Galax	VA		676	558	-	-	676	558	1,234	(51)	1986	09/04/2018
Bowling Centers	Chico	CA		1,388	1,802	-	-	1,388	1,802	3,190	(91)	1958	09/07/2018
Bowling Centers	Manteca	CA		4,834	3,240	-	-	4,834	3,240	8,074	(184)	2003	09/07/2018
Automotive Repair and Maintenance	Cleveland	GA	(f)	924	2,246	-	-	924	2,246	3,170	(113)	2018	09/11/2018
Other Professional, Scientific, and Technical Services	Spring	TX		447	1,190	-	-	447	1,190	1,637	(86)	1976	09/13/2018
Other Professional, Scientific, and Technical Services	Clayton	NC		398	727	-	-	398	727	1,125	(39)	1986	09/18/2018
Other Professional, Scientific, and Technical Services	Flower Mound	TX		876	998	-	-	876	998	1,874	(56)	1993	09/18/2018
Health Clubs	Lubbock	TX	(f)	2,140	2,461	-	-	2,140	2,461	4,601	(140)	2005	09/19/2018
Health Clubs	Lubbock	TX	(f)	2,601	3,362	-	-	2,601	3,362	5,963	(229)	1980	09/19/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Berryville	AR		622	507	-	-	622	507	1,129	(68)	1985	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Fayetteville	AR		1,803	1,115	-	-	1,803	1,115	2,918	(111)	1966	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Harrison	AR		1,059	524	-	-	1,059	524	1,583	(73)	1996	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Mountain Home	AR		966	667	-	-	966	667	1,633	(71)	1973	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Rogers	AR		1,796	924	-	-	1,796	924	2,720	(115)	1977	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springdale	AR		1,811	2,519	-	-	1,811	2,519	4,330	(199)	1989	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Anderson	CA	(f)	2,469	2,215	-	-	2,469	2,215	4,684	(214)	2006	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Chico	CA	(f)	2,179	480	-	-	2,179	480	2,659	(119)	1983	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Elk Grove	CA	(f)	4,151	2,044	-	-	4,151	2,044	6,195	(297)	1972	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Jackson	CA	(f)	1,127	288	-	-	1,127	288	1,415	(64)	1999	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Meyers	CA	(f)	1,306	464	-	-	1,306	464	1,770	(77)	1961	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Redding	CA	(f)	1,986	772	-	-	1,986	772	2,758	(122)	1979	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Rocklin	CA	(f)	2,018	473	-	-	2,018	473	2,491	(102)	1976	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	South Lake Tahoe	CA	(f)	1,569	379	-	-	1,569	379	1,948	(98)	1967	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Vacaville	CA	(f)	1,734	530	-	-	1,734	530	2,264	(108)	1985	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Yuba City	CA	(f)	1,948	366	-	-	1,948	366	2,314	(86)	1986	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Bolivar	MO		819	379	-	-	819	379	1,198	(64)	1978	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Branson	MO		1,182	204	-	-	1,182	204	1,386	(49)	1977	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Buffalo	MO		764	513	-	-	764	513	1,277	(79)	1969	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Columbia	MO		916	509	-	-	916	509	1,425	(92)	2002	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	El Dorado Springs	MO		418	325	-	-	418	325	743	(53)	1949	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Jefferson City	MO		985	430	-	-	985	430	1,415	(81)	1983	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Joplin	MO		1,345	209	-	-	1,345	209	1,554	(69)	1978	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Lebanon	MO		706	423	-	-	706	423	1,129	(64)	1984	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Mexico	MO		711	210	-	-	711	210	921	(62)	1970	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Monett	MO		1,167	436	-	-	1,167	436	1,603	(81)	1986	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Mount Vernon	MO		439	236	-	-	439	236	675	(37)	1979	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Nevada	MO		565	445	-	-	565	445	1,010	(54)	1978	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Osage Beach	MO		554	298	-	-	554	298	852	(48)	1991	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Reeds Spring	MO		1,388	709	-	-	1,388	709	2,097	(113)	1994	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Republic	MO		1,342	449	-	-	1,342	449	1,791	(81)	1987	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Rolla	MO		388	1,808	-	-	388	1,808	2,196	(99)	1928	09/25/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Shell Knob	MO		798	617	-	-	798	617	1,415	(77)	1973	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		1,030	1,364	-	-	1,030	1,364	2,394	(130)	1957	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		329	394	-	-	329	394	723	(27)	2002	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		1,210	2,400	-	-	1,210	2,400	3,610	(192)	1970	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		481	727	-	-	481	727	1,208	(64)	1941	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		2,408	381	-	-	2,408	381	2,789	(79)	1979	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springfield	MO		508	315	-	-	508	315	823	(27)	1990	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Carson City	NV	(f)	1,719	960	-	-	1,719	960	2,679	(118)	1960	09/25/2018
Lumber and Other Construction Materials Merchant Wholesalers	Gardnerville	NV	(f)	1,202	864	-	-	1,202	864	2,066	(122)	1987	09/25/2018
Car Dealers	Tampa	FL		3,604	3,877	-	-	3,604	3,877	7,481	(155)	2018	09/27/2018
Satellite Telecommunications	Hauppauge	NY		3,566	16,752	-	-	3,566	16,752	20,318	(733)	1976	09/27/2018
Child Day Care Services	Maple Heights	OH	(f)	339	1,465	-	-	339	1,465	1,804	(106)	1915	09/27/2018
Forging and Stamping	Valparaiso	IN		1,557	1,782	-	-	1,557	1,782	3,339	(184)	1977	09/28/2018
Automotive Repair and Maintenance	Festus	MO		781	70	585	1,685	1,366	1,755	3,121	(77)	2019	09/28/2018
Packaging and Labeling Services	Newcomerstown	OH	(f)	1,945	6,554	-	-	1,945	6,554	8,499	(302)	1991	09/28/2018
Forging and Stamping	Burgettstown	PA		3,241	6,368	-	-	3,241	6,368	9,609	(516)	1965	09/28/2018
Forging and Stamping	Carnegie	PA		1,046	3,853	-	-	1,046	3,853	4,899	(214)	1906	09/28/2018
Forging and Stamping	Carnegie	PA		77	1,483	-	-	77	1,483	1,560	(64)	1961	09/28/2018
Automotive Repair and Maintenance	Brooklyn Park	MN		463	936	-	-	463	936	1,399	(40)	1995	10/03/2018
Semiconductor and Other Electronic Component Manufacturing	Goleta	CA		11,850	15,178	-	-	11,850	15,178	27,028	(803)	1967	10/12/2018
Automotive Repair and Maintenance	Topeka	KS		838	75	616	1,856	1,454	1,931	3,385	(60)	2019	10/12/2018
Restaurants -- Limited Service	Jackson	MS		389	177	-	-	389	177	566	(17)	1990	10/15/2018
Electrical Equipment Manufacturing	Eastanollee	GA		481	3,365	-	-	481	3,365	3,846	(161)	1993	10/17/2018
Electrical Equipment Manufacturing	Oregon	WI		952	3,270	-	125	952	3,395	4,347	(251)	2008	10/17/2018
Child Day Care Services	Mahtomedi	MN	(f)	609	896	48	485	657	1,381	2,038	(63)	2005	10/19/2018
Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	Clear Lake	SD		813	1,381	-	-	813	1,381	2,194	(102)	1978	10/26/2018
Other Professional, Scientific, and Technical Services	Bakersfield	CA		488	213	-	-	488	213	701	(21)	1949	10/31/2018
Aerospace Product and Parts Manufacturing	Chester	CT		628	1,236	-	-	628	1,236	1,864	(62)	1978	10/31/2018
Child Day Care Services	Huntsville	AL	(f)	2,485	631	-	-	2,485	631	3,116	(51)	2004	11/01/2018
Automotive Repair and Maintenance	Salina	KS		401	81	543	1,899	944	1,980	2,924	(50)	2019	11/02/2018
Pulp, Paper, and Paperboard Mills	De Pere	WI		2,892	9,135	-	-	2,892	9,135	12,027	(475)	1992	11/02/2018
General Freight Trucking, Long-Distance	Gladstone	MI		1,507	4,009	-	-	1,507	4,009	5,516	(209)	1996	11/07/2018
Restaurants -- Full Service	Downers Grove	IL		2,422	690	387	7,474	2,809	8,164	10,973	(105)	2019	11/09/2018
Other Professional, Scientific, and Technical Services	Everett	WA		240	783	-	-	240	783	1,023	(48)	1910	11/13/2018
Motor Vehicle Parts Manufacturing	South Bend	IN		588	3,657	-	-	588	3,657	4,245	(163)	1962	11/14/2018
Motor Vehicle Parts Manufacturing	Benton Harbor	MI		718	2,417	-	-	718	2,417	3,135	(121)	1969	11/14/2018
Motor Vehicle Parts Manufacturing	Niles	MI		540	2,212	-	-	540	2,212	2,752	(106)	1976	11/14/2018
Motor Vehicle Parts Manufacturing	Niles	MI		1,155	2,245	-	-	1,155	2,245	3,400	(120)	1980	11/14/2018
Motor Vehicle Parts Manufacturing	Niles	MI		1,558	6,214	-	-	1,558	6,214	7,772	(276)	1951	11/14/2018
Motor Vehicle Parts Manufacturing	St Peters	MO		1,954	2,881	-	-	1,954	2,881	4,835	(165)	1979	11/14/2018
Outpatient Care Centers	Beaumont	TX		699	7,315	-	-	699	7,315	8,014	(223)	2002	11/14/2018
Outpatient Care Centers	Garland	TX		1,082	3,429	-	2,147	1,082	5,576	6,658	(123)	1984	11/14/2018
Outpatient Care Centers	Cullman	AL		170	504	-	-	170	504	674	(22)	2002	11/16/2018
Plastics Product Manufacturing	Asheboro	NC		572	4,424	-	-	572	4,424	4,996	(179)	1987	11/19/2018
Plastics Product Manufacturing	Mocksville	NC		1,260	5,156	-	-	1,260	5,156	6,416	(234)	1996	11/19/2018
Automotive Repair and Maintenance	Topeka	KS		640	80	699	1,828	1,339	1,908	3,247	(48)	2019	11/27/2018
Machinery, Equipment, and Supplies Merchant Wholesalers	Lake City	MN	(f)	360	2,399	-	-	360	2,399	2,759	(102)	2018	11/27/2018
Automotive Repair and Maintenance	Rolla	MO		777	-	207	2,071	984	2,071	3,055	(45)	2019	11/30/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Lumber and Other Construction Materials Merchant Wholesalers	Biddeford	ME		504	2,344	-	-	504	2,344	2,848	(106)	1798	12/03/2018
Lumber and Other Construction Materials Merchant Wholesalers	Kennebunk	ME		380	673	-	-	380	673	1,053	(46)	1987	12/03/2018
Lumber and Other Construction Materials Merchant Wholesalers	Springvale	ME		395	919	-	-	395	919	1,314	(48)	1920	12/03/2018
Other Professional, Scientific, and Technical Services	McAllen	TX		274	311	-	-	274	311	585	(18)	1976	12/05/2018
Other Professional, Scientific, and Technical Services	Marietta	GA		375	402	-	-	375	402	777	(28)	1992	12/06/2018
Farm and Ranch Supply Stores	Allegan	MI		730	857	-	-	730	857	1,587	(69)	1974	12/06/2018
Farm and Ranch Supply Stores	Benton Harbor	MI		1,202	1,359	-	-	1,202	1,359	2,561	(118)	1999	12/06/2018
Commercial and Service Industry Machinery Manufacturing	Salem	NH		1,831	3,054	-	-	1,831	3,054	4,885	(155)	1987	12/07/2018
Corporate Aircraft Repair and Maintenance Facilities	Chattanooga	TN		928	21,059	-	-	928	21,059	21,987	(637)	2018	12/10/2018
Other Professional, Scientific, and Technical Services	Concord	NC		849	1,281	-	-	849	1,281	2,130	(63)	1956	12/11/2018
Other Professional, Scientific, and Technical Services	Magnolia	TX	(f)	394	911	-	-	394	911	1,305	(39)	2014	12/11/2018
Other Professional, Scientific, and Technical Services	Magnolia	TX	(f)	548	969	-	-	548	969	1,517	(44)	2004	12/11/2018
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Bainbridge	GA		1,426	7,622	-	-	1,426	7,622	9,048	(367)	1970	12/14/2018
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Winchester	KY		3,745	17,322	-	-	3,745	17,322	21,067	(648)	1983	12/14/2018
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	East Grand Forks	MN		1,002	6,129	-	-	1,002	6,129	7,131	(228)	1974	12/18/2018
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Rochester	MN		5,326	3,191	-	-	5,326	3,191	8,517	(168)	1966	12/18/2018
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Waverly	MN		1,147	3,539	-	-	1,147	3,539	4,686	(130)	1955	12/18/2018
Other Personal Services	Fort Myers	FL		736	-	-	1,329	736	1,329	2,065	-		12/20/2018
Other Personal Services	Jacksonville	FL		1,150	3,067	-	-	1,150	3,067	4,217	(96)	2018	12/20/2018
Other Personal Services	Sharpsburg	GA		655	-	-	636	655	636	1,291	-		12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Baldwyn	MS		4,953	23,065	-	-	4,953	23,065	28,018	(957)	1996	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Ecru	MS		3,495	6,649	-	-	3,495	6,649	10,144	(353)	2000	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS		2,419	4,508	-	-	2,419	4,508	6,927	(254)	2001	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS	41,690	3,071	10,225	-	-	3,071	10,225	13,296	(483)	2001	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS		628	2,530	-	-	628	2,530	3,158	(109)	2001	12/20/2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	Pontotoc	MS		820	1,940	-	-	820	1,940	2,760	(101)	1989	12/20/2018
Other Motor Vehicle Dealers	Sherwood	AR		3,184	3,224	-	-	3,184	3,224	6,408	(152)	2000	12/21/2018
Medical and Diagnostic Laboratories	Belle Glade	FL	(f)	272	840	-	-	272	840	1,112	(27)	1985	12/21/2018
Medical and Diagnostic Laboratories	Lake Worth	FL	(f)	822	2,503	-	-	822	2,503	3,325	(77)	2003	12/21/2018
Medical and Diagnostic Laboratories	Wellington	FL	(f)	682	3,384	-	-	682	3,384	4,066	(98)	2007	12/21/2018
Medical and Diagnostic Laboratories	Wellington	FL	(f)	552	1,661	-	-	552	1,661	2,213	(49)	2002	12/21/2018
Other Motor Vehicle Dealers	Augusta	GA		4,070	2,119	3,782	2,632	7,852	4,751	12,603	(195)	2015	12/21/2018
Metal and Mineral Merchant Wholesalers	New Hope	MN		1,084	5,058	-	-	1,084	5,058	6,142	(183)	1973	12/21/2018
Car Dealers	Avon	NY		1,090	2,595	-	-	1,090	2,595	3,685	(112)	2006	12/21/2018
Car Dealers	Rochester	NY		3,239	8,532	-	-	3,239	8,532	11,771	(291)	1998	12/21/2018
Car Dealers	Rochester	NY		3,570	1,863	-	-	3,570	1,863	5,433	(154)	2016	12/21/2018
Car Dealers	Rochester	NY		2,726	4,024	-	-	2,726	4,024	6,750	(175)	2015	12/21/2018
Car Dealers	Spencerport	NY		3,790	5,818	-	-	3,790	5,818	9,608	(294)	1963	12/21/2018
Other Motor Vehicle Dealers	Huber Heights	OH		3,023	2,161	1,184	5,278	4,207	7,439	11,646	(172)	2005	12/21/2018
Semiconductor and Other Electronic Component Manufacturing	Ridgeway	SC		2,108	2,945	-	-	2,108	2,945	5,053	(212)	1996	12/21/2018
Architectural and Structural Metals Manufacturing	Orlando	FL		702	1,666	-	-	702	1,666	2,368	(75)	1955	12/26/2018
Office Furniture (including Fixtures) Manufacturing	Owensville	MO		505	4,202	-	-	505	4,202	4,707	(154)	1968	12/26/2018
Architectural and Structural Metals Manufacturing	Lynchburg	VA		277	5,807	-	-	277	5,807	6,084	(205)	1950	12/26/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Architectural and Structural Metals Manufacturing	Lynchburg	VA		1,228	6,728	-	-	1,228	6,728	7,956	(289)	1950	12/26/2018
Grocery and Related Product Merchant Wholesalers	Yuma	AZ		9,636	18,381	-	-	9,636	18,381	28,017	(979)	2018	12/31/2018
Steel Product Manufacturing from Purchased Steel	Statesville	NC		1,280	1,253	-	-	1,280	1,253	2,533	(90)	1994	01/01/2019
Steel Product Manufacturing from Purchased Steel	Troutman	NC		1,040	1,443	-	-	1,040	1,443	2,483	(82)	1969	01/01/2019
Child Day Care Services	Bourne	MA	(f)	1,105	929	-	-	1,105	929	2,034	(67)	1977	01/03/2019
Child Day Care Services	North Attleborough	MA	(f)	518	638	-	-	518	638	1,156	(38)	1965	01/03/2019
Child Day Care Services	West Bridgewater	MA	(f)	680	606	-	-	680	606	1,286	(39)	1988	01/03/2019
Child Day Care Services	East Greenwich	RI	(f)	358	690	-	-	358	690	1,048	(41)	1995	01/03/2019
Child Day Care Services	North Kingstown	RI	(f)	443	378	-	-	443	378	821	(26)	1988	01/03/2019
Child Day Care Services	Smithfield	RI	(f)	1,033	984	-	-	1,033	984	2,017	child	1970	01/03/2019
Child Day Care Services	Westerly	RI	(f)	729	596	-	-	729	596	1,325	(40)	1983	01/03/2019
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Owatonna	MN		2,382	6,037	-	-	2,382	6,037	8,419	(256)	1950	01/04/2019
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Pine City	MN		1,261	3,911	-	-	1,261	3,911	5,172	(141)	1960	01/04/2019
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	St Paul	MN		919	3,304	-	-	919	3,304	4,223	(117)	1976	01/04/2019
Other Professional, Scientific, and Technical Services	Brandon	FL		1,559	875	-	-	1,559	875	2,434	(50)	1991	01/08/2019
Furniture Stores	Baton Rouge	LA	(f)	1,326	4,170	-	-	1,326	4,170	5,496	(226)	1987	01/09/2019
Furniture Stores	Houma	LA	(f)	3,728	2,125	-	-	3,728	2,125	5,853	(164)	1992	01/09/2019
Furniture Stores	Lafayette	LA	(f)	1,272	2,189	-	-	1,272	2,189	3,461	(89)	1995	01/09/2019
Furniture Stores	Lake Charles	LA	(f)	2,937	4,024	-	-	2,937	4,024	6,961	(238)	1991	01/09/2019
Furniture Stores	Opelousas	LA	(f)	1,474	1,373	-	-	1,474	1,373	2,847	(101)	1985	01/09/2019
Furniture Stores	Ponchatoula	LA	(f)	2,101	3,308	-	-	2,101	3,308	5,409	(151)	2009	01/09/2019
Aerospace Product and Parts Manufacturing	South Windsor	CT		515	2,663	-	-	515	2,663	3,178	(134)	1971	01/18/2019
Aerospace Product and Parts Manufacturing	Meadows of Dan	VA		424	1,149	-	-	424	1,149	1,573	(71)	1970	01/18/2019
Foundries	Grafton	WI	(f)	762	2,419	-	-	762	2,419	3,181	(130)	1998	01/22/2019
Automotive Repair and Maintenance	Chaska	MN		1,333	1,605	-	100	1,333	1,705	3,038	(57)	2002	01/24/2019
Lumber and Other Construction Materials Merchant Wholesalers	Breckenridge	CO		2,981	2,588	-	-	2,981	2,588	5,569	(96)	2008	01/29/2019
Lumber and Other Construction Materials Merchant Wholesalers	Edwards	CO		1,716	408	-	-	1,716	408	2,124	(29)	1992	01/29/2019
Animal Slaughtering and Processing	Bay City	OR		1,839	4,992	-	-	1,839	4,992	6,831	(200)	1976	01/29/2019
Animal Slaughtering and Processing	Tillamook	OR		183	662	-	-	183	662	845	(25)	1924	01/29/2019
Engine, Turbine, and Power Transmission Equipment Manufacturing	Pewaukee	WI		1,637	3,235	-	-	1,637	3,235	4,872	(199)	1960	01/30/2019
Lumber and Other Construction Materials Merchant Wholesalers	West Plains	MO		1,024	404	-	-	1,024	404	1,428	(60)	1977	01/31/2019
Farm and Ranch Supply Stores	Rapid City	SD		6,608	447	-	25,385	6,608	25,832	32,440	-		01/31/2019
Restaurants -- Full Service	Battle Creek	MI		333	663	-	-	333	663	996	(37)	1976	02/05/2019
Restaurants -- Full Service	Bay City	MI		356	1,085	-	-	356	1,085	1,441	(60)	1978	02/05/2019
Restaurants -- Full Service	Cadillac	MI		334	1,106	-	-	334	1,106	1,440	(40)	1968	02/05/2019
Restaurants -- Full Service	Kalkaska	MI		269	904	-	-	269	904	1,173	(51)	1986	02/05/2019
Restaurants -- Full Service	Ludington	MI		272	1,258	-	-	272	1,258	1,530	(48)	1995	02/05/2019
Restaurants -- Full Service	Madison Heights	MI		462	1,543	-	-	462	1,543	2,005	(49)	2005	02/05/2019
Restaurants -- Full Service	Valley View	OH		353	1,197	-	-	353	1,197	1,550	(46)	1989	02/05/2019
Farm and Ranch Supply Stores	Morris	IL		1,624	4,245	-	-	1,624	4,245	5,869	(239)	1988	02/07/2019
Farm and Ranch Supply Stores	Washington	IL		899	3,688	-	-	899	3,688	4,587	(198)	1981	02/07/2019
Farm and Ranch Supply Stores	Elkhart	IN		2,114	3,534	-	-	2,114	3,534	5,648	(207)	1968	02/07/2019
Child Day Care Services	Douglasville	GA	(f)	503	1,258	-	-	503	1,258	1,761	(54)	2001	02/08/2019
Child Day Care Services	Woodstock	GA	(f)	1,291	1,925	-	-	1,291	1,925	3,216	(96)	2007	02/08/2019
Outpatient Care Centers	Amarillo	TX		1,316	4,919	-	-	1,316	4,919	6,235	(134)	1984	02/08/2019
Outpatient Care Centers	Amarillo	TX		712	3,163	-	-	712	3,163	3,875	(86)	2016	02/08/2019
Outpatient Care Centers	Liberal	KS		277	39	277	920	554	959	1,513	(18)	2019	02/12/2019

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Outpatient Care Centers	Altus	OK		396	33	291	875	687	908	1,595	(7)	1798	12/03/2018
Automotive Repair and Maintenance	Topeka	KS		549	-	1,194	1,741	1,743	1,741	3,484	(52)	1987	12/03/2018
Lumber and Other Construction Materials Merchant Wholesalers	Nixa	MO		1,645	707	-	-	1,645	707	2,352	(86)	1920	12/03/2018
Health Clubs	Chicago	IL		1,811	4,502	-	-	1,811	4,502	6,313	(102)	1976	12/05/2018
Child Day Care Services	Farmington	CT		582	-	-	-	582	-	582	-	1992	12/06/2018
Child Day Care Services	South Windsor	CT		237	-	-	-	237	-	237	-	1974	12/06/2018
Health Clubs	Elk Grove Village	IL		497	4,094	-	-	497	4,094	4,591	(86)	1999	12/06/2018
Motor Vehicle Parts Manufacturing	Greenville	OH		3,260	18,400	-	-	3,260	18,400	21,660	(610)	1987	12/07/2018
Motor Vehicle Parts Manufacturing	Perrysburg	OH		658	3,247	-	-	658	3,247	3,905	(112)	2018	12/10/2018
Motor Vehicle Parts Manufacturing	Duncan	SC		1,323	4,124	-	-	1,323	4,124	5,447	(149)	1956	12/11/2018
Restaurants -- Full Service	Goodyear	AZ		1,409	1,671	-	-	1,409	1,671	3,080	(56)	2014	12/11/2018
Restaurants -- Full Service	Mesa	AZ		753	2,338	-	-	753	2,338	3,091	(58)	2004	12/11/2018
Restaurants -- Full Service	Surprise	AZ		1,655	1,706	-	-	1,655	1,706	3,361	(57)	1970	12/14/2018
Paint, Coating, and Adhesive Manufacturing	Detroit	MI		936	10,828	-	-	936	10,828	11,764	(327)	1983	12/14/2018
Aerospace Product and Parts Manufacturing	Vancouver	WA		773	1,840	-	-	773	1,840	2,613	(55)	1974	12/18/2018
Foundries	Au Gres	MI		848	584	-	-	848	584	1,432	(7)	1966	12/18/2018
Foundries	Cadillac	MI		2,962	7,521	-	-	2,962	7,521	10,483	(30)	1955	12/18/2018
Other Professional, Scientific, and Technical Services	Magnolia	TX		549	528	-	-	549	528	1,077	(26)		12/20/2018
Other Professional, Scientific, and Technical Services	Gainesville	FL		472	820	-	-	472	820	1,292	(27)	2018	12/20/2018
Specialized Design Services	Golden Valley	MN		1,464	2,757	-	-	1,464	2,757	4,221	(91)		12/20/2018
Metal and Mineral Merchant Wholesalers	New Castle	DE		3,554	5,541	-	-	3,554	5,541	9,095	(201)	1996	12/20/2018
Child Day Care Services	Carol Stream	IL	(f)	1,668	3,911	-	-	1,668	3,911	5,579	(126)	2000	12/20/2018
Wholesale Automobile Auction	North Billerica	MA	(f)	13,863	15,859	-	-	13,863	15,859	29,722	(584)	2001	12/20/2018
Health Clubs	Scottsdale	AZ		2,691	88	-	4,473	2,691	4,561	7,252	-	2001	12/20/2018
Movie Theaters	Ocean City	MD		6,059	1,590	-	-	6,059	1,590	7,649	(49)	2001	12/20/2018
Movie Theaters	Wyomissing	PA		4,176	4,723	-	-	4,176	4,723	8,899	(206)	1989	12/20/2018
Offices of Dentists	Anchorage	AK		529	1,823	-	-	529	1,823	2,352	(49)	2000	12/21/2018
Other Personal Services	Bonita Springs	FL		937	-	-	-	937	-	937	-	1985	12/21/2018
Other Personal Services	Apex	NC		844	-	-	426	844	426	1,270	-	2003	12/21/2018
Offices of Dentists	Oklahoma City	OK		262	615	-	-	262	615	877	(18)	2007	12/21/2018
Offices of Dentists	Watonga	OK		49	516	-	-	49	516	565	(14)	2002	12/21/2018
Offices of Physicians	Allentown	PA		689	4,079	-	-	689	4,079	4,768	(83)	2015	12/21/2018
Offices of Physicians	Easton	PA		129	608	-	-	129	608	737	(16)	1973	12/21/2018
Offices of Physicians	Philadelphia	PA		399	527	-	-	399	527	926	(15)	2006	12/21/2018
Car Dealers	Philadelphia	PA		5,850	6,405	-	-	5,850	6,405	12,255	(136)	1998	12/21/2018
Offices of Physicians	Pottsville	PA		375	3,908	-	-	375	3,908	4,283	(100)	2016	12/21/2018
Offices of Physicians	Reading	PA		528	2,723	-	-	528	2,723	3,251	(57)	2015	12/21/2018
Offices of Physicians	Shamokin	PA		53	347	-	-	53	347	400	(14)	1963	12/21/2018
Offices of Dentists	Greenville	TX		364	904	-	-	364	904	1,268	(21)	2005	12/21/2018
Lumber and Other Construction Materials Merchant Wholesalers	Bay St Louis	MS		1,155	419	-	-	1,155	419	1,574	(48)	1996	12/21/2018
Lumber and Other Construction Materials Merchant Wholesalers	Brandon	MS		2,075	1,013	-	-	2,075	1,013	3,088	(70)	1955	12/26/2018
Offices of Physicians	Auburn	AL		164	412	-	-	164	412	576	(13)	1968	12/26/2018
Offices of Physicians	Dothan	AL		481	1,375	-	-	481	1,375	1,856	(43)	1950	12/26/2018
Offices of Physicians	Gulf Breeze	FL		184	745	-	-	184	745	929	(17)	1950	12/26/2018
Offices of Physicians	Milton	FL		138	413	-	-	138	413	551	(11)	2018	12/31/2018

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Offices of Physicians	Navarre	FL		101	540	-	-	101	540	641	(15)	2006	04/02/2019
Offices of Physicians	Panama City	FL		872	2,953	-	-	872	2,953	3,825	(66)	2009	04/02/2019
Offices of Physicians	Panama City	FL		1,245	1,266	-	-	1,245	1,266	2,511	(40)	2013	04/02/2019
Offices of Physicians	Santa Rosa Beach	FL		322	2,001	-	-	322	2,001	2,323	(42)	2012	04/02/2019
Family Entertainment Centers	Bethlehem	PA		1,353	3,051	-	-	1,353	3,051	4,404	(122)	1998	04/03/2019
Automotive Repair and Maintenance	Topeka	KS		1,371	-	600	2,035	1,971	2,035	4,006	(30)	2019	04/05/2019
Restaurants -- Limited Service	Belton	SC		170	-	563	789	733	789	1,522	(21)	2019	04/08/2019
Restaurants -- Limited Service	McCormick	SC		129	-	539	813	668	813	1,481	(21)	2019	04/10/2019
Automotive Repair and Maintenance	Pueblo	CO		1,254	2,757	-	-	1,254	2,757	4,011	(62)	2013	04/16/2019
Child Day Care Services	Fresno	TX		628	855	-	243	628	1,098	1,726	(27)	2002	04/16/2019
Child Day Care Services	Pearland	TX		481	595	-	223	481	818	1,299	(19)	2002	04/16/2019
Automotive Repair and Maintenance	St. Michael	MN		619	1,038	-	-	619	1,038	1,657	(24)	2015	04/26/2019
Outpatient Care Centers	Dodge City	KS		297	-	274	1,106	571	1,106	1,677	(8)	2019	04/29/2019
Outpatient Care Centers	Great Bend	KS		347	-	268	1,116	615	1,116	1,731	-		04/29/2019
Outpatient Care Centers	Ardmore	OK		531	-	-	485	531	485	1,016	-		04/29/2019
Outpatient Care Centers	Guthrie	OK		386	-	294	1,018	680	1,018	1,698	-		04/29/2019
Outpatient Care Centers	Guymon	OK		226	-	238	1,108	464	1,108	1,572	(7)	2019	04/29/2019
Metal and Mineral Merchant Wholesalers	Grand Rapids	MI		619	1,695	-	-	619	1,695	2,314	(47)	2000	04/30/2019
Metal and Mineral Merchant Wholesalers	Mogadore	OH		1,110	3,107	-	-	1,110	3,107	4,217	(88)	1971	04/30/2019
Automotive Repair and Maintenance	Hutchinson	KS		1,277	-	721	1,951	1,998	1,951	3,949	(24)	2019	05/03/2019
Death Care Services	Johnson City	TN		834	2,380	-	-	834	2,380	3,214	(57)	1979	05/16/2019
Death Care Services	Johnson City	TN		121	489	-	-	121	489	610	(11)	1923	05/16/2019
Restaurants -- Full Service	Ardmore	OK	(f)	172	1,026	-	-	172	1,026	1,198	(22)	1968	05/17/2019
Bowling Centers	Irmo	SC	(f)	2,111	2,301	-	826	2,111	3,127	5,238	(51)	1994	05/17/2019
Plastics Product Manufacturing	Salisbury	NC		3,080	8,443	-	-	3,080	8,443	11,523	(253)	1987	05/22/2019
Automotive Repair and Maintenance	Ottawa	KS		807	-	665	2,002	1,472	2,002	3,474	(16)	2019	05/31/2019
Automotive Repair and Maintenance	Salina	KS		1,035	-	676	1,903	1,711	1,903	3,614	(15)	2019	05/31/2019
Fiber, Yarn, and Thread Mills	Charlotte	NC		820	2,742	-	-	820	2,742	3,562	(66)	1968	05/31/2019
Fiber, Yarn, and Thread Mills	Statesville	NC		443	2,507	-	-	443	2,507	2,950	(55)	1995	05/31/2019
Fiber, Yarn, and Thread Mills	Groesbeck	TX		400	5,812	-	-	400	5,812	6,212	(88)	1970	05/31/2019
Fiber, Yarn, and Thread Mills	Mexia	TX		451	1,286	-	-	451	1,286	1,737	(39)	1962	05/31/2019
Child Day Care Services	Big Lake	MN	(f)	307	1,477	-	110	307	1,587	1,894	(26)	2008	06/05/2019
Child Day Care Services	Blaine	MN	(f)	423	1,450	-	-	423	1,450	1,873	(26)	2016	06/05/2019
Lumber and Other Construction Materials Merchant Wholesalers	Albert Lea	MN		616	686	-	-	616	686	1,302	(20)	2008	06/11/2019
Farm and Ranch Supply Stores	West Bend	WI		3,055	15,869	10,024	14	13,079	15,883	28,962	(266)	2019	06/14/2019
Furniture Stores	Indianapolis	IN		4,771	10,790	-	-	4,771	10,790	15,561	(193)	1973	06/19/2019
Offices of Dentists	Clarksville	TN		404	1,050	-	-	404	1,050	1,454	(18)	2012	06/20/2019
Offices of Dentists	Clarksville	TN		382	404	-	-	382	404	786	(11)	2000	06/20/2019
Health Clubs	Amarillo	TX		1,278	2,935	-	-	1,278	2,935	4,213	(59)	1977	06/20/2019
Restaurants -- Full Service	Jasper	AL	(f)	281	889	-	-	281	889	1,170	(19)	1975	06/21/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Olive Branch	MS	(f)	2,165	1,192	-	-	2,165	1,192	3,357	(35)	1990	06/26/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tulsa	OK	(f)	1,817	1,500	-	-	1,817	1,500	3,317	(34)	1975	06/26/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Corpus Christi	TX	(f)	1,396	485	-	-	1,396	485	1,881	(25)	1975	06/26/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Grand Prairie	TX	(f)	812	2,167	-	-	812	2,167	2,979	(37)	1982	06/26/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Hutto	TX	(f)	3,344	1,630	-	-	3,344	1,630	4,974	(82)	2018	06/26/2019

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Commercial and Industrial Machinery and Equipment Rental and Leasing	Keller	TX	(f)	2,051	3,142	-	-	2,051	3,142	5,193	(75)	1981	06/26/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Tomball	TX	(f)	1,575	2,441	-	-	1,575	2,441	4,016	(54)	1986	06/26/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Victoria	TX	(f)	1,032	808	-	-	1,032	808	1,840	(26)	2007	06/26/2019
Movie Theaters	Meridian	ID		4,240	5,770	-	1,162	4,240	6,932	11,172	(136)	2005	06/27/2019
Alumina and Aluminum Production and Processing	New Albany	MS	(f)	1,777	5,886	-	-	1,777	5,886	7,663	(140)	1997	06/27/2019
Movie Theaters	Walla Walla	WA		1,741	2,764	-	600	1,741	3,364	5,105	(93)	2000	06/27/2019
Animal Slaughtering and Processing	Beaver Springs	PA	(f)	462	805	-	-	462	805	1,267	(21)	1950	06/28/2019
Animal Slaughtering and Processing	Mifflintown	PA	(f)	2,910	10,494	-	-	2,910	10,494	13,404	(239)	1987	06/28/2019
Animal Slaughtering and Processing	Selinsgrove	PA	(f)	398	178	-	-	398	178	576	(15)	1979	06/28/2019
Health Clubs	West Des Moines	IA		2,814	3,054	-	-	2,814	3,054	5,868	(68)	2001	06/30/2019
Health Clubs	Olathe	KS		2,259	3,929	-	448	2,259	4,377	6,636	(94)	2000	06/30/2019
Health Clubs	Overland Park	KS		2,313	3,584	-	-	2,313	3,584	5,897	(86)	1995	06/30/2019
Health Clubs	Lincoln	NE		1,791	2,987	-	-	1,791	2,987	4,778	(65)	1985	06/30/2019
Health Clubs	Omaha	NE		2,759	4,808	-	-	2,759	4,808	7,567	(98)	1989	06/30/2019
Health Clubs	Omaha	NE		2,019	3,719	-	-	2,019	3,719	5,738	(76)	1997	06/30/2019
Health Clubs	Phoenix	AZ		3,402	-	-	-	3,402	-	3,402	(16)	1981	07/08/2019
Individual and Family Services	Laurens	SC		174	508	-	-	174	508	682	(10)	1950	07/12/2019
Other Professional, Scientific, and Technical Services	Upland	CA	(f)	592	1,023	-	-	592	1,023	1,615	(16)	1954	07/22/2019
Car Dealers	Brockport	NY		2,765	3,820	-	-	2,765	3,820	6,585	(74)	1970	07/24/2019
Child Day Care Services	Hugo	MN	(f)	782	1,580	-	-	782	1,580	2,362	(32)	2006	07/25/2019
Architectural and Structural Metals Manufacturing	Franklin	WI	(f)	775	4,487	-	-	775	4,487	5,262	(71)	1998	08/15/2019
Steel Product Manufacturing from Purchased Steel	Arcade	NY	(f)	1,705	5,781	-	-	1,705	5,781	7,486	(79)	1966	08/28/2019
Pharmaceutical and Medicine Manufacturing	Largo	FL		1,887	2,556	-	1,000	1,887	3,556	5,443	(31)	1971	08/29/2019
Pharmaceutical and Medicine Manufacturing	Largo	FL		2,261	3,325	-	-	2,261	3,325	5,586	(46)	1988	08/29/2019
Child Day Care Services	Buffalo	MN		1,501	2,386	-	-	1,501	2,386	3,887	(35)	1979	08/29/2019
Lumber and Other Construction Materials Merchant Wholesalers	Cotter	AR		241	997	-	-	241	997	1,238	(13)	2003	08/30/2019
Health Clubs	Glendale	AZ	(f)	3,764	5,561	-	748	3,764	6,309	10,073	(79)	1996	08/30/2019
Health Clubs	Las Vegas	NV	(f)	2,260	6,976	-	387	2,260	7,363	9,623	(90)	1987	08/30/2019
Bakeries and Tortilla Manufacturing	Shirley	NY	(f)	2,291	5,270	-	-	2,291	5,270	7,561	(73)	2001	08/30/2019
Other Professional, Scientific, and Technical Services	Edmond	OK	(f)	126	504	-	-	126	504	630	(6)	2005	08/30/2019
Other Professional, Scientific, and Technical Services	Portland	OR	(f)	469	1,083	-	-	469	1,083	1,552	(13)	1985	08/30/2019
Other Professional, Scientific, and Technical Services	Bellaire	TX	(f)	321	539	-	-	321	539	860	(7)	1950	08/30/2019
Other Professional, Scientific, and Technical Services	Dallas	TX	(f)	468	588	-	-	468	588	1,056	(9)	1978	08/30/2019
Bakeries and Tortilla Manufacturing	Cuyahoga Falls	OH	(f)	1,164	8,856	-	-	1,164	8,856	10,020	(55)	1994	09/16/2019
Other Personal Services	Reisterstown	MD		1,203	819	-	-	1,203	819	2,022	(15)	1990	09/17/2019
Other Professional, Scientific, and Technical Services	Reisterstown	MD		184	485	-	-	184	485	669	(7)	1984	09/17/2019
Used Merchandise Stores	Pennsauken	NJ		1,690	2,752	-	-	1,690	2,752	4,442	(34)	2008	09/18/2019
Used Merchandise Stores	Bensalem	PA		274	922	-	-	274	922	1,196	(9)	1973	09/18/2019
Used Merchandise Stores	Bensalem	PA		271	765	-	-	271	765	1,036	(8)	1974	09/18/2019
Used Merchandise Stores	Narberth	PA		100	121	-	-	100	121	221	(1)	1960	09/18/2019
Petroleum and Petroleum Products Merchant Wholesalers	Bridgton	ME		256	123	-	-	256	123	379	(1)	1999	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Casco	ME		206	345	-	-	206	345	551	(3)	2007	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Gorham	ME		574	200	-	-	574	200	774	(4)	1994	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Gray	ME		148	382	-	-	148	382	530	(5)	2011	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Limerick	ME		288	31	-	-	288	31	319	(1)	1991	09/20/2019

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Petroleum and Petroleum Products Merchant Wholesalers	Yanceyville	NC		101	85	-	-	101	85	186	(2)	1970	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Plymouth	NH		281	158	-	-	281	158	439	(2)	1965	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Newburgh	NY		828	370	-	-	828	370	1,198	(4)	1979	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Alvin	TX		198	181	-	-	198	181	379	(2)	1980	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Carrizo Springs	TX		117	70	-	-	117	70	187	(1)	1980	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Floresville	TX		139	7	-	-	139	7	146	-	2005	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Kenedy	TX		151	26	-	-	151	26	177	-	1981	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Mercedes	TX		420	131	-	-	420	131	551	(2)	2002	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Smiley	TX		22	23	-	-	22	23	45	-	2000	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Weslaco	TX		660	83	-	-	660	83	743	(2)	1988	09/20/2019
Petroleum and Petroleum Products Merchant Wholesalers	Manchester	VT		107	232	-	-	107	232	339	(2)	1993	09/20/2019
Architectural and Structural Metals Manufacturing	Florence	AL	(f)	339	3,157	-	-	339	3,157	3,496	(28)	1964	09/25/2019
Architectural and Structural Metals Manufacturing	Benton	AR	(f)	732	1,639	-	-	732	1,639	2,371	(19)	2005	09/25/2019
Home Furnishings Stores	Tempe	AZ	(f)	3,427	9,700	-	-	3,427	9,700	13,127	(75)	2019	09/25/2019
Architectural and Structural Metals Manufacturing	Ocala	FL	(f)	560	2,805	-	-	560	2,805	3,365	(28)	1971	09/25/2019
Architectural and Structural Metals Manufacturing	Tifton	GA	(f)	467	2,055	-	-	467	2,055	2,522	(21)	1969	09/25/2019
Home Furnishings Stores	Avon	IN	(f)	2,869	6,986	-	-	2,869	6,986	9,855	(56)	2013	09/25/2019
Architectural and Structural Metals Manufacturing	Brookhaven	MS	(f)	278	7,678	-	-	278	7,678	7,956	(67)	1992	09/25/2019
Architectural and Structural Metals Manufacturing	Fayetteville	NC	(f)	777	4,567	-	-	777	4,567	5,344	(42)	1950	09/25/2019
Architectural and Structural Metals Manufacturing	Jackson	TN	(f)	305	749	-	-	305	749	1,054	(9)	1971	09/25/2019
Home Furnishings Stores	Mount Juliet	TN	(f)	5,259	8,559	-	-	5,259	8,559	13,818	(73)	2019	09/25/2019
Home Furnishings Stores	Cypress	TX	(f)	4,223	9,504	-	-	4,223	9,504	13,727	(80)	2019	09/25/2019
Architectural and Structural Metals Manufacturing	Orange	VA	(f)	294	1,092	-	-	294	1,092	1,386	(11)	1975	09/25/2019
Movie Theaters	Alpharetta	GA	(f)	1,707	6,344	-	700	1,707	7,044	8,751	(41)	1993	09/27/2019
Other Motor Vehicle Dealers	Marion	IL		5,017	5,478	-	-	5,017	5,478	10,495	(56)	2014	09/27/2019
Other Food Manufacturing	New Century	KS		1,671	9,852	-	-	1,671	9,852	11,523	(89)	2001	09/27/2019
Child Day Care Services	Flint	MI	(f)	306	1,564	-	-	306	1,564	1,870	(11)	1997	09/27/2019
Child Day Care Services	Waterford	MI	(f)	145	1,073	-	-	145	1,073	1,218	(7)	1992	09/27/2019
Other Professional, Scientific, and Technical Services	Gastonia	NC		542	690	-	-	542	690	1,232	(8)	1942	09/27/2019
Automotive Repair and Maintenance	Queen Creek	AZ		1,185	2,796	-	-	1,185	2,796	3,981	(21)	2015	09/30/2019
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Wickenburg	AZ		9,378	19,222	-	-	9,378	19,222	28,600	(283)	1946	09/30/2019
Automotive Repair and Maintenance	Litchfield	CT		657	1,784	-	-	657	1,784	2,441	(15)	2007	09/30/2019
Automotive Repair and Maintenance	Milford	CT		489	2,183	-	-	489	2,183	2,672	(20)	1964	09/30/2019
Automotive Repair and Maintenance	New Haven	CT		845	1,999	-	-	845	1,999	2,844	(21)	1987	09/30/2019
Automotive Repair and Maintenance	Waterbury	CT		987	1,574	-	-	987	1,574	2,561	(15)	2008	09/30/2019
Automotive Repair and Maintenance	Bloomington	IL		986	1,606	-	-	986	1,606	2,592	(13)	2012	09/30/2019
Automotive Repair and Maintenance	Bloomington	IL		1,035	1,587	-	-	1,035	1,587	2,622	(14)	2014	09/30/2019
Automotive Repair and Maintenance	Bolingbrook	IL		695	3,045	-	-	695	3,045	3,740	(31)	2001	09/30/2019
Automotive Repair and Maintenance	Champaign	IL		1,559	1,788	-	-	1,559	1,788	3,347	(13)	2011	09/30/2019
Automotive Repair and Maintenance	Decatur	IL		1,215	1,739	-	-	1,215	1,739	2,954	(16)	2008	09/30/2019
Automotive Repair and Maintenance	Decatur	IL		860	2,224	-	-	860	2,224	3,084	(16)	2010	09/30/2019
Restaurants -- Limited Service	Loves Park	IL		320	2,252	-	-	320	2,252	2,572	(16)	1991	09/30/2019
Restaurants -- Limited Service	Loves Park	IL		337	2,035	-	-	337	2,035	2,372	(14)	1967	09/30/2019
Restaurants -- Limited Service	Machesney Park	IL		246	2,026	-	-	246	2,026	2,272	(14)	1999	09/30/2019
Restaurants -- Limited Service	Rockford	IL		230	1,512	-	-	230	1,512	1,742	(11)	2001	09/30/2019

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Restaurants -- Limited Service	Rockford	IL		517	2,815	-	-	517	2,815	3,332	(19)	2003	09/30/2019
Restaurants -- Limited Service	Rockford	IL		296	1,785	-	-	296	1,785	2,081	(13)	1987	09/30/2019
Restaurants -- Limited Service	Roscoe	IL		282	1,429	-	-	282	1,429	1,711	(10)	2003	09/30/2019
Automotive Repair and Maintenance	Springfield	IL		1,012	1,671	-	-	1,012	1,671	2,683	(13)	2013	09/30/2019
Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	Chestnut Hill	MA		5,446	12,693	-	-	5,446	12,693	18,139	(103)	1870	09/30/2019
Automotive Repair and Maintenance	Springfield	MA		625	3,235	-	-	625	3,235	3,860	(24)	1971	09/30/2019
Automotive Repair and Maintenance	Johnston	RI		2,641	4,158	-	-	2,641	4,158	6,799	(35)	2015	09/30/2019
Automotive Repair and Maintenance	North Providence	RI		1,091	1,572	-	-	1,091	1,572	2,663	(13)	1930	09/30/2019
Other Food Manufacturing	Fitzgerald	GA		3,178	29,994	-	-	3,178	29,994	33,172	(209)	1980	10/04/2019
Bakeries and Tortilla Manufacturing	Carrington	ND		1,372	25,557	-	-	1,372	25,557	26,929	(176)	1993	10/04/2019
Offices of Dentists	Tahlequah	OK		341	1,282	-	-	341	1,282	1,623	(13)	2011	10/04/2019
Offices of Dentists	Dumas	TX		250	481	-	-	250	481	731	(5)	2006	10/04/2019
Automotive Repair and Maintenance	Casa Grande	AZ		1,249	2,221	-	-	1,249	2,221	3,470	(12)	2016	10/17/2019
Automotive Repair and Maintenance	Chandler	AZ		1,812	1,498	-	-	1,812	1,498	3,310	(10)	2015	10/17/2019
Automotive Repair and Maintenance	Mesa	AZ		1,716	1,494	-	-	1,716	1,494	3,210	(9)	2017	10/17/2019
Automotive Repair and Maintenance	Tucson	AZ		2,080	1,181	-	-	2,080	1,181	3,261	(7)	2015	10/17/2019
Other Motor Vehicle Dealers	Liberty Township	OH		1,272	3,437	-	-	1,272	3,437	4,709	(17)	2003	10/18/2019
Radio and Television Broadcasting	Burbank	CA		6,720	11,004	-	-	6,720	11,004	17,724	(62)	1975	10/21/2019
Radio and Television Broadcasting	Houston	TX		1,647	4,762	-	-	1,647	4,762	6,409	(21)	1984	10/21/2019
Radio and Television Broadcasting	Irving	TX		2,852	3,057	-	-	2,852	3,057	5,909	(22)	1983	10/21/2019
Restaurants -- Full Service	Oakdale	MN		937	876	-	-	937	876	1,813	(6)	2005	10/22/2019
Other Motor Vehicle Dealers	Clermont	FL		2,218	3,142	-	-	2,218	3,142	5,360	(22)	2019	10/25/2019
Child Day Care Services	Medford	NY	(f)	986	2,219	-	-	986	2,219	3,205	(13)	2006	10/25/2019
Child Day Care Services	Middle Island	NY	(f)	1,900	2,087	-	-	1,900	2,087	3,987	(16)	2014	10/25/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Phoenix	AZ	(f)	2,603	3,416	-	-	2,603	3,416	6,019	(12)	1976	10/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	St. Gabriel	LA	(f)	995	1,385	-	-	995	1,385	2,380	(4)	2015	10/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Carlsbad	NM	(f)	1,022	1,532	-	-	1,022	1,532	2,554	(1)	2019	10/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Portland	OR	(f)	4,218	783	-	-	4,218	783	5,001	(3)	1978	10/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Beaumont	TX	(f)	1,195	1,114	-	-	1,195	1,114	2,309	(10)	1999	10/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Corpus Christi	TX	(f)	624	1,764	-	-	624	1,764	2,388	(7)	2016	10/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	El Paso	TX	(f)	683	714	-	-	683	714	1,397	(6)	2014	10/31/2019
Petroleum and Petroleum Products Merchant Wholesalers	Mission	TX		296	43	-	-	296	43	339	-	1992	10/31/2019
Petroleum and Petroleum Products Merchant Wholesalers	Odessa	TX		237	171	-	-	237	171	408	(1)	1956	10/31/2019
Petroleum and Petroleum Products Merchant Wholesalers	Manchester Center	VT		205	556	-	-	205	556	761	(4)	1950	10/31/2019
Child Day Care Services	Dacula	GA	(f)	1,926	2,241	-	-	1,926	2,241	4,167	(20)	1999	11/01/2019
Child Day Care Services	Grayson	GA	(f)	1,444	1,508	-	-	1,444	1,508	2,952	(14)	1997	11/01/2019
Child Day Care Services	Lawrenceville	GA	(f)	1,585	1,718	-	-	1,585	1,718	3,303	(16)	2006	11/01/2019
Child Day Care Services	Loganville	GA	(f)	1,801	1,583	-	-	1,801	1,583	3,384	(17)	2003	11/01/2019
Child Day Care Services	Loganville	GA	(f)	1,571	1,421	-	-	1,571	1,421	2,992	(15)	1997	11/01/2019
Wholesale Automobile Auction	Kansas City	MO	(f)	12,239	4,770	-	-	12,239	4,770	17,009	(92)	2008	11/01/2019
Other Professional, Scientific, and Technical Services	Anderson	SC		537	272	-	-	537	272	809	(2)	1996	11/19/2019
Other Personal Services	Anderson	SC		568	342	-	-	568	342	910	(2)	1995	11/19/2019
Other Professional, Scientific, and Technical Services	Cedar Park	TX		862	594	-	-	862	594	1,456	(2)	2011	11/19/2019
Health Clubs	Brookfield	WI		2,370	11,098	-	-	2,370	11,098	13,468	(30)	1974	11/20/2019
Health Clubs	Glendale	WI		3,135	8,952	-	-	3,135	8,952	12,087	(25)	1973	11/20/2019

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2019 (b) (c)
Tenant Industry	City	St	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Year Constructed	Date Acquired
Health Clubs	Glendale	WI		918	6,847	-	-	918	6,847	7,765	(17)	1974	11/20/2019
Health Clubs	Mequon	WI		1,763	7,352	-	-	1,763	7,352	9,115	(20)	1975	11/20/2019
Child Day Care Services	Brooklyn Park	MN	(f)	444	289	-	274	444	563	1,007	-		11/21/2019
Restaurants -- Limited Service	San Clemente	CA		3,531	4,533	-	-	3,531	4,533	8,064	(11)	1938	12/02/2019
Elementary and Secondary Schools	Milpitas	CA		6,584	1,776	-	-	6,584	1,776	8,360	(5)	1984	12/09/2019
Foundries	De Pere	WI		1,868	3,398	-	-	1,868	3,398	5,266	(15)	1972	12/11/2019
Car Dealers	Ontario	CA		4,864	4,401	-	-	4,864	4,401	9,265	(13)	2019	12/13/2019
Car Dealers	Westminster	CA		6,418	6,546	-	-	6,418	6,546	12,964	(18)	2019	12/13/2019
Restaurants -- Full Service	Marion	IL		748	1,494	-	-	748	1,494	2,242	(5)	2002	12/13/2019
Restaurants -- Full Service	Fort Wayne	IN	(f)	664	1,364	-	-	664	1,364	2,028	(5)	2002	12/13/2019
Restaurants -- Full Service	Elizabethtown	KY	(f)	996	1,344	-	-	996	1,344	2,340	(5)	1997	12/13/2019
Car Dealers	Kansas City	MO		3,165	4,232	-	-	3,165	4,232	7,397	(11)	2019	12/13/2019
Car Dealers	Greensboro	NC		1,545	4,032	-	-	1,545	4,032	5,577	(11)	2019	12/13/2019
Restaurants -- Full Service	Hendersonville	NC		1,311	816	-	-	1,311	816	2,127	(3)	2003	12/13/2019
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	Amsterdam	NY		607	2,623	-	-	607	2,623	3,230	(10)	1960	12/13/2019
Restaurants -- Full Service	Milford	OH		679	1,261	-	-	679	1,261	1,940	(5)	2000	12/13/2019
Car Dealers	Oklahoma City	OK		1,826	4,129	-	-	1,826	4,129	5,955	(10)	2019	12/13/2019
Restaurants -- Full Service	Rock Hill	SC		939	1,018	-	-	939	1,018	1,957	(4)	1998	12/13/2019
Restaurants -- Full Service	Alcoa	TN	(f)	1,356	1,030	-	-	1,356	1,030	2,386	(5)	1997	12/13/2019
Restaurants -- Full Service	Dickson	TN		1,036	1,296	-	-	1,036	1,296	2,332	(4)	2001	12/13/2019
Restaurants -- Full Service	Manchester	TN		783	1,285	-	-	783	1,285	2,068	(4)	2002	12/13/2019
Car Dealers	Memphis	TN		2,404	3,452	-	-	2,404	3,452	5,856	(10)	2019	12/13/2019
Restaurants -- Full Service	Christiansburg	VA	(f)	817	1,007	-	-	817	1,007	1,824	(4)	2002	12/13/2019
Lumber and Other Construction Materials Merchant Wholesalers	Montgomery	IL		2,479	5,906	-	-	2,479	5,906	8,385	-	1962	12/16/2019
Other Personal Services	St. Augustine	FL		1,141	-	-	-	1,141	-	1,141	-		12/17/2019
Family Entertainment Centers	Chicago	IL		6,274	10,908	-	-	6,274	10,908	17,182	-	2014	12/17/2019
Other Personal Services	Fleming Island	FL		953	-	-	-	953	-	953	-		12/18/2019
Child Day Care Services	Chicago	IL	(f)	1,832	177	-	-	1,832	177	2,009	-	1905	12/18/2019
Restaurants -- Full Service	Boiling Springs	SC		619	1,275	-	-	619	1,275	1,894	-	2007	12/18/2019
Restaurants -- Full Service	Seneca	SC		529	894	-	-	529	894	1,423	-	2003	12/18/2019
Elementary and Secondary Schools	Pleasanton	CA		5,411	3,721	-	-	5,411	3,721	9,132	-	1999	12/20/2019
Building Material and Supplies Dealers	Addison	IL		406	2,212	-	-	406	2,212	2,618	-	1969	12/20/2019
Fabric Mills	Landrum	SC		513	3,004	-	-	513	3,004	3,517	-	1956	12/20/2019
Health Clubs	Sun Prairie	WI	(f)	1,032	-	-	-	1,032	-	1,032	-		12/27/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Sacramento	CA	(f)	1,612	3,938	-	-	1,612	3,938	5,550	-	1970	12/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Monroe	LA	(f)	637	348	-	-	637	348	985	-	1981	12/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Chattanooga	TN	(f)	616	998	-	-	616	998	1,614	-	2005	12/31/2019
Outpatient Care Centers	Johnson City	TN	(f)	578	1,304	-	-	578	1,304	1,882	-	1996	12/31/2019
Outpatient Care Centers	Newport	TN	(f)	159	970	-	-	159	970	1,129	-	1986	12/31/2019
Offices of Dentists	Corpus Christi	TX		951	2,964	-	-	951	2,964	3,915	-	1964	12/31/2019
Outpatient Care Centers	Abingdon	VA	(f)	198	465	-	-	198	465	663	-	1928	12/31/2019
Outpatient Care Centers	Duffield	VA	(f)	51	385	-	-	51	385	436	-	1981	12/31/2019
Outpatient Care Centers	Wytheville	VA	(f)	118	625	-	-	118	625	743	-	1990	12/31/2019
Commercial and Industrial Machinery and Equipment Rental and Leasing	Milwaukee	WI	(f)	594	2,452	-	-	594	2,452	3,046	-	1961	12/31/2019

			$194,948	$2,487,876	$4,974,764	$146,409	$565,985	$2,634,285	$5,540,749	$8,175,034	$(711,176)

(a)	As of December 31, 2019, we had investments in 2,473 single-tenant real estate property locations including 2,452 owned properties and 21 ground lease interests; 43 of our owned properties are accounted for as financing arrangements and 57 are accounted for as direct financing receivables and are excluded from the table above. Initial costs exclude intangible lease assets totaling $73.4 million.
(b)	The aggregate cost for federal income tax purposes is approximately $8,413.6 million.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017

Balance, beginning of year	$7,168,720	$5,856,345	$4,762,969
Additions
Acquisitions	1,293,793	1,314,129	1,244,465
Improvements	149,963	221,578	94,039
Deductions
Provision for impairment of real estate	(18,201)	(5,202)	(11,940)
Other	(8,419)	—	—
Cost of real estate sold	(410,822)	(218,130)	(214,478)
Reclasses to held for sale	—	—	(18,710)
Balance, end of year	$8,175,034	$7,168,720	$5,856,345

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017

Balance, beginning of year	$(556,690)	$(402,747)	$(279,469)
Additions
Depreciation expense	(216,726)	(175,545)	(143,726)
Deductions
Accumulated depreciation associated with real estate sold	53,821	21,602	18,479
Other	8,419	—	—
Reclasses to held for sale	—	—	1,969
Balance, end of year	$(711,176)	$(556,690)	$(402,747)

(e)	The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.
(f)	Property is collateral for non-recourse debt obligations totaling $2.2 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2019

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (c)
First mortgage loans:
Three movie theater properties located in North Carolina (a)	8.35%	12/31/2019	Interest only	Balloon of $12.6 million	None	$12,610	$12,610
One farm and ranch supply property located in Indiana	8.16%	9/1/2020	Interest only	Balloon of $7.3 million	None	7,323	7,323
Four restaurant properties located in Indiana and Ohio	10.00%	12/31/2020	Interest only	Balloon of $1.0 million	None	1,000	1,000
One movie theater property located in California	7.50%	5/1/2021	Principal & Interest	Balloon of $4.7 million	None	5,028	5,041
One health club property located in Washington	7.91%	6/1/2022	Principal & Interest	Balloon of $6.8 million	None	7,112	7,129
Two restaurant properties located in Louisiana	8.24%	7/1/2032	Principal & Interest	Balloon of $1.9 million	None	2,115	2,127
Five restaurant properties located in Mississippi	8.30%	7/1/2032	Principal & Interest	Balloon of $5.1 million	None	5,596	5,623
Three restaurant properties located in Idaho and Montana	8.89%	11/1/2036	Principal & Interest	Balloon of $4.9 million	None	5,659	5,689
One used merchandise property in Maryland	7.75%	9/1/2037	Principal & Interest	Fully amortizing	None	3,090	3,104
One automotive repair and maintenance property located in Illinois (b)	8.73%	2/28/2038	Interest only	Fully amortizing	None	2,300	2,300
29 restaurant properties located in Florida, Illinois, Louisiana and Mississippi	8.75%	12/2/2051	Principal & Interest	Fully amortizing	None	23,448	23,658
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,612	3,625
One sporting goods property located in California	7.90%	5/31/2054	Principal & Interest	Balloon of $6.0 million	None	17,094	17,100
Six floral merchant wholesaler properties located in California and Ontario, Canada	8.35%	11/30/2054	Principal & Interest	Fully amortizing	None	29,150	29,162
Three mortgage loans secured by one recreation property located in Colorado	8.50%	2/28/2055	Principal & Interest	Fully amortizing	None	30,789	31,262
Three restaurant properties located in Ohio	7.96%	12/31/2055	Principal & Interest	Fully amortizing	None	3,034	3,043
Leasehold interest in an amusement park property located in Ontario, Canada	9.48%	8/1/2056	Principal & Interest	Fully amortizing	None	22,179	22,281
One family entertainment property located in Texas	8.25%	6/30/2058	Principal & Interest	Fully amortizing	None	4,582	4,582
Seven early childhood education properties located in Connecticut	8.00%	2/28/2059	Principal & Interest	Fully amortizing	None	15,878	15,898
						$201,599	$202,557

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year ended December 31,
	2019	2018	2017
Balance, beginning of year	$156,603	$131,653	$136,733
Additions:
New mortgage loans	74,681	29,155	24,952
Other: Capitalized loan origination costs	54	53	74
Deductions:
Collections of principal (d)	(28,701)	(4,194)	(30,068)
Other: Amortization of loan origination costs	(80)	(64)	(38)
Balance, end of year	$202,557	$156,603	$131,653
(a)	Loan was on nonaccrual status as of December 31, 2019. Loan matured on December 31, 2019 and the Company has been in negotiations with the borrower regarding a resolution.
(b)	Loans require interest-only payments for a specified period followed by monthly payments of principal and interest.
(c)	The aggregate cost for federal income tax purposes is $202.6 million.
(d)	For the years ended December 31, 2019 and 2017, collections of principal include non-cash principal collections aggregating $13.6 million and $2.0 million, respectively, related to loan receivable transactions in which the Company acquired the underlying mortgaged properties and leased them back to the borrowers.

See report of independent registered public accounting firm.