Form 10-Q
period 2020-03-31
STORE CAPITAL Corp
filed 2020-05-07
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 244,504,945 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,691,665	$2,634,285
Buildings and improvements	5,723,310	5,540,749
Intangible lease assets	72,190	73,366
Total real estate investments	8,487,165	8,248,400
Less accumulated depreciation and amortization	(796,575)	(740,124)
	7,690,590	7,508,276
Operating ground lease assets	24,009	24,254
Loans and financing receivables, net	580,896	582,267
Net investments	8,295,495	8,114,797
Cash and cash equivalents	633,192	99,753
Other assets, net	75,615	81,976
Total assets	$9,004,302	$8,296,526

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$600,000	$—
Unsecured notes and term loans payable, net	1,262,988	1,262,553
Non-recourse debt obligations of consolidated special purpose entities, net	2,320,924	2,328,489
Dividends payable	85,455	83,938
Operating lease liabilities	29,130	29,347
Accrued expenses, deferred revenue and other liabilities	107,096	106,814
Total liabilities	4,405,593	3,811,141
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 244,158,477 and 239,822,900 shares issued and outstanding, respectively	2,442	2,398
Capital in excess of par value	4,930,148	4,787,932
Distributions in excess of retained earnings	(330,259)	(302,609)
Accumulated other comprehensive loss	(3,622)	(2,336)
Total stockholders’ equity	4,598,709	4,485,385
Total liabilities and stockholders’ equity	$9,004,302	$8,296,526

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenues	$163,350	$149,491
Interest income on loans and financing receivables	11,482	6,631
Other income	3,065	516
Total revenues	177,897	156,638
Expenses:
Interest	41,694	38,068
Property costs	6,004	2,584
General and administrative	7,879	11,983
Depreciation and amortization	59,338	53,716
Provisions for impairment	2,900	2,610
Total expenses	117,815	108,961

Net gain (loss) on dispositions of real estate	2,746	(1,928)
Income from operations before income taxes	62,828	45,749
Income tax expense	168	193
Net income	$62,660	$45,556

Net income per share of common stock—basic and diluted	$0.26	$0.20
Weighted average common shares outstanding:
Basic	243,355,486	222,184,754
Diluted	243,355,486	222,637,301

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$62,660	$45,556
Other comprehensive loss:
Unrealized losses on cash flow hedges	(1,263)	(294)
Cash flow hedge gains reclassified to interest expense	(23)	(592)
Total other comprehensive loss	(1,286)	(886)
Total comprehensive income	$61,374	$44,670

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended March 31, 2020
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385
Adoption of expected credit loss standard (ASC Topic 326)	—	—	—	(2,465)	—	(2,465)
Net income	—	—	—	62,660	—	62,660
Other comprehensive loss	—	—	—	—	(1,286)	(1,286)
Issuance of common stock, net of costs of $944	4,127,800	41	148,536	—	—	148,577
Equity-based compensation	342,757	3	(3,575)	—	—	(3,572)
Shares repurchased under stock compensation plan	(134,980)	—	(2,745)	(2,340)	—	(5,085)
Common dividends declared ($0.35 per share) and dividend equivalents on restricted stock units	—	—	—	(85,505)	—	(85,505)
Balance at March 31, 2020	244,158,477	$2,442	$4,930,148	$(330,259)	$(3,622)	$4,598,709

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended March 31, 2019
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501
Net income	—	—	—	45,556	—	45,556
Other comprehensive loss	—	—	—	—	(886)	(886)
Issuance of common stock, net of costs of $2,549	4,978,510	50	158,258	—	—	158,308
Equity-based compensation	386,151	2	1,683	14	—	1,699
Shares repurchased under stock compensation plan	(145,967)	—	(2,773)	(1,535)	—	(4,308)
Common dividends declared ($0.33 per share) and dividend equivalents on restricted stock units	—	—	—	(74,715)	—	(74,715)
Balance at March 31, 2019	226,290,532	$2,263	$4,286,250	$(298,331)	$(1,027)	$3,989,155

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$62,660	$45,556
Adjustments to net income:
Depreciation and amortization	59,338	53,716
Amortization of deferred financing costs and other noncash interest expense	2,142	2,051
Amortization of equity-based compensation	(3,572)	1,686
Provisions for impairment	2,900	2,610
Net (gain) loss on dispositions of real estate	(2,746)	1,928
Loss on defeasance of debt	—	735
Noncash revenue and other	(2,326)	(20)
Payments made in settlement of cash flow hedges	—	(6,735)
Changes in operating assets and liabilities:
Other assets	(82)	(874)
Accrued expenses, deferred revenue and other liabilities	(6,110)	(5,806)
Net cash provided by operating activities	112,204	94,847
Investing activities
Acquisition of and additions to real estate	(243,651)	(392,306)
Investment in loans and financing receivables	(3,289)	(16,910)
Collections of principal on loans and financing receivables	2,178	462
Proceeds from dispositions of real estate	18,902	7,714
Net cash used in investing activities	(225,860)	(401,040)
Financing activities
Borrowings under credit facility	600,000	291,100
Repayments under credit facility	—	(426,100)
Borrowings under unsecured notes and term loans payable	—	347,410
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	41,690
Repayments under non-recourse debt obligations of consolidated special purpose entities	(8,882)	(14,092)
Financing and defeasance costs paid	(84)	(4,615)
Proceeds from the issuance of common stock	149,521	160,858
Stock issuance costs paid	(999)	(2,638)
Shares repurchased under stock compensation plans	(5,085)	(4,308)
Dividends paid	(85,009)	(74,160)
Net cash provided by financing activities	649,462	315,145
Net increase in cash, cash equivalents and restricted cash	535,806	8,952
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017
Cash, cash equivalents and restricted cash, end of period	$647,187	$51,969

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$633,192	$37,352
Restricted cash included in other assets	13,995	14,617
Total cash, cash equivalents and restricted cash	$647,187	$51,969

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$18,783	$13,113
Acquisition of collateral property securing a mortgage note receivable	—	9,170
Accrued financing and stock issuance costs	16	51
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$42,664	$33,289
Cash (received) paid during the period for income and franchise taxes	(36)	57

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At March 31, 2020 and December 31, 2019, these special purpose entities held assets totaling $7.2 billion and $7.0 billion, respectively, and had third-party liabilities totaling $2.4 billion. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Investment Portfolio

STORE Capital invests in real estate assets through three primary transaction types as summarized below. Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASC Topic 842) which had an impact on certain accounting related to the Company’s investment portfolio.

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

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, the Company will account for such acquisition as a financing arrangement and record the investment in loans and financing receivables on the condensed consolidated balance sheet; should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of March 31, 2020 and December 31, 2019, the Company had $29.4 million and $28.3 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 2.9% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has generally been less than 0.01% of rental revenues.

The Company reviews its operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located.

In the event that the collectibility of lease payments with respect to any tenant is not probable, a direct write-off of the receivable is made and any future rental revenue is recognized only when the tenant makes a rental payment and when collectibility is again deemed probable.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Events or changes in circumstances may also include an expectation to sell certain assets in accordance with the Company’s long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurement below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the three months ended March 31, 2020, the Company recognized an aggregate provision for the impairment of real estate of $2.9 million. The estimated fair value of the impaired real estate assets at March 31, 2020 was $9.8 million. The Company recognized as aggregate provision for the impairment of real estate of $2.6 million during the three months ended March 31, 2019.

Accounting for Loans and Financing Receivables

Classification and Cost of Loans Receivable

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, net of expected credit loss, including related unamortized discounts or premiums, if any.

Revenue Recognition – Loans Receivable

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2020 and December 31, 2019, the Company had loans receivable with an aggregate outstanding principal balance of $18.4 million and $15.6 million, respectively, on nonaccrual status.

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

Provision for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC Topic 326) which changed how the Company measures credit losses for loans and financing receivables.

In accordance with ASC Topic 326, the Company evaluates the collectibility of its portfolio of loans and financing receivables on a quarterly basis in accordance with the expected credit loss model based on credit quality indicators. The primary credit quality indicator is implied credit ratings associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable.

Prior to the adoption of ASC Topic 326, the Company periodically evaluated the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $14.0 million and $11.6 million of restricted cash at March 31, 2020 and December 31, 2019, respectively, which were included in other assets, net, on the condensed consolidated balance sheets.

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

As of March 31, 2020, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the three months ended March 31, 2020, the Company granted RSAs representing 95,967 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 105,544 shares of restricted stock vested and RSAs representing 763 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 37,410 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of March 31, 2020, the Company had 274,898 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2017 contain a market condition and a service condition and RSUs granted in 2018, 2019 and 2020 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the three months ended March 31, 2020, the Company awarded 534,141 RSUs to its executive officers. In connection with the vesting of 247,553 RSUs on December 31, 2019, the Company repurchased 97,570 shares during the three months ended March 31, 2020 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of March 31, 2020, there were 1,737,159 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2015 and tax returns filed for 2016 through 2018 are subject to examination by these jurisdictions. As of March 31, 2020 and December 31, 2019, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expenses. There was no accrual for interest or penalties at March 31, 2020 or December 31, 2019.

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

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$62,660	$45,556
Less: earnings attributable to unvested restricted shares	(96)	(83)
Net income used in basic and diluted income per share	$62,564	$45,473
Denominator:
Weighted average common shares outstanding	243,637,891	222,498,630
Less: Weighted average number of shares of unvested restricted stock	(282,405)	(313,876)
Weighted average shares outstanding used in basic income per share	243,355,486	222,184,754
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	452,547
Weighted average shares outstanding used in diluted income per share	243,355,486	222,637,301
(a)	For the three months ended March 31, 2020 and 2019, excludes 85,405 shares and 125,317 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In June 2016, the FASB issued ASC Topic 326 which changes how entities measure credit losses for most financial assets. This guidance requires an entity, at each reporting date, to estimate the lifetime “expected credit loss” of a financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected. Under this new standard, the Company records allowances that were not previously required under legacy GAAP. The guidance does not prescribe how such allowances should be calculated; in-scope assets should be evaluated collectively, based on similar risk characteristics. The Company’s approach utilizes the borrower’s implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to determine the expected credit loss.

The standard was effective for the Company on January 1, 2020 and was adopted retrospectively as of the beginning of the period of adoption. As a result, the Company’s investments in loans and certain leases that are accounted for as loans and financing receivables are directly impacted, requiring a cumulative-effect adjustment to retained earnings. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASC Topic 842) discussed above. The adoption did not materially impact the Company’s consolidated financial statements with an adjustment to beginning retained earnings of $2.5 million. Additionally, the adoption had no material impact on the Company’s internal controls.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. Investments

At March 31, 2020, STORE Capital had investments in 2,552 property locations representing 2,500 owned properties (of which 43 are accounted for as financing arrangements and 57 are accounted for as direct financing receivables), 21 properties where all the related land is subject to an operating ground lease and 31 properties which secure mortgage loans. The gross investment portfolio totaled $9.09 billion at March 31, 2020 and consisted of the gross acquisition cost of the real estate investments totaling $8.49 billion, loans and financing receivables with an aggregate carrying amount of $580.9 million and operating ground lease assets totaling $24.0 million. As of March 31, 2020, approximately 39% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the three months ended March 31, 2020, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2019	2,504	$8,854,921
Acquisition of and additions to real estate (a)	57	260,839
Investment in loans and financing receivables	—	3,289
Sales of real estate	(9)	(18,454)
Principal collections on loans and financing receivables	—	(2,178)
Amortization of operating ground lease assets (b)	—	(245)
Provisions for impairment		(2,900)
Adoption of expected credit loss standard (ASC Topic 326)		(2,465)
Other		(737)
Gross investments, March 31, 2020		9,092,070
Less accumulated depreciation and amortization		(796,575)
Net investments, March 31, 2020	2,552	$8,295,495
(a)	Excludes $11.8 million of tenant improvement advances disbursed in 2020 which were accrued as of December 31, 2019 and includes $0.2 million of interest capitalized to properties under construction.
(b)	Represents amortization related to operating ground lease (or right-of-use) assets during the three months ended March 31, 2020.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental revenues:
Operating leases (a)	$163,312	$149,507
Sublease income - operating ground leases (b)	583	508
Amortization of lease related intangibles and costs	(545)	(524)
Total rental revenues	$163,350	$149,491

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$4,300	$2,970
Sale-leaseback transactions accounted for as financing arrangements	3,640	82
Direct financing receivables	3,542	3,579
Total interest income on loans and financing receivables	$11,482	$6,631
(a)	For the three months ended March 31, 2020 and 2019, includes $608,000 and $802,000, respectively, of property tax tenant reimbursement revenue and includes $25,000 and $36,000, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.

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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 490 customers geographically dispersed throughout 49 states. Only one state, Texas (10%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2020. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at March 31, 2020, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, the largest customer also represented 2.8% of the Company’s total annualized investment portfolio revenues as of March 31, 2020. The Company’s customers operate their businesses across more than 725 concepts and the largest of these concepts represented 2.8% of the Company’s total annualized investment portfolio revenues as of March 31, 2020.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of March 31, 2020 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	785	$1,285,483	14%
Early childhood education centers	239	536,305	6
Health clubs	88	492,859	6
Furniture stores	62	481,447	5
Automotive repair and maintenance	176	442,092	5
Farm and ranch supply stores	43	412,498	4
Metal fabrication	79	387,354	4
All other service industries	802	3,109,838	34
All other retail industries	127	876,885	10
All other manufacturing industries	151	1,067,309	12
	2,552	$9,092,070	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at March 31, 2020 was approximately 14 years. Substantially all of the leases are triple-net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2020, twelve of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2020, were as follows (in thousands):

Remainder of 2020	$513,746
2021	684,042
2022	684,536
2023	682,645
2024	680,091
2025	674,896
Thereafter	5,705,400
Total future minimum rentals (a)	$9,625,356
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31,	December 31,
	2020	2019
In-place leases	$43,249	$44,425
Ground lease-related intangibles	19,449	19,449
Above-market leases	9,492	9,492
Total intangible lease assets	72,190	73,366
Accumulated amortization	(29,970)	(28,948)
Net intangible lease assets	$42,220	$44,418

Aggregate lease intangible amortization included in expense was $1.1 million and $1.7 million during the three months ended March 31, 2020 and 2019, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.3 million during both the three months ended March 31, 2020 and 2019.

Based on the balance of the intangible assets at March 31, 2020, the aggregate amortization expense is expected to be $3.0 million for the remainder of 2020, $3.8 million in 2021, $3.7 million in 2022, $3.3 million in 2023, $2.7 million in 2024 and $2.2 million in 2025; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.8 million for the remainder of 2020, $0.6 million in 2021 and $0.4 million in each of the years 2022 through 2025. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles, approximately 44 years for the amortizing ground lease-related intangibles and approximately six years for the above-market lease intangibles.

Operating Ground Lease Assets

As of March 31, 2020, STORE Capital had operating ground lease assets aggregating $24.0 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $600,000 and $524,000 during the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company also recognized in rental revenues $583,000 and $508,000, respectively, of sublease revenue associated with its operating ground leases.

The future minimum lease payments to be paid under the operating ground leases as of March 31, 2020 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2020	$23	$1,888	$1,911
2021	31	2,347	2,378
2022	31	2,302	2,333
2023	31	6,052	6,083
2024	31	1,981	2,012
2025	33	1,666	1,699
Thereafter	3,042	30,931	33,973
Total lease payments	3,222	47,167	50,389
Less imputed interest	(2,608)	(23,565)	(26,173)
Total operating lease liabilities - ground leases	$614	$23,602	$24,216
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $47.2 million commitment, $16.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	March 31,	December 31,
Type	Rate (a)	Date	2020	2019
Five mortgage loans receivable	8.09%	2020 - 2022	$35,418	$33,073
Five mortgage loans receivable	8.43%	2032 - 2038	18,703	18,760
Eleven mortgage loans receivable (b)	8.51%	2051 - 2059	149,976	149,766
Total mortgage loans receivable			204,097	201,599
Equipment and other loans receivable	8.53%	2020 - 2026	23,350	25,066
Total principal amount outstanding—loans receivable			227,447	226,665
Unamortized loan origination costs			1,180	1,197
Sale-leaseback transactions accounted for as financing arrangements (c)	7.81%	2034 - 2043	187,107	186,614
Direct financing receivables			170,165	170,329
Allowance for credit and loan losses (d)			(5,003)	(2,538)
Total loans and financing receivables			$580,896	$582,267
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.
(d)	Balance includes $2.5 million of credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and $2.5 million of loan loss reserves recognized prior to December 31, 2019.

Loans Receivable

At March 31, 2020, the Company held 47 loans receivable with an aggregate carrying amount of $225.1 million. Twenty-one of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Five of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2020	$3,092	$25,279	$28,371
2021	1,931	15,026	16,957
2022	2,738	6,974	9,712
2023	2,873	1,203	4,076
2024	3,131	—	3,131
2025	1,560	912	2,472
Thereafter	144,410	18,318	162,728
Total principal payments	$159,735	$67,712	$227,447

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of March 31, 2020, the Company had $187.1 million of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future payments (excluding any contingent payments) to be received under these agreements as of March 31, 2020, were as follows (in thousands):

Remainder of 2020	$10,914
2021	14,613
2022	14,684
2023	14,761
2024	14,896
2025	15,036
Thereafter	209,776
Total future scheduled payments	$294,680

Direct Financing Receivables

As of March 31, 2020 and December 31, 2019, the Company had $170.2 million and $170.3 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Minimum lease payments receivable	$374,520	$378,659
Estimated residual value of leased assets	22,610	22,610
Unearned income	(226,965)	(230,940)
Net investment	$170,165	$170,329

As of March 31, 2020, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $12.5 million for the remainder of 2020 and average approximately $16.9 million for each of the next five years.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its portfolio of loans and financing receivables on a quarterly basis in accordance with the expected credit loss model. The Company groups individual loans and financing receivables based on implied credit ratings associated with each borrower. Based on credit quality indicators as of March 31, 2020, $198.9 million of loans and financing receivables were categorized as investment grade and $385.8 million were categorized as non-investment grade. During the three months ended March 31, 2020, there were no provisions for credit losses, no write-offs charged against the allowance and no recoveries of amounts previously written off.

The year of origination for loans and financing receivables with a credit quality indicator of investment grade are $88.7 million in 2019, $29.7 million in 2018, none in 2017 and $80.5 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade are $162.5 million in 2019, $46.2 million in 2018, $13.2 million in 2017 and $163.9 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At March 31, 2020, the Company had $600.0 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $5.6 billion at March 31, 2020.

The facility is recourse to the Company and, as of March 31, 2020, the Company was in compliance with the covenants under the facility.

At March 31, 2020 and December 31, 2019, unamortized financing costs related to the Company’s credit facility totaled $1.9 million and $2.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of March 31, 2020, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2020, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan and, in March 2017, the Company entered into a second $100 million floating-rate, unsecured term loan. In March 2020, the Company elected to exercise the first extension option on the 2017 loan for one year to March 2021; the loan has two remaining one-year extension options. The interest rate on these loans resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.10% for the 2016 loan and 1.00% for the 2017 loan. The Company has entered into interest rate swap agreements that effectively convert the variable interest rate on the 2016 term loan to a fixed rate. The term loans were arranged with lenders who also participate in the Company’s unsecured revolving credit facility and the financial covenants of the term loans match the covenants of the unsecured credit facility. The term loans are senior unsecured obligations of the Company and may be prepaid at any time without penalty.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		March 31,	December 31,
	Date	Rate		2020	2019
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	350,000
Total notes payable				1,075,000	1,075,000
Term Loans:
Term Loan issued March 2017	Mar. 2021	1.94	% (a)	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44	% (b)	100,000	100,000
Total term loans				200,000	200,000
Unamortized discount				(3,659)	(3,766)
Unamortized deferred financing costs				(8,353)	(8,681)
Total unsecured notes and term loans payable, net				$1,262,988	$1,262,553
(a)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + applicable credit spread which was 1.00% at March 31, 2020.
(b)	Loan is a variable-rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.10% at March 31, 2020. The Company has entered into interest rate swap agreements that effectively convert the floating rate to the fixed rate noted above as of March 31, 2020.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented the STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $155.0 million at March 31, 2020.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of March 31, 2020, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.2 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $343.2 million at March 31, 2020.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		March 31,	December 31,
	Date	Rate		2020	2019
Non-recourse net-lease mortgage notes:
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		$92,665	$92,783
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		89,242	89,775
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		85,961	86,445
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		89,283	89,773
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		135,917	136,092
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		145,610	146,384
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,646	49,708
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		263,363	263,700
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		187,362	188,347
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		81,437	81,859
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,923	45,981
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		127,792	128,443
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		221,326	222,504
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		162,838	163,043
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		242,326	243,582
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		135,773	135,943
Total non-recourse net-lease mortgage notes				2,156,464	2,164,362
Non-recourse mortgage notes:
$16,100 note issued February 2014	Mar. 2021	4.83%		13,865	13,973
$13,000 note issued May 2012	May 2022	5.195%		10,635	10,727
$26,000 note issued August 2012	Sept. 2022	5.05%		21,425	21,608
$6,400 note issued November 2012	Dec. 2022	4.707%		5,273	5,319
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,920	10,004
$17,500 note issued August 2013	Sept. 2023	5.46%		15,038	15,150
$10,075 note issued March 2014	Apr. 2024	5.10%		9,142	9,188
$65,000 note issued June 2016	Jul. 2026	4.75%		61,252	61,531
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,724	5,758
Total non-recourse mortgage notes				193,964	194,948
Unamortized discount				(450)	(471)
Unamortized deferred financing costs				(29,054)	(30,350)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,320,924	$2,328,489
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of March 31, 2020, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $1.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of March 31, 2020, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2020	$26,451	$—	$26,451
2021	33,329	213,466	246,795
2022	28,654	200,829	229,483
2023	24,339	265,357	289,696
2024	19,634	426,914	446,548
2025	17,334	256,613	273,947
Thereafter	39,865	2,072,643	2,112,508
	$189,606	$3,435,822	$3,625,428

5. Stockholders’ Equity

In November 2019, the Company established its fourth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2019 ATM Program).

The following tables outline the common stock issuances under the 2019 ATM Program (in millions except share and per share information):

	Three Months Ended March 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	4,127,800	$36.22	$149.5	$(0.8)	$(0.1)	$148.6
Total	4,127,800	$36.22	$149.5	$(0.8)	$(0.1)	$148.6

	Inception of Program Through March 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	9,154,166	$38.18	$349.5	$(2.7)	$(0.4)	$346.4
Total	9,154,166	$38.18	$349.5	$(2.7)	$(0.4)	$346.4

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of March 31, 2020, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $97.1 million, of which $88.2 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $1.0 million at March 31, 2020 and an asset of $317,000 at December 31, 2019; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at March 31, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2020, these debt obligations had a carrying value of $3,583.9 million and an estimated fair value of $3,508.6 million. At December 31, 2019, these debt obligations had an aggregate carrying value of $3,591.0 million and an estimated fair value of $3,812.7 million.

8. Subsequent Event

During the first quarter of 2020, the World Health Organization declared the global outbreak of the novel coronavirus (“COVID-19”) a pandemic. The pandemic both in the Unites States and globally has been rapidly evolving and it continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets and has had an unprecedented effect on many businesses. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its tenants. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COIVD-19 pandemic, it is unable to estimate the impact the pandemic will have on its cash flows, results of operations and financial condition during the remainder of 2020 due to numerous uncertainties.

In April 2020, the Company received rent relief requests from many of its tenants, most often in the form of short-term rent deferral arrangements. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 21, 2020 and the supplemental risk factor disclosed under Item 8.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020.

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this quarterly report. New risks and uncertainties arise over time and it is not possible for us to predict those events or how they may affect us. Many of the risks identified herein and in our periodic reports have been and will continue to be heightened as a result of the ongoing and numerous adverse effects arising from the COVID-19 pandemic. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Examples of single-tenant operational real estate in the service industry sector include restaurants, early childhood education centers, health clubs and automotive repair and maintenance facilities. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $10.3 billion of real estate investments. As of

March 31, 2020, our investment portfolio totaled approximately $9.1 billion, consisting of investments in 2,552 property locations across the United States. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.9%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of March 31, 2020, approximately 99% of our leases (based on annualized base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2020, the weighted average remaining term of our leases (calculated based on annualized base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 10% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts).

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

COVID-19 Pandemic

During the first quarter of 2020, the World Health Organization declared the global outbreak of the novel coronavirus (“COVID-19”) a pandemic. The impact of the pandemic both in the Unites States and globally has evolved rapidly and it continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. In an effort to flatten the infection curve and relieve stress on local healthcare systems, most states in the U.S. reacted by instituting quarantines, shelter in place orders, social distancing requirements, and restrictions on travel while also requiring businesses in many of our customers’ industries (e.g. restaurants, educational facilities, health clubs, movie theaters and many retail stores) either to be closed or to have limited operations. Among other effects, these actions have created disruptions in supply chains, caused reductions in purchases by consumers and directly and adversely impacted a number of industries in which our tenants operate. The outbreak is expected to have an adverse impact on economic and market conditions and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate impact of the COVID-19 pandemic at this time is unknown. The COVID-19 pandemic presents a potential negative impact to our tenants’ ability to meet their financial obligations to us and increases uncertainty regarding government and regulatory policy.

The U.S. has enacted several relief measures in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020. We believe that many of our middle market and small business tenants should qualify for the financial relief programs provided by the CARES Act, although we do not currently know how many do, in fact, qualify nor to what extent these tenants will receive, or have received, economic benefit from this and other current or subsequent Federal economic stimulus initiatives. Among numerous non-tax provisions designed to aid in economic stabilization, the CARES Act made changes to the U.S. federal income and payroll tax laws applicable to businesses, including REITs and their shareholders, many of which take immediate and even retroactive effect. While we believe our analysis and computations of the tax effects of the CARES Act (including issued guidance) are properly reflected in our financial statements, technical corrections or other amendments to the CARES Act or additional administrative guidance interpreting the CARES Act may be forthcoming at any time, which increases the uncertainty as to the long-term effect of the CARES Act on us. Likewise, we are still in the process of reviewing the impact of the CARES Act on us, our customers and our stockholders. In addition, lawmakers may pass further measures during 2020 to aid in the COVID-19 pandemic, which could include additional tax legislation.

At this point, the pandemic is generally expected to be temporary in nature and various states have recently begun lifting certain restrictions that have significantly impacted economic activity. We do believe that as these restrictions are lifted, our tenants will gradually increase business activity and, therefore, have improved ability to meet their financial obligations. The timing and strength of the recovery from the economic impact of the COVID-19 pandemic cannot yet be predicted.

In response to the pandemic, we were able to immediately transition to a remote working environment and our 97 employees have collectively taken many steps to manage the impact to us as well as to assist our customers in managing the impact to them. Steps we have taken include borrowing $450 million under our revolving credit facility as a precautionary measure to increase liquidity and preserve financial flexibility, temporarily curtailing acquisition activity until some of the uncertainty in the financial markets subsides, and working directly with our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants to pay their rent using short-term notes.

Liquidity and Capital Resources

At the beginning of 2020, our real estate investment portfolio totaled $8.8 billion, consisting of investments in 2,504 property locations with base rent and interest due from our customers aggregating approximately $59.5 million per month, excluding future rent payment escalations. As of March 31, 2020, our investment portfolio had grown to approximately $9.1 billion, consisting of investments in 2,552 property locations with base rent and interest due from our customers aggregating approximately $60.8 million per month. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. The lease contracts related to just eleven of our properties are due to expire during the remainder of 2020; 82% of our leases have ten years or more remaining in their base lease term. As of March 31, 2020, twelve of our 2,552 properties were vacant and not subject to a lease, which represents a 99.5% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. As our country begins to recover from the COVID-19 pandemic, the level of underperforming properties or future vacancies will be difficult to predict. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

In order to preserve financial flexibility during the COVID-19 pandemic, we have fully drawn down our credit facility and have substantially curbed our new property acquisition activity. Once we have better visibility into the stability of the capital markets and the path of recovery from the pandemic, we intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions; we continue to maintain our extensive pipeline of acquisition opportunities that we can turn to when the market can support acquisition activity. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of March 31, 2020, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $97.1 million, the majority of which is expected to be funded in the next twelve months.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable-rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed-rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less dividends plus proceeds from our sale of properties) and our annual debt maturities; we have no significant debt maturities during the remainder of 2020.

As of March 31, 2020, substantially all our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 6.7 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio); however, this ratio may be impacted by the effects of the COVID-19 pandemic on our operations in the near term.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of March 31, 2020, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 67% and approximately 39% of our investment portfolio serves as collateral for this long-term debt. The remaining 61% of our portfolio properties, aggregating approximately $5.6 billion at March 31, 2020, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed as it has been again as a result of the COVID-19 pandemic. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short-term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of the STORE Master Funding Series 2018-1 notes issuance in October 2018, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes that were scheduled to mature in 2020. Also, as part of the STORE Master Funding Series 2019-1 notes issuance in November 2019, we prepaid, without penalty, an aggregate of $186.1 million of STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes. In the first quarter of 2020, we extended one $100 million bank term loan scheduled to mature in March 2020; as a result, there are now no significant debt maturities until 2021. Similar to these STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In response to the COVID-19 pandemic, we borrowed $450 million on our unsecured revolving credit facility in late March to increase our cash position and preserve financial flexibility in light of the uncertainties in the markets. At March 31, 2020, we had the full $600 million outstanding under our unsecured revolving credit facility.

Our unsecured revolving credit facility also has an accordion feature of $800 million, which gives us a maximum borrowing capacity of $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions. Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.825% to 1.55%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.55%. The credit spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.125% to 0.30%. The currently applicable credit spread for LIBOR-based borrowings is 1.00% and the facility fee is 0.20%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $5.6 billion at March 31, 2020. The facility is recourse to us and, as of March 31, 2020, we were in compliance with the financial and nonfinancial covenants under the facility and do not anticipate any compliance issues in the foreseeable future.

Senior Unsecured Term Debt

In February 2019, we completed our second issuance of underwritten public notes in an aggregate principal amount of $350.0 million. These senior unsecured notes, which were issued at 99.260% of their principal amount, are due in March 2029 and bear a coupon rate of 4.625%; similar to our first issuance of public notes in March 2018, interest on these notes will be paid semi-annually in March and September of each year. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2020, we were in compliance with these covenants and expect to remain in compliance in the foreseeable future. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured revolving credit facility. In March 2019, we amended the related credit agreement, lowered the related credit spread by 10 basis points and extended the original term of the $100 million bank term loan (originally issued in March 2017) for one year to March 2020, while retaining the three one-year extension options. In the first quarter of 2020, we executed the first of the three options and extended this loan to March 2021. The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.00%. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.3 billion as of March 31, 2020.

Non-recourse Secured Debt

As of March 31, 2020, approximately 35% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset-backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and we believe it broadens the market for our STORE Master Funding debt program and gives us access to lower cost secured debt. In November 2019, our consolidated special purpose entities issued the ninth series, Series 2019-1, representing $508 million of net-lease mortgage notes under the STORE Master Funding debt program. The Series 2019-1 transaction marked our inaugural issuance of 15-year notes, included $326 million of AAA rated notes and served to solidify our belief that the market for the STORE Master Funding program is broadening. The net proceeds from the issuance of the Class A notes were primarily used to pay down outstanding balances on our credit facility and to prepay, without penalty, STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes aggregating approximately $186.1 million at the time of prepayment; these notes were scheduled to mature in 2020 and 2021 and bore a weighted average interest rate of 4.2%.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P

Global Ratings. As of March 31, 2020, there was an aggregate $155.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short-term borrowings as we have done from time to time in the past.

The ABS notes outstanding at March 31, 2020 totaled $2.2 billion in Class A principal amount and were supported by a collateral pool of approximately $3.2 billion representing 1,134 property locations operated by 207 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the three months ended March 31, 2020, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $29 million on cash collections of $64 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 1.8 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. In April, based on the level of cash rents collected, as well as rents collected through the structured rent relief program (through which we allowed tenants to pay their rent using short-term notes), the debt service coverage ratio for the STORE Master Funding program remained above program minimums. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of March 31, 2020, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.6 billion, a weighted average maturity of 6.7 years and a weighted average interest rate of 4.3%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2020:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,156	$3,188	$—	$3,188
Other mortgage notes payable	194	343	—	343
Total non-recourse debt	2,350	3,531	—	3,531
Unsecured notes and term loans payable	1,275	—	—	—
Unsecured credit facility	600	—	—	—
Total unsecured debt (including revolving credit facility)	1,875	—	—	—
Unencumbered real estate assets	—	4,364	1,197	5,561
Total debt	$4,225	$7,895	$1,197	$9,092

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

Equity

We access the equity markets in various ways. In November 2019, we established our fourth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Under this program, we can offer and sell up to a maximum amount of $900 million of common stock (the 2019 ATM Program). As a result of the volatility in the equity markets due to the COVID-19 pandemic, we limited our use of the ATM program during the first quarter of 2020.

The following tables outline the common stock issuances under this program (in millions except share and per share information):

	Three Months Ended March 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	4,127,800	$36.22	$149.5	$(0.8)	$(0.1)	$148.6
Total	4,127,800	$36.22	$149.5	$(0.8)	$(0.1)	$148.6

	Inception of Program Through March 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	9,154,166	$38.18	$349.5	$(2.7)	$(0.4)	$346.4
Total	9,154,166	$38.18	$349.5	$(2.7)	$(0.4)	$346.4

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the three months ended March 31, 2020 increased by $17.4 million over the same period in 2019, primarily due to the increase in the size of our real estate investment portfolio, which generated additional rent and interest revenues. Cash flows from operations for the three months ended March 31, 2019 include a $6.7 million payment we made in settlement of two treasury lock agreements. As a result of the curtailment of investment activity during the first quarter of 2020 due to the COVID-19 pandemic, total investment in real estate, loans and financing receivables during the first three months of 2020 was $162.3 million lower than the same period in 2019. In the first quarter of 2020, investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, borrowings under our unsecured credit facility and proceeds from the issuance of stock. Investment activity during the same period in 2019 was primarily funded with a combination of cash from operations, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Net cash provided by financing activities was higher for the three months ended March 31, 2020 as compared to the same period in 2019 primarily as a result of borrowings we made on our unsecured revolving credit facility as a precautionary measure in response to the COVID-19 pandemic, as compared to net paydown activity on the facility during the same period in 2019. During the three months ended March 31, 2019, financing activities included $384.5 million of net proceeds from the issuance of long-term debt. We paid dividends to our stockholders totaling $85.0 million and $74.2 million during the first three months of 2020 and 2019, respectively; we increased our quarterly dividend in the third quarter of 2019 by 6.1% to an annualized $1.40 per common share.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$112,204	$94,847
Net cash used in investing activities	(225,860)	(401,040)
Net cash provided by financing activities	649,462	315,145
Net increase in cash, cash equivalents and restricted cash	535,806	8,952
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017
Cash, cash equivalents and restricted cash, end of period	$647,187	$51,969

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$633,192	$37,352
Restricted cash included in other assets	13,995	14,617
Total cash, cash equivalents and restricted cash	$647,187	$51,969

As of March 31, 2020, we had immediate liquidity of $633.2 million on our balance sheet. Management believes that our current cash balance, the cash generated by our operations and the $800.0 million of liquidity available to us under the accordion feature of our unsecured revolving credit facility, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would need to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2019, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2020 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Portfolio Information

As of March 31, 2020, our total investment in real estate and loans approximated $9.1 billion, representing investments in 2,552 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 730 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of March 31, 2020, our 2,552 property locations were operated by 491 customers across the United States. Our largest customer represented approximately 2.8% of our portfolio at March 31, 2020, and our top ten largest customers represented 17.6% of annualized base rent and interest. Our customers operate their businesses across more than 725 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on March 31, 2020, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of March 31, 2020, our property locations were operated by 491 customers and the following table identifies our ten largest customers:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer	Interest	Properties
Fleet Farm Group LLC	2.8%	10
AVF Parent, LLC (Art Van Furniture)	2.4	23
Bass Pro Group, LLC (Cabela's)	1.9	10
Cadence Education, Inc. (Early childhood/elementary education)	1.8	49
CWGS Group, LLC (Camping World/Gander Outdoors)	1.7	20
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	1.6	19
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.5	14
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.3	21
US LBM Holdings, LLC (Building materials distribution)	1.3	48
Zips Holdings, LLC	1.3	41
All other (481 customers)	82.4	2,297
Total	100.0%	2,552

Diversification by Concept

As of March 31, 2020, our customers operated their businesses across more than 725 concepts and the following table identifies the top ten concepts:

	% of
	Annualized
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Fleet Farm	2.8%	10
Ashley Furniture HomeStore	2.2	31
Art Van Furniture	1.7	16
Cabela's	1.7	8
AMC Theaters	1.5	14
Zips Car Wash	1.3	41
Stratford School	1.2	6
America's Auto Auction	1.1	7
At Home	1.1	9
Carvana	1.0	13
All other (716 concepts)	84.4	2,397
Total	100.0%	2,552

Diversification by Industry

As of March 31, 2020, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 76 industry groups:

	% of
	Annualized		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	9.0%	392	2,687
Restaurants—limited service	5.0	393	1,065
Early childhood education centers	6.0	239	2,501
Health clubs	5.4	88	3,064
Automotive repair and maintenance	4.8	176	912
Movie theaters	3.9	38	1,916
Family entertainment centers	3.9	40	1,607
All other service (29 industry groups)	26.8	724	25,249
Total service	64.8	2,090	39,001
Retail:
Furniture stores	5.3	62	3,900
Farm and ranch supply stores	4.5	43	4,203
All other retail (16 industry groups)	9.0	127	5,405
Total retail	18.8	232	13,508
Manufacturing:
Metal fabrication	4.4	79	9,487
All other manufacturing (21 industry groups)	12.0	151	18,613
Total manufacturing	16.4	230	28,100
Total	100.0%	2,552	80,609

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of March 31, 2020:

	% of
	Annualized
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.6%	264
Illinois	6.4	159
Florida	5.4	154
Georgia	5.1	144
Ohio	5.1	135
California	5.0	57
Wisconsin	4.6	58
Arizona	4.6	86
Michigan	4.1	90
Tennessee	3.7	113
All other (39 states) (1)	45.4	1,292
Total	100.0%	2,552
(1)	Includes one property in Ontario, Canada which represents 0.3% of annualized base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of March 31, 2020:

	% of
	Annualized
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2020	0.5%	19
2021	0.6	8
2022	0.3	5
2023	0.7	20
2024	0.6	19
2025	1.5	29
2026	1.6	49
2027	2.5	57
2028	3.9	75
2029	6.0	174
Thereafter	81.8	2,085
Total	100.0%	2,540
(1)	Expiration year of contracts in place as of March 31, 2020 and excludes any tenant option renewal periods.
(2)	Excludes twelve properties which were vacant and not subject to a lease as of March 31, 2020.

Results of Operations

Overview

As of March 31, 2020, our real estate investment portfolio had grown to approximately $9.1 billion, consisting of investments in 2,552 property locations in 49 states, operated by more than 490 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,		Increase
(In thousands)	2020	2019	(Decrease)
Total revenues	$177,897	$156,638	$21,259
Expenses:
Interest	41,694	38,068	3,626
Property costs	6,004	2,584	3,420
General and administrative	7,879	11,983	(4,104)
Depreciation and amortization	59,338	53,716	5,622
Provisions for impairment	2,900	2,610	290
Total expenses	117,815	108,961	8,854

Net gain (loss) on dispositions of real estate	2,746	(1,928)	4,674
Income from operations before income taxes	62,828	45,749	17,079
Income tax expense	168	193	(25)
Net income	$62,660	$45,556	$17,104

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $8.0 billion in gross investment amount representing 2,334 properties as of March 31, 2019 to approximately $9.1 billion in gross investment amount representing 2,552 properties at March 31, 2020. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $8.9 billion in 2020 and $7.8 billion in 2019. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2020 on acquisitions that were made during 2019. Similarly, the full revenue impact of acquisitions made during the first quarter of 2020 will not be seen until the second quarter of 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.

Many of our customers have been impacted by the COVID-19 pandemic with customers in certain industries impacted more significantly than others as a result of shelter in place orders that distinguish between essential and non-essential services and social distancing requirements. Based on our experience, industries most impacted have been restaurants, education including early childhood care centers and elementary schools, furniture and home furnishing stores, health clubs, movie theaters and family entertainment facilities. We have been working with a number of our tenants on short-term rent deferral arrangements, including a structured rent relief program through which we allowed tenants to pay a portion of second quarter rent using short-term notes. We expect that the amounts deferred will be collected in later quarters. Through the end of April 2020, we received cash payments representing approximately 68% of scheduled rent and interest on our active contracts and completed rent deferral and other payment arrangements for all but 3% of the remaining amount due. Rent collections and rent deferral arrangements reached in any given month may not be indicative of collections or deferrals in future periods and we are unable to estimate the full impact that the COVID-19 pandemic will have on our future revenues and financial results at this time.

The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. The majority of our transactions are sale-leaseback transactions where we acquire the property and simultaneously negotiate a lease directly with the tenant based on the tenant’s business needs. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third-party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the first quarter of 2020, the weighted average lease rate attained on our new investments was approximately 0.3% lower as compared to the same period in 2019 and also represented a small decrease from lease rates attained during the fourth quarter of 2019. The weighted average initial capitalization rate on the properties we acquired during the first quarters of 2020 and 2019 was approximately 7.5% and 7.8%, respectively.

As a result of the COVID-19 pandemic, we curtailed our real estate investment activity beginning in mid-March 2020. We cannot predict when the commercial real estate markets will return to order after this wide-spread disruption. Because our sale-leaseback product is a substitute for both borrowings and equity capital for our customers, we do expect that we will return to our planned acquisition activity in a disciplined manner when the pandemic has subsided. Although we cannot predict what lease rates will be when the markets return to normal, our experience is that we could see similar movements in lease rates as market interest rates adjust in the future.

Interest Expense

We fund the growth in our real estate investment portfolio with excess cash flow from our operations after dividends and principal payments on debt, net proceeds from periodic sales of real estate, net proceeds from equity issuances and proceeds from issuances of long-term fixed-rate debt. We typically use our unsecured revolving credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Interest expense - credit facility	$280	$1,538
Interest expense - credit facility fees	303	300
Interest expense - long-term debt (secured and unsecured)	39,198	33,861
Capitalized interest	(229)	(417)
Loss on defeasance of debt	—	735
Amortization of deferred financing costs and other	2,142	2,051
Total interest expense	$41,694	$38,068
Credit facility:
Average debt outstanding	$56,044	$173,257
Average interest rate during the period (excluding facility fees)	2.0%	3.6%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,630,139	$3,095,197
Average interest rate during the period	4.3%	4.4%

The increases in average outstanding long-term debt were the primary driver for the increases in interest expense on long-term debt. Long-term debt added after March 31, 2019, primarily consisted of $508 million of STORE Master Funding Series 2019-1 notes issued in November 2019 which bear a weighted average interest rate of 3.7%. As part of the Series 2019-1 note issuance, we prepaid, without penalty, STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes aggregating approximately $186.1 million at the time of prepayment; these notes were scheduled to mature in 2020 and 2021 and bore a weighted average interest rate of 4.2%. As of March 31, 2020, we had $3.6 billion of long-term debt outstanding with a weighted average interest rate of 4.3%.

We use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility decreased from 2019 to 2020 due to lower average outstanding borrowings as well as a decrease in the weighted average interest rate incurred on our borrowings due to decreases in one-month LIBOR. During the three months ended March 31, 2020, the average one-month LIBOR was approximately 1.1% lower than during the same period in 2019. As noted earlier, as a precautionary measure due to the COVID-19 pandemic, we borrowed $450 million under our revolving credit facility at the end of March 2020 to increase liquidity and preserve financial flexibility. We ended the quarter with the full $600 million outstanding on our facility. As a result, we expect that interest expense related to our credit facility will be higher in the second quarter of 2020 as compared to both first quarter 2020 as well as prior year periods, although at lower average interest rates.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.2 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2020, we owned twelve properties that were vacant and not subject to a lease and the lease contracts related to just eleven properties we own are due to expire during the remainder of 2020. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. During the first quarter of 2020, we experienced an increase in property costs primarily related to property taxes accruing on properties where the tenants were not performing on their lease obligations. Although none of our vacancies at March 31, 2020 are specifically related to the COVID-19 pandemic, we expect that vacancies could increase in the future if the nationwide economic shutdown continues and our tenants are not able to reopen their businesses.

As of March 31, 2020, we had entered into operating ground leases as part of several real estate investment transactions. As a result of the adoption of ASC Topic 842 in 2019, the ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. Also as a result of the adoption of ASC Topic 842, for the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we now reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended March 31,
	2020	2019
Property-level operating costs (a)	$4,679	$1,141
Ground lease-related intangibles amortization expense	117	117
Operating ground lease payments made by STORE Capital	5	5
Operating ground lease payments made by STORE Capital tenants	444	370
Operating ground lease straight-line rent expense	151	149
Property taxes payable from tenant impounds	608	802
Total property costs	$6,004	$2,584
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $7.9 million for the three months ended March 31, 2020 as compared to $12.0 million for the same period in 2019. During the three months ended March 31, 2020, we derecognized $6.7 million of previously recognized stock-based compensation expense related to certain performance-based restricted stock unit awards that are no longer expected to be earned. This decrease was partially offset by increases due to the growth of our portfolio and related staff additions. Certain expenses, such as property-related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. Our employee base grew from 92 employees at March 31, 2019 to 97 employees as of March 31, 2020. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale. During the three months ended March 31, 2020, we incurred a small amount of professional services expenses and other costs related to our response to the COVID-19 pandemic and, although we could incur such additional costs in the future, we do not expect that they will be significant to our operations.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $53.7 million for the three months ended March 31, 2019 to $59.3 million for the comparable period in 2020.

Provisions for Impairment

During the three months ended March 31, 2020 and 2019, we recognized $2.9 million and $2.6 million, respectively, in provisions for the impairment of real estate.

Net Gain (Loss) on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended March 31, 2020, we recognized a $2.7 million aggregate net gain on the sale of nine properties. In comparison, for the three months ended March 31, 2019, we recognized a $1.9 million aggregate net loss on the sale of four properties.

Net Income

For the three months ended March 31, 2020, our net income was $62.7 million reflecting increases from $45.6 million for the three months ended March 31, 2019. The change in net income is primarily comprised of an increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, an increase resulting from the derecognition of stock-based compensation expense and the aggregate amount of net gains on dispositions of real estate recognized during 2020 versus losses in 2019 as described above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net Income	$62,660	$45,556
Depreciation and amortization of real estate assets	59,255	53,639
Provision for impairment of real estate	2,900	2,610
Net (gain) loss on dispositions of real estate	(2,746)	1,928
Funds from Operations	122,069	103,733
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(1,265)	(1,253)
Construction period rent deferrals	526	608
Amortization of:
Equity-based compensation	(3,572)	1,686
Deferred financing costs and other	2,142	2,051
Lease-related intangibles and costs	675	693
Lease termination fees	(237)	—
Capitalized interest	(229)	(418)
Loss on defeasance of debt	—	735
Adjusted Funds from Operations	$120,109	$107,835

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At March 31, 2020, substantially all of our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.7 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although substantially all of our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate. During the first quarter of 2020, we had average daily outstanding borrowings of $56.0 million on our variable rate credit facility, which primarily bears interest based on one-month LIBOR, plus a credit spread of 1.0% based on our current credit rating. In order to increase liquidity and maintain financial flexibility amid the COVID-19 pandemic, we drew down $450 million on our unsecured revolving credit facility and, as of March 31, 2020, we had the full $600 million outstanding under our facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for our variable rate debt was approximately $0.4 million for the first quarter of 2020. Had the borrowings on the facility been outstanding the entire quarter, the estimated market risk exposure for our variable rate debt would have been approximately $1.8 million for the first quarter of 2020, or approximately 1.6% of net cash provided by operating activities for the three months ended March 31, 2020. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At March 31, 2020, the Company does have contracts that are indexed to LIBOR and continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties; the $600 million unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of March 31, 2020 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and filed with the Securities and Exchange Commission on February 21, 2020, and the supplemental risk factor disclosed under Item 8.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the first quarter of 2020 were in connection with this tax withholding obligation. During the three months ended March 31, 2020, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2020 through January 31, 2020	97,570	$37.24
February 1, 2020 through February 29, 2020	37,410	$38.80
March 1, 2020 through March 31, 2020	-	$-
Total	134,980	$37.67

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Description	Location
10.1	*	Employment Agreement dated as of July 8, 2019, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Andrew L. Rosivach.	Filed herewith.
10.2	*	Employment Agreement dated as of August 19, 2019, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Chad A. Freed.	Filed herewith.
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1		Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2		Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS		Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

*Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: May 6, 2020	By:	/s/ Catherine Long
Catherine Long
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)