Form 10-Q
period 2020-06-30
STORE CAPITAL Corp
filed 2020-08-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, there were 253,443,949 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,699,870	$2,634,285
Buildings and improvements	5,752,354	5,540,749
Intangible lease assets	71,949	73,366
Total real estate investments	8,524,173	8,248,400
Less accumulated depreciation and amortization	(850,038)	(740,124)
	7,674,135	7,508,276
Operating ground lease assets	24,069	24,254
Loans and financing receivables, net	618,462	582,267
Net investments	8,316,666	8,114,797
Cash and cash equivalents	699,165	99,753
Other assets, net	121,707	81,976
Total assets	$9,137,538	$8,296,526

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$600,000	$—
Unsecured notes and term loans payable, net	1,263,447	1,262,553
Non-recourse debt obligations of consolidated special purpose entities, net	2,313,309	2,328,489
Dividends payable	88,654	83,938
Operating lease liabilities	29,230	29,347
Accrued expenses, deferred revenue and other liabilities	112,772	106,814
Total liabilities	4,407,412	3,811,141
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 253,298,352 and 239,822,900 shares issued and outstanding, respectively	2,533	2,398
Capital in excess of par value	5,109,408	4,787,932
Distributions in excess of retained earnings	(378,308)	(302,609)
Accumulated other comprehensive loss	(3,507)	(2,336)
Total stockholders’ equity	4,730,126	4,485,385
Total liabilities and stockholders’ equity	$9,137,538	$8,296,526

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$155,994	$155,464	$319,344	$304,955
Interest income on loans and financing receivables	11,871	7,841	23,353	14,472
Other income	415	482	3,480	998
Total revenues	168,280	163,787	346,177	320,425
Expenses:
Interest	44,032	39,429	85,726	77,497
Property costs	5,290	2,014	11,294	4,598
General and administrative	13,134	14,266	21,013	26,249
Depreciation and amortization	60,296	55,000	119,634	108,716
Provisions for impairment	5,300	—	8,200	2,610
Total expenses	128,052	110,709	245,867	219,670

Net gain on dispositions of real estate	531	15,033	3,277	13,105
Income from operations before income taxes	40,759	68,111	103,587	113,860
Income tax expense	159	147	327	340
Net income	$40,600	$67,964	$103,260	$113,520

Net income per share of common stock—basic and diluted	$0.16	$0.30	$0.42	$0.50
Weighted average common shares outstanding:
Basic	248,265,906	227,702,281	245,810,696	224,958,759
Diluted	248,265,906	228,242,754	245,810,696	225,463,928

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$40,600	$67,964	$103,260	$113,520
Other comprehensive loss:
Unrealized losses on cash flow hedges	(158)	(874)	(1,421)	(1,168)
Cash flow hedge losses (gains) reclassified to interest expense	273	(225)	250	(817)
Total other comprehensive income (loss)	115	(1,099)	(1,171)	(1,985)
Total comprehensive income	$40,715	$66,865	$102,089	$111,535

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended June 30, 2020
Balance at March 31, 2020	244,158,477	$2,442	$4,930,148	$(330,259)	$(3,622)	$4,598,709
Net income	—	—	—	40,600	—	40,600
Other comprehensive income	—	—	—	—	115	115
Issuance of common stock, net of costs of $2,811	8,767,154	88	176,791	—	—	176,879
Equity-based compensation	372,721	3	2,469	5	—	2,477
Common dividends declared ($0.35 per share)	—	—	—	(88,654)	—	(88,654)
Balance at June 30, 2020	253,298,352	$2,533	$5,109,408	$(378,308)	$(3,507)	$4,730,126

Six Months Ended June 30, 2020
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385
Adoption of ASC Topic 326, cumulative adjustment	—	—	—	(2,465)	—	(2,465)
Net income	—	—	—	103,260	—	103,260
Other comprehensive loss	—	—	—	—	(1,171)	(1,171)
Issuance of common stock, net of costs of $3,755	12,894,954	129	325,327	—	—	325,456
Equity-based compensation	715,478	6	(1,106)	5	—	(1,095)
Shares repurchased under stock compensation plan	(134,980)	—	(2,745)	(2,340)	—	(5,085)
Common dividends declared ($0.70 per share) and dividend equivalents on restricted stock units	—	—	—	(174,159)	—	(174,159)
Balance at June 30, 2020	253,298,352	$2,533	$5,109,408	$(378,308)	$(3,507)	$4,730,126

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended June 30, 2019
Balance at March 31, 2019	226,290,532	$2,263	$4,286,250	$(298,331)	$(1,027)	$3,989,155
Net income	—	—	—	67,964	—	67,964
Other comprehensive loss	—	—	—	—	(1,099)	(1,099)
Issuance of common stock, net of costs of $2,163	4,027,136	40	135,665	—	—	135,705
Equity-based compensation	17,844	2	3,070	—	—	3,072
Shares repurchased under stock compensation plan	(5,189)	(2)	(100)	(79)	—	(181)
Common dividends declared ($0.33 per share) and dividend equivalents on restricted stock units	—	—	—	(76,127)	—	(76,127)
Balance at June 30, 2019	230,330,323	$2,303	$4,424,885	$(306,573)	$(2,126)	$4,118,489

Six Months Ended June 30, 2019
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501
Net income	—	—	—	113,520	—	113,520
Other comprehensive loss	—	—	—	—	(1,985)	(1,985)
Issuance of common stock, net of costs of $4,712	9,005,646	90	293,923	—	—	294,013
Equity-based compensation	403,995	4	4,753	14	—	4,771
Shares repurchased under stock compensation plan	(151,156)	(2)	(2,873)	(1,614)	—	(4,489)
Common dividends declared ($0.66 per share) and dividend equivalents on restricted stock units	—	—	—	(150,842)	—	(150,842)
Balance at June 30, 2019	230,330,323	$2,303	$4,424,885	$(306,573)	$(2,126)	$4,118,489

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$103,260	$113,520
Adjustments to net income:
Depreciation and amortization	119,634	108,716
Amortization of deferred financing costs and other noncash interest expense	4,228	4,253
Amortization of equity-based compensation	(1,099)	4,757
Provisions for impairment	8,200	2,610
Net gain on dispositions of real estate	(3,277)	(13,105)
Loss on defeasance of debt	—	735
Noncash revenue and other	(41,935)	(669)
Payments made in settlement of cash flow hedges	—	(6,735)
Changes in operating assets and liabilities:
Other assets	(6,227)	(1,860)
Accrued expenses, deferred revenue and other liabilities	1,054	6,059
Net cash provided by operating activities	183,838	218,281
Investing activities
Acquisition of and additions to real estate	(322,963)	(639,335)
Investment in loans and financing receivables	(58,015)	(123,552)
Collections of principal on loans and financing receivables	6,392	5,215
Proceeds from dispositions of real estate	60,671	95,075
Net cash used in investing activities	(313,915)	(662,597)
Financing activities
Borrowings under credit facility	600,000	431,100
Repayments under credit facility	—	(493,100)
Borrowings under unsecured notes and term loans payable	—	347,410
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	41,690
Repayments under non-recourse debt obligations of consolidated special purpose entities	(17,809)	(21,485)
Financing and defeasance costs paid	(84)	(4,676)
Proceeds from the issuance of common stock	329,210	298,724
Stock issuance costs paid	(3,775)	(4,784)
Shares repurchased under stock compensation plans	(5,085)	(4,489)
Dividends paid	(170,464)	(148,836)
Net cash provided by financing activities	731,993	441,554
Net increase (decrease) in cash, cash equivalents and restricted cash	601,916	(2,762)
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017
Cash, cash equivalents and restricted cash, end of period	$713,297	$40,255

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$699,165	$25,368
Restricted cash included in other assets	14,132	14,887
Total cash, cash equivalents and restricted cash	$713,297	$40,255

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$19,169	$27,182
Seller financing provided to purchasers of real estate sold	3,176	—
Acquisition of collateral property securing a mortgage note receivable	16,086	13,574
Accrued financing and stock issuance costs	50	39
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$80,715	$67,018
Cash paid during the period for income and franchise taxes	1,770	1,805

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At June 30, 2020 and December 31, 2019, these special purpose entities held assets totaling $7.2 billion and $7.0 billion, respectively, and had third-party liabilities totaling $2.4 billion. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

●	Real Estate Investments – investments are generally made through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them through long-term leases which are generally classified as operating leases; the operators become the Company’s long-term tenants (its customers). Certain of the lease contracts that are associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which will result in the transaction being accounted for as a financing arrangement, due to the adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating lease.
●	Mortgage Loans Receivable – investments are made by issuing mortgage loans to the owner-operators of the real estate that serve as the collateral for the loans and the operators become long-term borrowers and customers of the Company. On occasion, the Company may also make other types of loans to its customers, such as equipment loans.
●	Hybrid Real Estate Investments – investments are made through modified sale-leaseback transactions, where the Company acquires land from the owner-operators, leases the land back through long-term leases and simultaneously issues mortgage loans to the operators secured by the buildings and improvements on the land. Prior to 2019, these hybrid real estate investment transactions were generally accounted for as direct financing leases. Subsequent to the adoption of ASC Topic 842, new or modified hybrid real estate investment transactions are generally accounted for as operating leases of the land and mortgage loans on the buildings and improvements.

Impact of the COVID-19 Pandemic

As a result of the novel coronavirus (“COVID-19”) pandemic, during the second quarter of 2020, the Company provided certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB has provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC 842. The Company has elected to apply this accounting relief to the COVID-19 rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts. For the three and six months ended June 30, 2020, the Company recognized $38.2 million of revenue associated with these deferral arrangements with a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheet. These receivables are expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021.

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

The Company’s real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which generally ranges from 30 to 40 years for buildings and is generally 15 years for land improvements. Properties classified as held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated.

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of June 30, 2020 and December 31, 2019, the Company had $31.8 million and $28.3 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 4.2% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 0.1% of rental revenues.

The Company reviews its operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of lease payments with respect to any tenant is not probable, a direct write-off of the receivable is made and any future rental revenue is recognized only when the tenant makes a rental payment or when collectibility is again deemed probable.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Such events or changes in circumstances may include an expectation to sell certain assets in accordance with the Company’s long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurement below. An asset is considered impaired if the carrying value of the asset exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the three months ended June 30, 2020, the Company recognized an aggregate provision for the impairment of real estate of $5.3 million. The Company recognized aggregate provisions for the impairment of real estate of $8.2 million and $2.6 million during the six months ended June 30, 2020 and 2019, respectively. For the assets impaired in 2020, the aggregate estimated fair value of the real estate assets at the time of impairment was $21.4 million.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, net of expected credit loss, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of June 30, 2020 and December 31, 2019, the Company had loans receivable with an aggregate outstanding principal balance of $26.7 million and $15.6 million, respectively, on nonaccrual status.

Direct Financing Receivables – Classification, Cost and Revenue Recognition

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

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $14.1 million and $11.6 million of restricted cash at June 30, 2020 and December 31, 2019, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of June 30, 2020, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the six months ended June 30, 2020, the Company granted RSAs representing 473,976 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 121,151 shares of restricted stock vested and RSAs representing 6,051 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 37,410 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of June 30, 2020, the Company had 632,012 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2017 contain a market condition and a service condition and RSUs granted in 2018, 2019 and 2020 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the six months ended June 30, 2020, the Company awarded 534,141 RSUs to its executive officers. In connection with the vesting of 247,553 RSUs on December 31, 2019, the Company repurchased 97,570 shares during the six months ended June 30, 2020 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of June 30, 2020, there were 1,737,159 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2015 and tax returns filed for 2016 through 2018 are subject to examination by these jurisdictions. As of June 30, 2020, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at June 30, 2020 or December 31, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$40,600	$67,964	$103,260	$113,520
Less: earnings attributable to unvested restricted shares	(216)	(94)	(312)	(177)
Net income used in basic and diluted income per share	$40,384	$67,870	$102,948	$113,343
Denominator:
Weighted average common shares outstanding	248,788,868	227,992,932	246,213,380	225,260,958
Less: Weighted average number of shares of unvested restricted stock	(522,962)	(290,651)	(402,684)	(302,199)
Weighted average shares outstanding used in basic income per share	248,265,906	227,702,281	245,810,696	224,958,759
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	540,473	—	505,169
Weighted average shares outstanding used in diluted income per share	248,265,906	228,242,754	245,810,696	225,463,928
(a)	For the three months ended June 30, 2019, excludes 88,229 shares and for the six months ended June 30, 2020 and 2019, excludes 39,426 shares and 109,645 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

The standard was effective for the Company on January 1, 2020 and was adopted retrospectively as of the beginning of the period of adoption. As a result, the Company’s investments in loans and certain leases that are accounted for as loans and financing receivables are directly impacted, requiring a cumulative-effect adjustment of $2.5 million to retained earnings upon adoption. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASC Topic 842) discussed above. The adoption had no material impact on the Company’s internal controls.

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

In April 2020, the FASB issued a Staff Question & Answer (“Q&A”) which was intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the COVID-19 pandemic, which was characterized on March 11, 2020 by the World Health Organization as a pandemic. Prior to this guidance, the Company was required to determine, on a lease by lease basis, if a lease concession should be accounted for as a lease modification, potentially resulting in any lease concessions granted being recorded as a reduction to revenue on a straight-line basis over the remaining terms of the leases. The Q&A allows both lessors and lessees to bypass this analysis and elect not to evaluate whether concessions provided in response to the COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted. The Company, as lessor, has elected to apply such relief and will therefore not evaluate if lease concessions that were granted in response to the COVID-19 pandemic meet the definition of a lease modification. The Company, as a lessee, has not received any concessions under its ground or other lease agreements resulting from the COVID-19 pandemic.

3. Investments

At June 30, 2020, STORE Capital had investments in 2,554 property locations representing 2,502 owned properties (of which 46 are accounted for as financing arrangements and 57 are accounted for as direct financing receivables), 22 properties where all the related land is subject to an operating ground lease and 30 properties which secure mortgage loans. The gross investment portfolio totaled $9.17 billion at June 30, 2020 and consisted of the gross acquisition cost of the real estate investments totaling $8.52 billion, loans and financing receivables with an aggregate carrying amount of $618.5 million and operating ground lease assets totaling $24.1 million. As of June 30, 2020, approximately 38% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the six months ended June 30, 2020, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2019	2,504	$8,854,921
Acquisition of and additions to real estate (a)(b)	73	354,390
Investment in loans and financing receivables (c)	5	61,191
Sales of real estate	(25)	(67,380)
Principal collections on loans and financing receivables (b)	(3)	(22,478)
Net change in operating ground lease assets (d)	—	(185)
Provisions for impairment		(8,200)
Adoption of expected credit loss standard (ASC Topic 326)		(2,465)
Other		(3,090)
Gross investments, June 30, 2020		9,166,704
Less accumulated depreciation and amortization		(850,038)
Net investments, June 30, 2020	2,554	$8,316,666
(a)	Excludes $14.0 million of tenant improvement advances disbursed in 2020 which were accrued as of December 31, 2019 and includes $0.3 million of interest capitalized to properties under construction.
(b)	One loan receivable was repaid in full through a $16.1 million non-cash transaction in which the Company purchased the mortgaged property (buildings and improvements) and leased it back to the borrower.
(c)	Includes $3.2 million related to a mortgage loan made to the purchaser of a real estate property sold.
(d)	Represents new operating ground lease assets recognized net of asset amortization during the six months ended June 30, 2020.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenues:
Operating leases (a)(c)	$156,176	$155,429	$319,488	$304,936
Sublease income - operating ground leases (b)	521	564	1,104	1,072
Amortization of lease related intangibles and costs	(703)	(529)	(1,248)	(1,053)
Total rental revenues	$155,994	$155,464	$319,344	$304,955

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$4,826	$3,360	$9,126	$6,330
Sale-leaseback transactions accounted for as financing arrangements (c)	3,749	965	7,389	1,047
Direct financing receivables (c)	3,296	3,516	6,838	7,095
Total interest income on loans and financing receivables	$11,871	$7,841	$23,353	$14,472
(a)	For the three months ended June 30, 2020 and 2019, includes $661,000 and $544,000, respectively, of property tax tenant reimbursement revenue and includes $74,000 and $29,000, respectively, of variable lease revenue. For both the six months ended June 30, 2020 and 2019, includes $1.3 million of property tax tenant reimbursement revenue and includes $100,000 and $65,000, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For both the three and six months ended June 30, 2020, includes $36.3 million of operating lease rental revenue, $1.7 million of interest income from mortgage and other loans receivable, $0.1 million of interest income from sale-leaseback transactions accounted for as financing arrangements and $0.1 million of interest income from direct financing receivables that have been deferred related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheet.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 500 customers geographically dispersed throughout 49 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at June 30, 2020. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at June 30, 2020, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, as of June 30, 2020, the largest customer also represented 2.8% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across more than 725 concepts; the largest of these concepts represented 2.8% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of June 30, 2020 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	783	$1,277,963	14%
Early childhood education centers	238	540,135	6
Health clubs	88	493,497	5
Furniture stores	62	486,680	5
Automotive repair and maintenance	173	438,378	5
Farm and ranch supply stores	43	412,498	4
Metal fabrication	81	398,873	4
All other service industries	806	3,123,229	34
All other retail industries	126	874,526	10
All other manufacturing industries	154	1,120,925	13
	2,554	$9,166,704	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at June 30, 2020 was approximately 14 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At June 30, 2020, 14 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of June 30, 2020, were as follows (in thousands):

Remainder of 2020	$329,030
2021	658,534
2022	671,118
2023	682,943
2024	678,543
2025	673,159
Thereafter	5,709,383
Total future minimum rentals (a)	$9,402,710
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	June 30,	December 31,
	2020	2019
In-place leases	$43,008	$44,425
Ground lease-related intangibles	19,449	19,449
Above-market leases	9,492	9,492
Total intangible lease assets	71,949	73,366
Accumulated amortization	(31,224)	(28,948)
Net intangible lease assets	$40,725	$44,418

Aggregate lease intangible amortization included in expense was $1.0 million and $1.3 million during the three months ended June 30, 2020 and 2019, respectively, and was $2.1 million and $3.0 million during the six months ended June 30, 2020 and 2019, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.3 million during both the three months ended June 30, 2020 and 2019 and was $0.5 million during both the six months ended June 30, 2020 and 2019.

Based on the balance of the intangible assets at June 30, 2020, the aggregate amortization expense is expected to be $2.0 million for the remainder of 2020, $3.8 million in 2021, $3.6 million in 2022, $3.2 million in 2023, $2.7 million in 2024 and $2.2 million in 2025; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.5 million for the remainder of 2020, $0.6 million in 2021 and $0.4 million in each of the years 2022 through 2025. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles, approximately 44 years for the amortizing ground lease-related intangibles and approximately six years for the above-market lease intangibles.

Operating Ground Lease Assets

As of June 30, 2020, STORE Capital had operating ground lease assets aggregating $24.1 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $549,000 and $584,000 during the three months ended June 30, 2020 and 2019, respectively, and $1.1 million during both six months ended June 30, 2020 and 2019. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $521,000 and $564,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million for both of the six months ended June 30, 2020 and 2019.

The future minimum lease payments to be paid under the operating ground leases as of June 30, 2020 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2020	$200	$1,285	$1,485
2021	401	2,001	2,402
2022	401	1,956	2,357
2023	4,149	1,958	6,107
2024	55	1,981	2,036
2025	57	1,665	1,722
Thereafter	3,128	31,191	34,319
Total lease payments	8,391	42,037	50,428
Less imputed interest	(3,324)	(22,664)	(25,988)
Total operating lease liabilities - ground leases	$5,067	$19,373	$24,440
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $42.0 million commitment, $16.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	June 30,	December 31,
Type	Rate (a)	Date	2020	2019
Six mortgage loans receivable	7.88%	2020 - 2022	$38,578	$33,073
Five mortgage loans receivable	8.49%	2032 - 2038	18,649	18,760
Twelve mortgage loans receivable (b)	8.72%	2051 - 2060	167,188	149,766
Total mortgage loans receivable			224,415	201,599
Equipment and other loans receivable	8.43%	2020 - 2026	28,455	25,066
Total principal amount outstanding—loans receivable			252,870	226,665
Unamortized loan origination costs			1,199	1,197
Sale-leaseback transactions accounted for as financing arrangements (c)	7.88%	2034 - 2043	199,409	186,614
Direct financing receivables			169,987	170,329
Allowance for credit and loan losses (d)			(5,003)	(2,538)
Total loans and financing receivables			$618,462	$582,267
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.
(d)	Balance includes $2.5 million of credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and $2.5 million of loan loss reserves recognized prior to December 31, 2019.

Loans Receivable

At June 30, 2020, the Company held 50 loans receivable with an aggregate carrying amount of $250.6 million. Twenty-three of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 12 of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments for an established period and then monthly principal and interest payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2020	$2,707	$24,279	$26,986
2021	1,835	18,202	20,037
2022	2,644	7,978	10,622
2023	2,762	6,494	9,256
2024	3,018	—	3,018
2025	1,463	916	2,379
Thereafter	133,072	47,500	180,572
Total principal payments	$147,501	$105,369	$252,870

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of June 30, 2020, the Company had $199.4 million of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of June 30, 2020, were as follows (in thousands):

Remainder of 2020	$7,851
2021	15,779
2022	15,903
2023	16,036
2024	16,232
2025	16,438
Thereafter	242,071
Total future scheduled payments	$330,310

Direct Financing Receivables

As of June 30, 2020 and December 31, 2019, the Company had $170.0 million and $170.3 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Minimum lease payments receivable	$370,376	$378,659
Estimated residual value of leased assets	22,610	22,610
Unearned income	(222,999)	(230,940)
Net investment	$169,987	$170,329

As of June 30, 2020, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $8.3 million for the remainder of 2020, average approximately $16.9 million for each of the next five years and $277.4 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of June 30, 2020, $199.6 million of loans and financing receivables were categorized as investment grade and $422.7 million were categorized as non-investment grade. During the six months ended June 30, 2020, there were no provisions for credit losses, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of June 30, 2020, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $105.7 million in 2019, $29.7 million in 2018, none in 2017 and $64.2 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $57.6 million in 2020, $142.1 million in 2019, $46.2 million in 2018, $13.2 million in 2017 and $163.6 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At June 30, 2020, the Company had $600.0 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $5.7 billion at June 30, 2020.

The facility is recourse to the Company and, as of June 30, 2020, the Company was in compliance with the covenants under the facility.

At June 30, 2020 and December 31, 2019, unamortized financing costs related to the Company’s credit facility totaled $1.6 million and $2.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of June 30, 2020, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of June 30, 2020, the Company was in compliance with its covenants under the NPAs.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2020	2019
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Total notes payable			1,075,000	1,075,000
Term Loans:
Term Loan issued March 2017	Mar. 2021	1.17%	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44%	100,000	100,000
Total term loans			200,000	200,000
Unamortized discount			(3,552)	(3,766)
Unamortized deferred financing costs			(8,001)	(8,681)
Total unsecured notes and term loans payable, net			$1,263,447	$1,262,553

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $155.0 million at June 30, 2020.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of June 30, 2020, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.2 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $343.2 million at June 30, 2020.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2020	2019
Non-recourse net-lease mortgage notes:
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		$92,546	$92,783
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		88,704	89,775
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		85,471	86,445
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		88,786	89,773
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		135,742	136,092
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		144,835	146,384
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,583	49,708
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		263,025	263,700
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		186,368	188,347
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		81,016	81,859
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,866	45,981
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		127,134	128,443
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		220,149	222,504
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		162,633	163,043
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		241,070	243,582
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		135,603	135,943
Total non-recourse net-lease mortgage notes				2,148,531	2,164,362
Non-recourse mortgage notes:
$16,100 note issued February 2014	Mar. 2021	4.83%		13,758	13,973
$13,000 note issued May 2012	May 2022	5.195%		10,543	10,727
$26,000 note issued August 2012	Sept. 2022	5.05%		21,243	21,608
$6,400 note issued November 2012	Dec. 2022	4.707%		5,227	5,319
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,837	10,004
$17,500 note issued August 2013	Sept. 2023	5.46%		14,926	15,150
$10,075 note issued March 2014	Apr. 2024	5.10%		9,097	9,188
$65,000 note issued June 2016	Jul. 2026	4.75%		60,977	61,531
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,672	5,758
Total non-recourse mortgage notes				192,970	194,948
Unamortized discount				(430)	(471)
Unamortized deferred financing costs				(27,762)	(30,350)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,313,309	$2,328,489
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of June 30, 2020, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $1.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of June 30, 2020, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2020	$17,524	$—	$17,524
2021	33,329	213,466	246,795
2022	28,654	200,829	229,483
2023	24,339	265,357	289,696
2024	19,634	426,914	446,548
2025	17,334	256,612	273,946
Thereafter	39,865	2,072,644	2,112,509
	$180,679	$3,435,822	$3,616,501

5. Stockholders’ Equity

In November 2019, the Company established its fourth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2019 ATM Program).

The following tables outline the common stock issuances under the 2019 ATM Program (in millions except share and per share information):

Three Months Ended June 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,767,154	$20.50	$179.7	$(2.7)	$(0.1)	$176.9

Six Months Ended June 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
12,894,954	$25.53	$329.2	$(3.5)	$(0.2)	$325.5

Inception of Program Through June 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
17,921,320	$29.53	$529.2	$(5.4)	$(0.5)	$523.3

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of June 30, 2020, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $101.7 million, of which $97.0 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $1.0 million at June 30, 2020 and an asset of $317,000 at December 31, 2019; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at June 30, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At June 30, 2020, these debt obligations had a carrying value of $3,576.8 million and an estimated fair value of $3,650.1 million. At December 31, 2019, these debt obligations had an aggregate carrying value of $3,591.0 million and an estimated fair value of $3,812.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 21, 2020, as updated in our subsequent reports filed with the Securities and Exchange Commission on Form 10-Q and Form 8-K.

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this quarterly report. New risks and uncertainties arise over time and it is not possible for us to predict those events or how they may affect us. Many of the risks identified herein and in our periodic reports have been and will continue to be heightened as a result of the ongoing and numerous adverse effects arising from the novel coronavirus (“COVID-19”) pandemic. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

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

Since our inception in 2011, we have selectively originated over $10.4 billion of real estate investments. As of June 30, 2020, our investment portfolio totaled approximately $9.2 billion, consisting of investments in 2,554 property locations across the United States. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.9%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of June 30, 2020, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2020, the weighted average remaining term of our leases (calculated based on base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 10% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts).

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

COVID-19 Pandemic

During the first quarter of 2020, the World Health Organization declared the global outbreak of COVID-19 a pandemic. Additionally, in June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. The impact of the COVID-19 pandemic in both the United States and globally has evolved rapidly and it continues to adversely impact commercial activity and cause uncertainty and volatility in the financial markets. In an effort to flatten the infection curve and relieve stress on local healthcare systems, most states in the United States reacted by instituting quarantines, shelter in place orders, social distancing requirements, and restrictions on travel while also requiring businesses in many of our customers’ industries (e.g. restaurants, educational facilities, health clubs, movie theaters and many retail stores) either to be closed or to have limited operations. Among other adverse effects, these actions have created disruptions in supply chains, caused reductions in purchases by consumers and directly and adversely impacted a number of industries in which our tenants operate. The outbreak is expected to continue to have an adverse impact on economic and market conditions and the current global economic slowdown has no known duration or resolution. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate impact of the COVID-19 pandemic at this time is unknown. The COVID-19 pandemic presents a potential negative impact on our tenants’ ability to meet their financial obligations to us and increases uncertainty regarding future government and regulatory policy.

The United States has enacted several relief measures in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020. Many of our middle market and small business tenants have qualified for the financial relief programs provided by the CARES Act, and we estimate that nearly half of our more than 500 customers have received some level of economic benefit from this and other Federal economic stimulus initiatives. Among numerous non-tax provisions designed to aid in economic stabilization, the CARES Act made changes to the U.S. federal income and payroll tax laws applicable to businesses, including REITs and their shareholders, many of which take immediate and even retroactive effect. While we believe our analysis and computations of the tax effects of the CARES Act (including issued guidance) are properly reflected in our financial statements, technical corrections or other amendments to the CARES Act or additional administrative guidance interpreting the CARES Act may be forthcoming at any time, which increases the uncertainty as to the long-term effect of the CARES Act on us. We are still in the process of reviewing the impact of the CARES Act on us, our customers and our stockholders. In addition, lawmakers may pass further measures during 2020 to aid in the COVID-19 pandemic, which could include additional tax legislation.

Although many states have begun lifting certain restrictions that have significantly impacted economic activity, certain states or municipalities are being impacted by renewed and mandated restrictions as cases of the virus have recently risen in certain parts of the country. As restrictions are lifted, our tenants have gradually increased their business activity and, therefore, have improved their ability to meet their financial obligations. The timing and strength of the recovery from the economic impact of the COVID-19 pandemic cannot yet be predicted.

In response to the pandemic, we were able to immediately transition to a remote working environment and our 96 employees have collectively taken many steps to manage the impact to us as well as to assist our customers in managing the impact to them. Steps we have taken include borrowing $450 million under our revolving credit facility as a precautionary measure to increase liquidity and preserve financial flexibility, temporarily reducing real estate acquisition activity until some of the uncertainty in the financial markets subsides, and working directly with our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. As of June 30, 2020, we had recognized $38.2 million of revenue associated with deferral arrangements granted under our lease and loan contracts with a corresponding increase in receivables. These receivables are expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021.

Liquidity and Capital Resources

As of June 30, 2020, our investment portfolio stood at approximately $9.2 billion, consisting of investments in 2,554 property locations. Substantially all our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. The lease contracts related to just eight of our properties representing less than 0.1% of our annual base rent and interest are due to expire during the remainder of 2020; 82% of our leases have ten years or more remaining in their base lease term. As of June 30, 2020, 14 of our 2,554 properties were vacant and not subject to a lease, which represents a 99.5% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. As the COVID-19 pandemic continues, the level of underperforming properties or future vacancies will be difficult to predict. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

In order to preserve financial flexibility during the COVID-19 pandemic, we had fully drawn down our credit facility and substantially reduced our new property acquisition activity. As we gain better visibility into the stability of the capital markets and the path of recovery from the pandemic, we intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions; we continue to maintain our extensive pipeline of acquisition opportunities that we can turn to as we see that the market can support acquisition activity. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of June 30, 2020, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $101.7 million, the majority of which is expected to be funded in the next twelve months.

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

As of June 30, 2020, substantially all our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 6.5 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of June 30, 2020, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 67% and approximately 38% of our investment portfolio serves as collateral for this long-term debt. The remaining 62% of our portfolio properties, aggregating approximately $5.7 billion at June 30, 2020, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed as it could be again as a result of the current recession. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short-term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of the STORE Master Funding Series 2018-1 notes issuance in October 2018, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes that were scheduled to mature in 2020. Also, as part of the STORE Master Funding Series 2019-1 notes issuance in November 2019, we prepaid, without penalty, an aggregate of $186.1 million of STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes. In the first quarter of 2020, we extended one $100 million bank term loan scheduled to mature in March 2020; as a result, there are now no significant debt maturities due for the remainder of 2020. Similar to the STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In response to the COVID-19 pandemic, we borrowed an additional $450 million on our unsecured revolving credit facility in late March to increase our cash position and preserve financial flexibility in light of the uncertainties in the markets. At June 30, 2020, we had the full $600 million outstanding under our unsecured revolving credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $5.7 billion at June 30, 2020. The facility is recourse to us and, as of June 30, 2020, we were in compliance with the financial and nonfinancial covenants under the facility and do not anticipate any compliance issues in the foreseeable future.

Senior Unsecured Term Debt

As of June 30, 2020, we had an aggregate principal amount of $700.0 million of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 4.5625% and interest on these notes is paid semi-annually in March and September of each year. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2020, we were in compliance with these covenants and expect to remain in compliance in the foreseeable future. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured revolving credit facility. In March 2019, we amended the related credit agreement, lowered the related credit spread by 10 basis points and extended the original term of the $100 million bank term loan (originally issued in March 2017) for one year to March 2020, while retaining the three one-year extension options. In the first quarter of 2020, we executed the first of the three options and extended this loan to March 2021. The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.00%. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.3 billion as of June 30, 2020.

Non-recourse Secured Debt

As of June 30, 2020, approximately 35% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of June 30, 2020, there was an aggregate $155.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short-term borrowings as we have done from time to time in the past.

The ABS notes outstanding at June 30, 2020 totaled $2.1 billion in Class A principal amount and were supported by a collateral pool of approximately $3.2 billion representing 1,132 property locations operated by 208 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the six months ended June 30, 2020, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $47 million on cash collections of $117 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of nearly 1.7 to 1 on the STORE Master Funding program. For purposes of this debt service coverage ratio calculation, cash collections include the rent paid by tenants using the cash proceeds from short-term notes provided by a STORE Capital subsidiary in connection with the short-term rent deferral arrangements structured as part of our COVID-19 rent relief efforts. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of June 30, 2020, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.6 billion, a weighted average maturity of 6.5 years and a weighted average interest rate of 4.3%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of June 30, 2020:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,149	$3,168	$—	$3,168
Other mortgage notes payable	193	343	—	343
Total non-recourse debt	2,342	3,511	—	3,511
Unsecured notes and term loans payable	1,275	—	—	—
Unsecured credit facility	600	—	—	—
Total unsecured debt (including revolving credit facility)	1,875	—	—	—
Unencumbered real estate assets	—	4,429	1,227	5,656
Total debt	$4,217	$7,940	$1,227	$9,167

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

Equity

We access the equity markets in various ways. In November 2019, we established our fourth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Under this program, we can offer and sell up to a maximum amount of $900 million of common stock (the 2019 ATM Program). We utilized the ATM program during the first half of 2020 to raise capital in accordance with our strategic plans, as well as part of our efforts to manage liquidity in response to the COVID-19 pandemic.

The following tables outline the common stock issuances under 2019 ATM Program (in millions except share and per share information):

Three Months Ended June 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,767,154	$20.50	$179.7	$(2.7)	$(0.1)	$176.9

Six Months Ended June 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
12,894,954	$25.53	$329.2	$(3.5)	$(0.2)	$325.5

Inception of Program Through June 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
17,921,320	$29.53	$529.2	$(5.4)	$(0.5)	$523.3

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the six months ended June 30, 2020 decreased by $34.4 million over the same period in 2019, primarily as a result of the rent deferral arrangements granted to tenants in response to the COVID-19 pandemic. Cash flows from operations for the six months ended June 30, 2019 include a $6.7 million payment we made in settlement of two treasury lock agreements. In response to the COVID-19 pandemic, we intentionally reduced our investment activity beginning in the first quarter of 2020 due to the volatility in the capital markets; as a result, total investment in real estate, loans and financing receivables during the first six months of 2020 was $381.9 million lower than the same period in 2019. In the first half of 2020, investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, borrowings under our unsecured credit facility and proceeds from the issuance of stock. Investment activity during the same period in 2019 was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Net cash provided by financing activities was higher for the six months ended June 30, 2020 as compared to the same period in 2019 primarily as a result of borrowings we made on our unsecured revolving credit facility as a precautionary measure in response to the COVID-19 pandemic, as compared to net paydown activity on the facility during the same period in 2019. During the six months ended June 30, 2019, financing activities included $384.4 million of net proceeds from the issuance of long-term debt. We paid dividends to our stockholders totaling $170.5 million and $148.8 million during the first six months of 2020 and 2019, respectively; we increased our quarterly dividend in the third quarter of 2019 by 6.1% to an annualized $1.40 per common share.

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$183,838	$218,281
Net cash used in investing activities	(313,915)	(662,597)
Net cash provided by financing activities	731,993	441,554
Net increase (decrease) in cash, cash equivalents and restricted cash	601,916	(2,762)
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017
Cash, cash equivalents and restricted cash, end of period	$713,297	$40,255

As of June 30, 2020, we had immediate liquidity of $699.2 million on our balance sheet. Management believes that our current cash balance, the cash generated by our operations and the $800.0 million of liquidity available to us under the accordion feature of our unsecured revolving credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. As we obtain more visibility on the timing and strength of the economic recovery from the COVID-19 pandemic, we would expect to reduce the amount of cash held on our balance sheet by paying down our credit facility. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2020.

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

See Note 2 to the June 30, 2020 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of June 30, 2020, our total investment in real estate and loans approximated $9.2 billion, representing investments in 2,554 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 730 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of June 30, 2020, our 2,554 property locations were operated by 503 customers across the United States. Our largest customer represented approximately 2.8% of our portfolio at June 30, 2020, and our top ten largest customers represented 17.1% of base rent and interest. Our customers operate their businesses across more than 725 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on June 30, 2020, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of June 30, 2020, our property locations were operated by 503 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Fleet Farm Group LLC	2.8%	10
Bass Pro Group, LLC (Cabela's)	1.9	10
Cadence Education, Inc. (Early childhood/elementary education)	1.8	49
Loves Furniture, Inc.	1.8	23
CWGS Group, LLC (Camping World/Gander Outdoors)	1.7	20
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	1.6	19
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.5	14
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.4	21
US LBM Holdings, LLC (Building materials distribution)	1.3	48
Zips Holdings, LLC	1.3	41
All other (493 customers)	82.9	2,299
Total	100.0%	2,554

Diversification by Concept

As of June 30, 2020, our customers operated their businesses across more than 725 concepts and the following table identifies the top ten concepts:

	% of
	Base Rent	Number
	and	of
Customer Business Concept	Interest	Properties
Fleet Farm	2.8%	10
Ashley Furniture HomeStore	2.2	31
Cabela's	1.7	8
Loves Furniture	1.7	23
AMC Theaters	1.5	14
Zips Car Wash	1.3	41
Stratford School	1.2	6
America's Auto Auction	1.1	7
At Home	1.1	9
Carvana	1.1	13
All other (719 concepts)	84.3	2,392
Total	100.0%	2,554

Diversification by Industry

As of June 30, 2020, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 76 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	8.5%	390	2,673
Restaurants—limited service	5.1	393	1,065
Early childhood education centers	6.1	238	2,495
Health clubs	5.3	88	3,130
Automotive repair and maintenance	4.8	173	908
Movie theaters	4.0	38	1,916
Family entertainment centers	3.6	40	1,623
All other service (28 industry groups)	27.0	728	25,060
Total service	64.4	2,088	38,870
Retail:
Furniture stores	4.7	62	3,900
Farm and ranch supply stores	4.5	43	4,400
All other retail (16 industry groups)	9.1	126	5,356
Total retail	18.3	231	13,656
Manufacturing:
Metal fabrication	4.6	81	9,736
All other manufacturing (22 industry groups)	12.7	154	19,918
Total manufacturing	17.3	235	29,654
Total	100.0%	2,554	82,180

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of June 30, 2020:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.9%	267
Illinois	6.1	154
California	5.6	60
Florida	5.5	154
Georgia	5.1	142
Ohio	5.0	135
Wisconsin	4.8	59
Arizona	4.7	86
Tennessee	3.8	115
Minnesota	3.6	89
All other (39 states) (1)	44.9	1,293
Total	100.0%	2,554
(1)	Includes one property in Ontario, Canada which represents 0.3% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of June 30, 2020:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2020	0.3%	12
2021	0.6	9
2022	0.4	10
2023	0.7	19
2024	0.7	19
2025	1.3	27
2026	1.6	49
2027	2.4	56
2028	3.5	67
2029	6.1	173
Thereafter	82.4	2,099
Total	100.0%	2,540
(1)	Expiration year of contracts in place as of June 30, 2020 and excludes any tenant option renewal periods.
(2)	Excludes 14 properties that were vacant and not subject to a lease as of June 30, 2020.

Results of Operations

Overview

As of June 30, 2020, our real estate investment portfolio had grown to approximately $9.2 billion, consisting of investments in 2,554 property locations in 49 states, operated by more than 500 customers in various industries. Approximately 93% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 7% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In thousands)	2020	2019	(Decrease)	2020	2019	(Decrease)
Total revenues	$168,280	$163,787	$4,493	$346,177	$320,425	$25,752
Expenses:
Interest	44,032	39,429	4,603	85,726	77,497	8,229
Property costs	5,290	2,014	3,276	11,294	4,598	6,696
General and administrative	13,134	14,266	(1,132)	21,013	26,249	(5,236)
Depreciation and amortization	60,296	55,000	5,296	119,634	108,716	10,918
Provisions for impairment	5,300	—	5,300	8,200	2,610	5,590
Total expenses	128,052	110,709	17,343	245,867	219,670	26,197

Net gain on dispositions of real estate	531	15,033	(14,502)	3,277	13,105	(9,828)
Income from operations before income taxes	40,759	68,111	(27,352)	103,587	113,860	(10,273)
Income tax expense	159	147	12	327	340	(13)
Net income	$40,600	$67,964	$(27,364)	$103,260	$113,520	$(10,260)

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, as offset by rent reductions resulting from the lease modifications negotiated as part of our portfolio management activities as well as the short-term rent reductions granted to certain tenants as a result of the COVID-19 pandemic. Our real estate investment portfolio grew from approximately $8.3 billion in gross investment amount representing 2,389 properties as of June 30, 2019 to approximately $9.2 billion in gross investment amount representing 2,554 properties at June 30, 2020. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $9.1 billion in 2020 and $8.1 billion in 2019. During the six-month periods, the weighted average real estate investments amounts outstanding were approximately $9.0 billion in 2020 and $7.9 billion in 2019. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

Many of our customers have been adversely impacted by the COVID-19 pandemic with customers in certain industries impacted more significantly than others as a result of shelter in place orders and social distancing requirements, as well as government-mandated cessation or limitations of business operations. Industries in our portfolio that have been the most adversely impacted are restaurants, education, including early childhood care centers and elementary schools, health clubs, movie theaters, family entertainment facilities and furniture and home furnishing stores. We have worked with a number of our tenants on short-term rent deferral arrangements, including through a structured rent relief program under which we allowed such tenants to defer a portion of their rent, with repayment structured through short-term, interest-bearing notes. We expect the majority of amounts deferred to be collected beginning later this year and throughout 2021. Through June 30, 2020, we have receivables representing deferred rent and interest payments aggregating approximately $38.2 million related to these deferral arrangements to a limited number of customers who primarily operate in the industries highly impacted by the pandemic; a portion of these deferrals are expected to continue for several months. To date, we received cash payments representing approximately 85% of July’s scheduled rent and interest on our active contracts and estimate that 92% of our properties are open and our tenants are actively operating their businesses. Rent collections and rent deferral arrangements reached in any given month may not be indicative of collections or deferrals in future periods and we are unable to estimate the full impact that the COVID-19 pandemic will have on our future revenues and financial results at this time.

The majority of our investments are made generally through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third-party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the second quarter of 2020, the weighted average lease rate attained on our new investments was approximately 0.8% higher as compared to the same period in 2019 and also represented a marked increase from lease rates attained during the previous two quarters, which we attribute to the temporary disruption in the capital markets caused by the sudden onset of the COVID-19 pandemic. The weighted average initial capitalization rate on the properties we acquired during the second quarters of 2020 and 2019 was approximately 8.7% and 7.9%, respectively.

In response to the uncertainties surrounding the economic impact of the COVID-19 pandemic, we reduced our real estate investment activity beginning in mid-March 2020. We cannot predict when the commercial real estate markets will return to order after this wide-spread disruption. Because our sale-leaseback product is a substitute for both borrowings and equity capital for our customers, we do expect that we will return to our planned acquisition activity in a disciplined manner when uncertainty in the financial markets subsides and the path to recovery from the pandemic becomes more visible. Although we cannot predict what lease rates will be as the markets return to normal, our experience is that we could see similar movements in lease rates as market interest rates adjust in the future.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense - credit facility	$2,932	$285	$3,212	$1,823
Interest expense - credit facility fees	303	303	606	603
Interest expense - long-term debt (secured and unsecured)	38,807	36,976	78,005	70,837
Capitalized interest	(96)	(337)	(325)	(754)
Loss on defeasance of debt	—	—	—	735
Amortization of deferred financing costs and other	2,086	2,202	4,228	4,253
Total interest expense	$44,032	$39,429	$85,726	$77,497
Credit facility:
Average debt outstanding	$600,000	$30,615	$328,022	$101,542
Average interest rate during the period (excluding facility fees)	2.0%	3.7%	2.0%	3.6%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,621,244	$3,336,977	$3,625,691	$3,216,755
Average interest rate during the period	4.3%	4.4%	4.3%	4.4%

The increases in average outstanding long-term debt were the primary driver for the increases in interest expense on long-term debt. Long-term debt added after June 30, 2019 consisted of $508 million of STORE Master Funding Series 2019-1 notes issued in November 2019 which bear a weighted average interest rate of 3.7%. As part of the Series 2019-1 note issuance, we prepaid, without penalty, STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes aggregating approximately $186.1 million at the time of prepayment; these notes were scheduled to mature in 2020 and 2021 and bore a weighted average interest rate of 4.2%. As of June 30, 2020, we had $3.6 billion of long-term debt outstanding with a weighted average interest rate of 4.3%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility increased from 2019 to 2020 due to higher average outstanding borrowings offset by a decrease in the weighted average interest rate incurred on our borrowings due to decreases in one-month LIBOR. During the six months ended June 30, 2020, the average one-month LIBOR was approximately 160 basis points lower than during the same period in 2019. As noted earlier, as a precautionary measure due to the uncertainty surrounding the COVID-19 pandemic, we borrowed an additional $450 million under our revolving credit facility at the end of March 2020 to increase liquidity and preserve financial flexibility. The full $600 million remains outstanding on our facility as of June 30, 2020. As we obtain more visibility on the timing and strength of the economic recovery from the COVID-19 pandemic, we would expect to reduce the amount of cash held on our balance sheet and also reduce the amount outstanding on our credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.1 million and $0.3 million during the three and six months ended June 30, 2020, respectively, as compared to $0.3 and $0.8 million during the three and six months ended June 30, 2019, respectively.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of June 30, 2020, we owned 14 properties that were vacant and not subject to a lease and the lease contracts related to just eight properties we own are due to expire during the remainder of 2020. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. During the first six months of 2020, we experienced an increase in property costs primarily related to property taxes accruing on properties where the tenants were not performing on their lease obligations. Although none of our vacancies at June 30, 2020 are specifically related to the COVID-19 pandemic, we expect that vacancies could increase in the future if the nationwide economic shutdown continues and our tenants are not able to reopen their businesses.

As of June 30, 2020, we had entered into operating ground leases as part of several real estate investment transactions. As a result of the adoption of ASC Topic 842 in 2019, the ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. Also as a result of the adoption of ASC Topic 842, for the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we now reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Property-level operating costs (a)	$3,963	$770	$8,642	$1,911
Ground lease-related intangibles amortization expense	117	117	234	234
Operating ground lease payments made by STORE Capital	16	7	21	12
Operating ground lease payments made by STORE Capital tenants	368	412	812	782
Operating ground lease straight-line rent expense	165	164	316	313
Property taxes payable from tenant impounds	661	544	1,269	1,346
Total property costs	$5,290	$2,014	$11,294	$4,598
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $13.1 million and $21.0 million for the three and six months ended June 30, 2020, respectively, as compared to $14.3 million and $26.2 million, respectively, for the same periods in 2019. Expenses decreased as a result of the derecognition of $6.7 million of previously recognized stock-based compensation expense during the first quarter of 2020 related to certain performance-based restricted stock unit awards that were no longer expected to be earned and approximately $2.0 million of executive severance costs incurred in the second quarter of 2019. These decreases were partially offset by increases due to the growth of our portfolio and related staff additions. Our employee base grew from 92 employees on June 30, 2019 to 96 employees as of June 30, 2020. Certain expenses, such as property-related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, we expect that such expenses as a percentage of the portfolio will decrease over time due to efficiencies and economies of scale. During the six months ended June 30, 2020, we incurred a small amount of professional services expenses and other costs related to our response to the COVID-19 pandemic and, although we could incur such additional costs in the future, we do not expect that they will be significant to our operations.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $55.0 million and $108.7 million for the three and six months ended June 30, 2019, respectively, to $60.3 million and $119.6 million, respectively, for the comparable periods in 2020.

Provisions for Impairment

During the three and six months ended June 30, 2020, we recognized $5.3 million and $8.2 million, respectively, in provisions for the impairment of real estate. We recognized $2.6 million in provisions for the impairment of real estate during the six months ended June 30, 2019.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended June 30, 2020, we recognized a $0.5 million aggregate net gain on the sale of 16 properties. In comparison, for the three months ended June 30, 2019, we recognized a $15.0 million aggregate net gain on the sale of 22 properties. For the six months ended June 30, 2020, we recognized a $3.3 million aggregate net gain on the sale of 25 properties as compared to an aggregate net gain of $13.1 million on the sale of 26 properties in the same period in 2019.

Net Income

For the three and six months ended June 30, 2020, our net income was $40.6 million and $103.3 million reflecting decreases from $68.0 million and $113.5 million for the comparable periods in 2019. The change in net income is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, offset by rent reductions primarily related to our properties operating in industries adversely impacted by the COVID-19 pandemic, increased interest expense, higher property costs associated with nonperforming properties and lower aggregate net gains on dispositions of real estate. For the six months ended June 30, 2020, net income includes the impact of the derecognition of stock-based compensation expense in the first quarter as noted above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net Income	$40,600	$67,964	$103,260	$113,520
Depreciation and amortization of real estate assets	60,222	54,921	119,477	108,560
Provision for impairment of real estate	5,300	—	8,200	2,610
Net gain on dispositions of real estate	(531)	(15,033)	(3,277)	(13,105)
Funds from Operations (a)	105,591	107,852	227,660	211,585
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(2,659)	(1,622)	(3,924)	(2,875)
Construction period rent deferrals	410	389	936	997
Amortization of:
Equity-based compensation	2,473	3,071	(1,099)	4,757
Deferred financing costs and other	2,086	2,202	4,228	4,253
Lease-related intangibles and costs	854	664	1,529	1,357
Lease termination fees	—	—	(237)	—
Capitalized interest	(96)	(336)	(325)	(754)
Executive severance costs	—	1,956	—	1,956
Loss on defeasance of debt	—	—	—	735
Adjusted Funds from Operations (a)	$108,659	$114,176	$228,768	$222,011

(b)	FFO and AFFO for the three and six months ended June 30, 2020, includes approximately $38.2 million of revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic; we account for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the condensed consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At June 30, 2020, substantially all our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.5 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although substantially all our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate. In order to increase liquidity and maintain financial flexibility amid the COVID-19 pandemic, we drew down $450 million on our unsecured revolving credit facility late in the first quarter and, as of June 30, 2020, we had the full $600 million outstanding under our facility. Accordingly, during the first six months of 2020, we had average daily outstanding borrowings of $328.0 million on our variable rate credit facility, which bears interest based on one-month LIBOR, plus a credit spread of 1.0% based on our current credit rating.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for our variable rate debt was approximately $2.1 million for the first six months of 2020. Had the full borrowings on the facility been outstanding the entire first six months of 2020, the estimated market risk exposure for our variable rate debt would have been approximately $3.5 million for that period, or approximately 1.9% of net cash provided by operating activities for the six months ended June 30, 2020. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

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

At June 30, 2020, the Company does have contracts that are indexed to LIBOR and continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties; the $600 million unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of June 30, 2020 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

Item 1A. Risk Factors.

Other than the following, there have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and filed with the Securities and Exchange Commission on February 21, 2020.

Actual or perceived threats associated with epidemics, pandemics, including COVID-19, or public health crises could have a material adverse effect on our results of operations and the businesses of our customers.

Epidemics, pandemics or other public health crises, including the continued spread of Coronavirus (“COVID-19”), that impact states where our customers operate their businesses or where our properties are located, and preventative measures taken to alleviate any public health crises, including “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our customers’ businesses, results of operations, liquidity and ability to access capital markets, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our customers, who may be unable, as a result of any economic downturn occasioned by public health crises, to make rental payments when due.

The top industries in our portfolio are restaurants, early childhood education centers, health clubs, furniture stores and automotive repair and maintenance services. Our customers in each of these industries, as well as our customers that operate other service and retail businesses, depend on in-person interactions with their own customers to generate unit-level profitability, and the COVID-19 pandemic has led to a decrease in customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders have prevented customers from frequenting, our customers’ businesses, which may result in our customers’ inability to maintain profitability and make timely rental payments to us under their leases.

Epidemics, pandemics or public health crises, and any current or future “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may reduce the available workforce of our customers, which could adversely affect our customers’ abilities to maintain unit-level profitability. Risks related to epidemics, pandemics or public health crises could also lead to complete or partial shutdowns of one or more of our customers’ manufacturing facilities or distribution centers, temporary or long-term disruptions in our customers’ supply chains from local, national and international suppliers, or otherwise delay the delivery of inventory or other materials necessary for our customers’ operations. Such disruptions could adversely impact our customers’ ability to generate sufficient revenues, and could force customers to reduce or delay offerings of their products and services, or result in our customers’ bankruptcy or insolvency, which would diminish our ability to receive rental revenue we are owed under their leases.

The spread of COVID-19 has already caused economic downturns on a global scale, and international financial markets may continue to experience significant volatility, which may adversely affect our and our customers’ respective businesses, financial condition, liquidity and results of operations. Additionally, in June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. The impact of any epidemic, pandemic or public health crisis on our business, financial condition, liquidity and results of operations will depend on actions taken by local, state, national and international governments and non-governmental organizations, the medical community and other private actors, and the collective response to COVID-19, or any other public health crisis, cannot be readily predicted, and new information may be revealed, or new and unforeseen actions may be taken, to alleviate or worsen the spread and effects of any such public health crisis.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: August 6, 2020	By:	/s/ Catherine Long
Catherine Long
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)