Form 10-Q
period 2020-09-30
STORE CAPITAL Corp
filed 2020-11-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 262,593,616 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,757,893	$2,634,285
Buildings and improvements	5,905,626	5,540,749
Intangible lease assets	63,628	73,366
Total real estate investments	8,727,147	8,248,400
Less accumulated depreciation and amortization	(901,714)	(740,124)
	7,825,433	7,508,276
Operating ground lease assets	23,820	24,254
Loans and financing receivables, net	591,414	582,267
Net investments	8,440,667	8,114,797
Cash and cash equivalents	144,478	99,753
Other assets, net	135,293	81,976
Total assets	$8,720,438	$8,296,526

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$—
Unsecured notes and term loans payable, net	1,263,905	1,262,553
Non-recourse debt obligations of consolidated special purpose entities, net	2,305,642	2,328,489
Dividends payable	94,085	83,938
Operating lease liabilities	29,016	29,347
Accrued expenses, deferred revenue and other liabilities	119,066	106,814
Total liabilities	3,811,714	3,811,141
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 261,348,454 and 239,822,900 shares issued and outstanding, respectively	2,613	2,398
Capital in excess of par value	5,327,124	4,787,932
Distributions in excess of retained earnings	(417,862)	(302,609)
Accumulated other comprehensive loss	(3,151)	(2,336)
Total stockholders’ equity	4,908,724	4,485,385
Total liabilities and stockholders’ equity	$8,720,438	$8,296,526

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$163,325	$157,965	$482,669	$462,920
Interest income on loans and financing receivables	11,021	9,594	34,374	24,066
Other income	877	4,275	4,357	5,273
Total revenues	175,223	171,834	521,400	492,259
Expenses:
Interest	42,090	39,325	127,816	116,822
Property costs	3,309	3,162	14,603	7,760
General and administrative	14,729	13,566	35,742	39,815
Depreciation and amortization	61,119	55,919	180,753	164,635
Provisions for impairment	2,772	7,341	10,972	9,951
Total expenses	124,019	119,313	369,886	338,983

Net gain on dispositions of real estate	3,537	59,290	6,814	72,395
Income from operations before income taxes	54,741	111,811	158,328	225,671
Income tax expense	111	193	438	533
Net income	$54,630	$111,618	$157,890	$225,138

Net income per share of common stock—basic and diluted	$0.21	$0.48	$0.63	$0.99
Weighted average common shares outstanding:
Basic	255,308,189	232,052,007	248,999,635	227,349,158
Diluted	255,610,628	232,645,531	248,999,635	227,882,523

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$54,630	$111,618	$157,890	$225,138
Other comprehensive loss:
Unrealized losses on cash flow hedges	(7)	(78)	(1,428)	(1,246)
Cash flow hedge losses (gains) reclassified to interest expense	363	(169)	613	(986)
Total other comprehensive income (loss)	356	(247)	(815)	(2,232)
Total comprehensive income	$54,986	$111,371	$157,075	$222,906

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended September 30, 2020
Balance at June 30, 2020	253,298,352	$2,533	$5,109,408	$(378,308)	$(3,507)	$4,730,126
Net income	—	—	—	54,630	—	54,630
Other comprehensive income	—	—	—	—	356	356
Issuance of common stock, net of costs of $3,361	8,033,069	80	214,972	—	—	215,052
Equity-based compensation	17,033	—	2,744	—	—	2,744
Common dividends declared ($0.36 per share)	—	—	—	(94,184)	—	(94,184)
Balance at September 30, 2020	261,348,454	$2,613	$5,327,124	$(417,862)	$(3,151)	$4,908,724

Nine Months Ended September 30, 2020
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385
Adoption of ASC Topic 326, cumulative adjustment	—	—	—	(2,465)	—	(2,465)
Net income	—	—	—	157,890	—	157,890
Other comprehensive loss	—	—	—	—	(815)	(815)
Issuance of common stock, net of costs of $7,116	20,928,023	209	540,299	—	—	540,508
Equity-based compensation	732,511	6	1,638	5	—	1,649
Shares repurchased under stock compensation plan	(134,980)	—	(2,745)	(2,340)	—	(5,085)
Common dividends declared ($1.06 per share) and dividend equivalents on restricted stock units	—	—	—	(268,343)	—	(268,343)
Balance at September 30, 2020	261,348,454	$2,613	$5,327,124	$(417,862)	$(3,151)	$4,908,724

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended September 30, 2019
Balance at June 30, 2019	230,330,323	$2,303	$4,424,885	$(306,573)	$(2,126)	$4,118,489
Net income	—	—	—	111,618	—	111,618
Other comprehensive loss	—	—	—	—	(247)	(247)
Issuance of common stock, net of costs of $2,532	4,442,863	44	158,623	—	—	158,667
Equity-based compensation	46,903	1	3,324	—	—	3,325
Shares repurchased under stock compensation plan	(15,987)	—	(311)	(232)	—	(543)
Common dividends declared ($0.35 per share) and dividend equivalents on restricted stock units	—	—	—	(82,218)	—	(82,218)
Balance at September 30, 2019	234,804,102	$2,348	$4,586,521	$(277,405)	$(2,373)	$4,309,091

Nine Months Ended September 30, 2019
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501
Net income	—	—	—	225,138	—	225,138
Other comprehensive loss	—	—	—	—	(2,232)	(2,232)
Issuance of common stock, net of costs of $7,244	13,448,509	134	452,546	—	—	452,680
Equity-based compensation	450,898	5	8,077	14	—	8,096
Shares repurchased under stock compensation plan	(167,143)	(2)	(3,184)	(1,846)	—	(5,032)
Common dividends declared ($1.01 per share) and dividend equivalents on restricted stock units	—	—	—	(233,060)	—	(233,060)
Balance at September 30, 2019	234,804,102	$2,348	$4,586,521	$(277,405)	$(2,373)	$4,309,091

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$157,890	$225,138
Adjustments to net income:
Depreciation and amortization	180,753	164,635
Amortization of deferred financing costs and other noncash interest expense	6,310	6,452
Amortization of equity-based compensation	1,645	8,083
Provisions for impairment	10,972	9,951
Net gain on dispositions of real estate	(6,814)	(72,395)
Loss on defeasance of debt	—	735
Noncash revenue and other	(57,098)	(1,455)
Payments made in settlement of cash flow hedges	—	(6,735)
Changes in operating assets and liabilities:
Other assets	(1,265)	(3,868)
Accrued expenses, deferred revenue and other liabilities	6,259	5,133
Net cash provided by operating activities	298,652	335,674
Investing activities
Acquisition of and additions to real estate	(561,913)	(1,020,961)
Investment in loans and financing receivables	(69,165)	(143,885)
Collections of principal on loans and financing receivables	32,125	6,820
Proceeds from dispositions of real estate	100,955	409,939
Net cash used in investing activities	(497,998)	(748,087)
Financing activities
Borrowings under credit facility	600,000	521,100
Repayments under credit facility	(600,000)	(656,100)
Borrowings under unsecured notes and term loans payable	—	347,410
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	41,690
Repayments under non-recourse debt obligations of consolidated special purpose entities	(26,783)	(28,930)
Financing and defeasance costs paid	(84)	(4,627)
Proceeds from the issuance of common stock	547,624	459,924
Stock issuance costs paid	(7,106)	(7,282)
Shares repurchased under stock compensation plans	(5,085)	(5,032)
Dividends paid	(259,119)	(224,975)
Net cash provided by financing activities	249,447	443,178
Net increase in cash, cash equivalents and restricted cash	50,101	30,765
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017
Cash, cash equivalents and restricted cash, end of period	$161,482	$73,782

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$144,478	$27,553
Restricted cash included in other assets	17,004	46,229
Total cash, cash equivalents and restricted cash	$161,482	$73,782

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$22,055	$20,522
Seller financing provided to purchaser of real estate sold	3,176	—
Acquisition of collateral property securing a mortgage note receivable	23,408	13,574
Accrued financing and stock issuance costs	81	322
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$124,997	$108,295
Cash paid during the period for income and franchise taxes	2,109	2,114

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2020 and December 31, 2019, these special purpose entities held assets totaling $7.4 billion and $7.0 billion, respectively, and had third-party liabilities totaling $2.4 billion. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Impact of the COVID-19 Pandemic

During the novel coronavirus (COVID-19) pandemic, the Company provided certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB has provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC 842. The Company has elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts. For the three and nine months ended September 30, 2020, the Company recognized $13.0 million and $51.2 million, respectively, of net revenue associated with these deferral arrangements with a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheet. These receivables are expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021; during both the three and nine months ended September 30, 2020, the Company collected $1.3 million of the receivables related to these deferral arrangements.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of September 30, 2020 and December 31, 2019, the Company had $35.1 million and $28.3 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 4.6% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 0.5% of rental revenues.

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

During the three months ended September 30, 2020, the Company recognized an aggregate provision for the impairment of real estate of $2.0 million. The Company recognized aggregate provisions for the impairment of real estate of $10.2 million and $9.9 million during the nine months ended September 30, 2020 and 2019, respectively. For the assets impaired in 2020, the aggregate estimated fair value of the real estate assets at the time of impairment was $23.5 million.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, net of expected credit loss, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2020 and December 31, 2019, the Company had loans receivable with an aggregate outstanding principal balance of $46.6 million and $15.6 million, respectively, on nonaccrual status.

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

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. For both the three and nine months ended September 30, 2020, the Company recognized an estimated $772,000 of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of income.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $17.0 million and $11.6 million of restricted cash at September 30, 2020 and December 31, 2019, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of September 30, 2020, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of

$100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the nine months ended September 30, 2020, the Company granted RSAs representing 491,009 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 121,151 shares of restricted stock vested and RSAs representing 6,051 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 37,410 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of September 30, 2020, the Company had 649,045 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2017 contain a market condition and a service condition and RSUs granted in 2018, 2019 and 2020 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the nine months ended September 30, 2020, the Company awarded 534,141 RSUs to its executive officers. In connection with the vesting of 247,553 RSUs on December 31, 2019, the Company repurchased 97,570 shares during the nine months ended September 30, 2020 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of September 30, 2020, there were 1,737,159 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2016 and tax returns filed for 2017 through 2019 are subject to examination by these jurisdictions. As of September 30, 2020, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at September 30, 2020 or December 31, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$54,630	$111,618	$157,890	$225,138
Less: earnings attributable to unvested restricted shares	(234)	(139)	(546)	(316)
Net income used in basic and diluted income per share	$54,396	$111,479	$157,344	$224,822
Denominator:
Weighted average common shares outstanding	255,942,052	232,342,323	249,479,941	227,647,353
Less: Weighted average number of shares of unvested restricted stock	(633,863)	(290,316)	(480,306)	(298,195)
Weighted average shares outstanding used in basic income per share	255,308,189	232,052,007	248,999,635	227,349,158
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	302,439	593,524	—	533,365
Weighted average shares outstanding used in diluted income per share	255,610,628	232,645,531	248,999,635	227,882,523
(a)	For the three months ended September 30, 2020 and 2019, excludes 127,940 shares and 112,784 shares, respectively, and for the nine months ended September 30, 2020 and 2019, excludes 77,076 shares and 111,802 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In April 2020, the FASB issued a Staff Question & Answer (“Q&A”) which was intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the COVID-19 pandemic. The Q&A allows both lessors and lessees to elect not to evaluate whether concessions provided in response to the COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted. The Company, as lessor, has elected to apply such relief and will therefore not evaluate if lease concessions that were granted in response to the COVID-19 pandemic meet the definition of a lease modification. The Company, as a lessee, has not received any concessions under its ground or other lease agreements resulting from the COVID-19 pandemic.

3. Investments

At September 30, 2020, STORE Capital had investments in 2,587 property locations representing 2,537 owned properties (of which 48 are accounted for as financing arrangements and 40 are accounted for as direct financing receivables), 22 properties where all the related land is subject to an operating ground lease and 28 properties which secure mortgage loans. The gross investment portfolio totaled $9.34 billion at September 30, 2020 and consisted of the gross acquisition cost of the real estate investments totaling $8.73 billion, loans and financing receivables with an aggregate carrying amount of $591.4 million and operating ground lease assets totaling $23.8 million. As of September 30, 2020, approximately 37% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the nine months ended September 30, 2020, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2019	2,504	$8,854,921
Acquisition of and additions to real estate (a)(b)	124	601,484
Investment in loans and financing receivables (c)	7	72,341
Sales of real estate	(39)	(112,389)
Principal collections on loans and financing receivables (b)	(9)	(56,316)
Net change in operating ground lease assets (d)	—	(434)
Provisions for impairment		(10,972)
Adoption of expected credit loss standard (ASC Topic 326)		(2,465)
Other		(3,789)
Gross investments, September 30, 2020		9,342,381
Less accumulated depreciation and amortization		(901,714)
Net investments, September 30, 2020	2,587	$8,440,667
(a)	Excludes $16.6 million of tenant improvement advances disbursed in 2020 which were accrued as of December 31, 2019 and includes $0.5 million of interest capitalized to properties under construction.
(b)	Two loans receivable aggregating $23.4 million were repaid in full through non-cash transactions in which the Company purchased the mortgaged property and leased them back to the borrower.
(c)	Includes $3.2 million related to a mortgage loan made to the purchaser of a real estate property sold.
(d)	Represents new operating ground lease assets recognized net of amortization during the nine months ended September 30, 2020.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenues:
Operating leases (a)(c)	$163,394	$158,023	$482,882	$462,959
Sublease income - operating ground leases (b)	496	572	1,600	1,644
Amortization of lease related intangibles and costs	(565)	(630)	(1,813)	(1,683)
Total rental revenues	$163,325	$157,965	$482,669	$462,920

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$4,056	$3,772	$13,182	$10,102
Sale-leaseback transactions accounted for as financing arrangements (c)	3,940	2,281	11,329	3,328
Direct financing receivables (c)	3,025	3,541	9,863	10,636
Total interest income on loans and financing receivables	$11,021	$9,594	$34,374	$24,066
(a)	For the three months ended September 30, 2020 and 2019, includes $618,000 and $595,000, respectively, of property tax tenant reimbursement revenue and includes $867,000 and $29,000, respectively, of variable lease revenue. For both the nine months ended September 30, 2020 and 2019, includes $1.9 million of property tax tenant reimbursement revenue and includes $1.0 million and $0.1 million, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the three and nine months ended September 30, 2020, includes $13.0 million and $49.4 million, respectively, of operating lease rental revenue and, for the nine months ended September 30, 2020, includes $1.6 million of interest income from mortgage and other loans receivable, $0.1 million of interest income from sale-leaseback transactions accounted for as financing arrangements and $0.1 million of interest income from direct financing receivables that have been deferred related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheet.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 500 customers geographically dispersed throughout 49 states. Only one state, Texas (10%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2020. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at September 30, 2020, with the largest customer representing 2.7% of the total investment portfolio. On an annualized basis, as of September 30, 2020, the largest customer also represented 2.7% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across more than 735 concepts; the largest of these concepts represented 2.7% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of September 30, 2020 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	777	$1,268,972	14%
Early childhood education centers	240	549,239	6
Furniture stores	70	525,098	6
Health clubs	88	497,262	5
Automotive repair and maintenance	172	437,476	5
Metal fabrication	88	425,884	5
Farm and ranch supply stores	43	412,532	4
All other service industries	821	3,145,663	33
All other retail industries	129	919,641	10
All other manufacturing industries	159	1,160,614	12
	2,587	$9,342,381	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at September 30, 2020 was approximately 14 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2020, 11 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2020, were as follows (in thousands):

Remainder of 2020	$168,741
2021	687,125
2022	701,004
2023	697,815
2024	693,645
2025	689,734
Thereafter	5,978,544
Total future minimum rentals (a)	$9,616,608
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30,	December 31,
	2020	2019
In-place leases	$39,433	$44,425
Ground lease-related intangibles	19,449	19,449
Above-market leases	4,746	9,492
Total intangible lease assets	63,628	73,366
Accumulated amortization	(28,574)	(28,948)
Net intangible lease assets	$35,054	$44,418

Aggregate lease intangible amortization included in expense was $1.0 million and $1.3 million during the three months ended September 30, 2020 and 2019, respectively, and was $3.1 million and $4.3 million during the nine months ended September 30, 2020 and 2019, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.3 million during both the three months ended September 30, 2020 and 2019 and was $0.8 million during both the nine months ended September 30, 2020 and 2019.

Based on the balance of the intangible assets at September 30, 2020, the aggregate amortization expense is expected to be $0.9 million for the remainder of 2020, $3.5 million in 2021, $3.4 million in 2022, $2.9 million in 2023, $2.4 million in 2024 and $1.9 million in 2025; the amount expected to be amortized as a decrease to rental revenue is expected to be $0.2 million for the remainder of 2020 and $0.2 million in 2021. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles, approximately 43 years for the amortizing ground lease-related intangibles and approximately six months for the above-market lease intangibles.

Operating Ground Lease Assets

As of September 30, 2020, STORE Capital had operating ground lease assets aggregating $23.8 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $609,000 and $592,000 during the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $1.7 million during the nine months ended September 30, 2020 and 2019, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $496,000 and $572,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million for both of the nine months ended September 30, 2020 and 2019.

The future minimum lease payments to be paid under the operating ground leases as of September 30, 2020 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2020	$100	$941	$1,041
2021	401	2,001	2,402
2022	401	1,956	2,357
2023	4,149	1,958	6,107
2024	55	1,981	2,036
2025	57	1,665	1,722
Thereafter	3,128	31,191	34,319
Total lease payments	8,291	41,693	49,984
Less imputed interest	(3,256)	(22,372)	(25,628)
Total operating lease liabilities - ground leases	$5,035	$19,321	$24,356
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $41.7 million commitment, $16.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	September 30,	December 31,
Type	Rate (a)	Date	2020	2019
Five mortgage loans receivable	7.81%	2020 - 2022	$31,268	$33,073
Four mortgage loans receivable	8.45%	2032 - 2037	16,292	18,760
Twelve mortgage loans receivable (b)	8.73%	2051 - 2060	168,324	149,766
Total mortgage loans receivable			215,884	201,599
Equipment and other loans receivable	8.41%	2020 - 2026	33,196	25,066
Total principal amount outstanding—loans receivable			249,080	226,665
Unamortized loan origination costs			1,163	1,197
Sale-leaseback transactions accounted for as financing arrangements (c)	7.87%	2034 - 2043	204,469	186,614
Direct financing receivables			142,477	170,329
Allowance for credit and loan losses (d)			(5,775)	(2,538)
Total loans and financing receivables			$591,414	$582,267
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.
(d)	Balance includes $2.5 million of credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020, $2.5 million of loan loss reserves recognized prior to December 31, 2019 and $0.8 million of credit losses recognized during the nine months ended September 30, 2020.

Loans Receivable

At September 30, 2020, the Company held 51 loans receivable with an aggregate carrying amount of $246.3 million. Twenty-one of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Five of the mortgage loans are shorter-term loans (maturing prior to 2023) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2020	$2,363	$14,428	$16,791
2021	1,663	24,181	25,844
2022	2,529	9,584	12,113
2023	2,689	6,494	9,183
2024	2,938	—	2,938
2025	1,376	916	2,292
Thereafter	129,747	50,172	179,919
Total principal payments	$143,305	$105,775	$249,080

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of September 30, 2020, the Company had $204.5 million of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of September 30, 2020, were as follows (in thousands):

Remainder of 2020	$4,029
2021	16,205
2022	16,330
2023	16,465
2024	16,661
2025	16,869
Thereafter	246,453
Total future scheduled payments	$333,012

Direct Financing Receivables

As of September 30, 2020 and December 31, 2019, the Company had $142.5 million and $170.3 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Minimum lease payments receivable	$300,993	$378,659
Estimated residual value of leased assets	18,305	22,610
Unearned income	(176,821)	(230,940)
Net investment	$142,477	$170,329

As of September 30, 2020, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $3.5 million for the remainder of 2020, average approximately $14.3 million for each of the next five years and $225.8 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of September 30, 2020, $99.3 million of loans and financing receivables were categorized as investment grade and $496.7 million were categorized as non-investment grade. During the nine months ended September 30, 2020, there were $0.8 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of September 30, 2020, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $57.4 million in 2019, none in 2018 and 2017, and $41.9 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $68.7 million in 2020, $190.3 million in 2019, $38.8 million in 2018, $13.2 million in 2017 and $185.7 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At September 30, 2020, the Company had no borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $5.8 billion at September 30, 2020.

The facility is recourse to the Company and, as of September 30, 2020, the Company was in compliance with the covenants under the facility.

At September 30, 2020 and December 31, 2019, unamortized financing costs related to the Company’s credit facility totaled $1.4 million and $2.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of September 30, 2020, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2020, the Company was in compliance with its covenants under the NPAs.

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

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2020	2019
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Total notes payable			1,075,000	1,075,000
Term Loans:
Term Loan issued March 2017	Mar. 2021	1.16%	100,000	100,000
Term Loan issued April 2016	Apr. 2021	2.44%	100,000	100,000
Total term loans			200,000	200,000
Unamortized discount			(3,445)	(3,766)
Unamortized deferred financing costs			(7,650)	(8,681)
Total unsecured notes and term loans payable, net			$1,263,905	$1,262,553

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $155.0 million at September 30, 2020.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of September 30, 2020, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.2 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $343.2 million at September 30, 2020.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		September 30,	December 31,
	Date	Rate		2020	2019
Non-recourse net-lease mortgage notes:
$95,000 Series 2015-1, Class A-1	Apr. 2022	3.75%		$92,427	$92,783
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		88,158	89,775
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		84,975	86,445
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		88,284	89,773
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		135,567	136,092
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		144,060	146,384
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,521	49,708
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		262,687	263,700
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		185,364	188,347
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		80,594	81,859
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,808	45,981
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		126,470	128,443
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		218,971	222,504
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		162,428	163,043
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		239,815	243,582
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		135,433	135,943
Total non-recourse net-lease mortgage notes				2,140,562	2,164,362
Non-recourse mortgage notes:
$16,100 note issued February 2014	Mar. 2021	4.83%		13,650	13,973
$13,000 note issued May 2012	May 2022	5.195%		10,450	10,727
$26,000 note issued August 2012	Sept. 2022	5.05%		21,058	21,608
$6,400 note issued November 2012	Dec. 2022	4.707%		5,181	5,319
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,753	10,004
$17,500 note issued August 2013	Sept. 2023	5.46%		14,812	15,150
$10,075 note issued March 2014	Apr. 2024	5.10%		9,051	9,188
$65,000 note issued June 2016	Jul. 2026	4.75%		60,699	61,531
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,620	5,758
Total non-recourse mortgage notes				191,964	194,948
Unamortized discount				(410)	(471)
Unamortized deferred financing costs				(26,474)	(30,350)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,305,642	$2,328,489
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of September 30, 2020, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of September 30, 2020, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2020	$8,549	$—	$8,549
2021	33,329	213,466	246,795
2022	28,654	200,829	229,483
2023	24,339	265,357	289,696
2024	19,634	426,914	446,548
2025	17,334	256,612	273,946
Thereafter	39,865	2,072,644	2,112,509
	$171,704	$3,435,822	$3,607,526

5. Stockholders’ Equity

In November 2019, the Company established its fourth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2019 ATM Program).

The following tables outline the common stock issuances under the 2019 ATM Program (in millions except share and per share information):

Three Months Ended September 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,033,069	$27.19	$218.4	$(3.3)	$(0.1)	$215.0

Nine Months Ended September 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
20,928,023	$26.17	$547.6	$(6.8)	$(0.3)	$540.5

Inception of Program Through September 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
25,954,389	$28.81	$747.6	$(8.7)	$(0.6)	$738.3

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of September 30, 2020, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $94.4 million, of which $86.9 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $0.7 million at September 30, 2020 and an asset of $0.3 million at December 31, 2019; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at September 30, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2020, these debt obligations had a carrying value of $3,569.5 million and an estimated fair value of $3,739.1 million. At December 31, 2019, these debt obligations had an aggregate carrying value of $3,591.0 million and an estimated fair value of $3,812.7 million.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of September 30, 2020, more than 735 brand names or business concepts in over 100 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $10.7 billion of real estate investments. As of September 30, 2020, our investment portfolio totaled approximately $9.3 billion, consisting of investments in 2,587 property locations across the United States. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.9%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of September 30, 2020, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2020, the weighted average remaining term of our leases (calculated based on base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts).

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

COVID-19 Pandemic

The COVID-19 pandemic has impacted us through government mandated limits (i.e. required closing or limits on operations, social distancing requirements and restrictions on travel) imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay their rent to us. Our rent and interest collections have increased from 70% in May to 90% in October. Further, nearly all of our properties are currently open for business with two industries – movie theatres and early childhood education – remaining as the industries most impacted by mandated restrictions. Unpredictable factors remain that may impact our business going forward and we continue to closely monitor these factors, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the overall impact on economic activity.

Although many states have lifted certain restrictions that have significantly impacted economic activity, some states or municipalities are being impacted by renewed and mandated restrictions as cases of the virus have recently risen in certain parts of the country. As restrictions are lifted, our tenants have gradually increased their business activity and, therefore, have improved their ability to meet their financial obligations. The timing and strength of the recovery from the economic impact of the COVID-19 pandemic cannot yet be predicted.

In response to the pandemic, we were able to immediately transition to a remote working environment and our 103 employees have collectively taken steps to manage the impact to us, as well as to assist our customers in managing the impact to them. This includes working directly with our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. As of September 30, 2020, we had recognized $51.2 million of net revenue associated with deferral arrangements granted under our lease and loan contracts with a corresponding increase in receivables. These receivables are expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021.

Liquidity and Capital Resources

As of September 30, 2020, our investment portfolio stood at approximately $9.3 billion, consisting of investments in 2,587 property locations. Substantially all our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of September 30, 2020, the weighted average remaining term of our leases was approximately 14 years and the lease contracts related to just nine of our properties, representing less than 0.1% of our annual base rent and interest, are due to expire during the remainder of 2020; 83% of our leases have ten years or more remaining in their base lease term. As of September 30, 2020, 11 of our 2,587 properties were vacant and not subject to a lease, which represents a 99.6% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

In order to preserve financial flexibility during the onset of the COVID-19 pandemic, we had fully drawn down our credit facility and temporarily reduced our new property acquisition activity. As we continue to gain better visibility into the path to recovery from the pandemic, we intend to continue to grow through additional real estate investments. To accomplish this objective, we must identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of September 30, 2020, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $94.4 million, the majority of which is expected to be funded in the next twelve months.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable-rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed-rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less dividends plus proceeds from our sale of properties) and our annual debt maturities; we have no significant debt maturities through 2024.

As of September 30, 2020, substantially all our long-term debt was fixed-rate debt or was effectively converted to a fixed rate for the term of the debt and our weighted average debt maturity was 6.2 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In conjunction with our investment-grade debt strategy, we target a level of debt, net of cash and cash equivalents, that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio).

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of September 30, 2020, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 67% and approximately 37% of our investment portfolio serves as collateral for this long-term debt. The remaining 63% of our portfolio properties, aggregating approximately $5.8 billion at September 30, 2020, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

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

Unsecured Revolving Credit Facility

Typically, we use our unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In response to the COVID-19 pandemic, we borrowed an additional $450 million on our unsecured revolving credit facility in March 2020 to increase our cash position and preserve financial flexibility in light of the uncertainties in the markets at that time and repaid this amount in full in August 2020. As of September 30, 2020, we had no amounts outstanding under our unsecured revolving credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $5.8 billion at September 30, 2020. The facility is recourse to us and, as of September 30, 2020, we were in compliance with the financial and nonfinancial covenants under the facility and do not anticipate any compliance issues in the foreseeable future.

Senior Unsecured Term Debt

As of September 30, 2020, we had an aggregate principal amount of $700.0 million of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 4.5625% and interest on these notes is paid semi-annually in March and September of each year. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2020, we were in compliance with these covenants and expect to remain in compliance in the foreseeable future. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and bank term loans are similar to our unsecured revolving credit facility. In the first quarter of 2020, we executed the first of three one-year options to extend a $100 million bank term loan. The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.00%. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.3 billion as of September 30, 2020.

Non-recourse Secured Debt

As of September 30, 2020, approximately 34% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of September 30, 2020, there was an aggregate $155.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short-term borrowings as we have done from time to time in the past.

The ABS notes outstanding at September 30, 2020 totaled $2.1 billion in Class A principal amount and were supported by a collateral pool of approximately $3.2 billion representing 1,128 property locations operated by 207 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the nine months ended September 30, 2020, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $70 million on cash collections of $174 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of nearly 1.7 to 1 on the STORE Master Funding program. For purposes of this debt service coverage ratio calculation, cash collections include the rent paid by tenants using the cash proceeds from short-term notes provided by a STORE Capital subsidiary in connection with the short-term rent deferral arrangements structured as part of our COVID-19 rent relief efforts. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of September 30, 2020, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.6 billion, a weighted average maturity of 6.2 years and a weighted average interest rate of 4.3%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2020:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,141	$3,166	$—	$3,166
Other mortgage notes payable	192	343	—	343
Total non-recourse debt	2,333	3,509	—	3,509
Unsecured notes and term loans payable	1,275	—	—	—
Unsecured credit facility	—	—	—	—
Total unsecured debt (including revolving credit facility)	1,275	—	—	—
Unencumbered real estate assets	—	4,652	1,181	5,833
Total debt	$3,608	$8,161	$1,181	$9,342

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

The following tables outline the common stock issuances under 2019 ATM Program (in millions except share and per share information):

Three Months Ended September 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,033,069	$27.19	$218.4	$(3.3)	$(0.1)	$215.0

Nine Months Ended September 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
20,928,023	$26.17	$547.6	$(6.8)	$(0.3)	$540.5

Inception of Program Through September 30, 2020
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
25,954,389	$28.81	$747.6	$(8.7)	$(0.6)	$738.3

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the nine months ended September 30, 2020 decreased by $37.0 million over the same period in 2019, primarily as a result of the rent deferral arrangements granted to tenants. Cash flows from operations for the nine months ended September 30, 2019 included a $6.7 million payment we made in settlement of two treasury lock agreements. We intentionally reduced our investment activity beginning in the first quarter of 2020 due to the volatility in the capital markets stemming from the pandemic; as a result, our investments in real estate, loans and financing receivables during the first nine months of 2020 were $533.8 million lower than the same period in 2019. In the first nine months of 2020, investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties and proceeds from the issuance of stock. Investment activity during the same period in 2019 was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of long-term debt and proceeds from the issuance of stock. Net cash provided by financing activities was lower for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily as a result of $384.5 million of net proceeds from the issuance of long-term debt received during 2019 offset by net paydown activity on our revolving credit facility during 2019 and increased proceeds from the issuance of stock during 2020. We paid dividends to our stockholders totaling $259.1 million and $225.0 million during the first nine months of 2020 and 2019, respectively; we increased our quarterly dividend in the third quarter of 2020 by 2.9% to an annualized $1.44 per common share.

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$298,652	$335,674
Net cash used in investing activities	(497,998)	(748,087)
Net cash provided by financing activities	249,447	443,178
Net increase in cash, cash equivalents and restricted cash	50,101	30,765
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017
Cash, cash equivalents and restricted cash, end of period	$161,482	$73,782

As of September 30, 2020, we had liquidity of $144.5 million on our balance sheet. Management believes that our current cash balance, the $600.0 million of immediate borrowing capacity on our unsecured revolving credit facility, the cash generated by our operations as well as the $800.0 million of liquidity available to us under the accordion feature of the credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2020.

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

See Note 2 to the September 30, 2020 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2020, our total investment in real estate and loans approximated $9.3 billion, representing investments in 2,587 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 740 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of September 30, 2020, our 2,587 property locations were operated by 511 customers across the United States. Our customers are typically established regional and national operators, with over 70% of our base rent and interest coming from customers with over $50 million in annual revenues. Our largest customer represented approximately 2.7% of our portfolio at September 30, 2020, and our top ten largest customers represented 16.8% of base rent and interest. Our customers operate their businesses across more than 735 brand names or business concepts in over 100 industries. The largest of the business concepts represented 2.7% of our base rent and interest as of September 30, 2020 and more than 80% of the concepts represented less than 1% of base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on September 30, 2020, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of September 30, 2020, our property locations were operated by 511 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Fleet Farm Group LLC	2.7%	10
Bass Pro Group, LLC (Cabela's)	1.8	10
Cadence Education, Inc. (Early childhood/elementary education)	1.8	49
Loves Furniture, Inc.	1.8	23
CWGS Group, LLC (Camping World/Gander Outdoors)	1.7	20
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	1.5	19
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.5	14
US LBM Holdings, LLC (Building materials distribution)	1.4	51
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.3	21
Zips Holdings, LLC	1.3	41
All other (501 customers)	83.2	2,329
Total	100.0%	2,587

Diversification by Industry

As of September 30, 2020, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 75 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	8.5%	385	2,644
Restaurants—limited service	5.0	392	1,062
Early childhood education centers	5.9	240	2,518
Health clubs	5.2	88	3,130
Automotive repair and maintenance	4.7	172	905
Movie theaters	3.9	37	1,881
Family entertainment centers	3.7	40	1,625
All other service (27 industry groups)	26.5	744	25,437
Total service	63.4	2,098	39,202
Retail:
Furniture stores	5.0	70	4,145
Farm and ranch supply stores	4.5	43	4,399
All other retail (16 industry groups)	9.4	129	5,539
Total retail	18.9	242	14,083
Manufacturing:
Metal fabrication	4.8	88	10,289
All other manufacturing (22 industry groups)	12.9	159	20,849
Total manufacturing	17.7	247	31,138
Total	100.0%	2,587	84,423

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of September 30, 2020:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.7%	266
Illinois	6.1	154
California	5.9	70
Florida	5.4	156
Ohio	5.2	141
Georgia	5.1	143
Wisconsin	4.9	61
Arizona	4.5	85
Tennessee	3.8	117
Minnesota	3.7	90
All other (39 states) (1)	44.7	1,304
Total	100.0%	2,587
(1)	Includes one property in Ontario, Canada which represents 0.3% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of September 30, 2020:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2020	0.2%	12
2021	0.6	9
2022	0.4	10
2023	0.6	18
2024	0.7	18
2025	1.3	27
2026	1.5	48
2027	2.0	55
2028	3.4	67
2029	6.2	173
Thereafter	83.1	2,139
Total	100.0%	2,576
(1)	Expiration year of contracts in place as of September 30, 2020 and excludes any tenant option renewal periods.
(2)	Excludes 11 properties that were vacant and not subject to a lease as of September 30, 2020.

Results of Operations

Overview

As of September 30, 2020, our real estate investment portfolio had grown to approximately $9.3 billion, consisting of investments in 2,587 property locations in 49 states, operated by more than 500 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In thousands)	2020	2019	(Decrease)	2020	2019	(Decrease)
Total revenues	$175,223	$171,834	$3,389	$521,400	$492,259	$29,141
Expenses:
Interest	42,090	39,325	2,765	127,816	116,822	10,994
Property costs	3,309	3,162	147	14,603	7,760	6,843
General and administrative	14,729	13,566	1,163	35,742	39,815	(4,073)
Depreciation and amortization	61,119	55,919	5,200	180,753	164,635	16,118
Provisions for impairment	2,772	7,341	(4,569)	10,972	9,951	1,021
Total expenses	124,019	119,313	4,706	369,886	338,983	30,903

Net gain on dispositions of real estate	3,537	59,290	(55,753)	6,814	72,395	(65,581)
Income from operations before income taxes	54,741	111,811	(57,070)	158,328	225,671	(67,343)
Income tax expense	111	193	(82)	438	533	(95)
Net income	$54,630	$111,618	$(56,988)	$157,890	$225,138	$(67,248)

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income, partially offset by temporary rent reductions negotiated as part of our overall rent relief arrangements with our tenants most impacted by the pandemic. Our real estate investment portfolio grew from approximately $8.4 billion in gross investment amount representing 2,417 properties as of September 30, 2019 to approximately $9.3 billion in gross investment amount representing 2,587 properties at September 30, 2020. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $9.2 billion in 2020 and $8.3 billion in 2019. During the nine-month periods, the weighted average real estate investment amounts outstanding were approximately $9.1 billion in 2020 and $8.0 billion in 2019. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. Additionally, for both the three and nine months ended September 30, 2019, we collected $3.8 million in early lease termination payments which are included in other income. During the three and nine months ended September 30, 2020, we collected $0.4 million and $0.6 million, respectively, of such payments.

The pandemic has primarily impacted us through government mandated limits imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay rent. Currently, we estimate that nearly 100% of our properties are open for business with two industries – movie theaters and early childhood education – remaining as the most impacted. We have increased our monthly rent and interest collections from 70% in May to 90% in October. We have worked with a number of our tenants on short-term rent deferral arrangements, including through a structured rent relief program under which we allowed such tenants to defer a portion of their rent, with repayment primarily structured through short-term, interest-bearing notes. Through September 30, 2020, we have recognized net revenue aggregating approximately $51.2 million related to these deferral arrangements;

of the aggregate $51.2 million, $38.2 million was recognized in the second quarter and $13.0 million was recognized in the third quarter. These receivables are expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021.

The majority of our investments are made generally through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third-party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. The weighted average initial capitalization rate on the properties we acquired during the third quarters of 2020 and 2019 was approximately 8.3% and 7.7%, respectively. The weighted average initial capitalization rate on the properties we acquired during the nine months ended September 30, 2020 and 2019 was 8.1% and 7.8%, respectively. We expect to see capitalization rates return to 2019 levels by the end of 2020.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense - credit facility	$1,208	$328	$4,420	$2,151
Interest expense - credit facility fees	307	307	913	910
Interest expense - long-term debt (secured and unsecured)	38,668	36,971	116,673	107,808
Capitalized interest	(175)	(480)	(500)	(1,234)
Loss on defeasance of debt	—	—	—	735
Amortization of deferred financing costs and other	2,082	2,199	6,310	6,452
Total interest expense	$42,090	$39,325	$127,816	$116,822
Credit facility:
Average debt outstanding	$347,011	$38,348	$334,398	$80,246
Average interest rate during the period (excluding facility fees)	1.4%	3.4%	1.8%	3.6%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,612,270	$3,329,563	$3,621,185	$3,254,771
Average interest rate during the period	4.3%	4.4%	4.3%	4.4%

The increases in average outstanding long-term debt were the primary driver for the increases in interest expense on long-term debt. Long-term debt added after September 30, 2019 consisted of $508 million of STORE Master Funding Series 2019-1 notes issued in November 2019 which bear a weighted average interest rate of 3.7%. As part of the Series 2019-1 note issuance, we prepaid, without penalty, STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes aggregating approximately $186.1 million at the time of prepayment; these notes were scheduled to mature in 2020 and 2021 and bore a weighted average interest rate of 4.2%. As of September 30, 2020, we had $3.6 billion of long-term debt outstanding with a weighted average interest rate of 4.3%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility increased from 2019 to 2020 due to higher average outstanding borrowings offset by a decrease in the weighted average interest rate incurred on our borrowings due to decreases in one-month LIBOR. During the nine months ended September 30, 2020, the average one-month LIBOR was approximately 170 basis points lower than during the same period in 2019. As noted earlier, as a precautionary measure due to the uncertainty surrounding the COVID-19 pandemic, we borrowed $450 million under our revolving credit facility in March 2020 to increase liquidity and preserve financial flexibility and repaid this amount in full in August 2020. As of September 30, 2020, we had no amounts outstanding under our revolving credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.2 million and $0.5 million during the three and nine months ended September 30, 2020, respectively, as compared to $0.5 million and $1.2 million during the three and nine months ended September 30, 2019, respectively.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2020, we owned 11 properties that were vacant and not subject to a lease and the lease contracts related to just nine properties we own are due to expire during the remainder of 2020. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. During the first nine months of 2020, we experienced an increase in property costs primarily related to property taxes accruing on properties where the tenants were not performing on their lease obligations. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of September 30, 2020, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Property-level operating costs (a)	$1,964	$1,858	$10,606	$3,769
Ground lease-related intangibles amortization expense	118	118	352	352
Operating ground lease payments made by STORE Capital	100	7	121	19
Operating ground lease payments made by STORE Capital tenants	344	418	1,156	1,200
Operating ground lease straight-line rent expense	165	167	481	480
Property taxes payable from tenant impounds	618	594	1,887	1,940
Total property costs	$3,309	$3,162	$14,603	$7,760
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $14.7 million and $35.7 million for the three and nine months ended September 30, 2020, respectively, as compared to $13.6 million and $39.8 million, respectively, for the same periods in 2019. Expenses for both the three and nine months ended September 30, 2020 include approximately $2.0 million of executive severance costs; expenses for the nine months ended September 30, 2019 also include approximately $2.0 million of executive severance costs incurred in the second quarter of 2019. Expenses decreased as a result of the derecognition of $6.7 million of previously recognized stock-based compensation expense during the first quarter of 2020 related to certain performance-based restricted stock unit awards that were no longer expected to be earned. This decrease was partially offset by increases due to the growth of our portfolio and related staff additions. Our employee base grew from 98 employees on September 30, 2019 to 103 employees as of September 30, 2020. Certain expenses, such as property-related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, such expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $55.9 million and $164.6 million for the three and nine months ended September 30, 2019, respectively, to $61.1 million and $180.8 million, respectively, for the comparable periods in 2020.

Provisions for Impairment

During the three and nine months ended September 30, 2020, we recognized $2.0 million and $10.2 million, respectively, in provisions for the impairment of real estate and $0.8 million in provisions for credit losses related to our loans and financing receivables. We recognized $7.3 million and $9.9 million in provisions for the impairment of real estate during the three and nine months ended September 30, 2019, respectively.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended September 30, 2020, we recognized a $3.5 million aggregate net gain on the sale of 18 properties. In comparison, for the three months ended September 30, 2019, we recognized a $59.3 million aggregate net gain on the sale of 54 properties. For the nine months ended September 30, 2020, we recognized a $6.8 million aggregate net gain on the sale of 43 properties as compared to an aggregate net gain of $72.4 million on the sale of 80 properties in the same period in 2019.

Net Income

For the three and nine months ended September 30, 2020, our net income was $54.6 million and $157.9 million reflecting decreases from $111.6 million and $225.1 million for the comparable periods in 2019. The change in net income is primarily the result of lower aggregate net gains on dispositions of real estate.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net Income	$54,630	$111,618	$157,890	$225,138
Depreciation and amortization of real estate assets	61,051	55,840	180,528	164,400
Provision for impairment of real estate	2,000	7,341	10,200	9,951
Net gain on dispositions of real estate	(3,537)	(59,290)	(6,814)	(72,395)
Funds from Operations (a)	114,144	115,509	341,804	327,094
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(3,354)	(1,319)	(7,278)	(4,194)
Construction period rent deferrals	466	(144)	1,402	853
Amortization of:
Equity-based compensation	2,744	3,326	1,645	8,083
Deferred financing costs and other	2,082	2,199	6,310	6,452
Lease-related intangibles and costs	769	762	2,298	2,119
Provision for loan losses	772	—	772	—
Lease termination fees	(350)	(3,775)	(587)	(3,775)
Capitalized interest	(175)	(480)	(500)	(1,234)
Executive severance costs	1,980	—	1,980	1,956
Loss on defeasance of debt	—	—	—	735
Adjusted Funds from Operations (a)	$119,078	$116,078	$347,846	$338,089

(a)	FFO and AFFO for the three and nine months ended September 30, 2020, include approximately $13.0 million and $51.2 million, respectively, of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic. We account for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the condensed consolidated balance sheet. For both the three and nine months ended September 30, 2020, FFO and AFFO exclude $1.3 million collected under these short-term deferral arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At September 30, 2020, substantially all our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.2 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although substantially all our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate. During the first nine months of 2020, we had average daily outstanding borrowings of $334.4 million on our variable rate credit facility, which bears interest based on one-month LIBOR, plus a credit spread of 1.0% based on our current credit rating.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for our variable rate debt was approximately $3.3 million for the first nine months of 2020, or approximately 1.1% of net cash provided by operating activities for that period. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Condensed Consolidated Financial Statements for further information on derivatives.

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

At September 30, 2020, the Company does have contracts that are indexed to LIBOR and continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties; the $600 million unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of September 30, 2020 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

The top industries in our portfolio are restaurants, early childhood education centers, health clubs, furniture stores and metal fabrication facilities. Our customers in each of these industries, as well as our customers that operate other service and retail businesses, depend on in-person interactions with their own customers to generate unit-level profitability, and the COVID-19 pandemic has led to a decrease in customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders have prevented customers from frequenting, our customers’ businesses, which may result in our customers’ inability to maintain profitability and make timely rental payments to us under their leases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: November 6, 2020	By:	/s/ Catherine Long
Catherine Long
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)