Form 10-K
period 2020-12-31
STORE CAPITAL Corp
filed 2021-02-26
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-36739

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $6.0 billion based on the last reported sale price of $23.81 per share on the New York Stock Exchange on June 30, 2020.

As of February 24, 2021, there were 266,525,020 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I

In this Annual Report on Form 10-K, or this Annual Report, we refer to STORE Capital Corporation, a Maryland corporation, as “we,” “us,” “our,” “the Company,” “S|T|O|R|E” or “STORE Capital,” unless we specifically state otherwise or the context indicates otherwise.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties, and expected liquidity needs and sources (including the ability to obtain financing or raise capital). Words such as “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words, and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and we may not be able to realize them. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effects of the COVID-19 pandemic, and federal, state and/or local regulatory guidelines and private business actions to control it, on our financial condition, operating results and cash flows, our customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic will continue to impact us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, and the resulting economic impacts and potential changes in customer behavior, among others. The following risks, among others, which may be further heightened by the COVID-19 pandemic, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	actual or perceived threats associated with epidemics, pandemics, including COVID-19, or public health crises;
●	the performance and financial condition of our customers;
●	our ability to raise debt and equity capital on attractive terms;
●	the competitive environment in which we operate;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for customers in such markets;
●	decreased rental rates or increased vacancy rates;
●	potential defaults (including bankruptcy or insolvency) on, or non-renewal of, leases by customers;
●	real estate acquisition risks, including our ability to identify and complete acquisitions and/or failure of such acquisitions to perform in accordance with projections;
●	potential natural disasters and other liabilities and costs associated with the impact of climate change;
●	litigation, including costs associated with defending claims against us as a result of incidents on our properties, and any adverse outcomes;

●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust tax laws;
●	the impact of changes in the tax code as a result of federal tax legislation and uncertainty as to how such changes may be applied;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and that we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a real estate investment trust;
●	our ability to retain key personnel;
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and
●	the factors included in this report, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the document in which they are contained. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to publicly release the results of any revisions to any forward-looking statement that may be made to reflect events or circumstances after the date as of which that forward-looking statement speaks or to reflect the occurrence of unanticipated events, except as required by law.

Item 1. BUSINESS

Overview

General. S|T|O|R|E is an internally managed net-lease real estate investment trust, or REIT, that is the leader in the acquisition, investment and management of Single Tenant Operational Real Estate, or STORE Properties, which is our target market and the inspiration for our name. A STORE Property is a real property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business.

S|T|O|R|E is one of the largest and fastest-growing net-lease REITs and our portfolio is highly diversified. As of December 31, 2020, our 2,634 property locations were operated by 519 customers across the United States. Our customers operate across a wide variety of industries within the service, retail and manufacturing sectors of the U.S. economy, with restaurants, early childhood education, health clubs, metal fabrication and automotive repair and maintenance representing the top industries in our portfolio.

The following table depicts the growth in our investment portfolio since our inception in 2011.

Our Total Investment Portfolio at Period End

Taxation as a Real Estate Investment Trust. We have elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our initial taxable year ended December 31, 2011. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually.

The Net-Lease Model and Sustainability. S|T|O|R|E is a net-lease REIT. Accordingly, we acquire STORE Properties from business owners, and then lease the properties back to the business owners under net-leases, substantially all of which are triple-net. Under a triple-net lease, our customer (the tenant) is solely responsible for operating the business conducted at the property subject to the lease, keeping property and improvements in good order and repair, remodeling and updating the building as it deems appropriate to maximize business value, and paying the insurance, property taxes and other property-related expenses. Under the triple-net lease model, therefore, S|T|O|R|E is not a real estate operator; rather, we provide real estate financing solutions to customers seeking a long-term, lower-cost alternative to real estate ownership. Following our acquisition of a property, it is our customer, and not S|T|O|R|E, that controls the property, including with respect to decisions as to when and how to implement environmentally sustainable practices at a given property. However, as the property owner, we nevertheless recognize that the operation of commercial real estate assets can have a meaningful impact on the environment, particularly with respect to resource consumption and waste generation, and on the health of building occupants. Accordingly, at S|T|O|R|E, we believe that being conscious of, and seeking to address, environmental impacts within our control, and supporting our tenant customers to do the same in their businesses, plays a role in building and sustaining successful enterprises and, thus, is material to the success of our own business.

Our Corporate Responsibility. We define success by our ability to make a positive difference for all of our many stakeholders. S|T|O|R|E’s beginning was inspired by our belief that we could make a positive difference for real estate intensive businesses across the U.S. by delivering innovative and superior real estate capital solutions. That belief has guided our efforts to bring much needed capital and liquidity opportunities to middle market businesses which, in turn, have brought value creation and growth to our most integral stakeholders: our customers, stockholders and employees. For our many customers, STORE’s real estate lease solutions have contributed to their prospects for wealth creation and to their ability to grow, create jobs and contribute to many communities across the country. In turn, meeting the needs of our customers provides an extraordinary investment opportunity that we believe holds the promise of sustainable long-term wealth creation for our many stockholders. We are committed to operating our business responsibly, guarding our valuable reputation and creating long-term and sustainable value for our company through a robust business model and attentiveness

to our many stakeholders. S|T|O|R|E is committed to playing an important role for middle market and larger companies across the U.S. in order to help them succeed, while making a positive impact on our collective communities, both today and for future generations.

2020 Highlights

●	During the year ended December 31, 2020, we invested approximately $1.1 billion in 214 property locations.
●	As of December 31, 2020, our total gross investment in real estate had reached approximately $9.6 billion, of which $6.1 billion was unencumbered. Our long-term outstanding debt totaled $3.8 billion at December 31, 2020, and, at that date, approximately $2.2 billion of our total long-term debt was secured debt and approximately $3.5 billion of our investment portfolio served as collateral for these outstanding borrowings.
●	For the year ended December 31, 2020, we declared dividends totaling $1.42 per share of common stock to our stockholders. In the third quarter of 2020 we raised our quarterly dividend 2.9% from our previous quarterly dividend amount.
●	During 2020, we raised aggregate net proceeds of $686.4 million from sales of shares under our “at the market”, or ATM, equity offering program. As of December 31, 2020, we had the ability to offer and sell up to an additional $787.0 million of our shares of common stock under our $900.0 million ATM authorization established in November 2020.
●	In November 2020, we completed our third public debt offering, issuing $350.0 million in aggregate principal amount of unsecured, investment-grade rated 2.75% Senior Notes, due in November 2030.
●	In the fourth quarter of 2020, in conjunction with the $350.0 million public debt offering, we prepaid, without penalty, one of our $100.0 million bank term loans and STORE Master Funding notes with a balance of approximately $92.3 million at the time of prepayment; the STORE Master Funding notes were scheduled to mature in 2022 and bore a coupon rate of 3.75%.

Our Target Market

We are the leader in providing real estate financing solutions principally to middle-market and larger businesses that own STORE Properties and operate within the broad-based service, retail and manufacturing sectors of the U.S. economy. We have designed our net-lease solutions to provide a long-term, lower-cost way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership. We estimate the market for STORE Properties to approximate $3.9 trillion in market value and to include more than 2.0 million properties.

We define middle-market companies as those having approximate annual gross revenues of between $10 million and $1.0 billion, although approximately 18% of our customers have annual revenues in excess of $1.0 billion. The median annual revenues of our 519 customers was approximately $50 million and, on a weighted average basis, our average customer had revenues of approximately $800 million. Most of our customers do not have credit ratings, although some have ratings from rating agencies that service insurance companies or fixed-income investors. Most of these non-rated companies either prefer to be unrated or are simply too small to issue debt rated by a nationally recognized rating agency in a cost-efficient manner.

The financing marketplace for STORE Properties is highly fragmented, with few participants addressing the long-term capital needs of middle-market and larger non-rated companies. While we believe our net-lease financing solutions can add value to a wide variety of companies, we believe the largest underserved market and, therefore, our greatest opportunity, is non-rated, bank-dependent, middle-market and larger companies that generally have less access to efficient sources of long-term capital.

Our customers typically have the choice either to own or to lease the real estate they use in their daily businesses. They choose to lease for various reasons, including the potential to lower their cost of capital, as leasing supplants traditional financing options that tie up the equity in their real estate. Leasing is also viewed as an attractive alternative to our customers because it generally locks in scheduled payments, at lower levels and for longer periods, than traditional financing options; these factors are viewed favorably relative to the amounts funded.

Whether companies elect to rent or own the real estate they use in their businesses is most often a financial decision. For the few highly capitalized large companies that possess investment-grade credit ratings, real estate leasing tends to be viewed as a substitute for corporate borrowings that they could otherwise access (so long as they remain highly rated and equitized). With real estate leases often bearing rental costs that exceed corporate term borrowing costs, such companies elect to rent for strategic reasons. Such reasons may include the long-term flexibility to vacate properties that are no longer strategic, the permanence of lease capital which lessens potential refinancing risk should corporate credit ratings deteriorate, the lack of corporate financial covenants associated with leasing and the ability to harness developers to effectively outsource their real estate development needs. The primary motivations for S|T|O|R|E’s middle market and larger customers tend to be different. For such companies, real estate leasing solutions offer the potential to lower their cost of capital. In addition to this primary economic motivation, our tenants also seek lease assignability, property substitution rights, property closure rights and S|T|O|R|E’s assistance with property expansion and lease contract modification. Our real estate leasing solutions offer tenants such flexibility, which, in turn, offers the potential for further tenant wealth creation. We believe that our customers select us as their landlord of choice principally as a result of our service, comparative business flexibility and the tailored net-lease solutions we provide.

We believe the demand for our net-lease solutions has grown as a result of the current bank regulatory environment. In our view, the increased scrutiny and regulation of the banking industry in response to the collapse of the housing and mortgage industries from 2007 to 2009, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the Basel Accords issued by the Basel Committee on Banking Supervision, have constrained real estate lending practices and limited desirable term debt real estate borrowing options. Real estate leasing today represents a highly desirable component of corporate capitalization strategies due, in part, to the unavailability of long-term, fixed rate commercial real estate mortgage financing with important features such as affordable prepayment and modification options or loan assignability.

S|T|O|R|E was formed to capitalize on a large market opportunity resulting from the widespread need amongst middle market and larger companies for efficient corporate real estate capital solutions. We believe our opportunities include both gaining market share from the fragmented network of net-lease capital providers and growing the market by creating demand for our net-lease solutions that meet the long-term real estate capital needs of these companies.

The estimated $3.9 trillion market of STORE Properties is divided into three primary industry sectors and various industry sub-sectors. The primary sectors and their proportion of this market are service at 47%, retail at 42% and manufacturing at 11%. The sub-sectors included within each primary sector are summarized in the table below.

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
Family entertainment

Within the sub-sectors, the market for STORE Properties is further subdivided into a wide variety of industries within the service, retail and manufacturing sectors, such as:

Automotive parts stores	Movie theaters
Cold storage facilities	Office supplies retailers
Department stores	Pet care facilities
Discount stores	Rental centers
Early childhood education	Secondary education
Family entertainment facilities	Supermarkets
Fast food restaurants	Truck stops
Full service restaurants	Wholesale clubs
Furniture stores

Although many of these industries are represented within our diverse property portfolio, S|T|O|R|E primarily targets service sector properties that represent a broad array of everyday services (such as restaurants and early childhood education facilities) that are not readily available online and that are located near customers targeted by the business operating on the property. Although not our primary focus, the retail sector assets we target are primarily located in retail corridors, also tend to be internet resistant and include a high experiential component, such as furniture and hunting and fishing stores. In the manufacturing sector, we typically target properties that represent a broad array of industries, are located in industrial parks near customers and suppliers, and are operated by businesses that produce everyday necessities. As of December 31, 2020, our portfolio of investments in STORE Properties was diversified across more than 110 industries, of which 64% was in the service sector, 18% was in the retail sector and 18% was in the manufacturing sector, based on revenue.

Our Asset Class: STORE Properties

STORE Properties are a unique asset class that inspired the formation of S|T|O|R|E and our company name. STORE (Single Tenant Operational Real Estate) Properties are profit-center real estate locations on which our customers conduct their businesses and generate revenues and profits. Along with obtaining properties at yields exceeding the auction marketplace, we describe the ongoing receipt of unit-level profit and loss statements from our tenants, using master leases wherever possible and investing in real estate below its replacement cost, as our four “Tables Stakes” when investing in STORE Properties. The defining characteristic of STORE Properties is the number of sources that support the payment of our rent: STORE Properties have the following three sources, whereas all other commercial real estate assets have just two.

●	Unit-Level Profitability. STORE Properties are distinguished by the primary source that supports the payment of rent, which is the profits produced by the business operations at the real estate locations we own, which we refer to as unit-level profitability. While it is a common perception that the tenant under a lease is the primary source of the rent payment (as distinguished from the business unit operating at the leased site), we have observed a historic pattern in which tenants in corporate insolvencies seek to vacate unprofitable locations while retaining profitable ones, which indicates that the profitability of a property location is the main indicator of a tenant’s long-term ability to pay the rent on that property. Because insolvent tenants historically retain profitable locations while seeking to vacate unprofitable ones, a key component of our business includes requiring our customers to produce and submit to us unit-level financial statements of the businesses they operate at our properties. As of December 31, 2020, approximately 98% of the properties in our portfolio are subject to unit-level financial reporting requirements. Without access to these unit-level financial reports, it is difficult to accurately assess our customer’s business and, thus, the quality of the most important, and primary, source for our rent payments.
●	Customer Credit Quality. In addition to the unit-level profitability of the businesses operated on the real estate we own, our customers’ overall financial health, or credit quality, serves as a secondary source supporting rent payments. Our customer’s credit can become the primary source if our unit is not profitable and our customer is required to divert cash flows from its other profitable locations or utilize other resources to pay our rents. However, we have seen that customer credit quality tends to be subject to greater volatility over time than unit-level profitability, because customer credit quality is not only a function of the unit-level profitability of the operations at our locations, but of the profitability of potentially many other properties owned by our customer or other third parties. Corporate financial health is also a function of many other decisions, such as optional changes in capital structure or growth strategies, as well as conditions in the marketplace for our customers’ products and services, that can change over time and that may have profound impacts on customer creditworthiness.
●	Real Estate Residual Value. The final source supporting the payment of rent, common to all real estate investments, is the residual value of the underlying real estate, which gives us the opportunity to receive rents from substitute tenants in the event our property becomes vacant. For S|T|O|R|E, this means more than just looking at comparable lease rates and transactions. Studies we have completed underscore the importance of investing in properties at or below their as-new replacement costs. We also review the local markets in which our properties are located and seek to have rents that are at or below prevailing market rents on a per square foot basis for comparable properties. Taking these steps protects S|T|O|R|E and our customers by making it

easier for us to assign, sell or sublease properties that our customers may want to sell, reposition or vacate as part of their capital efficiency strategies.

Creating Investment-Grade Contracts

From our inception in 2011, we have emphasized and uniquely disclosed information regarding the net-lease contracts we create with our tenants. We believe that our net-lease contracts, and not simply tenant or real estate quality, are central to our potential to deliver superior long-term risk-adjusted rates of return to our stockholders. Contract quality embodies tenant and real estate characteristics, together with other investment attributes we believe are highly material. Contract attributes include the prices we pay for the real estate we own, inclusive of the prices relative to new construction cost. As of December 31, 2020, our average investment approximated 80% of replacement cost, a statistic that has been relatively stable since 2015. Other important contract attributes include the ability to receive unit-level financial statements, which allows us to evaluate unit-level cash flows relative to the rents we receive. As of December 31, 2020, the median ability of the properties we own to cover our rents, inclusive of an allowance for indirect costs, approximated 2.1:1, which has also held fairly stable since 2015. Likewise, over many years of providing real estate net-lease capital, we have determined that tenant alignments of interest are highly important. Such alignments of interest can include full parent company recourse, credit enhancements in the form of guarantees, cross default provisions and the use of master leases. Master leases are individual lease contracts that bind multiple properties and offer landlords greater security in the event of tenant insolvency and bankruptcy. Whereas individual property leases provide tenants with the opportunity to evaluate the desirability and viability of each individual property they rent in the event of a bankruptcy, master leases bind multiple properties, permitting landlords to benefit from aggregate property performance and limiting tenants’ ability to pick and choose which leases to retain. As of December 31, 2020, 94% of our multi-property net-lease contracts were in the form of master leases. Contract economic terms are also highly important because they can enhance margins of safety. During 2020, our weighted average initial lease rate was 8.1%, with annual contractual lease escalations averaging an added 1.9% of contract rents. We believe that our initial yields, on average, range from 10% to 15% above those expected by investors seeking real estate investment opportunities through the broker auction market, which provides us greater flexibility to preserve and enhance returns. Other important tenant contract considerations include indemnification provisions, lease renewal rights, and the ability to sublease and assign leases, as well as qualitative considerations, such as alternative real estate use assessment and the composition of a tenant’s capitalization structure.

Since our November 2014 initial public offering, S|T|O|R|E’s extensive contract attribute disclosure has uniquely included a tenant credit quality distribution chart, employing computed implied credit ratings applied to regularly received tenant financial statements using Moody’s Analytics RiskCalc. Since tenant credit ratings are merely one component of contract risk, we developed a means to deliver a base quantitative contract quality estimate. Our approach was to modify risk of tenant insolvency, as estimated by the Moody’s algorithm, by our own estimate of the likelihood of property closure, based on the regularly monitored profitability of the properties bound by each lease contract we create. To accomplish this, we established a simple range of property closure likelihood ranging from 10% to 100% based upon property profitability ranges from breakeven to a computed ability to cover our rents twice over. Multiplying tenant estimated insolvency probability (Moody’s Analytics RiskCalc) by our estimate of the probability of property closure results in a contract risk measurement that we call the STORE Score and which we regularly and uniquely disclose.

Our Competitive Strengths

We have a market-leading platform for the acquisition, investment in and management of STORE Properties that simultaneously creates value for stockholders and customers through our five corporate competencies.

●	Investment Origination. We founded S|T|O|R|E to fill a need for efficient long-term real estate capital for middle-market and larger customers. We do this principally through a solutions-oriented approach that includes the use of lease contracts that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. A S|T|O|R|E hallmark is our ability to directly market our real estate lease solutions to middle market and larger companies nation-wide, harnessing a geographically focused team of experienced relationship managers at our home office. Approximately 80% of our investments, by dollar volume, have been originated by our internal origination team through direct new customer solicitations and a strong level of repeat business from existing customers. By creating demand for our services, we maintain a large pipeline of investment opportunities, which we estimate to be $12.4 billion as of December 31, 2020. Our objectives are to be highly selective and to achieve higher rates of return than our stockholders could achieve if they sought to acquire profit-center real estate on their own.
●	Investment Underwriting. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class. We have combined our underwriting approach with our portfolio management systems to capture and track computed customer credit ratings as well as the performance of the businesses conducted at the properties we own (unit-level performance). Our focus on STORE Properties, which are profit-centers for our tenants, enables us to create lease contracts having payment performance characteristics that are generally materially superior to the implied credit ratings of our diverse tenant base. Through our underwriting and portfolio management approach, we track, measure and report investment performance, with the investment underwriting goal to create a diverse portfolio centered on investment-grade quality contracts. As of December 31, 2020, we estimate that the net portfolio losses we have experienced due to credit events experienced by our customers have averaged 0.3% per year of the total investments we have made since we began in 2011 based on average annual credit events of 1.3% and average annual net credit losses of 0.4% offset by average annual gains on property sales of 0.1%, which is reflective of our underwriting and portfolio management guidelines.
●	Investment Documentation. Because we believe purchase and lease contracts are the principal determinants of investment risk, we have always emphasized the importance of our investment documentation. The purchase documentation process includes the validation of investment underwriting through our due diligence process, which includes our initiation and receipt of third-party real estate valuations, title insurance, property condition assessments and environmental reports. When we are satisfied with the results and outcome of our pre-acquisition due diligence process, we purchase the property under a purchase agreement and enter into a lease with the seller. Our lease documents incorporate lessons learned over decades to forge balanced contracts characterized by important alignments of interest, including strong enforcement provisions. Altogether, our documentation process, like our approach to investment underwriting, is integral to investment quality and designed to offer our investors a value that most could not create for themselves.
●	Portfolio Management. Net-lease real estate investment portfolios require active management to realize superior risk-adjusted rates of return. S|T|O|R|E is virtually paperless and we can access detailed information on our large diversified portfolio from practically anywhere and at any time, allowing us to monitor unit-level profit and loss statements, customer corporate financial statements and the timely payment of property taxes and insurance in order to gauge portfolio quality. Having such systems is central to our ability to effectively monitor and reduce customer credit risk at the property level, which, in turn, allows us to place greater focus on effectively managing the minority of investments that may have higher risks. We believe these systems, when combined with our high degree of financial and operating flexibility, allow us to realize better stockholder risk-adjusted rates of return on our invested capital.
●	Financial Reporting and Treasury. We consider and evaluate our corporate financing strategies with the same emphasis as our real estate investment strategies. Under our financing strategy, borrowings must: prudently improve stockholder returns; be structured to provide portfolio flexibility and minimize our exposure to changes in long-term interest rates; be structured to optimize our cost of financing in a way that will enhance investor rates of return; and contribute to corporate governance by enhancing corporate flexibility. Our senior leadership team has extensive experience with diverse liability strategies. Today, we are one of the few REITs able to employ our own AAA rated borrowing source, while simultaneously maintaining investment-grade corporate credit ratings. We have designed and implemented strategies that add value to our investors by offering a more efficient means to finance real estate than they could otherwise do on their own. At the same time, the flexibility we derive from our liability strategies can also result in important flexibility for our customers.

Our Business and Growth Strategies

Our objective is to continue to create stockholder value through sustained investment and management activities designed to increase distributable cash flows and deliver attractive risk-adjusted rates of return from a growing, diverse portfolio of STORE Properties. To accomplish this, our principal business and growth strategies are as follows:

●	Focus on Middle-Market and Larger Companies Operating STORE Properties. We believe we have selected the most attractive investment opportunity within the net-lease market, STORE Properties, and targeted the most attractive customer type within that market, middle-market and larger non-investment-grade-rated companies. We focus on this market given its strong fundamentals and the limited long-term financing solutions available to the companies in it. Within the net-lease market for STORE Properties, our value proposition is most compelling to middle-market and larger, bank-dependent companies, most of which are not rated by any nationally recognized rating agency due to their size or capital markets preferences, but who have strong credit metrics and operate within broad-based industries having the potential for sustained relevance.
●	Realize Stable Income and Internal Growth. We seek to make investments that generate strong and stable current income as a result of the difference, or spread, between the rate we earn on our assets (primarily our lease revenues) and the rate we pay on our liabilities (primarily our long-term debt). We augment that income with internal growth. We seek to realize superior internal growth through a combination of (1) a target dividend payout ratio that permits a meaningful level of free cash flow reinvestment and (2) cash generated from the estimated 1.9% weighted average annual escalation of base rent and interest in our portfolio (as of December 31, 2020, as if the escalations in all of our leases were expressed on an annual basis). We benefit from contractual rent escalations, as approximately 98% of our leases and loans (as of December 31, 2020, by base rent and interest) have escalations that are either fixed (13% of our leases and loans) or based on the

Consumer Price Index, or CPI (85% of our leases and loans). A final means of internal growth is the accretive redeployment of cash realized from the occasional sale of real estate. During 2020, we divested real estate which had an initial cost of $236.4 million and collected $215.3 million in proceeds on these sales which we were able to redeploy. We believe these three means of internal growth will enable strong cash flow growth without relying exclusively on future common stock issuances to fund new portfolio investments.
●	Capitalize on Direct Origination Capabilities for External Growth. As the market leader in STORE Property investment originations, we plan to complement our internal growth with external growth driven by continued new investments funded through future equity issuances and borrowings to expand our platform and raise investor cash flows.
●	Actively Manage our Balance Sheet to Maximize Capital Efficiency. We seek funding sources that enable us to lock in long-term investment spreads and limit interest rate sensitivity. We also seek to maintain a prudent balance between the use of debt (which includes our own STORE Master Funding program, unsecured term notes, commercial mortgage-backed securities borrowings, insurance borrowings, bank borrowings and possibly preferred stock issuances) and equity financing. We are currently rated Baa2, BBB and BBB rating by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. As of December 31, 2020, our secured and unsecured long-term debt had an aggregate outstanding principal balance of $3.8 billion, a weighted average maturity of approximately seven years and a weighted average interest rate of 4.2%.
●	Increase our portfolio diversity. As of December 31, 2020, we had invested approximately $9.6 billion in 2,634 property locations, substantially all of which are profit centers for our customers. Our portfolio is highly diversified; built on an average transaction size of just over $9.0 million, we now have over 500 customers (having added an average of approximately 14 net new customers quarterly since inception) operating across more than 750 different brand names, or business concepts, across 49 states and over 110 industry groups. Our largest customer represented 3.1% of our portfolio as of December 31, 2020, based on base rent and interest. Our portfolio’s diversity decreases the impact on us of an adverse event affecting a specific customer, industry or region, thereby increasing the stability of our cash flows. We expect that additional acquisitions in the future will further increase the diversity of our portfolio and, from time to time, we may sell properties in our portfolio to improve overall portfolio credit quality or diversity.
●	Engage with our tenants. Our experienced relationship managers provide tailored lease solutions to our customers that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. The direct relationships we develop with our customers give us greater insights into their businesses and allow us to proactively help them grow their businesses or work with them to help solve problems that may arise from time to time. For example, during 2020 and in connection with the shutdowns and other disruptions resulting from the COVID-19 pandemic, we have worked with a number of our tenants on short-term rent deferral arrangements, including through a structured rent relief program under which we allowed such tenants to defer a portion of their rent, with repayment primarily structured through short-term, interest-bearing notes. These efforts allowed our customers to avoid lease defaults while giving their businesses time to recover and gave us the ability to continue to receive our contractual rent.

Beyond our regular engagement with our customers on business matters, in 2019, we initiated a tenant outreach program designed to gauge our tenants’ current sustainability practices, provide them with sustainability education and support resources, and encourage them to engage in sustainable practices, including reducing power usage, saving water, assessing building equipment, and implementing other energy-efficiency upgrades. We believe that effective encouragement of sustainability initiatives, particularly related to energy, water and indoor environmental quality, can lead to the adoption of practices that can drive business and real estate value appreciation, decrease operating costs and mitigate regulatory risks.

Environmental Stewardship

We are committed to environmental sustainability and the mitigation of environmental risks in connection with the development of our property portfolio. This commitment reflects the fact that the properties we acquire are subject to both state and federal environmental regulations, but, more importantly, it aligns with our belief that being conscious of, and seeking to address and manage environmental risks within our control, and supporting our customers to do the same in their businesses, plays a role in building and sustaining successful enterprises; and, thus, is material to the success of our own business.

As part of our attentiveness to environmental concerns, we:

●	Continuously seek to understand the environmental risks and opportunities associated with our business practices;
●	Undertake initiatives to promote greater environmental awareness among our employees and evaluate opportunities to enhance our processes; and
●	Promote awareness and engage with our tenants regarding sustainability practices and solutions.

Acquisition Process. Our commitment to environmental sustainability begins before we acquire a real estate asset and involves, among other factors, a consideration of the environmental risk associated with our tenants and with prior users of the real estate asset. We then analyze environmental matters in each step of our three-phase property acquisition process:

●	When assessing a target company, we engage a nationally recognized and insured environmental engineer to perform a Phase I environmental site assessment against current industry standards and evaluate any recognized environmental conditions (RECs) identified in the assessment. We also conduct separate, property-level condition and sustainable practices assessments through an independent third party.
●	When we identify a REC, we take appropriate mitigating action, which may include conducting a Phase II environmental assessment, submitting the property into a voluntary clean-up program, purchasing an environmental insurance policy, and remediating the REC in accordance with regulatory requirements,
●	When we are satisfied with the results and outcome of our pre-acquisition due diligence process, we purchase the property and enter into a lease with the seller pursuant to which the seller agrees to certain covenants and indemnities that typically require the seller to comply with applicable environmental laws and remediate or take other corrective action should any environmental issues arise.

We may take additional actions in situations where a target property may be subject to risks associated with climate change, particularly as a result of being located in a geographic area susceptible to floods, hurricanes, tornados, earthquakes or other climate-related occurrences. These additional steps and actions may include: maintaining comprehensive environmental insurance coverage for specified properties in our portfolio to ensure that there are financial resources available to conduct safe and timely remediation in the event of an unforeseen environmental issue; and preparing for climate-related natural disasters by requiring our tenants to carry insurance, including fire, wind/hail, earthquake, flood and other extended coverage where appropriate given the relative risk of loss, geographic location and industry best practices.

Building Sustainable Tenant Relationships. Despite owning our properties subject to triple-net leases, under which our tenants control all business operations at the properties, we strive to positively influence the sustainability practices of our tenants. We expect that such efforts will foster relationships with our tenants that effectively encourage sustainability initiatives, particularly related to energy, water and indoor environmental quality, which can lead to the adoption of practices that should drive business and real estate value appreciation, decrease operating costs and mitigate regulatory risks.

To advance this effort, we conduct inspections of up to 20% of our properties annually to collect data on types and prevalence of sustainability features implemented at the properties, such as programmable thermostats, LED lighting, energy efficient windows, air filtration, and energy efficient water heaters, in order to gauge our performance relative to long-term sustainability initiatives. We initiated our annual property inspection process to aid our portfolio managers and developers in evaluating the sustainability features of existing properties and informing the acquisition analysis process for target properties. We believe our innovative investment analysis process is responsive to increasing market demands for sustainable features in our portfolio properties. We expect that this survey data will provide a baseline framework in which we can develop and improve on the sustainability features already implemented at such properties.

We supplement our annual property inspections with an annual tenant outreach survey from which we collect further data on sustainability features implemented by our participating tenants at their leased properties. The data collected from our survey is broken down into our three primary tenant industry sectors: manufacturing, retail and service. In collaboration with our tenants and third-party property inspection consultants, we have identified and created a survey designed to capture the approximate number of such features at STORE Property locations. We believe that ongoing tenant engagement and collaboration on environmentally focused property initiatives should create a long-term culture of sustainable tenant relationships.

Human Capital Management

We believe that to continue to deliver strong financial results, we must execute on a human capital strategy that prioritizes, among other things: (i) establishing a work environment that: attracts, develops, and retains top talent; (ii) affording our employees an engaging work experience that allows for career development and opportunities for meaningful civic involvement; (iii) evaluating compensation and benefits, and rewarding outstanding performance; (iv) engaging with, and obtaining feedback from, our employees on their workplace experiences; (v) enabling every employee at every level to be treated with dignity and respect, to be free from discrimination and harassment, and to devote their full attention and best efforts to performing their job to the best of their respective abilities; and (vi) communicating with our board of directors on key topics, including executive succession planning.

As part of our efforts to achieve these priorities:

●	We seek to foster a diverse and vibrant workplace of individuals who possess a broad range of experiences, backgrounds and skills, starting at the top. At the management level, 33% of our board of directors, 33% of our executive officers, and 56% of our officers at the level of senior vice president and above are women, and overall, we have a deep bench of men and women who are collectively fully capable of professionally operating the business and fulfilling the S|T|O|R|E vision.
●	We empower our employees through employee-run engagement committees that develop and influence new employee onboarding, personal growth and professional development programs, company social and team-building events, and health and wellness programs. During the pendency of the COVID-19 pandemic, the health and safety of our employees has taken on particular importance; among other things, we immediately implemented a company-wide work from home policy, which continues in effect, and ensured each employee had access to the necessary tools to work remotely and remain in communication with all other employees.
●	We actively support charitable organizations that promote education and social well-being and we encourage our employees to personally volunteer with organizations that are meaningful to them. For example, we proudly sponsor local charities such as the Juvenile Diabetes Research Foundation and our employees volunteer in local charitable organizations such as Arizona Helping Hands and the Society of St. Vincent de Paul.
●	We seek to identify future leaders and equip them with the tools for management roles within our company. Our board periodically reviews with our CEO the identity, skills and characteristics of those persons who could succeed to senior and executive management team positions.

As of December 31, 2020, we had 106 full-time employees, an increase of 9.3% over the total at December 31, 2019, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including, but not limited to, traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices), some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the willingness to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom maintain a preference to own, rather than lease, the real estate they use in their businesses. The competition we face may increase the demand for STORE Properties and, therefore, reduce the number of suitable acquisition opportunities available to us or increase the price we must pay to acquire STORE Properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

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

About Us

We were incorporated under the laws of Maryland on May 17, 2011. Since our initial public offering in November 2014, shares of our common stock have traded under the ticker symbol “STOR” on the New York Stock Exchange, or NYSE. Our offices are located at 8377 E. Hartford Drive, Suite 100, Scottsdale, Arizona 85255. We currently lease approximately 27,800 square feet of office space from an unaffiliated third party. Our telephone number is (480) 256-1100 and our website is www.storecapital.com.

Available Information

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

Item 1A. RISK FACTORS

There are many factors that affect our business, financial condition, operating results, cash flows and distributions, as well as the market price for our securities. The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Annual Report. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law. See “Forward-Looking Statements.”

Risks Related to Our Business and Operations

Actual or perceived threats associated with epidemics, pandemics, including COVID-19, or other public health crises could have a material adverse effect on our results of operations and our customers’ businesses.

Epidemics, pandemics or other public health crises, including the continued spread of the coronavirus (“COVID-19”), that impact states where our customers operate their businesses or where our properties are located, and preventative measures taken to alleviate any public health crises, including “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our customers’ businesses, results of operations, liquidity and ability to access capital markets, and may affect our ability as a net-lease REIT to acquire properties or lease properties to our customers, who may be unable, as a result of economic downturns occasioned by public health crises, to make rental payments when due.

The top industries in our portfolio are restaurants, early childhood education, health clubs, metal fabrication and automotive repair and maintenance. Our customers in each of these industries, as well as our customers that operate other service and retail businesses, depend on in-person interactions with their own customers to generate unit-level profitability, and the COVID-19 pandemic has led to a decrease in customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders have prevented customers from frequenting, our customers’ businesses, which may result in our customers’ inability to maintain profitability and make timely rental payments to us under their leases.

Epidemics, pandemics or public health crises, and any current or future “shelter-in-place” or “stay-at-home” orders, may reduce the available workforce of our customers, which could adversely affect our customers’ abilities to maintain unit-level profitability. Risks related to epidemics, pandemics or public health crises could also lead to complete or partial shutdowns of one or more of our customers’ manufacturing facilities or distribution centers, temporary or long-term disruptions in our customers’ supply chains from local, national and international suppliers, or otherwise delay the delivery of inventory or other materials necessary for our customers’ operations. Such disruptions could adversely impact our customers’ ability to generate sufficient revenues, could force our customers to reduce or delay offerings of their products and services, or could result in our customers’ bankruptcy or insolvency, each of which would adversely impact our ability to receive rental revenue we are owed under our customers’ leases.

The continued spread of COVID-19 has already caused economic downturns on a global scale, and international financial markets may continue to experience significant volatility, which may adversely affect our and our customers’ respective businesses, financial conditions, liquidity and results of operations. Additionally, in June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. The impact of any epidemic, pandemic or public health crisis on our business, financial condition, liquidity and results of operations will depend on actions taken by local, state, national and international governments and non-governmental organizations, the medical community and other private actors, and the collective response to COVID-19, or any other public health crisis, cannot be readily predicted, and new information may be revealed, or new and unforeseen actions may be taken, which may alleviate or contribute to the further spread and effects of any such public health crisis.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance, and many of the risks set forth in this section should be interpreted as heightened risks as a result of the COVID-19 pandemic.

The success of our business depends upon the success of our customers’ businesses, and bankruptcy laws will limit our remedies in the event of customer defaults.

We lease substantially all of our properties to customers who operate businesses at the leased properties. We underwrite and evaluate investment risk on the basis that the primary source that supports the payments on our leases and loans is the profitability of these businesses, which we refer to as “unit-level profitability.” We believe the success of our investments materially depends upon whether our customers successfully operate their businesses and generate unit level profitability at the locations we acquire and lease back or finance. The success of our customers requires consumers to use their discretionary income to purchase our customers’ products or services. Economic conditions are cyclical, and developments that discourage consumer spending or cause a downturn in the national economy, or the regional and local economies where our properties are located, could impair our customers’ ability to meet their lease obligations, resulting in customer defaults or non-renewals under their leases, and reduce demand for our net-lease solutions, forcing us to offer concessions or reduced rental rates when re-leasing these properties.

If any of our customers struggle financially, as has occurred during the pendency of the COVID-19 pandemic, they may decline to extend or renew their leases, miss rental payments or declare bankruptcy. Claims for unpaid future rent are rarely paid in full and are subject to statutory limitations that would likely cause us to receive rental revenues substantially below the contractually specified rent. We are often subject to this risk because our triple-net leases generally involve a single tenant, but this risk is magnified when we lease multiple properties to a single customer under a master lease. Federal bankruptcy laws may prohibit us from evicting bankrupt customers solely upon bankruptcy, and we may not recover the premises from the tenant promptly or from a trustee or debtor-in-possession in bankruptcy proceedings. We may also be unable to re-lease a terminated or rejected space, on comparable terms or at all, or sell a vacant space, upon a customers’ bankruptcy. We will be responsible for all of the operating costs at vacant properties until they be sold or re-let, if at all.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the underlying real estate, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by our customers and a decline in the attractiveness of triple-net lease transactions to potential sellers. In addition, a financial failure or other default by a customer will likely reduce or eliminate the operating cash flow generated by that customer’s leased property and might decrease the value of that property and result in a non-cash impairment charge. Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amounts we paid.

Some service and retail customers may be susceptible to e-commerce pressures.

Most of our portfolio is leased to or financed by customers operating service or retail businesses on our property locations. Restaurants, early childhood education, health clubs, metal fabrication and automotive repair and maintenance represent the largest industries in our portfolio. Service and retail businesses using physical outlets face increasing competition from online retailers and service providers. While we believe the businesses in our portfolio are relatively insulated from e-commerce pressures, these businesses may face increased competition from alternative online providers given the rapidly changing business conditions spurred by technological innovation, changing consumer preferences and non-traditional competitors. There can be no assurance that our customers’ businesses will remain competitive with e-commerce providers in the future; any failure to do so would impair their ability to meet their lease obligations to us and materially and adversely affect us.

Our investments are concentrated in the middle market sector, and we would be adversely affected by a lack of demand for our services or an excess of STORE Properties for rent in that sector.

Our target market is middle market companies that operate their businesses out of one or more locations that generate unit level profitability for the business. Historically, many companies have preferred to own, rather than lease, the real estate they use in their businesses. A failure to increase demand for our products by, among other ways, failing to convince middle market companies to sell and lease back their STORE Properties, or an increase in the availability of STORE Properties for rent, could materially and adversely affect us.

Geographic or industry concentrations within our portfolio may negatively affect our financial results.

Our operating performance is impacted by the economic conditions affecting the specific markets and industries in which we have concentrations of properties. As of December 31, 2020, we derived the largest amount of our base rent and interest from the following five states: Texas (10.5%), California (6.3%), Illinois (6.0%), Florida (5.5%) and Ohio (5.2%). As a result of these concentrations, local economic and industry conditions, changes in state or local governmental rules and regulations, acts of nature, epidemics, pandemics and public health crises (including the COVID-19 pandemic)

and actions taken in response thereto, and other factors in these states or affecting those industries could result in a decrease in consumer demand for the products and services offered by our customers operating in those states or industries, which would have an adverse effect on our customers’ businesses and their ability to meet their obligations to us. In particular, as of December 31, 2020, properties representing 12.8% of the dollar amount of our investment portfolio were dedicated to, and also 12.8% of our base rent and interest was derived from, customers operating in the restaurant industry, and the continuing downturn and ongoing business closures in the restaurant and retail industries resulting from the ongoing COVID-19 pandemic has negatively impacted our results of operations and could reduce the demand for our triple-net leases. As we continue to acquire properties, our portfolio may become more concentrated by customer, industry or geographic area. A less diverse portfolio could cause us to be more sensitive to the bankruptcy of fewer customers, changes in consumer trends of a particular industry and a general economic downturn in a particular geographic area.

Failure of our underwriting and risk management procedures to accurately evaluate a potential customer’s credit risk could materially and adversely affect our operating results and financial position.

Our success depends in part on the creditworthiness of our middle-market customers who generally are not rated by any nationally recognized rating agency. We analyze creditworthiness using Moody’s Analytics RiskCalc, our methodology of estimating probability of lease rejection and the STORE Score, each of which may fail to adequately assess a particular customer’s default risk. An expected default frequency (“EDF”) score from Moody’s Analytics RiskCalc lacks the extensive company participation required to obtain a credit rating published by a nationally recognized statistical rating organization such as Moody’s Investors Services, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global, Inc. (“S&P”), and may not be as indicative of creditworthiness. Substantially all of our customers are required to provide corporate-level financial information to us periodically or at our request. EDF scores and the financial ratios we calculate are based on unverified financial information from our customers, may reflect only a limited operating history and include various estimates and judgments made by the party preparing the financial information. The probability of lease rejection we assign to a particular investment may be inaccurate, and may not incorporate significant risks of which we are unaware, which may cause us to invest in properties and lease them to customers who ultimately default, and we may be unable to recover our investment by re leasing or selling the related property, on favorable terms, or at all.

Contingent rent escalators may expose us to inflation risk and can hinder our growth and profitability.

A substantial portion of our leases contain variable-rate contingent rent escalators that periodically increase the base rent payable by the customer. Our leases with rent escalators indexed to future increases in the Consumer Price Index (“CPI”) primarily adjust over a one year period, but may adjust over multiple year periods. Generally, these escalators increase rent at the lesser of (i) 1 to 1.25 times the change in the CPI over a specified period or (ii) a fixed percentage. Under this formula, during periods of deflation or low inflation, small increases or decreases in the CPI may cause us to receive lower rental revenues than we would receive under leases with fixed-rate rent escalators. Conversely, when inflation is higher, contingent rent increases may not keep up with the rate of inflation. Higher inflation may also have an adverse impact on our customers if increases in their operating expenses exceed increases in revenue, which may adversely affect our customers’ ability to satisfy their financial obligations to us.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth.

Our ability to continue to acquire properties we believe to be suitable and compatible with our growth strategy may be constrained by numerous factors, including the following:

●	We may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a customer, which will decrease our profitability.
●	Our ability to grow requires that we overcome many customers’ preference to own, rather than lease, their real estate, and convince customers that it is in their best interests to lease, rather than own, their STORE Properties, either of which we may not be able to accomplish.
●	We may be unable to reach an agreement with a potential customer due to failed negotiations or our discovery of previously unknown matters, conditions or liabilities during our real property, legal and financial due diligence review with respect to a transaction and may be forced to abandon the opportunity after incurring significant costs and diverting management’s attention.
●	We may fail to obtain sufficient equity, adequate capital resources or other financing available to complete acquisitions on favorable terms or at all.

We typically acquire only a small percentage (approximately 10%) of all properties that we evaluate (which we refer to as our “pipeline”). To the extent any of the foregoing decreases our pipeline or otherwise impacts our ability to continue to acquire suitable properties, our ability to grow our business will be adversely affected.

We face significant competition for customers, which may negatively impact the occupancy and rental rates of our properties, reduce the number of acquisitions we are able to complete, or increase the cost of these acquisitions.

We compete with numerous developers, owners and operators of properties that often own similar properties in similar markets, and if our competitors offer lower rents than we are offering, we may be pressured to lower our rents or to offer more substantial rent abatements, customer improvements, early termination rights, below-market renewal options or other lease incentive payments in order to remain competitive. Competition for customers could negatively impact the occupancy and rental rates of our properties.

We also face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms, some of which have greater financial resources, a greater ability to borrow funds to acquire properties, the ability to offer more attractive terms to prospective customers and the willingness to accept greater risk or lower returns than we can prudently manage. This competition may increase the demand for STORE Properties and, therefore, reduce the number of, or increase the price for, suitable acquisition opportunities, all of which could materially and adversely affect us.

Some of our customers rely on government funding, and their failure to continue to qualify for such funding could adversely impact their ability to make timely lease payments to us.

Some of our customers operate businesses that depend on government funding or reimbursements, such as customers in the education, healthcare and childcare related industries, which may require them to satisfy certain licensure or certification requirements in order to qualify for these government payments. The amount and timing of these government payments depend on various factors that often are beyond our or our customers’ control. We will likely continue to invest in properties leased by customers operating in these industries and acquire other businesses in industries that rely significantly on government payments. If these customers fail to receive necessary government funding or fail to comply with related regulations, their cash flow could be materially affected, which may cause them to default on their leases and adversely impact our business.

Some of our customers operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

Many of our customers operate their businesses under franchise or license agreements, which generally have terms that end earlier than the respective expiration dates of the related leases. In addition, a customer’s rights as a franchisee or licensee typically may be terminated by the franchisor and the customer may be precluded from competing with the franchisor or licensor upon termination. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would impact the customer’s ability to make payments under its lease or loan with us. We typically have no notice or cure rights with respect to such a termination and have no rights to assignment of any such agreement, which may have an adverse effect on our ability to mitigate losses arising from a default by a terminated franchisee on any of our leases or loans.

If a customer defaults under either the ground lease or mortgage loan of a hybrid lease, we may be required to undertake foreclosure proceedings on the mortgage before we can re lease or sell the property.

In certain circumstances, we may enter into hybrid leases with customers. A hybrid lease is a modified sale-leaseback transaction, where the customer sells us land and then we lease the land back to the customer under a ground lease and simultaneously make a mortgage loan to the customer secured by the improvements the customer continues to own. If a customer defaults under a hybrid lease, we may: (i) evict the customer under the ground lease and assume ownership of the improvements; or (ii) if required by a court, foreclose on the mortgage loan that is secured by the improvements. Under a ground lease, we, as the ground lessor, generally become the owner of the improvements on the land at lease maturity or if the customer defaults. If, upon default, a court requires us to foreclose on the mortgage rather than evicting the customer, we might encounter delays and expenses in obtaining possession of the improvements, which in turn could delay our ability to promptly sell or re lease the property.

As leases expire, we may be unable to renew those leases or re lease the space on favorable terms or at all.

As of December 31, 2020, leases and loans representing approximately 20.6% of our base rent and interest will expire prior to 2031. We may not be able to renew leases or re lease spaces without interruptions in rental revenue, at or above our current rental rates or without offering substantial rent abatements, customer improvement allowances, early termination rights or below market renewal options, and the terms of renewal, extension or re-lease may be less favorable to us than the prior lease. Because some of our properties are specifically designed for a particular customer’s business, we may be required to renovate the property, decrease the rent we charge or provide other concessions in order to lease the property to another prospective customer. If we need to sell such properties, we may have difficulty selling them to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions.

Defaults by customers on mortgages we hold could lead to losses on our investments.

From time to time, we make or assume commercial mortgage loans. We have also made a limited amount of investments on properties we own or finance in the form of loans secured by equipment or other fixtures owned by our customers. In the event of a default, we would not earn interest or receive a return of the principal of our loan and may also experience delays and costs in enforcing our rights as lender. Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale, and may lead to a loss or delay in the payment on loans we hold. If we do have to foreclose on a property, we may receive less in the foreclosure sale than the amount the customer owes us or that is needed to cover the costs to foreclose, repossess and sell the property.

Construction and renovation risks could adversely affect our profitability.

In certain instances, we provide financing to our customers for the construction and/or renovation of their properties. We are therefore subject to the risks that this construction or renovation may not be completed. Construction and renovation costs for a property may exceed a customer’s original estimates due to increased costs of materials or labor, or other unexpected costs. A customer may also be unable to complete construction or renovation of a property on schedule, which could result in increased debt service expenses or construction costs. These additional expenses may affect the ability of the customer to make payments to us.

Our ability to fully control the maintenance of our net-leased properties may be limited.

Because our customers are the tenants of our net-leased properties and are responsible for the day-to-day maintenance and management of our properties, we may incur expenses for deferred maintenance or other liabilities if a property is not adequately maintained in accordance with the terms of the applicable lease once the property is no longer leased. We visit our properties periodically, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. Our leases generally provide for recourse against a customer in these instances, but bankrupt or financially troubled customers may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such customers. We may not always be able to ascertain or forestall deterioration in the condition of a property or the financial circumstances of a given customer.

Risks Related to the Financing of Our Business

Our growth depends on external sources of capital, which are outside of our control and affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

We rely on third-party sources to fund our capital needs. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current debt levels, our credit ratings, our current and expected future earnings, our cash flows and cash distributions, and the market price per share of our common stock.

In addition, in order to maintain our qualification as a REIT, we are generally required under the Code to, among other things, distribute annually at least 90% of our net REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and we will be subject to income tax at the regular corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, without access to third-party sources of capital, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

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

A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries (“SPEs”) that have been pledged to secure the long-term borrowings of those SPEs. As of December 31, 2020, the total outstanding principal balance of non-recourse debt obligations of our SPEs was $2.2 billion, and approximately $3.5 billion in assets held by our SPEs had been pledged to secure such borrowings. We or our other consolidated subsidiaries are the equity owners of our SPEs, which entitles us to the excess cash flows after debt service and all other required payments are made on the debt of our SPEs. If our SPEs fail to make the required payments on such indebtedness or fail to maintain the required debt service coverage ratios, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable. If our SPEs are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Current market conditions, including increases in interest rates, could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.

In periods during which credit markets experience significant price volatility, displacement and liquidity disruptions, liquidity in the financial markets can be impacted, making financing terms for customers less attractive, and in certain cases, rendering certain types of debt financing unavailable. In such periods, we may be unable to obtain debt financing on favorable terms, or at all, or fully refinance maturing indebtedness with new indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase, and the increased interest rates could cause our interest costs and overall costs of capital to increase.

The agreements governing some of our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.

The agreements governing some of our indebtedness contain restrictions and covenants, including financial covenants, that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing on less than favorable terms. The covenants and other restrictions under our debt agreements may affect our ability to incur indebtedness, create liens on assets, sell or substitute assets, modify certain terms of our leases, prepay debt with higher interest rates, manage our cash flows and make distributions to our common stockholders. Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on an investment in our company.

We attempt to mitigate our exposure to interest rate risk by entering into long term fixed-rate financing through the combination of periodic debt offerings under our unsecured debt program and STORE Master Funding program, our asset-backed securities conduit, through discrete non-recourse secured borrowings, through insurance company and bank borrowings, by laddering our borrowing maturities and by using leases that generally provide for rent escalations during the term of the lease. However, the weighted average term of our borrowings does not match the weighted average term of our investments, and the methods we employ to mitigate our exposure to changes in interest rates involve risks, including the risk that the debt markets are volatile and tend to reflect the conditions of the then current economic climate. Our efforts may not be effective in reducing our exposure to interest rate changes, which may increase our cost of capital and reduce the net returns we earn on our portfolio.

We depend on the asset backed securities (“ABS”) and the commercial mortgage backed securities (“CMBS”) markets for a substantial portion of our long term debt financing.

Historically, we have raised a significant amount of long-term debt capital through our STORE Master Funding program, which accesses the ABS market, and, to a lesser extent, through the CMBS market. Our ABS debt is issued by our SPEs, which issue multiple series of investment grade ABS notes from time to time as additional collateral is added to the collateral pool. Our CMBS debt is generally first mortgage debt incurred by other SPEs. Our ABS and CMBS debt is generally non recourse, but there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities.

We have generally used the proceeds from these ABS and CMBS financings to repay debt and fund real estate acquisitions. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our STORE Master Funding program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time. No assurance can be given that the ABS or the CMBS markets or financing facilities with similar flexibility to substitute collateral will be available to us in the future.

A disruption in the financial markets for ABS or CMBS debt may affect our ability to obtain long-term debt, which, in turn, may force us to acquire real estate assets at a lower than anticipated growth rate and negatively affect our return on equity. Furthermore, a reduction in the difference, or spread, between the rate we earn on our assets (primarily the lease rates we charge our customers) and the rate we pay on our liabilities (primarily the interest rates on our debt) could have a material and adverse effect on our financial condition.

A downgrade in our credit ratings could have a material adverse effect on our business and financial condition.

The credit ratings assigned to us and our debt, which are subject to ongoing evaluation by the rating agencies who have published them, could change based upon, among other things, our historical and projected business, prospects, liquidity, results of operations and financial condition, or the real estate industry generally. If any credit rating agency downgrades or lowers our credit rating, places any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates a negative outlook for that rating, it could materially adversely affect the market price of our debt securities and our common stock, as well as our costs and availability of capital.

General Real Estate Risks

Real estate investments are relatively illiquid and property vacancies could result in significant capital expenditures.

We may desire to sell a property in the future because of changes in market conditions, poor customer performance or default under any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Particularly with respect to certain types of real estate assets, such as movie theaters, that cannot always be sold quickly, we may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In addition, as a REIT, the Code limits our ability to dispose of properties in ways that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and pay dividends to our stockholders.

The loss of a customer, either through lease expiration or customer bankruptcy, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new customer and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

Uninsured losses relating to real property may adversely affect our returns.

Our contracts generally require our customers to maintain insurance customary for similar types of commercial property. Depending on the location of the property or nature of its use, losses of a catastrophic nature may be covered by insurance policies held by our customers with limitations, such as large deductibles or copayments, that a customer may not be able to meet. In addition, factors such as inflation, changes in building codes and ordinances, environmental considerations, public safety threats and others may result in insurance proceeds that are insufficient to repair or replace a damaged or destroyed property. In the event of a substantial or comprehensive loss of any of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures, which may exceed any amounts received under insurance policies, due to the upgrades needed to meet zoning and building code requirements. The loss of our capital investment in, or anticipated future returns from, our properties due to material uninsured losses could materially and adversely affect us.

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

Our properties are subject to the Americans with Disabilities Act (“ADA”), which requires public accommodations to meet federal requirements related to access and use by disabled persons. Compliance with the ADA, or future legislation, could require us to modify the properties we own or may purchase to remove architectural and communication barriers and may restrict renovations on our properties. Failure to comply with the ADA could result in the imposition of fines or an award of damages to private litigants, as well as costs to make modifications to attain compliance. Our customers are generally required to maintain and repair our properties in compliance with the ADA and other similar laws and regulations, but we could be held liable as the owner of the property in the event of a customer’s non-compliance. Any required modifications could involve greater expenditures than anticipated or the modifications might be made on a more accelerated basis than anticipated, either of which could adversely affect the ability of our customers to cover such costs.

Our properties are also subject to various laws and regulations relating to fire, safety and other regulations, and in some instances, common area obligations. Our customers have primary responsibility for compliance with these regulations but may not have the financial ability to fully maintain compliance, which may cause them to be unable to pay rent on time or default. If this were to occur, we would be required to make substantial capital expenditures to comply with these regulations, which we may not be able to recoup from our customers. We may also face owner liability for failure to comply with these regulations, which may lead to the imposition of fines or an award of damages to private litigants.

Environmentally hazardous conditions may adversely affect our operating results.

Our properties may be subject to known and unknown environmental liabilities under various federal, state and local laws and regulations relating to human health and the environment, some of which may impose joint and several liability on certain statutory classes of persons, including owners or operators, for the costs of investigation or remediation of contaminated properties. These laws and regulations apply to past and present business operations on the properties, and the use, storage, handling and recycling or disposal of hazardous substances or wastes. We may be liable regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination. Our customers generally must indemnify us from all or most environmental compliance costs, but if a customer fails to, or cannot, comply, we may be required to pay such costs. These costs could be substantial, and because these potential environmental liabilities are generally uncapped, these costs could significantly exceed the property’s value. There can be no assurance that our environmental due diligence efforts will reveal all environmental conditions at the properties in our pipeline.

Under the laws of many states, contamination on a site may give rise to a lien on the site for clean-up costs. Several states will grant priority to a “super lien” for clean-up costs over all existing liens, including those of existing mortgages. If any of the properties on which we have a mortgage are or become contaminated and subject to a super lien, we may not be able to recover the full value of our investment.

Certain federal, state and local laws, regulations and ordinances govern the use, removal and/or replacement of underground storage tanks in the event of a release on, or an upgrade or redevelopment of, certain properties. Such laws, as well as common law standards, may impose liability for any releases of hazardous substances associated with the underground storage tanks and may allow third parties to seek recovery from the owners or operators of such properties for damages associated with such releases.

In a few states, transfers of some types of sites are conditioned upon cleanup of contamination prior to transfer, including in cases where a lender has become the owner of the site through a foreclosure, deed in lieu of foreclosure or otherwise. If any of our properties in these states are subject to such contamination, we may be subject to substantial clean-up costs before we are able to sell or otherwise transfer the property. Additionally, certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) in the event of the remodeling, renovation or demolition of a building. Such laws, as well as common law standards, may impose liability for releases of ACMs and may impose fines and penalties against us or our customers for failure to comply with these requirements or allow third parties to seek recovery from us or our customers.

In addition, our properties may contain or develop harmful mold, exposure to which may cause a variety of adverse health effects. Exposure to mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold and could subject us to liability if property damage or health concerns arise.

If we or our customers become subject to any of the above-mentioned environmental risks, we may be materially and adversely affected.

We may be subject to liabilities and costs associated with the impacts of climate change.

The impacts of climate change on our properties or operations are highly uncertain and would be particular to the geographic areas in which we operate, including Florida, Georgia and Texas. Such impacts may result from increased frequency of natural disasters, changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, rising energy and environmental costs, and changing temperatures, which may impact our or our tenants’ ability to obtain property insurance on acceptable terms. While 99% of our leases are triple-net, and generally impose responsibility on our tenants for the property-level operating costs and require our tenants to indemnify us for environmental liabilities, there can be no assurance that a given tenant will be able to satisfy its payment obligations to us under its lease if climate change adversely impacts a particular property.

Risks Related to Our Tax Status and Other Tax Related Matters

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT requires us to satisfy numerous highly technical and complex requirements for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. No guarantee can be made that we will be able to continue to remain qualified as a REIT in the future. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax and increased state and local taxes on our taxable income at the regular corporate rate and be unable to deduct dividends when computing our taxable income. Also, unless the Internal Revenue Service (“IRS”) granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from such a failure would reduce or eliminate the amount of cash available for investment or distribution to our common stockholders, which would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital, and we would no longer be required to make distributions to our common stockholders.

Potential tax law changes could affect our ability to qualify as a REIT and could adversely affect our stockholders.

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. The new administration may enact significant reform of the Code, including significant changes to taxation of business entities, tax deferred exchanges and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

Even if we qualify as a REIT for purposes of the Code, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our common stockholders.

As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we may retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income to our stockholders, excluding any net capital gain, in order for our distributed earnings to not be subject to corporate income tax. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the corporate income tax rate. Further, if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by our wholly owned taxable REIT subsidiary, or if we qualify for a safe harbor from such tax. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions, as this determination is generally a question of the facts and circumstances regarding a particular transaction, and we have not sought, and do not intend to seek, a ruling from the IRS regarding any such dispositions.

We intend to make distributions to our common stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis in order to meet the 90% distribution requirement of the Code when the prevailing market conditions are not favorable for these borrowings.

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum U.S. federal income tax rate for dividends that constitute “qualified dividend income” paid to individuals, trusts and estates is 20%. Unlike dividends received from non-REIT corporations, our distributions are generally not eligible for reduced federal income tax rates, unless they are attributable to dividends received by the REIT from other corporations otherwise eligible for the reduced rate. Beginning in 2018 and for taxable years prior to 2026, non-corporate stockholders may generally deduct up to 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the trading price of our common stock.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

The IRS may take the position that certain sale-leaseback transactions that we characterize as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re characterized, we might fail to satisfy the Code’s REIT asset tests, income tests or distribution requirements and consequently lose our REIT status effective with the year of recharacterization unless we elect to make an additional distribution that subsequently enables us to maintain our REIT status. Alternatively, the amount of our REIT taxable income could be re-calculated, which might also cause us to fail to meet the Code’s distribution requirements for a taxable year.

We could face possible state and local tax audits and adverse changes in state and local tax laws.

As a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes, which change from time to time and may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own properties may lead to an increase in the frequency and size of such changes in tax laws. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our common stockholders. In the ordinary course of business, our SPEs may also become subject to tax audits. If our SPEs become the subject of state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

Risks Related to Our Organization and Structure

Our Board may change our investment or financing strategy, or leverage policies, without stockholder consent.

Our Board has the overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our Board can, among other things: change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, including the creditworthiness standards with respect to our customers, subject to provisions in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders, or determine that it is no longer in our best interests to continue to qualify as a REIT. Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without the consent of our stockholders.

Our Board’s power to increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval may negatively impact our existing stockholders.

Our charter authorizes us to issue up to 375,000,000 shares of common stock and up to 125,000,000 shares of preferred stock. Our charter authorizes our Board, without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock, to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. Accordingly, our Board could authorize the issuance of shares of capital stock that could have the effect of delaying, deferring or preventing a change in control of us that our existing stockholders may view as favorable, with preferences, conversion or other rights, voting powers or rights, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption that are senior to, or otherwise conflict with, the rights of our common stockholders. In addition, our Board may increase our authorized stock in order to issue additional shares in connection with future financings and other transactions. These additional issuances could dilute the ownership interests of our existing stockholders.

Limitations on share ownership and limitations on the ability of our stockholders to effect a change in control of us limit the transferability of our stock and may prevent takeovers that are beneficial to our stockholders.

To qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year, and this capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To comply with these requirements, our charter contains stock ownership and transfer restrictions such as, for example, a provision that generally limits ownership by any person of more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock, unless our Board exempts the person from such ownership limitation, and transfers in violation of such limitation may be void. These restrictive provisions may have the effect of delaying, deferring or preventing a change of control that does not threaten our REIT status, including those that involve a premium price for our stockholders or that might otherwise be in our stockholders’ best interests.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter limits the liability of our directors and officers to stockholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated. As a result, we and our stockholders have limited rights against our directors and officers. Accordingly, if good faith actions taken by any of our directors or officers impede our performance, our ability and the ability of our stockholders to recover damages from such directors or officers will be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

Risks Related to Ownership of Our Common Stock

Changes in market conditions and volatility of stock prices could adversely affect the market price of our common stock.

Our stock price, particularly since the beginning of the COVID-19 pandemic, has experienced significant price and volume fluctuations, often without regard to our operating performance. As a result, investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our actual operating performance or prospects. A number of factors could negatively affect the price per share of our common stock, many of which are out of our control, including:

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends, or those of our competitors;
●	changes in our funds from operations, adjusted funds from operations or earnings estimates, including as a result of changes in the financial condition, liquidity, results of operations, and prospects of our customers;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	publication of research reports about us, our competitors, our customers or the real estate industry;
●	the market’s perception of REITs as equity security and changes in market valuations of REITs;

●	a change in ratings issued by analysts or nationally recognized statistical rating organizations;
●	adverse market reaction to additional debt we may incur or equity-related securities we may issue;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur.

Increases in market interest rates may have an adverse effect on the value of our common stock if prospective purchasers of our common stock expect a higher dividend yield, and increased borrowing costs may decrease our funds available for distribution to our common stockholders.

The market price of our common stock will generally be influenced by the dividend yield on our common stock relative to market interest rates. An increase in market interest rates, which are currently relatively low, may lead prospective investors to expect a higher dividend yield. However, higher market interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

Future offerings of debt, which would be senior to our common stock upon liquidation, or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

In the future, we may issue debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock with a liquidation preference, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or otherwise reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make distributions to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that future offerings may reduce the market price of our common stock and dilute their stock holdings in us.

A substantial portion of our total outstanding common stock may be sold into the market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well, and make it difficult for us to sell equity securities in the future.

The market price of our common stock could decline as a result of actual or anticipated sales of a large number of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it difficult for us to sell equity securities in the future at times or prices that we deem appropriate. We filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of up to 7,314,221 shares of our common stock or securities convertible into or exchangeable for shares of our common stock that may be issued pursuant to our 2012 Long Term Incentive Plan and our 2015 Omnibus Equity Incentive Plan, and recipients of those shares may generally freely resell them in the open market, subject to certain limitations governing our affiliates. In addition, as we continue to issue additional equity securities periodically to finance our growth, including through our “at the market” offering programs, these issuances will dilute the interests of our existing stockholders and could adversely affect the value of their investments. If our performance or prospects decline and we are unable to access the equity markets when needed in the future, our ability to grow our business will be adversely impacted.

We may change the dividend policy for our common stock in the future.

The decision to declare and pay dividends on our common stock, as well as the form, timing and amount of any such future dividends, is at our Board’s sole discretion and will depend on our earnings, cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations governing our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and other relevant factors. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Other General Risks

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.

While we do not collect or maintain the types of information that are most often targeted in cyber-attacks, such as credit card data, bank account information, or sensitive personal information, we nevertheless face risks associated with security breaches through cyber-attacks, malware, computer viruses and malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, bad actors with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business, the availability and integrity of our data and our ability to perform day-to-day operations, and security breaches or system interruptions could result in misstated financial reports, violations of loan covenants, missed reporting deadlines, our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT, unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, the diversion of management attention and resources to remedy any resulting damages, liability for claims for breach of contract, damages, credits, penalties or termination of leases or other agreements, or damage to our reputation among our customers, lenders, vendors and investors generally.

We rely on information systems across our operations and corporate functions, in particular our finance and accounting departments, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures, and there can be no assurance that our security efforts will be effective in deterring security breaches or disruptions. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for us to entirely counteract this risk or fully mitigate the harms after such an attack. And as we periodically upgrade our IT systems, we face the risk that these systems may not function properly and expose us to increased cybersecurity breaches and failures, which would expose us to reputational, competitive, operational, financial and business harm, as well as potential litigation and regulatory action.

We depend on key personnel; the loss of their full service could impair our ability to operate successfully.

We rely on the experience, efforts and abilities of senior leadership and other key personnel. We cannot guarantee the continued employment of any of the members of our senior leadership team or key personnel, each of whom could be difficult to replace, given their extensive knowledge and experience. The loss of services of one or more members of our senior leadership team, or our inability to attract and retain highly qualified personnel, could adversely affect our business and be negatively perceived in the capital markets, diminish our investment opportunities and weaken our relationships with lenders, business partners, and customers.

We are subject to litigation which could materially and adversely affect us.

From time to time, we are subject to litigation in connection with the ordinary course operation of our business, including instances in which we are named as defendants in lawsuits arising out of accidents causing personal injuries or other events that occur on the properties operated by our customers. We generally seek to have our customers defend, and assume liability for, such matters involving their properties. In other cases, we may defend ourselves, invoke our insurance coverage or the coverage of our customers, and/or invoke our indemnification rights included in our leases. Resolution of these types of matters against us may result in significant legal fees and/or require us to pay significant fines, judgments or settlements, which, to the extent uninsured or in excess of insured limits, or not subject to indemnification, could adversely impact our earnings and cash flows. We also may become subject to litigation relating to our financing and other transactions. Certain types of litigation, if determined adversely to us, may affect the availability or cost of some of our insurance coverage, which could expose us to increased risks that would be uninsured and materially and adversely impact our ability to attract directors and officers.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2020, our total investment in real estate and loans approximated $9.6 billion, representing investments in 2,634 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 750 contracts predominantly structured as net leases. The weighted average non-cancelable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of December 31, 2020, our 2,634 property locations were operated by 519 customers across the United States. Our customers are typically established regional and national operators, with over 70% of our base rent and interest coming from customers with over $50 million in annual revenues. Our largest customer represented approximately 3.1% of our portfolio at December 31, 2020, and our top ten largest customers represented 18.1% of base rent and interest. Our customers operate their businesses across approximately 760 brand names or business concepts in over 100 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on December 31, 2020, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of December 31, 2020, our property locations were operated by 519 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	3.1%	27
Fleet Farm Group LLC	2.4	9
Bass Pro Group, LLC (Cabela's)	1.8	10
Cadence Education, Inc. (Early childhood/elementary education)	1.8	49
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.7	25
US LBM Holdings, LLC (Building materials distribution)	1.6	57
CWGS Group, LLC (Camping World/Gander Outdoors)	1.6	20
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.4	14
Loves Furniture, Inc.	1.4	19
Zips Holdings, LLC	1.3	40
All other (509 customers)	81.9	2,364
Total	100.0%	2,634

Diversification by Industry

As of December 31, 2020 our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 76 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	8.1%	373	2,573
Restaurants—limited service	4.7	377	1,016
Early childhood education centers	5.9	244	2,556
Health clubs	5.5	93	3,382
Automotive repair and maintenance	4.7	176	941
Movie theaters	3.8	37	1,881
Pet care facilities	3.5	182	1,685
All other service (28 industry groups)	28.3	658	27,007
Total service	64.5	2,140	41,041
Retail:
Furniture stores	4.4	69	3,983
Farm and ranch supply stores	4.1	42	4,210
All other retail (16 industry groups)	9.2	127	5,442
Total retail	17.7	238	13,635
Manufacturing:
Metal fabrication	4.9	91	10,949
All other manufacturing (22 industry groups)	12.9	165	21,204
Total manufacturing	17.8	256	32,153
Total	100.0%	2,634	86,829

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of December 31, 2020:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.5%	273
California	6.3	76
Illinois	6.0	158
Florida	5.5	161
Ohio	5.2	143
Georgia	4.9	144
Wisconsin	4.9	62
Arizona	4.7	90
Tennessee	3.7	115
Michigan	3.5	90
All other (39 states) (1)	44.8	1,322
Total	100.0%	2,634
(1)	Includes one property in Ontario, Canada which represents less than 0.1% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of December 31, 2020:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
2021	0.8%	18
2022	0.4	9
2023	1.1	9
2024	0.6	18
2025	1.2	26
2026	1.5	51
2027	2.0	55
2028	3.2	65
2029	5.9	170
2030	3.9	159
Thereafter	79.4	2,045
Total	100.0%	2,625
(1)	Expiration year of contracts in place as of December 31, 2020, excluding any tenant option renewal periods.
(2)	Excludes nine properties which were vacant and not subject to a lease as of December 31, 2020.

Item 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of our business, including instances in which we are named as defendants in lawsuits arising out of accidents causing personal injuries or other events that occur on the properties operated by our customers. These matters are generally covered by insurance and/or by our customers pursuant to our contractual indemnification rights that we include in our leases. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “STOR”.

On February 24, 2021, there were 65 holders of record of the 266,525,020 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have determined that, for federal income tax purposes, approximately 77.0% of distributions paid in 2020 represented taxable income and 23.0% represented a return of capital.

Distributions

The Company pays regular quarterly distributions to holders of its common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the fourth quarter of 2020 were in connection with this tax withholding obligation. During the three months ended December 31, 2020, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2020 through October 31, 2020	4,151	$27.14
November 1, 2020 through November 30, 2020	-	$-
December 1, 2020 through December 31, 2020	-	$-
Total	4,151	$27.14

Stock Performance Graph

The following performance chart compares, for the five-year period commencing December 31, 2015 and ending December 31, 2020, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI U.S. REIT Index. The chart assumes $100.00 was invested on December 31, 2015 and assumes the reinvestment of any dividends. The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

STORE Capital Corporation

Total Return Performance
250
200
150
100
50
Index Value
STORE Capital Corporation
S&P 500 Index
MSCI US REIT (RMS) Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
STORE Capital Corporation	100	111.03	122.85	140.02	191.42	184.87
S&P 500	100	111.96	136.40	130.42	171.49	203.04
MSCI US REIT (RMS)	100	108.60	114.11	108.89	137.03	126.65

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

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The table should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Total revenues	$694,268	$665,714	$540,756	$452,847	$376,343
Expenses:
Interest	169,706	158,381	129,061	120,478	105,180
Transaction costs	—	—	—	—	523
Property costs	22,025	10,793	4,250	4,773	4,067
General and administrative	49,685	54,274	45,725	40,990	33,972
Selling stockholder costs	—	—	—	—	800
Depreciation and amortization	242,925	221,975	181,826	150,279	119,618
Provisions for impairment	23,003	18,751	7,810	13,440	1,720
Total expenses	507,344	464,174	368,672	329,960	265,880
Other income:
Net gain on dispositions of real estate	22,774	84,142	45,528	39,609	13,296
Income from non-real estate, equity method investment	3,500	—	—	—	—
Income before income taxes	213,198	285,682	217,612	162,496	123,759
Income tax expense	584	707	642	458	434
Net income	$212,614	$284,975	$216,970	$162,038	$123,325
Per Common Share Data:
Net income —basic and diluted	$0.84	$1.24	$1.06	$0.90	$0.82
Cash dividends declared	1.42	1.36	1.28	1.20	1.12
Balance Sheet Data (at period end):
Total real estate investments, at cost(1)	$8,954,762	$8,248,400	$7,253,868	$5,962,457	$4,855,306
Carrying amount of loans and financing receivables	650,321	582,267	351,202	271,453	269,210
Operating ground lease assets	34,683	24,254	—	—	—
Total investment portfolio, gross(1)	9,639,766	8,854,921	7,605,070	6,233,910	5,124,516
Less accumulated depreciation and amortization(1)	(943,749)	(740,124)	(585,913)	(428,900)	(298,984)
Net investments	8,696,017	8,114,797	7,019,157	5,805,010	4,825,532
Cash and cash equivalents	166,381	99,753	27,511	42,937	54,200
Total assets	9,004,340	8,296,526	7,113,971	5,899,777	4,941,668
Credit facility	—	—	135,000	290,000	48,000
Unsecured notes and term loans payable, net	1,509,612	1,262,553	916,720	570,595	470,190
Non-recourse debt obligations of consolidated special purpose entities, net	2,212,634	2,328,489	2,008,592	1,736,306	1,833,481
Total liabilities	3,988,562	3,811,141	3,250,470	2,728,835	2,458,413
Total stockholders’ equity	5,015,778	4,485,385	3,863,501	3,170,942	2,483,255
Other Data:
Funds from Operations(2)	$454,454	$441,249	$357,625	$283,930	$230,904
Adjusted Funds from Operations(2)	$462,985	$458,075	$377,869	$306,077	$245,829
Number of investment property locations (at period end)	2,634	2,504	2,255	1,921	1,660
% of owned properties subject to a lease contract (at period end)	99.7%	99.5%	99.6%	99.6%	99.5%
(1)	Includes the dollar amount of investments ($26.5 million and $18.7 million) and the accumulated depreciation and amortization ($4.2 million and $2.0 million) related to real estate investments held for sale at December 31, 2020 and 2017, respectively.
(2)	For definitions and reconciliations of Funds from Operations and Adjusted Funds from Operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Selected Consolidated Financial Data” and “Business” sections, as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of December 31, 2020, approximately 760 brand names or business concepts in over 100 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $11.1 billion of real estate investments. As of December 31, 2020, our investment portfolio totaled approximately $9.6 billion, consisting of investments in 2,634 property locations across the United States. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.9%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of December 31, 2020, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all of the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2020, the weighted average remaining term of our leases (calculated based on base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts).

We have dedicated an internal team to review and analyze ongoing tenant financial performance, both at the corporate level and at each property we own, in order to identify properties that may no longer be part of our long-term strategic plan. As part of that continuous active-management process, we may decide to sell properties where we believe the property no longer fits within our plan. Because generally we have been able to acquire assets and originate new leases at lease rates above the online commercial real estate auction marketplace, we have been able to sell these assets on both opportunistic and strategic bases, typically for a gain. This gain acts to partially offset any possible losses we may experience in the real estate portfolio.

COVID-19 Pandemic

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the pandemic. The COVID-19 pandemic has primarily impacted us through government mandated limits (i.e., required closing or limits on operations and social distancing requirements) imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay their rent to us. We took a number of mitigation steps in response to the impact of COVID-19 on our business. We were able to immediately transition to a remote working environment and our 106 employees have collectively taken steps to manage the impact to us, carrying on daily operations remotely. We communicated most frequently through video conferencing software, both internally and with external parties, which has been an essential tool to maintain an important team environment. In order to increase our cash position and preserve financial flexibility in light of the uncertainties in the markets at the onset of the pandemic, we borrowed an additional $450 million on our unsecured revolving credit facility in March 2020. We repaid this amount in full in August 2020 and, as of December 31, 2020, we had no amounts outstanding under our unsecured revolving credit facility.

To assist our tenants during the pandemic, we worked directly with our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. Rent relief repayment is primarily structured through short-term, interest-bearing notes. Through December 31, 2020, we have recognized net revenue aggregating approximately $57.1 million related to these deferral arrangements and collected $9.9 million in repayments of the amounts deferred. The remaining receivables are expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021.

Currently, most states have lifted the most onerous restrictions that have significantly impacted economic activity; however, the economic impact of COVID-19 is expected to continue over the near term and may continue throughout 2021, depending on state and local outbreaks and the availability and acceptance of effective vaccines. As restrictions are lifted, our tenants have gradually increased their business activity and, therefore, have improved their ability to meet their financial obligations to us under their lease contracts. As a result, our rent and interest collections have increased from 70% in May 2020 to 93% in February 2021. Further, nearly all of our properties have reopened for business with movie theaters remaining as the industry most impacted by social distancing measures.

Although 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance, we may be required make the property tax payment on behalf of the tenant if they are unable to do so. We experienced an increase in property costs during 2020, primarily related to property taxes on tenant locations where we expect the tenant may not be able to pay them when due.

The Company continues to closely monitor unpredictable factors that could impact its business going forward, including the duration of the pandemic; governmental, business and individual actions in response to the pandemic, including the vaccination process; and the overall impact on broad economic activity.

Liquidity and Capital Resources

As of December 31, 2020, our investment portfolio stood at approximately $9.6 billion, consisting of investments in 2,634 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of December 31, 2020, the weighted average remaining term of our leases was approximately 14 years and the lease contracts related to just 13 of our properties, representing less than 0.1% of our annual base rent and interest, are due to expire during 2021; 79% of our leases have ten years or more remaining in their base lease term. As of December 31, 2020, nine of our 2,634 properties were vacant and not subject to a lease, which represents a 99.7% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or be able to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. During 2020, we experienced an increase in property costs, primarily related to tenants highly impacted by COVID-19, where the likelihood of STORE being required to make a property tax payment on behalf of the tenant was higher. Increased property costs may continue for some portion of 2021 due to the ongoing impact of the pandemic. Absent the pandemic, we may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

In order to preserve financial flexibility during the onset of the COVID-19 pandemic, in March 2020, we fully drew down our credit facility (which we subsequently repaid in August 2020) and temporarily reduced our new property acquisition activity. As we continue to gain better visibility into the path to recovery from the pandemic, we intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of December 31, 2020, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $119.1 million, the majority of which is expected to be funded in the next twelve months.

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

As of December 31, 2020, all our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 6.6 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2 , BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio).

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of December 31, 2020, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 64% and approximately 37% of our investment portfolio serves as collateral for this long-term debt. The remaining 63% of our portfolio properties, aggregating approximately $6.1 billion at December 31, 2020, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short-term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of the STORE Master Funding Series 2018-1 notes issuance in October 2018, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes that were scheduled to mature in 2020. Also, as part of the STORE Master Funding Series 2019-1 notes issuance in November 2019, we prepaid, without penalty, an aggregate of $186.1 million of STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes. In addition, as part of our third issuance of senior unsecured public notes in November 2020, we prepaid, without penalty, $92.3 million of STORE Master Funding Series 2015-1 Class A-1 notes and one of our $100 million bank term loans. Similar to the STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our $600 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. In response to the COVID-19 pandemic, we borrowed an additional $450 million on our unsecured revolving credit facility in March 2020 to increase our cash position and preserve financial flexibility in light of the uncertainties in the markets at that time; we repaid this amount in full in August 2020. As of December 31, 2020, we had no amounts outstanding under our unsecured revolving credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $6.1 billion at December 31, 2020. The facility is recourse to us and, as of December 31, 2020, we were in compliance with the financial and nonfinancial covenants under the facility and do not anticipate any compliance issues in the foreseeable future.

Senior Unsecured Term Debt

In November 2020, we completed our third issuance of underwritten public notes in an aggregate principal amount of $350.0 million and, as of December 31, 2020, we had an aggregate principal amount of $1.05 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.96% and interest on these notes is paid semi-annually in March and September or May and November of each year. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2020, we were in compliance with these covenants and expect to remain in compliance in the foreseeable future. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and the remaining bank term loan are similar to our unsecured revolving credit facility. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.5 billion as of December 31, 2020.

Non-recourse Secured Debt

As of December 31, 2020, approximately 33% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of December 31, 2020, there was an aggregate $155.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short-term borrowings as we have done from time to time in the past.

The ABS notes outstanding at December 31, 2020 totaled $2.0 billion in Class A principal amount and were supported by a collateral pool of approximately $3.2 billion representing 1,121 property locations operated by 207 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the year ended December 31, 2020, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $94 million on cash collections of $233 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of nearly 1.7 to 1 on the STORE Master Funding program. For purposes of this debt service coverage ratio calculation, cash collections include the rent paid by tenants using the cash proceeds from short-term notes provided by a STORE Capital subsidiary in connection with the short-term rent deferral arrangements structured as part of our COVID-19 rent relief efforts. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of December 31, 2020, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.8 billion, a weighted average maturity of 6.6 years and a weighted average interest rate of 4.2%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2020:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,041	$3,173	$—	$3,173
Other mortgage notes payable	197	351	—	351
Total non-recourse debt	2,238	3,524	—	3,524
Unsecured notes and term loans payable	1,525	—	—	—
Unsecured credit facility	—	—	—	—
Total unsecured debt (including revolving credit facility)	1,525	—	—	—
Unencumbered real estate assets	—	4,896	1,220	6,116
Total debt	$3,763	$8,420	$1,220	$9,640

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

Equity

We access the equity markets in various ways. As part of these efforts, we have established “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Most recently, in November 2020, we established a $900 million ATM program (the 2020 ATM Program) and terminated the prior program (the 2019 ATM Program).

The following tables outline the common stock issuances under our programs (in millions except share and per share information):

	Year Ended December 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	22,177,336	$26.28	$582.9	$(7.3)	$(0.3)	$575.3
$900 million 2020 ATM Program	3,519,060	$32.12	113.0	(1.7)	(0.2)	111.1
Total	25,696,396	$27.08	$695.9	$(9.0)	$(0.5)	$686.4

	Inception of Program Through December 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	27,203,702	$28.78	$782.9	$(9.2)	$(0.6)	$773.1
$900 million 2020 ATM Program	3,519,060	$32.12	113.0	(1.7)	(0.2)	111.1
Total	30,722,762	$29.16	$895.9	$(10.9)	$(0.8)	$884.2

Cash Flows

Substantially all of our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2020 decreased by $26.7 million over the $458.3 million reported in 2019; increases in net cash from operations during 2020 provided as a result of the increase in the size of our real estate acquisitions portfolio, which generated additional rental revenue and interest income, were offset by the impact of the rent deferral arrangements granted to tenants in 2020. Net cash provided by operating activities in 2019 increased by $66.7 million over the $391.7 million reported in 2018. We intentionally reduced our investment activity early in 2020 due to the volatility in the capital markets stemming from the pandemic; as a result, our investments in real estate, loans and financing receivables during 2020 were $634.2 million lower than 2019 Investment activity did accelerate during the fourth quarter of 2020 which is expected to benefit operating cash flows in 2021. Investment activity in real estate, loans and financing receivables was primarily funded, in all years, with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of stock and proceeds from the issuance of long-term debt, which included secured debt issuances under our STORE Master Funding program in 2019 and 2018. Proceeds received from the sale of real estate properties in 2019 were $226.5 million higher than the proceeds received in 2020; during 2019 we sold 95 properties as compared to the sale of 77 properties in 2020. Net cash provided by financing activities was lower for 2020 as compared to 2019 primarily as a result of the proceeds, net of long-term debt repayments, from issuance of long-term debt during 2019 as compared to 2020 including net proceeds from the issuance of notes under our STORE Master Funding program offset by net paydown activity on our revolving credit facility during 2019. Additionally, we paid dividends to our stockholders totaling $353.2 million in 2020, $307.2 million in 2019 and $255.6 million in 2018. We increased our quarterly dividend in the third quarter of 2020 by 2.9% to an annualized $1.44 per common share; we also increased our quarterly dividend by 6.1% in the third quarter of 2019 to an annualized $1.40 per common share.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by operating activities	$431,586	$458,334	$391,678
Net cash used in investing activities	(811,857)	(1,249,813)	(1,367,038)
Net cash provided by financing activities	445,466	859,843	969,199
Net increase (decrease) in cash, cash equivalents and restricted cash	65,195	68,364	(6,161)
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$176,576	$111,381	$43,017

As of December 31, 2020, we had liquidity of $166.4 million on our balance sheet. Management believes that our current cash balance, the $600.0 million of immediate borrowing capacity on our unsecured revolving credit facility, the cash generated by our operations as well as the $800.0 million of liquidity available to us under the accordion feature of the credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

The following table provides information with respect to our contractual commitments as of December 31, 2020, including any guaranteed or minimum commitments under contractual obligations.

		Payment Due by Period
		Less than			More than
		1 year	1 - 3 years	3 - 5 years	5 years
(In thousands)	Total	(2021)	(2022 - 2023)	(2024 - 2025)	(after 2025)
Credit facility (1)	$—	$—	$—	$—	$—
Long-term debt obligations (secured and unsecured):
Principal	3,762,866	146,411	427,578	720,749	2,468,128
Interest	1,001,285	156,597	295,176	231,800	317,712
Commitments to customers (2)	119,085	106,861	12,224	—	—
Operating ground lease obligations paid by STORE Capital	8,191	401	4,550	112	3,128
Operating ground lease obligations paid by STORE Capital's tenants (3)	59,709	2,651	5,234	5,103	46,721
Corporate office operating lease obligation	5,373	776	1,596	1,653	1,348
Total	$4,956,509	$413,697	$746,358	$959,417	$2,837,037
(1)	We had no amounts outstanding on our $600 million credit facility as of December 31, 2020; amounts outstanding bear interest at one-month LIBOR plus a credit rating-based credit spread of 1.00%. We also pay a facility fee on the total commitment amount of 0.20%.
(2)	Represents our commitments to fund improvements to real estate properties previously acquired or mortgaged; these construction improvement commitments are similar to property acquisitions or new loans as they will result in increases to rental revenue or interest income due under the related contracts.
(3)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, we would be primarily responsible for the payment, assuming we do not re-tenant the property or sell the leasehold interest. Of the total $59.7 million commitment, $19.0 million is due for periods beyond the current term of our leases with the tenants. Excludes contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2020 consolidated financial statements.

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

Accounting for Real Estate Investments

Classification and Cost

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of our lease contracts allow our tenants the option, at their election, to purchase the leased property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts). Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)(ASC Topic 842) on January 1, 2019, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, we will account for such an acquisition as a financing arrangement and record the investment in loans and financing receivables on the consolidated balance sheet.

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

Impairment

We review our real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Such events or changes in circumstances may include an expectation to sell certain assets in accordance with our long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, discount rates, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. If an asset is determined to be impaired, the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Results of Operations

In July 2019, the Financial Accounting Standards Board issued ASU 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2020 versus 2019 only. For discussion of our fiscal year 2019 compared to our fiscal year 2018 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended December 31, 2019.

Overview

As of December 31, 2020, our real estate investment portfolio had grown to approximately $9.6 billion, consisting of investments in 2,634 property locations in 49 states, operated by more than 500 customers in various industries. Approximately 93% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 7% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended
	December 31,		Increase
(In thousands)	2020	2019	(Decrease)
Total revenues	$694,268	$665,714	$28,554
Expenses:
Interest	169,706	158,381	11,325
Property costs	22,025	10,793	11,232
General and administrative	49,685	54,274	(4,589)
Depreciation and amortization	242,925	221,975	20,950
Provisions for impairment	23,003	18,751	4,252
Total expenses	507,344	464,174	43,170
Other income:
Net gain on dispositions of real estate	22,774	84,142	(61,368)
Income from non-real estate, equity method investment	3,500	—	3,500
Income before income taxes	213,198	285,682	(72,484)
Income tax expense	584	707	(123)
Net income	$212,614	$284,975	$(72,361)

Revenues

The increase in revenues year over year was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $8.8 billion in gross investment amount representing 2,504 properties at the end of 2019 to approximately $9.6 billion in gross investment amount representing 2,634 properties at December 31, 2020. The weighted average real estate investment amounts outstanding during the years were approximately $9.2 billion in 2020 and $8.2 billion in 2019. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between years is related to recognizing a full year of revenue in 2020 on acquisitions that were made during 2019. Similarly, the full revenue impact of acquisitions made during 2020 will not be seen until 2021. This increase was partially offset by temporary rent reductions negotiated as part of our overall rent relief arrangements with our tenants most impacted by the pandemic and write-offs of rent receivables where we determined collectibility of the lease payments is not probable and the tenant was classified as “cash basis” as of December 31, 2020. At the close of 2020, approximately 5% of our base rent and interest relates to tenants on cash basis as compared to approximately 2% at December 31, 2019. Additionally, as a result of the onset of COVID-19 in the first quarter of 2020, we reduced acquisition activity in the second and third quarters of the year, delaying a large portion of

2020 acquisition volume to the fourth quarter. As a result, our large fourth quarter acquisition activity contributed little to 2020 revenues. A smaller component of the increase in revenues between years is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. Additionally, during 2020 and 2019, primarily in connection with the sale of certain properties, we collected $0.6 million and $4.1 million, respectively, in early lease termination payments which are included in other income.

The pandemic has primarily impacted us through government mandated limits imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay rent. Currently, we estimate that nearly all of our properties are open for business with movie theaters remaining as the most impacted industry. We have increased our monthly rent and interest collections from 70% in May 2020 to 93% in February 2021. We have worked with a number of our tenants on short-term rent deferral arrangements, including through a structured rent relief program under which we allowed such tenants to defer a portion of their rent, with repayment primarily structured through short-term, interest-bearing notes. Through December 31, 2020, we have recognized net revenue aggregating approximately $57.1 million related to these deferral arrangements; of the aggregate $57.1 million, $38.2 million was recognized in the second quarter, $13.1 million was recognized in the third quarter and $5.8 million was recognized in the fourth quarter. Through December 31, 2020, we have collected $9.9 million of these receivables; the remaining receivables are generally expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. The weighted average initial capitalization rate on the properties we acquired during 2020 and 2019 was approximately 8.1% and 7.8%, respectively. As we expected, by the end of 2020, capitalization rates had returned to near 2019 levels and we estimate that the lease rates will remain steady as we move into 2021.

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

The following table summarizes our interest expense.

	For the Year Ended
	December 31,
(Dollars in thousands)	2020	2019
Interest expense - credit facility	$4,419	$2,573
Interest expense - credit facility fees	1,220	1,217
Interest expense - long-term debt (secured and unsecured)	155,991	145,767
Capitalized interest	(751)	(1,600)
Loss on defeasance of debt	—	735
Amortization of deferred financing costs and other	8,827	9,689
Total interest expense	$169,706	$158,381
Credit facility:
Average debt outstanding	$250,342	$74,198
Average interest rate during the period (excluding facility fees)	1.8%	3.5%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,639,735	$3,310,378
Average interest rate during the period	4.3%	4.4%

The increases in average outstanding long-term debt were the primary driver for the increases in interest expense on long-term debt. Long-term debt added during 2020 consisted of $350 million of 2.75% senior unsecured notes issued in November 2020. We used the proceeds from this issuance to prepay, without penalty, one of our $100 million bank term loans and STORE Master Funding Series 2015-1 Class A-1 notes aggregating $92.3 million at the time of prepayment; these notes were scheduled to mature in 2022 and bore an interest rate of 3.75%. As of December 31, 2020, we had $3.8 billion of long-term debt outstanding with a weighted average interest rate of 4.2%.

Interest expense for 2019 included a $0.7 million loss incurred in connection with the defeasance of secured debt on a property pending disposition; we made a $7.4 million payment (including expenses) to defease the note payable, which had a remaining outstanding principal balance of $6.7 million. Interest expense for 2020 and 2019 included $0.4 million and $1.1 million, respectively, in accelerated amortization of deferred financing costs primarily related to STORE Master Funding prepayments.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility increased from 2019 to 2020 due to higher average outstanding borrowings offset by a decrease in the weighted average interest rate incurred on our borrowings due to decreases in one-month LIBOR. During 2020, the average one-month LIBOR was approximately 170 basis points lower than 2019. As noted earlier, as a precautionary measure due to the uncertainty surrounding the COVID-19 pandemic, we borrowed $450 million under our revolving credit facility in March 2020 to increase liquidity and preserve financial flexibility and repaid this amount in full in August 2020. As a result of maintaining this additional liquidity for approximately five months, we incurred additional interest expense of approximately $3 million. As of December 31, 2020, we had no amounts outstanding under our revolving credit facility. The amount and timing of real estate acquisition activity and long-term debt and/or equity transactions will affect the level of borrowing activity on our credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented approximately $0.8 million and $1.6 million in 2020 and 2019, respectively.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2020, we owned nine properties that were vacant and not subject to a lease and the lease contracts related to just 13 owned properties are due to expire during 2021. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary period to period based on the timing of property vacancies and the level of underperforming properties.

We experienced an increase in property costs during 2020, primarily related to additional accrued property taxes on tenant locations highly impacted by COVID-19, where the likelihood of STORE being required to make the property tax payment on behalf of the tenant is higher.

As of December 31, 2020, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Year Ended December 31,
	2020	2019
Property-level operating costs (a)	$16,640	$5,462
Ground lease-related intangibles amortization expense	469	469
Operating ground lease payments made by STORE Capital	263	29
Operating ground lease payments made by STORE Capital tenants	2,097	2,219
Operating ground lease straight-line rent expense	48	56
Property taxes payable from tenant impounds	2,508	2,558
Total property costs	$22,025	$10,793
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $49.7 million in 2020 as compared to $54.3 million in 2019. The decrease in expense in 2020 is primarily a result of the derecognition of $6.7 million of previously recognized stock-based compensation expense during the first quarter of 2020 related to certain performance-based restricted stock unit awards that were no longer expected to be earned, a decrease in commission expense due to the reduction in acquisition volume and a reduction in travel related costs as a result of restrictions on travel imposed during the COVID-19 pandemic. This decrease was partially offset by increases due to the growth of our portfolio and related staff additions. Our employee base grew from 97 employees on December 31, 2019 to 106 employees as of December 31, 2020. Expenses for both years include approximately $2.0 million of executive severance costs. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows; however, such expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $222.0 million in 2019 to $242.9 million in 2020.

Provisions for Impairment

During 2020, we recognized provisions for impairment aggregating $23.0 million; of this amount, $22.0 million represented provisions for the impairment of real estate and $1.0 million represented provisions for credit losses related to our loans and financing receivables. During 2019, we recognized provisions for impairment of real estate aggregating $18.8 million.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During 2020, we recognized a $22.8 million aggregate net gain on the sale of 77 properties. In comparison, during 2019, we recognized an $84.1 million aggregate net gain on the sale of 95 properties and a $3.9 million non-cash gain resulting from the substitution of ten properties with a single tenant. The net proceeds from the dispositions of real estate during 2020 aggregated $215 million as compared to an aggregate original investment amount of $236 million. For properties sold during 2019, net proceeds aggregated $448 million as compared to an aggregate original investment amount of $429 million. As noted earlier, during 2020 and 2019, we also collected $0.6 million and $4.1 million, respectively, of early lease termination payments in connection with certain property sales.

Net Income

For the year ended December 31, 2020, our net income was $212.6 million reflecting a decrease from $285.0 million in 2019. The change in net income is primarily the result of lower aggregate net gains on dispositions of real estate.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net Income	$212,614	$284,975	$216,970
Depreciation and amortization of real estate assets	242,636	221,665	180,851
Provision for impairment of real estate	21,978	18,751	5,202
Net gain on dispositions of real estate (a)	(22,774)	(84,142)	(45,398)
Funds from Operations (b)	454,454	441,249	357,625
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(8,087)	(6,021)	(6,121)
Construction period rent deferrals	1,940	1,604	6,622
Amortization of:
Equity-based compensation	4,665	11,703	8,608
Deferred financing costs and other (c)	8,827	9,689	9,549
Lease-related intangibles and costs	3,034	2,856	2,433
Lease termination fees	(602)	(4,096)	—
Capitalized interest	(751)	(1,600)	(2,641)
Provision for loan losses	1,025	—	2,608
(Income) loss from non-real estate, equity method investment	(3,500)	—	—
Executive severance costs	1,980	1,956	—
Loss (gain) on defeasance/extinguishment of debt	—	735	(814)
Adjusted Funds from Operations (b)	$462,985	$458,075	$377,869

(a)	For the year ended December 31, 2018, includes $130,000 of income tax expense associated with gains recognized on the dispositions of certain properties.
(b)	FFO and AFFO for the year ended December 31, 2020, include approximately $57.1 million of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic. We account for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the consolidated balance sheet. For the year ended December 31, 2020, FFO and AFFO exclude $9.9 million collected under these short-term deferral arrangements.
(c)	For the years ended December 31, 2020, 2019 and 2018, includes $0.4 million, $1.1 million and $2.1 million, respectively, of accelerated amortization of deferred financing costs primarily related to the prepayment of debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At December 31, 2020, all our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.6 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although all our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate. During the year ended December 31, 2020, we had average daily outstanding borrowings of $250.3 million on our variable-rate credit facility, which bears interest based on one-month LIBOR, plus a credit spread of 1.0% based on our current credit rating.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for our variable-rate debt was approximately $3.4 million, or approximately 0.8% of net cash provided by operating activities, for the year ended December 31, 2020. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

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

At December 31, 2020, the Company does have contracts that are indexed to LIBOR and continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties; the $600 million unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of real estate investments
Description of the Matter

As described in Notes 2 and 3 to the financial statements, the Company recorded $834 million in acquisitions to real estate during 2020. Auditing the Company’s accounting for the 2020 acquisitions was complex and required specialized skills and knowledge due to the estimation involved in the allocation of the purchase price to the assets acquired, including land, buildings, improvements and intangible lease assets. The Company utilized multiple sources to estimate such values including third party appraisers and other data such as market rents and comparables.

How We Addressed the Matter in Our Audit

We obtained an understanding and tested the design and operating effectiveness of controls over the accounting for acquisitions, including controls over the initiation and approval of purchases, inputs and assumptions used in the valuation estimates, and allocation of value among the assets acquired. For a sample of acquisitions, we read the purchase agreements, evaluated the significant assumptions and methods used in developing the allocation estimates, and tested the recording of the assets acquired.

Our audit procedures included evaluating whether any intangible assets were properly identified and the appropriateness of market data and other significant assumptions, including land comparables and replacement costs. We reviewed the valuations completed by third party appraisers including a review of the underlying market data utilized. We further compared the allocations to those historically recognized by the Company and reviewed for any allocation outliers in the population. We involved valuation specialists to assist in the evaluation of significant assumptions used and the appropriateness of the approach selected and the qualifications of the third-party appraisers.

Real estate impairment
Description of the Matter

The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As more fully described in Note 2 to the financial statements, during 2020, the Company recorded impairment losses on certain real estate assets. Based on the factors impacting a property’s value, such as vacancy, undiscounted cash flows from the lease, and market trends as well as hold versus sale scenarios, the Company evaluated certain properties for recoverability and determined that specific assets were impaired. As a result, the Company recognized $22 million in impairment losses, which represented the amount by which the carrying values exceeded the estimated fair values of these assets.

How We Addressed the Matter in Our Audit

Auditing the Company's identification and measurement of impairment was complex as estimates underlying the determination of recoverability and fair value involved a high degree of subjectivity. Significant assumptions used in the Company’s fair value estimates were market comparable values, bona fide purchase offers on the properties, market rents, and terminal values.

We obtained an understanding and tested the design and operating effectiveness of controls over the Company’s processes to identify indicators of impairment and measure the fair value of the real estate assets that were impaired. Our audit procedures also included, among others, evaluating the significant assumptions used to estimate the undiscounted cash flows, including market rents and comparables, tenant conditions and hold or sell strategies. For assets that the book value was greater than the estimated undiscounted cash flows, we tested the fair value measurement through review of market transactions, purchase agreements, appraisals, market rents, capitalization and discount rates. We also involved a valuation specialist to assist in our evaluation of certain assumptions, such as market rents, capitalization and discount rates or comparable market property values without an active purchase agreement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Phoenix, Arizona

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on Internal Control Over Financial Reporting

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STORE Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Phoenix, Arizona

February 26, 2021

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Investments:
Real estate investments:
Land and improvements	$2,807,153	$2,634,285
Buildings and improvements	6,059,513	5,540,749
Intangible lease assets	61,634	73,366
Total real estate investments	8,928,300	8,248,400
Less accumulated depreciation and amortization	(939,591)	(740,124)
	7,988,709	7,508,276
Real estate investments held for sale, net	22,304	—
Operating ground lease assets	34,683	24,254
Loans and financing receivables, net	650,321	582,267
Net investments	8,696,017	8,114,797
Cash and cash equivalents	166,381	99,753
Other assets, net	141,942	81,976
Total assets	$9,004,340	$8,296,526

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$—
Unsecured notes and term loans payable, net	1,509,612	1,262,553
Non-recourse debt obligations of consolidated special purpose entities, net	2,212,634	2,328,489
Dividends payable	95,801	83,938
Operating lease liabilities	39,317	29,347
Accrued expenses, deferred revenue and other liabilities	131,198	106,814
Total liabilities	3,988,562	3,811,141
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 266,112,676 and 239,822,900 shares issued and outstanding, respectively	2,661	2,398
Capital in excess of par value	5,475,889	4,787,932
Distributions in excess of retained earnings	(459,977)	(302,609)
Accumulated other comprehensive loss	(2,795)	(2,336)
Total stockholders’ equity	5,015,778	4,485,385
Total liabilities and stockholders’ equity	$9,004,340	$8,296,526

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental revenues	$644,498	$625,415	$513,302
Interest income on loans and financing receivables	45,288	33,826	25,741
Other income	4,482	6,473	1,713
Total revenues	694,268	665,714	540,756
Expenses:
Interest	169,706	158,381	129,061
Property costs	22,025	10,793	4,250
General and administrative	49,685	54,274	45,725
Depreciation and amortization	242,925	221,975	181,826
Provisions for impairment	23,003	18,751	7,810
Total expenses	507,344	464,174	368,672
Other income:
Net gain on dispositions of real estate	22,774	84,142	45,528
Income from non-real estate, equity method investment	3,500	—	—
Income before income taxes	213,198	285,682	217,612
Income tax expense	584	707	642
Net income	$212,614	$284,975	$216,970

Net income per share of common stock—basic and diluted	$0.84	$1.24	$1.06
Weighted average common shares outstanding:
Basic	252,534,580	229,734,497	204,322,298
Diluted	252,651,040	230,289,541	204,933,292

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$212,614	$284,975	$216,970
Other comprehensive loss:
Unrealized losses on cash flow hedges	(1,437)	(1,142)	(1,353)
Cash flow hedge losses (gains) reclassified to interest expense	978	(1,053)	(1,547)
Total other comprehensive loss	(459)	(2,195)	(2,900)
Total comprehensive income	$212,155	$282,780	$214,070

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	193,766,854	$1,938	$3,381,090	$(214,845)	$2,759	$3,170,942
Net income	—	—	—	216,970	—	216,970
Other comprehensive loss	—	—	—	—	(2,900)	(2,900)
Issuance of common stock, net of costs of $12,253	27,125,559	271	741,394	—	—	741,665
Equity-based compensation	293,373	3	8,606	31	—	8,640
Shares repurchased under stock compensation plan	(113,948)	(1)	(2,008)	(826)	—	(2,835)
Common dividends declared ($1.28 per common share) and dividend equivalents on restricted stock units	—	—	—	(268,981)	—	(268,981)
Balance at December 31, 2018	221,071,838	2,211	4,129,082	(267,651)	(141)	3,863,501
Net income	—	—	—	284,975	—	284,975
Other comprehensive loss	—	—	—	—	(2,195)	(2,195)
Issuance of common stock, net of costs of $9,422	18,474,875	185	650,336	—	—	650,521
Equity-based compensation	443,330	4	11,698	27	—	11,729
Shares repurchased under stock compensation plan	(167,143)	(2)	(3,184)	(1,846)	—	(5,032)
Common dividends declared ($1.36 per common share) and dividend equivalents on restricted stock units	—	—	—	(318,114)	—	(318,114)
Balance at December 31, 2019	239,822,900	2,398	4,787,932	(302,609)	(2,336)	4,485,385
Adoption of ASC Topic 326, cumulative adjustment	—	—	—	(2,465)	—	(2,465)
Net income	—	—	—	212,614	—	212,614
Other comprehensive loss	—	—	—	—	(459)	(459)
Issuance of common stock, net of costs of $9,558	25,696,396	257	686,129	—	—	686,386
Equity-based compensation	732,511	6	4,659	5	—	4,670
Shares repurchased under stock compensation plan	(139,131)	—	(2,831)	(2,366)	—	(5,197)
Common dividends declared ($1.42 per common share) and dividend equivalents on restricted stock units	—	—	—	(365,156)	—	(365,156)
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$212,614	$284,975	$216,970
Adjustments to net income:
Depreciation and amortization	242,925	221,975	181,826
Amortization of deferred financing costs and other noncash interest expense	8,827	9,689	9,549
Amortization of equity-based compensation	4,665	11,703	8,608
Provisions for impairment	23,003	18,751	7,810
Net gain on dispositions of real estate	(22,774)	(84,142)	(45,528)
Income from non-real estate, equity method investment	(3,500)	—	—
Loss (gain) on defeasance/extinguishment of debt	—	735	(814)
Noncash revenue and other	(53,139)	(1,865)	2,291
Payments (made) received in settlement of cash flow hedges	—	(6,735)	4,288
Changes in operating assets and liabilities:
Other assets	(6,837)	(5,608)	(4,926)
Accrued expenses, deferred revenue and other liabilities	25,802	8,856	11,604
Net cash provided by operating activities	431,586	458,334	391,678
Investing activities
Acquisition of and additions to real estate	(917,038)	(1,451,269)	(1,514,718)
Investment in loans and financing receivables	(153,545)	(253,552)	(88,088)
Collections of principal on loans and financing receivables	46,618	16,377	5,205
Proceeds from dispositions of real estate	212,108	438,631	230,563
Net cash used in investing activities	(811,857)	(1,249,813)	(1,367,038)
Financing activities
Borrowings under credit facility	600,000	822,100	988,000
Repayments under credit facility	(600,000)	(957,100)	(1,143,000)
Borrowings under unsecured notes and term loans payable	348,453	347,410	348,303
Repayments under unsecured notes and term loans payable	(100,000)	—	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	549,596	591,843
Repayments under non-recourse debt obligations of consolidated special purpose entities	(127,659)	(228,252)	(283,770)
Financing and defeasance costs paid	(3,330)	(12,206)	(15,521)
Proceeds from the issuance of common stock	695,944	659,943	753,918
Stock issuance costs paid	(9,540)	(9,459)	(12,167)
Shares repurchased under stock compensation plans	(5,198)	(5,032)	(2,835)
Dividends paid	(353,204)	(307,157)	(255,572)
Net cash provided by financing activities	445,466	859,843	969,199
Net increase (decrease) in cash, cash equivalents and restricted cash	65,195	68,364	(6,161)
Cash, cash equivalents and restricted cash, beginning of period	111,381	43,017	49,178
Cash, cash equivalents and restricted cash, end of period	$176,576	$111,381	$43,017

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$166,381	$99,753	$27,511
Restricted cash included in other assets	10,195	11,628	15,506
Total cash, cash equivalents and restricted cash	$176,576	$111,381	$43,017

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$22,087	$17,464	$34,769
Net real estate assets surrendered to lender	—	—	12,573
Seller financing provided to purchaser of real estate sold	3,176	9,000	—
Acquisition of collateral property securing a mortgage note receivable	30,585	13,574	—
Non-recourse debt obligation assumed in conjunction with acquisition of property	6,215	—	—
Non-recourse debt obligation assumed by purchaser of real estate	—	—	20,845
Non-recourse debt forgiven by lender in exchange for collateral assets	—	—	12,874
Accrued financing and stock issuance costs	138	80	211
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$160,091	$142,933	$115,425
Cash paid during the period for income and franchise taxes	2,366	2,362	1,930

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2020

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2020 and 2019, these special purpose entities held assets totaling $7.7 billion and $7.0 billion, respectively, and had third-party liabilities totaling $2.3 billion and $2.4 billion, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Impact of the COVID-19 Pandemic

During the novel coronavirus (COVID-19) pandemic, the Company provided certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB has provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company has elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts. For the year ended December 31, 2020, the Company recognized $57.1 million of net revenue associated with these deferral arrangements with a corresponding increase in receivables that are included in other assets, net on the consolidated balance sheet. During the year ended December 31, 2020, the Company collected $9.9 million of the receivables related to these deferral arrangements; the remaining receivables are generally expected to be repaid over the next 36 months with the majority being repaid prior to the end of 2021.

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, the Company will account for such an acquisition as a financing arrangement and record the investment in loans and financing receivables on the consolidated balance sheet; should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of December 31, 2020 and 2019, the Company had $34.6 million and $28.3 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 4.6% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 1.0% of rental revenues.

The Company reviews its operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of lease payments with respect to any tenant is not probable, a direct write-off of the receivable is made and any future rental revenue is recognized only when the tenant makes a rental payment or when collectability is again deemed probable.

Direct costs incremental to successful lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. The Company periodically commits to fund the construction of new properties for its customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the Company’s leases are triple net, which means that the lessees are directly responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. For a few lease contracts, the Company collects property taxes from its customers and remits those taxes to governmental authorities. Subsequent to the adoption of ASC Topic 842, these property tax payments are presented on a gross basis as part of both rental revenues and property costs in the consolidated statements of income.

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Such events or changes in circumstances may include an expectation to sell certain assets in accordance with the Company’s long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, discount rates, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurement below. If an asset is determined to be impaired, the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the year ended December 31, 2020, the Company recognized an aggregate provision for impairment of real estate of $22.0 million; the estimated fair value of the impaired real estate assets at the time of impairment aggregated $80.7 million. The Company recognized aggregate provisions for the impairment of real estate of $18.8 million and $5.2 million during the years ended December 31, 2019 and 2018, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2020 and 2019, the Company had loans receivable with an aggregate outstanding principal balance of $39.9 million and $15.6 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC Topic 326) which changed how the Company measures credit losses for loans and financing receivables.

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. For the year ended December 31, 2020, the Company recognized an estimated $1.0 million of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the consolidated statements of income.

Prior to the adoption of ASC Topic 326, the Company periodically evaluated the collectibility of its loans receivable, including accrued interest, by analyzing the underlying property level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs. During the year ended December 31, 2018, the Company recognized a provision for loan losses of $2.6 million; the Company did not recognize any loan loss provisions during the year ended December 31, 2019.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $10.2 million and $11.6 million of restricted cash at December 31, 2020 and 2019, respectively, which are included in other assets, net, on the consolidated balance sheets.

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

As of December 31, 2020, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in 2021 (Note 4).

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

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$212,614	$284,975	$216,970
Less: earnings attributable to unvested restricted shares	(776)	(403)	(398)
Net income used in basic and diluted income per share	$211,838	$284,572	$216,572
Denominator:
Weighted average common shares outstanding	253,055,331	230,030,535	204,666,034
Less: Weighted average number of shares of unvested restricted stock	(520,751)	(296,038)	(343,736)
Weighted average shares outstanding used in basic income per share	252,534,580	229,734,497	204,322,298
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	116,460	555,044	610,994
Weighted average shares outstanding used in diluted income per share	252,651,040	230,289,541	204,933,292
(a)	For the years ended December 31, 2020, 2019 and 2018, excludes 127,136 shares, 122,224 shares and 113,895 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

The standard was effective for the Company on January 1, 2020 and was adopted retrospectively as of the beginning of the period of adoption. As a result, the Company’s investments in loans and certain leases that are accounted for as loans and financing receivables are directly impacted, requiring a cumulative-effect adjustment of $2.5 million to retained earnings upon adoption. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASC Topic 842). The adoption had no material impact on the Company’s internal controls.

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

In April 2020, the FASB issued a Staff Question & Answer (“Q&A”) which was intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the COVID-19 pandemic. The Q&A allows both lessors and lessees to elect not to evaluate whether concessions provided in response to the COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted. The Company, as lessor, has elected to apply such relief and will therefore not evaluate whether lease concessions that were granted in response to the COVID-19 pandemic meet the definition of a lease modification. The Company, as a lessee, has not received any concessions under its ground or other lease agreements resulting from the COVID-19 pandemic.

3. Investments

At December 31, 2020, STORE Capital had investments in 2,634 property locations representing 2,580 owned properties (of which 48 are accounted for as financing arrangements and 34 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 30 properties which secure mortgage loans. The gross investment portfolio totaled $9.64 billion at December 31, 2020 and consisted of the gross acquisition cost of the real estate investments totaling $8.95 billion, loans and financing receivables with an aggregate carrying amount of $650.3 million and operating ground lease assets totaling $34.7 million. As of December 31, 2020, approximately 37% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During 2018, 2019 and 2020, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2017	1,921	$6,233,910
Acquisition of and additions to real estate (a)(b)	389	1,538,015
Investment in loans and direct financing receivables	29	88,088
Sales of real estate	(80)	(227,135)
Principal collections on loans and direct financing receivables	(2)	(5,205)
Provisions for impairment		(7,810)
Other (c)	(2)	(14,793)
Gross investments, December 31, 2018	2,255	7,605,070
Acquisition of and additions to real estate (a)(d)(e)	305	1,440,399
Investment in loans and direct financing receivables (f)	48	262,552
Sales of real estate	(95)	(415,736)
Principal collections on loans and direct financing receivables (g)	(9)	(29,952)
Operating ground lease assets, net (h)		24,254
Provisions for impairment		(18,751)
Other (e)		(12,915)
Gross investments, December 31, 2019	2,504	8,854,921
Acquisition of and additions to real estate (a)(i)	203	959,842
Investment in loans and direct financing receivables (f)	11	156,721
Sales of real estate	(72)	(222,556)
Principal collections on loans and direct financing receivables (g)	(12)	(80,521)
Net change in operating ground lease assets (h)		10,429
Provisions for impairment		(23,003)
Adoption of expected credit loss standard (ASC Topic 326)		(2,465)
Other		(13,602)
Gross investments, December 31, 2020 (j)		9,639,766
Less accumulated depreciation and amortization (j)		(943,749)
Net investments, December 31, 2020	2,634	$8,696,017
(a)	Includes $2.6 million during 2018, $1.6 million during 2019 and $0.8 million during 2020 of interest capitalized to properties under construction.
(b)	Excludes $14.4 million of tenant improvement advances disbursed in 2018 which were accrued as of December 31, 2017.
(c)	Includes $14.3 million representing the gross carrying amount of two real estate properties surrendered to the lender in exchange for the release of the related indebtedness (Note 4).
(d)	Excludes $36.5 million of tenant improvement advances disbursed in 2019 which were accrued as of December 31, 2018.
(e)	During the year ended December 31, 2019, the Company completed a $21.2 million substitution transaction in which ten properties the Company owned and leased to a single tenant were substituted for ten other properties the tenant previously owned and are now leased to that same tenant; the Company recognized a $3.9 million non-cash gain on this transaction which is included in net gain on dispositions of real estate in the consolidated statement of income.
(f)	For the years ended December 31, 2019 and 2020, includes $9.0 million and $3.2 million, respectively, related to mortgage loans made to the purchasers of a real estate properties sold.

(g)	For the years ended December 31, 2019 and 2020, includes $13.6 million and $30.6 million of non-cash principal collection transactions in which the Company acquired the underlying collateral property and leased them back to the borrowers.
(h)	During the year ended December 31, 2019, includes $20.0 million of operating ground lease (or right-of-use) assets recognized upon initial adoption of ASC Topic 842 and $4.3 million of activity (new operating ground lease assets recognized net of amortization); during the year ended December 31, 2020, includes new operating ground lease assets recognized net of amortization.
(i)	Excludes $16.9 million of tenant improvement advances disbursed in 2020 which were accrued as of December 31, 2019.
(j)	Includes the dollar amount of investments ($26.5 million) and the accumulated depreciation and amortization ($4.2 million) related to real estate investments held for sale at December 31, 2020.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental revenues:
Operating leases (a)(c)	$644,733	$625,477	$515,299
Sublease income - operating ground leases (b)	2,096	2,227	—
Amortization of lease related intangibles and costs	(2,331)	(2,289)	(1,997)
Total rental revenues	$644,498	$625,415	$513,302

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$18,097	$13,866	$12,339
Sale-leaseback transactions accounted for as financing arrangements (c)	15,376	5,785	—
Direct financing receivables (c)	11,815	14,175	13,402
Total interest income on loans and financing receivables	$45,288	$33,826	$25,741
(a)	For the years ended December 31, 2020 and 2019, includes $2.5 million and $2.6 million, respectively, of property tax tenant reimbursement revenue and includes variable lease revenue of $4.0 million, $123,000 and $450,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the year ended December 31, 2020, includes $54.3 million of operating lease rental revenue, $2.6 million of interest income from mortgage and other loans receivable, $0.1 million of interest income from sale-leaseback transactions accounted for as financing arrangements and $0.1 million of interest income from direct financing receivables that have been deferred related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the consolidated balance sheet.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 520 customers geographically dispersed throughout 49 states. Only one state, Texas (10%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2020. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at December 31, 2020, with the largest customer representing 3.0% of the total investment portfolio. On an annualized basis, as of December 31, 2020, the largest customer represented 3.1% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 760 concepts; the largest of these concepts represented 2.4% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of December 31, 2020 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	750	$1,228,407	13%
Early childhood education centers	244	561,843	6
Health clubs	93	536,321	5
Furniture stores	69	504,185	5
Automotive repair and maintenance	176	453,719	5
Metal fabrication	91	450,008	5
Farm and ranch supply stores	42	383,807	4
All other service industries	877	3,403,339	35
All other retail industries	127	925,486	10
All other manufacturing industries	165	1,192,651	12
Total	2,634	$9,639,766	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at December 31, 2020 was approximately 14 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2020, nine of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2020, are as follows (in thousands):

2021	$708,730
2022	726,080
2023	723,273
2024	718,743
2025	715,103
Thereafter	6,336,130
Total future minimum rentals (a)	$9,928,059
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2020	2019
In-place leases	$37,440	$44,425
Ground lease-related intangibles	19,449	19,449
Above-market leases	4,745	9,492
Total intangible lease assets	61,634	73,366
Accumulated amortization	(27,935)	(28,948)
Net intangible lease assets	$33,699	$44,418

Aggregate lease intangible amortization included in expense was $4.3 million, $5.4 million and $5.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Based on the balance of the intangible assets as of December 31, 2020, the aggregate amortization expense is expected to be $3.5 million in 2021, $3.3 million in 2022, $2.9 million in 2023, $2.4 million in 2024 and $1.8 million in 2025; the amount expected to be amortized as a decrease to rental revenue is $0.2 million in 2021. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles, approximately 43 years for the amortizing ground lease-related intangibles and approximately three months for the above-market lease intangibles.

Operating Ground Lease Assets

As of December 31, 2020, STORE Capital had operating ground lease assets aggregating $34.7 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $2.4 million, $2.3 million, and $29,000 during the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020 and 2019, the Company also recognized in rental revenues $2.1 million and $2.2 million, respectively, of sublease revenue associated with its operating ground leases. The Company’s ground leases have remaining terms ranging from one year to 91 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 23 years at December 31, 2020. The weighted average discount rate used in calculating the operating lease liabilities was 5.7%.

The future minimum lease payments to be paid under the operating ground leases as of December 31, 2020 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2021	$401	$2,651	$3,052
2022	401	2,606	3,007
2023	4,149	2,628	6,777
2024	55	2,709	2,764
2025	57	2,394	2,451
Thereafter	3,128	46,721	49,849
Total lease payments	8,191	59,709	67,900
Less imputed interest	(3,188)	(29,926)	(33,114)
Total operating lease liabilities - ground leases	$5,003	$29,783	$34,786
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $59.7 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	December 31,
Type	Rate (a)	Date	2020	2019
Six mortgage loans receivable	7.94%	2021 - 2023	$101,793	$33,073
Four mortgage loans receivable	8.48%	2032 - 2037	14,673	18,760
Fourteen mortgage loans receivable (b)	8.69%	2051 - 2060	185,525	149,766
Total mortgage loans receivable			301,991	201,599
Equipment and other loans receivable	8.33%	2021 - 2026	31,636	25,066
Total principal amount outstanding—loans receivable			333,627	226,665
Unamortized loan origination costs			1,206	1,197
Sale-leaseback transactions accounted for as financing arrangements (c)	7.87%	2034 - 2043	204,469	186,614
Direct financing receivables			117,047	170,329
Allowance for credit and loan losses (d)			(6,028)	(2,538)
Total loans and financing receivables			$650,321	$582,267
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.
(d)	Balance includes $2.5 million of credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020, $2.5 million of loan loss reserves recognized prior to December 31, 2019 and $1.0 million of credit losses recognized during the year ended December 31, 2020.

Loans Receivable

At December 31, 2020, the Company held 55 loans receivable with an aggregate carrying amount of $330.6 million. Twenty-four of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 12 of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2024) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2021	$3,920	$37,621	$41,541
2022	2,487	9,331	11,818
2023	2,644	77,044	79,688
2024	2,777	—	2,777
2025	1,566	923	2,489
Thereafter	145,944	49,370	195,314
Total principal payments	$159,338	$174,289	$333,627

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of December 31, 2020 and 2019, the Company had $204.5 million and $186.6 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled minimum rentals to be received under these agreements (which will be reflected in interest income) as of December 31, 2020, were as follows (in thousands):

2021	$16,266
2022	16,390
2023	16,524
2024	16,719
2025	16,925
Thereafter	246,869
Total future scheduled payments	$329,693

Direct Financing Receivables

As of December 31, 2020 and 2019, the Company had $117.0 million and $170.3 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	2020	2019
Minimum lease payments receivable	$242,694	$378,659
Estimated residual value of leased assets	14,800	22,610
Unearned income	(140,447)	(230,940)
Net investment	$117,047	$170,329

As of December 31, 2020, the future minimum lease payments to be received under the direct financing lease receivables are expected to average approximately $11.7 million for each of the next five years and $184.0 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of December 31, 2020, $68.9 million of loans and financing receivables were categorized as investment grade and $586.2 million were categorized as non-investment grade. During the year ended December 31, 2020, there were $1.0 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of December 31, 2020, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2020, $41.8 million in 2019, none in 2018 and 2017, and $27.1 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $145.1 million in 2020, $206.1 million in 2019, $38.8 million in 2018, $13.2 million in 2017 and $183.0 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At December 31, 2020, the Company had no borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $6.1 billion at December 31, 2020.

The facility is recourse to the Company and, as of December 31, 2020, the Company was in compliance with the covenants under the facility.

At December 31, 2020 and 2019, unamortized financing costs related to the Company’s credit facility totaled $1.1 million and $2.1 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

In March 2018, February 2019 and November 2020, the Company completed public offerings of $350 million each in aggregate principal amount of senior unsecured notes (Public Notes). The Public Notes have coupon rates of 4.50%, 4.625% and 2.75%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes and May and November of each year for the 2020 Public Notes. The notes were issued at 99.515%, 99.260% and 99.558%, respectively, of their principal amounts.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of December 31, 2020, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2020, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan and, in March 2017, the Company entered into a second $100 million floating-rate, unsecured term loan. In March 2020, the Company elected to exercise the first one-year extension option on the 2017 loan; this 2017 loan was prepaid without penalty in November 2020. The interest rates on these loans reset monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.10% for the 2016 loan. The Company has entered into interest rate swap agreements that effectively convert the variable interest rate on the 2016 term loan to a fixed rate. The term loans were arranged with lenders who also participate in the Company’s unsecured revolving credit facility. The financial covenants of the term loan, which is a senior unsecured obligation of the Company, match the covenants of the unsecured credit facility and may be prepaid at any time without penalty.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	December 31,
	Date	Rate	2020	2019
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	—
Total notes payable			1,425,000	1,075,000
Term Loans:
Term Loan issued March 2017			—	100,000
Term Loan issued April 2016	Apr. 2021	2.44%	100,000	100,000
Total term loans			100,000	200,000
Unamortized discount			(4,867)	(3,766)
Unamortized deferred financing costs			(10,521)	(8,681)
Total unsecured notes and term loans payable, net			$1,509,612	$1,262,553

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $155.0 million at December 31, 2020.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2020, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.2 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $351.4 million at December 31, 2020.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		December 31,
	Date	Rate		2020	2019
Non-recourse net-lease mortgage notes:
$95,000 Series 2015-1, Class A-1				$—	$92,783
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		87,607	89,775
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		84,473	86,445
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		87,775	89,773
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		135,392	136,092
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		143,552	146,384
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,417	49,708
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		262,350	263,700
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		184,350	188,347
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		80,172	81,859
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,751	45,981
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		125,798	128,443
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		218,198	222,504
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		162,087	163,043
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		238,559	243,582
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		135,263	135,943
Total non-recourse net-lease mortgage notes				2,040,744	2,164,362
Non-recourse mortgage notes:
$16,100 note issued February 2014	Mar. 2021	4.83%		13,539	13,973
$13,000 note issued May 2012	May 2022	5.195%		10,355	10,727
$26,000 note issued August 2012	Sept. 2022	5.05%		20,867	21,608
$6,400 note issued November 2012	Dec. 2022	4.707%		5,133	5,319
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,666	10,004
$17,500 note issued August 2013	Sept. 2023	5.46%		14,695	15,150
$10,075 note issued March 2014	Apr. 2024	5.10%		9,004	9,188
$65,000 note issued June 2016	Jul. 2026	4.75%		60,409	61,531
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,549	5,758
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,215	—
Total non-recourse mortgage notes				197,122	194,948
Unamortized discount				(386)	(471)
Unamortized deferred financing costs				(24,846)	(30,350)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,212,634	$2,328,489
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of December 31, 2020, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of December 31, 2020, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2021	$32,945	$113,466	$146,411
2022	28,649	109,114	137,763
2023	24,458	265,357	289,815
2024	19,758	426,914	446,672
2025	17,464	256,613	274,077
Thereafter	45,484	2,422,644	2,468,128
	$168,758	$3,594,108	$3,762,866

5. Income Taxes

The Company’s total current income tax expense (benefit) was as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Federal income tax	$(4)	$42	$106
State income tax	588	665	536
Total current income tax expense	$584	$707	$642

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2020, 2019 and 2018.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2016 and tax returns filed for 2017 through 2019 remain subject to examination. The Company has a net operating loss carryforward (NOL) for income tax purposes of $1.5 million that was generated during the year ended December 31, 2011 and, therefore, has no impact on income tax expense for the three years ended December 31, 2020. This loss is available to reduce future REIT taxable income until it expires in 2031. At this time, the Company does not believe it is likely it will use the NOL to reduce future taxable income; therefore, any deferred tax asset associated with such NOL has been fully reserved.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2020 and 2019, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2020 and 2019.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2020	2019	2018
Ordinary income dividends	$1.0677	$1.2244	$1.1125
Capital gain dividends	0.0180	0.0965	0.1632
Return of capital	0.3243	0.0034	—
Total	$1.4100	$1.3243	$1.2757

6. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program) and terminated its previous program begun in November 2019 (the 2019 ATM Program).

The following tables outline the common stock issuances under these programs (in millions except share and per share information):

	Year Ended December 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	22,177,336	$26.28	$582.9	$(7.3)	$(0.3)	$575.3
$900 million 2020 ATM Program	3,519,060	$32.12	113.0	(1.7)	(0.2)	111.1
Total	25,696,396	$27.08	$695.9	$(9.0)	$(0.5)	$686.4

	Inception of Program Through December 31, 2020
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2019 ATM Program	27,203,702	$28.78	$782.9	$(9.2)	$(0.6)	$773.1
$900 million 2020 ATM Program	3,519,060	$32.12	113.0	(1.7)	(0.2)	111.1
Total	30,722,762	$29.16	$895.9	$(10.9)	$(0.8)	$884.2

The Company declared dividends payable to common stockholders totaling $364.0 million, $316.8 million and $267.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.

7. Long-Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the 2015 Plan), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. As of December 31, 2020, 3,405,272 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long-Term Incentive Plan (the 2012 Plan) which permits the issuance of up to 1,035,400 shares of common stock. As of December 31, 2020, 252,907 shares remain available for grant under the 2012 Plan.

Both the 2015 and 2012 Plans allow for awards to officers, directors and key employees of the Company in the form of restricted shares of the Company’s common stock and other equity-based awards including performance-based grants.

The following table summarizes the restricted stock award (RSA) activity:

	2020		2019		2018
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	285,238	$27.70	331,001	$24.10	403,751	$22.24
Shares granted	491,009	$22.63	131,158	$32.35	135,496	$24.14
Shares vested	(130,642)	$28.15	(162,315)	$24.24	(192,011)	$20.27
Shares forfeited	(6,051)	$30.89	(14,606)	$26.84	(16,235)	$23.33
Outstanding non-vested shares, end of year	639,554	$23.69	285,238	$27.70	331,001	$24.10
(1)	Grant date fair value

The Company grants RSAs to its officers, directors and key employees. Generally, restricted shares granted to the Company’s employees and its chairman vest in 25% increments in February or May of each year. The other independent directors receive annual grants that vest at the end of each term served. As permitted, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2015 and 2012 Plans, the Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight-line basis or the amount vested. The fair value of the RSAs is based on the closing price per share of the Company’s common stock on the date of the grant.

The Company has granted restricted stock unit awards (RSUs) with (a) both a market and a performance condition or (b) a market condition to its executive officers; these awards also contain a service condition. The number of common shares to be earned from each grant range from zero to 100% of the total RSUs granted over a three-year performance period. The following table summarizes the RSU activity:

	Number of RSUs
	2020	2019	2018
Non-vested and outstanding, beginning of year	1,203,018	1,015,861	919,041
RSUs granted	534,141	628,909	540,975
RSUs vested	(376,961)	(284,775)	(289,556)
RSUs forfeited	(62,023)	(156,977)	(79,745)
RSUs not earned	—	—	(74,854)
Non-vested and outstanding, end of year	1,298,175	1,203,018	1,015,861

For the 2020, 2019 and 2018 grants, one-half of the common shares to be earned is based on the Company’s total shareholder return (TSR) measured against a market index and one-half of the number of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. For the 2017 grants, one-half of the number of common shares to be earned was based on the Company’s TSR measured against the benchmark TSR of a peer group or market index and one-half of the number of shares to be earned was based on the Company’s TSR measured against pre-determined thresholds. The TSR is a measure of stock price appreciation plus dividends paid during the measurement period. To the extent market and service conditions were met, the earned RSUs from each grant awarded in 2017 vested 50% at the end of the three-year performance period and, subject to continued employment, 50% at the end of one additional year. The 2020, 2019 and 2018 awards vest 100% at the end of the three-year performance period to the extent market, performance and service conditions are met. The RSUs accrue dividend equivalents which are paid only if the award vests. During the years ended December 31, 2020, 2019 and 2018, the Company accrued dividend equivalents expected to be paid on earned awards of $1.2 million, $1.3 million and $1.1 million, respectively; during the years ended December 31, 2020, 2019 and 2018, the Company paid $1.1 million, $1.3 million and $585,000, respectively, of these accrued dividend equivalents to its executive officers.

The Company valued the RSUs with a performance condition based on the closing price per share of the Company’s common stock on the date of the grant multiplied by the number of awards expected to be earned. The Company valued the RSUs with a market condition using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $5.4 million, $5.6 million and $3.1 million for the 2020, 2019 and 2018 and, respectively. The estimated fair value is amortized to expense on a tranche by tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the RSUs with a market condition for each grant year:

	2020	2019	2018
Volatility	19.31%	21.14%	21.00%
Risk-free interest rate	1.42%	2.38%	2.38%
Dividend yield	0.00%	0.00%	0.00%

The 2015 and 2012 Plans each allow the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting of RSAs and RSUs by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the years ended December 31, 2020, 2019 and 2018, the Company repurchased an aggregate 139,131 shares, 167,143 shares and 113,948 shares, respectively, in connection with this tax withholding obligation.

Compensation expense for equity-based payments totaled $4.7 million, $11.7 million and $8.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in general and administrative expenses. At December 31, 2020, STORE Capital had $16.6 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements which will be recognized through February 2024.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2020, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $119.1 million, of which $106.9 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027; the lease allows for one five-year renewal period at the option of the Company. During the years ended December 31, 2020, 2019 and 2018, total rent expense was $737,000, $724,000, and $721,000, respectively, which is included in general and administrative expense on the consolidated statements of income. At December 31, 2020, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $776,000 in 2021, $791,000 in 2022, $805,000 in 2023, $819,000 in 2024, $834,000 in 2025 and $1.3 million thereafter. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at December 31, 2020, the balance of the right-of-use asset was $4.0 million, which is included in other assets, net on the consolidated balance sheet, and the balance of the related lease liability was $4.5 million.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed at least six consecutive months of service or, if earlier, one year of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $515,000 in 2020, $478,000 in 2019, and $406,000 in 2018.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $0.4 million at December 31, 2020 and an asset of $0.3 million at December 31, 2019; derivative assets are included in other assets, net, and derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at December 31, 2020 and 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and tenant deposits. Generally, these assets and liabilities are short-term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the carrying values of its fixed-rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2020, these debt obligations had an aggregate carrying value of $3,722.2 million and an estimated fair value of $4,047.6 million. At December 31, 2019, these debt obligations had an aggregate carrying value of $3,591.0 million and an estimated fair value of $3,812.7 million.

10. Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited consolidated quarterly financial information for 2020 and 2019. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Total revenues	$177,897	$168,280	$175,223	$172,868	$694,268
Net income	62,660	40,600	54,630	54,724	212,614
Net income per share of common stock—basic and diluted	0.26	0.16	0.21	0.21	0.84
Dividends declared per common share	0.35	0.35	0.36	0.36	1.42

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Total revenues	$156,638	$163,787	$171,834	$173,455	$665,714
Net income	45,556	67,964	111,618	59,837	284,975
Net income per share of common stock—basic and diluted	0.20	0.30	0.48	0.25	1.24
Dividends declared per common share	0.33	0.33	0.35	0.35	1.36

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein. Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. This report is included under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Director Nominations under the heading “Governance – Proposal No. 1-Election of Directors,” the information regarding Executive Officers under the heading “Executive Compensation – Executive Officers,” the information regarding our Code of Business Conduct and Ethics under the heading “Governance – Additional Corporate Governance Features,” and the information regarding the Audit Committee under the heading “Governance – Board and Committee Governance” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information regarding director compensation under the heading “Governance – 2020 Director Compensation” and the information under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Payments upon Termination or Change in Control” under the principal heading “Executive Compensation” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding share ownership under the heading “Ownership of Our Stock – Beneficial Ownership of Our Common Stock by Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2020:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders			3,658,179	(1)
Equity compensation plans not approved by stockholders
Total	—	—	3,658,179
(1)	Represents 3,405,272 shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan and 252,907 shares available for future issuance under the STORE Capital Corporation 2012 Long-Term Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding director independence and related party transactions under the heading “Governance – Director Independence and Related Party Transactions” in the Company's 2021 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors under the heading “Audit Matters” in the Company's 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

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

Exhibit	Description	Location
3.1	Articles of Amendment and Restatement of STORE Capital Corporation filed with the State Department of Assessments and Taxation of the State of Maryland on June 5, 2018.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
3.2	Fourth Amended and Restated Bylaws of STORE Capital Corporation, effective May 30, 2019.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 30, 2019 and filed with the SEC on May 31, 2019.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2014 and filed with the SEC on November 21, 2014.
4.2	Description of the Company’s Common Stock.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 21, 2020.

4.3

Seventh Amended and Restated Master Indenture dated as of November 13, 2019, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC and STORE Master Funding XIV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee, relating to Net-Lease Mortgage Notes.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2019 and filed with the SEC on November 14, 2019.
4.4

Series 2013-1 Indenture Supplement dated as of March 27, 2013, by and among STORE Master Funding I, LLC and STORE Master Funding II, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC on September 23, 2014.
4.5

Series 2013-2 Indenture Supplement dated as of July 25, 2013, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, and STORE Master Funding III, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC on September 23, 2014.
4.6

Series 2013-3 Indenture Supplement dated as of December 3, 2013, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, and STORE Master Funding IV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC on September 23, 2014.
4.7

Series 2014-1 Indenture Supplement dated as of May 6, 2014, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, and STORE Master Funding V, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC on September 23, 2014.
4.8

Series 2015-1 Indenture Supplement dated as of April 16, 2015, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 16, 2015 and filed with the SEC on April 20, 2015.

4.9

Series 2016-1 Indenture Supplement dated as of October 18, 2016, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2016 and filed with the SEC on October 21, 2016.
4.10

Series 2018-1 Indenture Supplement dated as of October 22, 2018, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 22, 2018 and filed with the SEC on October 23, 2018.

4.11

Series 2019-1 Indenture Supplement dated as of November 13, 2019, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC and STORE Master Funding XIV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2019 and filed with the SEC on November 14, 2019.
4.12		Indenture, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on March 15, 2018.
4.13		Supplemental Indenture No. 1, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on March 15, 2018.
4.14		Supplemental Indenture No. 2, dated as of February 28, 2019, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on February 28, 2019.
4.15		Supplemental Indenture No. 3 dated as of November 18, 2020, by and between STORE Capital Corporation and Wilmington Trust Company (including form of Note).	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2020 and filed with the SEC on November 18, 2020.
10.1	*	STORE Capital Corporation 2015 Omnibus Equity Incentive Plan.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.2	*	STORE Capital Corporation 2012 Long-Term Incentive Plan.	Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC on September 23, 2014.
10.3	*	Form of 2012 Long-Term Incentive Award Plan Restricted Stock Award Grant Agreement.	Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated and filed with the SEC on September 23, 2014.
10.4	*	Form of Indemnification Agreement by and between STORE Capital Corporation and each of its directors and executive officers.	Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2014 and filed with the SEC on November 26, 2014.
10.5	*	Employment Agreement dated as of November 2, 2017, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher H. Volk.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 23, 2018.
10.6	*	Employment Agreement dated as of November 2, 2017, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Catherine Long.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 23, 2018.
10.7	*	Employment Agreement dated as of November 2, 2017, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Mary Fedewa.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 23, 2018.

10.8	*	Employment Agreement dated as of August 19, 2019, by and among STORE Capital Corporation, STORE Capital Advisors, LLC and Chad A. Freed.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 7, 2020.
10.9	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.10	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement for Directors (2019).	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019
10.11	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2015 and filed with the SEC on March 30, 2015.
10.12	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2018).	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 4, 2018.
10.13	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2019).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 3, 2019.
10.14		Note Purchase Agreement dated as of November 19, 2015, by and among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2015 and filed with the SEC on November 23, 2015.
10.15		Note Purchase Agreement dated as of April 28, 2016, by and among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2016 and filed with the SEC on May 2, 2016.
10.16

Amended and Restated Credit Agreement, dated as of February 9, 2018, by and among STORE Capital Corporation, as Borrower, KeyBank National Association, as Lender and Administrative Agent, the other Lenders party thereto, KeyBank Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and BMO Harris Bank N.A., Capital One, National Association, Regions Bank, SunTrust Bank and U.S. Bank National Association, as Co-Documentation Agents.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2018 and filed with the SEC on February 12, 2018.
10.17

First Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2019, by and among STORE Capital Corporation, as Borrower, KeyBank National Association, as a 2017 Term Loan Lender and Administrative Agent, and the other 2017 Term Loan Lenders party thereto.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 3, 2019.

10.18

Sixth Amended and Restated Property Management and Servicing Agreement, dated as of November 13, 2019, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, and STORE Master Funding XIV, LLC, collectively as Issuers, STORE Capital Corporation, as Property Manager and Special Servicer, KeyBank National Association, as Back-Up Manager, and Citibank, N.A., as Indenture Trustee.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2019 and filed with the SEC on November 14, 2019.
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
101

The following financial statements from STORE Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, are formatted in Inline Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

*Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORE CAPITAL CORPORATION

Date: February 26, 2021	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Christopher H. Volk	Chief Executive Officer and Director	February 26, 2021
Christopher H. Volk	(principal executive officer)

/s/Catherine Long	Executive Vice President, Chief Financial Officer and Treasurer	February 26, 2021
Catherine Long	(principal financial officer)

/s/Stacy M. LaFrance	Senior Vice President, Chief Accounting Officer and Assistant Treasurer	February 26, 2021
Stacy M. LaFrance	(principal accounting officer)

/s/Morton H. Fleischer	Chairman of the Board of Directors	February 26, 2021
Morton H. Fleischer

/s/Mary Fedewa	President, Chief Operating Officer and Director	February 26, 2021
Mary Fedewa

/s/Joseph M. Donovan	Director	February 26, 2021
Joseph M. Donovan

/s/William F. Hipp	Director	February 26, 2021
William F. Hipp

/s/Tawn Kelley	Director	February 26, 2021
Tawn Kelley

/s/Catherine D. Rice	Director	February 26, 2021
Catherine D. Rice

/s/Einar A. Seadler	Director	February 26, 2021
Einar A. Seadler

/s/Quentin P. Smith, Jr.	Director	February 26, 2021
Quentin P. Smith, Jr.

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2020 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
SERVICE INDUSTRIES:
Restaurants -- Full Service	161	28	$-	$117,938	$198,994	$1,961	$17,250	$119,899	$216,244	$336,143	$(32,567)	1892 - 2019	2011 - 2019
Restaurants -- Full Service	197	33	(f)	167,204	236,134	6,111	25,604	173,315	261,738	435,053	(69,988)	1880 - 2017	2011 - 2019
Restaurants -- Full Service	5	2	5,549	5,123	5,981	-	-	5,123	5,981	11,104	(2,125)	1994 - 2006	2012

Restaurants -- Limited Service	115	20	-	49,840	68,285	2,215	10,221	52,055	78,506	130,561	(12,636)	1938 - 2019	2014 - 2020
Restaurants -- Limited Service	247	26	(f)	105,477	114,027	1,961	7,391	107,438	121,418	228,856	(40,595)	1929 - 2018	2011 - 2018

Child Day Care Services	81	20	-	64,349	135,520	2,276	7,532	66,625	143,052	209,677	(19,272)	1779 - 2018	2012 - 2020
Child Day Care Services	164	23	(f)	107,744	201,841	4,972	33,207	112,716	235,048	347,764	(45,436)	1905 - 2020	2011 - 2020

Health Clubs	36	17	-	59,658	122,058	4,154	27,482	63,812	149,540	213,352	(13,294)	1973 - 2020	2012 - 2020
Health Clubs	52	16	(f)	68,243	138,570	9,521	53,807	77,764	192,377	270,141	(29,275)	1961 - 2020	2011 - 2020
Health Clubs	4	3	19,754	6,584	25,461	51	-	6,635	25,461	32,096	(4,035)	1995 - 2005	2014 - 2020

Automotive Repair and Maintenance	118	16	-	98,928	165,558	9,393	28,719	108,321	194,277	302,598	(18,770)	1930 - 2019	2015 - 2020
Automotive Repair and Maintenance	48	14	(f)	42,003	69,422	294	2,210	42,297	71,632	113,929	(12,896)	1960 - 2020	2011 - 2020

Movie Theaters	17	12	-	47,359	71,033	4,899	49,296	52,258	120,329	172,587	(19,992)	1973 - 2019	2014 - 2019
Movie Theaters	11	7	(f)	25,218	45,394	4,114	27,556	29,332	72,950	102,282	(15,123)	1989 - 2016	2011 - 2019
Movie Theaters	5	1	20,867	15,708	24,322	-	-	15,708	24,322	40,030	(9,606)	1995 - 2010	2012

Lumber and Other Construction Materials Merchant Wholesalers	110	19	-	121,532	134,031	-	1	121,532	134,032	255,564	(23,039)	1798 - 2009	2016 - 2020
Lumber and Other Construction Materials Merchant Wholesalers	14	3	(f)	25,697	15,449	-	-	25,697	15,449	41,146	(4,218)	1940 - 2006	2013 - 2020

Elementary and Secondary Schools	6	2	-	40,985	72,203	5,576	27,806	46,561	100,009	146,570	(5,323)	1956 - 2018	2015 - 2020
Elementary and Secondary Schools	2	2	(f)	4,473	12,071	-	-	4,473	12,071	16,544	(3,094)	1945 - 1991	2012 - 2013
Elementary and Secondary Schools	2	1	10,355	7,537	12,397	1,218	4,646	8,755	17,043	25,798	(4,872)	1987 - 1990	2012

Other Personal Services	38	11	-	31,428	37,141	7,732	27,258	39,160	64,399	103,559	(6,906)	1968 - 2020	2016 - 2020
Other Personal Services	38	17	(f)	24,134	45,560	2,346	2,105	26,480	47,665	74,145	(13,598)	1930 - 2012	2011 - 2018

Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	12	5	-	39,403	107,386	-	1	39,403	107,387	146,790	(6,325)	1870 - 2011	2016 - 2020

Other Professional, Scientific, and Technical Services	56	19	-	28,567	44,346	451	5,073	29,018	49,419	78,437	(5,286)	1910 - 2011	2016 - 2020
Other Professional, Scientific, and Technical Services	50	17	(f)	20,683	44,134	-	-	20,683	44,134	64,817	(8,462)	1950 - 2014	2014 - 2019

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2020 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Outpatient Care Centers	42	13	-	21,118	57,390	1,885	10,039	23,003	67,429	90,432	(8,092)	1950 - 2020	2013 - 2020
Outpatient Care Centers	15	5	(f)	7,211	20,308	3,579	18,675	10,790	38,983	49,773	(5,875)	1928 - 2006	2013 - 2020

Commercial and Industrial Machinery and Equipment Rental and Leasing	23	8	-	20,859	34,232	-	3	20,859	34,235	55,094	(3,377)	1927 - 2017	2017 - 2020
Commercial and Industrial Machinery and Equipment Rental and Leasing	22	11	(f)	34,637	37,542	4,809	5,379	39,446	42,921	82,367	(5,203)	1961 - 2019	2013 - 2019

Family Entertainment Centers	5	4	-	20,829	44,955	1,712	1,385	22,541	46,340	68,881	(4,616)	1913 - 2017	2013 - 2020
Family Entertainment Centers	8	3	(f)	16,688	32,880	1,883	6,378	18,571	39,258	57,829	(8,398)	1993 - 2015	2011 - 2018

Offices of Physicians	29	7	-	14,611	53,626	-	1,719	14,611	55,345	69,956	(3,595)	1865 - 2014	2015 - 2020
Offices of Physicians	16	4	(f)	12,276	42,408	22	327	12,298	42,735	55,033	(4,576)	1977 - 2017	2017 - 2018

Wholesale Automobile Auction	8	6	(f)	67,108	41,453	6,086	2,661	73,194	44,114	117,308	(12,520)	1972 - 2015	2012 - 2019

Metal and Mineral Merchant Wholesalers	13	9	-	18,407	40,540	-	-	18,407	40,540	58,947	(2,622)	1962 - 2001	2015 - 2020
Metal and Mineral Merchant Wholesalers	8	4	(f)	5,382	15,270	-	-	5,382	15,270	20,652	(4,647)	1957 - 1995	2013

Corporate Aircraft Repair and Maintenance Facilities	2	2	-	3,798	53,841	-	-	3,798	53,841	57,639	(5,351)	1988 - 2018	2015 - 2018
Corporate Aircraft Repair and Maintenance Facilities	1	1	(f)	1,883	14,234	-	-	1,883	14,234	16,117	(2,055)	1988	2014

Medical and Diagnostic Laboratories	3	3	-	4,026	13,055	-	-	4,026	13,055	17,081	(1,682)	1959 - 1999	2016 - 2017
Medical and Diagnostic Laboratories	17	2	(f)	7,063	43,259	-	-	7,063	43,259	50,322	(8,346)	1985 - 2011	2014 - 2018

Consumer Goods Rental	16	12	-	7,481	20,412	-	6	7,481	20,418	27,899	(3,643)	1972 - 2014	2014 - 2017
Consumer Goods Rental	28	11	(f)	10,222	24,075	-	-	10,222	24,075	34,297	(5,965)	1920 - 2014	2013 - 2017

Colleges, Universities, and Professional Schools	4	2	-	3,165	24,070	766	4,161	3,931	28,231	32,162	(5,997)	1995 - 2015	2014
Colleges, Universities, and Professional Schools	1	1	14,695	4,528	22,213	-	-	4,528	22,213	26,741	(3,892)	2008	2013

Machinery, Equipment, and Supplies Merchant Wholesalers	2	2	-	746	1,857	-	-	746	1,857	2,603	(319)	1970 - 1988	2016
Machinery, Equipment, and Supplies Merchant Wholesalers	11	9	(f)	12,644	34,346	764	6,492	13,408	40,838	54,246	(8,625)	1974 - 2018	2013 - 2018

Psychiatric and Substance Abuse Hospitals	13	3	-	17,080	28,376	81	8,407	17,161	36,783	53,944	(2,715)	1951 - 2007	2016 - 2020

Amusement and Theme Parks	5	3	-	27,934	-	1,858	784	29,792	784	30,576	(1,881)	1950 - 2012	2015 - 2016
Amusement and Theme Parks	1	1	(f)	3,864	13,408	329	2,176	4,193	15,584	19,777	(3,971)	2009	2015

Bowling Centers	5	2	-	10,233	9,921	144	797	10,377	10,718	21,095	(1,823)	1957 - 2003	2015 - 2018
Bowling Centers	4	2	(f)	5,556	11,876	169	3,135	5,725	15,011	20,736	(1,384)	1994 - 2007	2018 - 2019

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2020 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Freight Transportation Arrangement	2	2	-	2,720	14,809	846	4,793	3,566	19,602	23,168	(3,361)	1997 - 2000	2014
Freight Transportation Arrangement	1	1	(f)	1,818	13,195	-	-	1,818	13,195	15,013	(1,277)	2014	2017

Warehousing and Storage	1	1	-	9,634	27,475	-	-	9,634	27,475	37,109	(4,685)	2000	2017

All Other Service	125	32	-	101,923	223,059	3,407	22,695	105,330	245,754	351,084	(30,954)	1860 - 2018	2014 - 2020
All Other Service	20	10	(f)	10,574	49,384	128	825	10,702	50,209	60,911	(8,496)	1920 - 2002	2014 - 2018
All Other Service	1	1	9,666	807	13,794	-	620	807	14,414	15,221	(2,739)	2008	2012

TOTAL SERVICE INDUSTRIES	2,041		80,886	1,812,640	3,224,581	97,713	458,622	1,910,353	3,683,203	5,593,556	(599,415)

RETAIL INDUSTRIES:
Furniture Stores	41	13	-	69,285	240,786	2,689	22,015	71,974	262,801	334,775	(23,738)	1924 - 2019	2014 - 2020
Furniture Stores	26	10	(f)	49,384	90,731	896	6,906	50,280	97,637	147,917	(21,481)	1946 - 2017	2011 - 2019
Furniture Stores	2	1	5,133	4,733	5,994	-	-	4,733	5,994	10,727	(1,793)	2006	2012

Farm and Ranch Supply Stores	37	8	-	68,092	126,308	33,053	56,248	101,145	182,556	283,701	(23,852)	1967 - 2020	2015 - 2019
Farm and Ranch Supply Stores	5	3	60,409	32,348	67,758	-	-	32,348	67,758	100,106	(14,797)	1966 - 2015	2016

Other Motor Vehicle Dealers	13	9	-	35,590	55,452	9,199	17,557	44,789	73,009	117,798	(7,701)	1995 - 2019	2013 - 2020
Other Motor Vehicle Dealers	14	11	(f)	31,335	54,213	10,122	11,829	41,457	66,042	107,499	(19,706)	1974 - 2013	2012 - 2018

Car Dealers	35	14	-	81,214	116,403	2,181	8,995	83,395	125,398	208,793	(10,969)	1963 - 2020	2015 - 2020
Car Dealers	2	2	(f)	4,114	6,700	-	-	4,114	6,700	10,814	(936)	1946 - 1977	2017

All Other Retail	32	16	-	61,401	176,128	-	108	61,401	176,236	237,637	(18,877)	1960 - 2018	2012 - 2020
All Other Retail	28	12	(f)	60,775	134,561	61	482	60,836	135,043	195,879	(28,071)	1955 - 2019	2011 - 2019

TOTAL RETAIL INDUSTRIES	235		65,542	498,271	1,075,034	58,201	124,140	556,472	1,199,174	1,755,646	(171,921)

MANUFACTURING INDUSTRIES:
Plastics Product Manufacturing	12	8	-	18,641	75,575	-	1	18,641	75,576	94,217	(11,605)	1965 - 2001	2015 - 2020
Plastics Product Manufacturing	4	3	(f)	6,637	22,008	-	-	6,637	22,008	28,645	(5,108)	1966 - 1999	2013 - 2018

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	24	9	-	25,889	82,649	-	1	25,889	82,650	108,539	(12,041)	1908 - 2002	2015 - 2020

Household and Institutional Furniture and Kitchen Cabinet Manufacturing	2	2	-	6,894	28,460	-	-	6,894	28,460	35,354	(3,296)	1966 - 1995	2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	6	1	41,690	15,385	48,917	-	-	15,385	48,917	64,302	(4,514)	1989 - 2001	2018

Architectural and Structural Metals Manufacturing	12	9	-	10,360	44,628	115	1,841	10,475	46,469	56,944	(2,941)	1950 - 2007	2018 - 2020
Architectural and Structural Metals Manufacturing	11	10	(f)	6,019	31,816	-	603	6,019	32,419	38,438	(1,495)	1950 - 2005	2019 - 2020

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2020 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Motor Vehicle Parts Manufacturing	10	6	-	13,024	51,680	-	-	13,024	51,680	64,704	(3,685)	1950 - 1993	2018 - 2020
Motor Vehicle Parts Manufacturing	5	2	(f)	5,349	21,684	-	-	5,349	21,684	27,033	(4,153)	1980 - 2003	2017

Forging and Stamping	9	7	-	19,508	54,628	-	-	19,508	54,628	74,136	(7,621)	1906 - 1996	2017 - 2018
Forging and Stamping	2	2	(f)	1,960	4,588	-	-	1,960	4,588	6,548	(1,436)	1958 - 1999	2014

Foundries	5	3	-	8,465	22,650	-	1	8,465	22,651	31,116	(955)	1909 - 1978	2019 - 2020
Foundries	13	8	(f)	8,452	22,031	2,064	12,984	10,516	35,015	45,531	(9,451)	1948 - 2005	2013 - 2019

Aerospace Product and Parts Manufacturing	10	7	-	12,390	41,283	1,393	9,203	13,783	50,486	64,269	(6,688)	1953 - 1995	2016 - 2019
Aerospace Product and Parts Manufacturing	2	2	(f)	2,279	4,469	-	-	2,279	4,469	6,748	(615)	1985 - 2004	2017

Semiconductor and Other Electronic Component Manufacturing	4	4	-	16,932	22,924	-	-	16,932	22,924	39,856	(2,753)	1967 - 1999	2016 - 2018
Semiconductor and Other Electronic Component Manufacturing	1	1	9,004	4,398	11,502	-	-	4,398	11,502	15,900	(4,852)	1960	2013

Bakeries and Tortilla Manufacturing	1	1	-	1,372	25,557	-	-	1,372	25,557	26,929	(880)	1993	2019
Bakeries and Tortilla Manufacturing	3	3	(f)	4,357	17,952	-	-	4,357	17,952	22,309	(1,726)	1994 - 2004	2014 - 2019

Fruit and Vegetable Preserving and Specialty Food Manufacturing	5	5	-	11,546	37,267	-	-	11,546	37,267	48,813	(1,587)	1870 - 1992	2020

Medical Equipment and Supplies Manufacturing	5	4	-	7,505	40,644	-	-	7,505	40,644	48,149	(7,568)	1954 - 2001	2014 - 2016

Other Food Manufacturing	2	2	-	4,985	39,846	-	-	4,985	39,846	44,831	(1,492)	1980 - 2001	2019

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	3	3	-	5,778	27,567	-	7,312	5,778	34,879	40,657	(2,203)	1960 - 1983	2018 - 2019

Navigational, Measuring, Electromedical, and Control Instruments Manufacturing	6	6	-	12,146	26,304	-	-	12,146	26,304	38,450	(1,118)	1956 - 2004	2018 - 2020

Grain and Oilseed Milling	2	1	-	174	32,951	-	-	174	32,951	33,125	-	1963 - 2001	2020

All Other Manufacturing	68	27	-	81,875	245,711	3,293	18,996	85,168	264,707	349,875	(33,200)	1924 - 2008	2014 - 2020
All Other Manufacturing	15	8	(f)	21,143	40,903	-	-	21,143	40,903	62,046	(7,337)	1950 - 1997	2011 - 2019

TOTAL MANUFACTURING INDUSTRIES	242		50,694	333,463	1,126,194	6,865	50,942	340,328	1,177,136	1,517,464	(140,320)

	2,518		$197,122	$2,644,374	$5,425,809	$162,779	$633,704	$2,807,153	$6,059,513	$8,866,666	$(911,656)

(a)	As of December 31, 2020, we had investments in 2,604 single-tenant real estate property locations including 2,580 owned properties and 24 ground lease interests; 48 of our owned properties are accounted for as financing arrangements and 34 are accounted for as direct financing receivables and are excluded from the table above. In addition, four of the owned properties are considered to be held for sale at December 31, 2020 and are excluded from the table above. Initial costs exclude intangible lease assets totaling $61.6 million.
(b)	The aggregate cost for federal income tax purposes is approximately $9,119.8 million.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018

Balance, beginning of year	$8,175,034	$7,168,720	$5,856,345
Additions
Acquisitions	834,023	1,293,793	1,314,129
Improvements	130,051	149,963	221,578
Deductions
Provision for impairment of real estate	(21,978)	(18,201)	(5,202)
Other	(11,184)	(8,419)	—
Cost of real estate sold	(212,818)	(410,822)	(218,130)
Reclasses to held for sale	(26,462)	—	—
Balance, end of year	$8,866,666	$8,175,034	$7,168,720

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018

Balance, beginning of year	$(711,176)	$(556,690)	$(402,747)
Additions
Depreciation expense	(238,853)	(216,726)	(175,545)
Deductions
Accumulated depreciation associated with real estate sold	23,031	53,821	21,602
Other	11,184	8,419	—
Reclasses to held for sale	4,158	—	—
Balance, end of year	$(911,656)	$(711,176)	$(556,690)

(e)	The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.
(f)	Property is collateral for non-recourse debt obligations totaling $2.0 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2020

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (c)
First mortgage loans:
Three movie theater properties located in North Carolina (a)	8.35%	(b)	Interest only	Balloon of $12.6 million	None	$12,610	$12,610
One movie theater property located in California (a)	7.50%	5/1/2021	Principal & Interest	Balloon of $7.0 million	None	7,398	7,397
One restaurant property located in Nashville, TN	5.35	12/2/2021	Interest only	Balloon of $3.2 million	None	3,176	3,165
One health club property located in Washington (a)	7.91%	6/1/2022	Interest only	Balloon of $7.1 million	None	7,079	7,085
Three restaurant properties located in Indiana and Ohio	10.00%	12/31/2022	Interest only	Balloon of $0.8 million	None	755	753
Three elementary school properties in California and Virginia	8.00	12/31/2023	Interest only	Balloon of $70.8 million	None	70,775	70,566
Two restaurant properties located in Louisiana	8.36%	7/1/2032	Principal & Interest	Balloon of $1.9 million	None	2,106	2,109
Five restaurant properties located in Mississippi	8.42%	7/1/2032	Principal & Interest	Balloon of $5.1 million	None	5,571	5,577
Two restaurant properties located in Montana	9.02%	11/1/2036	Principal & Interest	Balloon of $3.5 million	None	4,080	4,060
One used merchandise property in Maryland	7.90%	9/1/2037	Principal & Interest	Fully amortizing	None	2,916	2,902
29 restaurant properties located in Florida, Illinois, Louisiana and Mississippi	8.75%	12/2/2051	Principal & Interest	Fully amortizing	None	23,308	23,419
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,593	3,592
One hunting and fishing property located in California	7.90%	5/31/2054	Principal & Interest	Balloon of $6.0 million	None	17,030	16,860
Three floral/nursery merchant wholesaler properties located in California	8.35%	11/30/2054	Principal & Interest	Fully amortizing	None	25,401	25,174
Three mortgage loans secured by one recreation property located in Colorado	8.50%	2/28/2055	Principal & Interest	Fully amortizing	None	30,665	30,972
Two manufacturing properties in California	9.00	5/31/2055	Interest only	Balloon of $32.4 million	None	32,380	32,114
13 restaurant properties in Florida, Kansas and Missouri	7.60	8/31/2055	Principal & Interest	Fully amortizing	None	9,989	9,987
Three restaurant properties located in Ohio	8.12%	12/31/2055	Principal & Interest	Fully amortizing	None	3,022	3,003
Leasehold interest in an amusement park property located in Ontario, Canada	9.56%	8/1/2056	Principal & Interest	Fully amortizing	None	22,162	22,048
One family entertainment property located in Texas	8.25%	6/30/2058	Principal & Interest	Fully amortizing	None	4,564	4,521
One family entertainment property located in Texas	10.00	6/30/2060	Principal & Interest	Fully amortizing	None	7,994	7,980
One recreation property located in Utah	9.25	12/11/2060	Principal & Interest	Fully amortizing	None	5,417	5,461
						$301,991	$301,355

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020	2019	2018
Balance, beginning of year	$202,557	$156,603	$131,653
Additions:
New mortgage loans	132,542	74,681	29,155
Other: Capitalized loan origination costs	155	54	53
Deductions:
Collections of principal (d)	(32,151)	(28,701)	(4,194)
Other: Provisions for loan losses	(1,670)	—	—
Other: Amortization of loan origination costs	(78)	(80)	(64)
Balance, end of year	$301,355	$202,557	$156,603
(a)	Loan was on nonaccrual status as of December 31, 2020.
(b)	Loan matured prior to December 31, 2020 and the Company has been in negotiations with the borrower regarding a resolution.
(c)	The aggregate cost for federal income tax purposes is $303.0 million.
(d)	For the years ended December 31, 2020 and 2019, collections of principal include non-cash principal collections aggregating $23.4 million and $13.6 million, respectively, related to loan receivable transactions in which the Company acquired the underlying mortgaged property.

See report of independent registered public accounting firm.