Form 10-Q
period 2021-03-31
STORE CAPITAL Corp
filed 2021-05-07
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 270,493,599 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,825,125	$2,807,153
Buildings and improvements	6,171,711	6,059,513
Intangible lease assets	61,634	61,634
Total real estate investments	9,058,470	8,928,300
Less accumulated depreciation and amortization	(992,258)	(939,591)
	8,066,212	7,988,709
Real estate investments held for sale, net	—	22,304
Operating ground lease assets	34,341	34,683
Loans and financing receivables, net	671,565	650,321
Net investments	8,772,118	8,696,017
Cash and cash equivalents	145,565	166,381
Other assets, net	136,824	141,942
Total assets	$9,054,507	$9,004,340

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$—
Unsecured notes and term loans payable, net	1,510,172	1,509,612
Non-recourse debt obligations of consolidated special purpose entities, net	2,192,172	2,212,634
Dividends payable	97,203	95,801
Operating lease liabilities	39,039	39,317
Accrued expenses, deferred revenue and other liabilities	124,516	131,198
Total liabilities	3,963,102	3,988,562
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 270,008,071 and 266,112,676 shares issued and outstanding, respectively	2,700	2,661
Capital in excess of par value	5,597,279	5,475,889
Distributions in excess of retained earnings	(506,141)	(459,977)
Accumulated other comprehensive loss	(2,433)	(2,795)
Total stockholders’ equity	5,091,405	5,015,778
Total liabilities and stockholders’ equity	$9,054,507	$9,004,340

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenues	$169,328	$163,350
Interest income on loans and financing receivables	12,563	11,482
Other income	370	3,065
Total revenues	182,261	177,897
Expenses:
Interest	41,828	41,694
Property costs	4,663	6,004
General and administrative	25,006	7,879
Depreciation and amortization	63,567	59,338
Provisions for impairment	7,350	2,900
Total expenses	142,414	117,815
Other income:
Net gain on dispositions of real estate	15,670	2,746
Loss from non-real estate, equity method investment	(363)	—
Income before income taxes	55,154	62,828
Income tax expense	194	168
Net income	$54,960	$62,660

Net income per share of common stock—basic and diluted	$0.21	$0.26
Weighted average common shares outstanding:
Basic	266,366,698	243,355,486
Diluted	266,366,698	243,355,486

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$54,960	$62,660
Other comprehensive income (loss):
Unrealized losses on cash flow hedges	(3)	(1,263)
Cash flow hedge losses (gains) reclassified to interest expense	365	(23)
Total other comprehensive income (loss)	362	(1,286)
Total comprehensive income	$55,322	$61,374

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended March 31, 2021
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778
Net income	—	—	—	54,960	—	54,960
Other comprehensive income	—	—	—	—	362	362
Issuance of common stock, net of costs of $1,961	3,483,051	35	114,068	—	—	114,103
Equity-based compensation	679,586	4	12,901	—	—	12,905
Shares repurchased under stock compensation plan	(267,242)	—	(5,579)	(3,227)	—	(8,806)
Common dividends declared ($0.36 per share) and dividend equivalents on restricted stock units	—	—	—	(97,897)	—	(97,897)
Balance at March 31, 2021	270,008,071	$2,700	$5,597,279	$(506,141)	$(2,433)	$5,091,405

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended March 31, 2020
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385
Adoption of ASC Topic 326, cumulative adjustment	—	—	—	(2,465)	—	(2,465)
Net income	—	—	—	62,660	—	62,660
Other comprehensive loss	—	—	—	—	(1,286)	(1,286)
Issuance of common stock, net of costs of $944	4,127,800	41	148,536	—	—	148,577
Equity-based compensation	342,757	3	(3,575)	—	—	(3,572)
Shares repurchased under stock compensation plan	(134,980)	—	(2,745)	(2,340)	—	(5,085)
Common dividends declared ($0.35 per share) and dividend equivalents on restricted stock units	—	—	—	(85,505)	—	(85,505)
Balance at March 31, 2020	244,158,477	$2,442	$4,930,148	$(330,259)	$(3,622)	$4,598,709

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$54,960	$62,660
Adjustments to net income:
Depreciation and amortization	63,567	59,338
Amortization of deferred financing costs and other noncash interest expense	2,100	2,142
Amortization of equity-based compensation	12,905	(3,572)
Provisions for impairment	7,350	2,900
Net gain on dispositions of real estate	(15,670)	(2,746)
Loss from non-real estate, equity method investment	363	—
Noncash revenue and other	(2,108)	(2,326)
Changes in operating assets and liabilities:
Other assets	5,350	(82)
Accrued expenses, deferred revenue and other liabilities	(4,928)	(6,110)
Net cash provided by operating activities	123,889	112,204
Investing activities
Acquisition of and additions to real estate	(246,195)	(243,651)
Investment in loans and financing receivables	(24,914)	(3,289)
Collections of principal on loans and financing receivables	2,460	2,178
Proceeds from dispositions of real estate	137,471	18,902
Net cash used in investing activities	(131,178)	(225,860)
Financing activities
Borrowings under credit facility	—	600,000
Repayments under credit facility	—	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(21,686)	(8,882)
Financing costs paid	(14)	(84)
Proceeds from the issuance of common stock	116,063	149,521
Stock issuance costs paid	(2,034)	(999)
Shares repurchased under stock compensation plans	(8,806)	(5,085)
Dividends paid	(98,193)	(85,009)
Net cash (used in) provided by financing activities	(14,670)	649,462
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,959)	535,806
Cash, cash equivalents and restricted cash, beginning of period	176,576	111,381
Cash, cash equivalents and restricted cash, end of period	$154,617	$647,187

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$145,565	$633,192
Restricted cash included in other assets	9,052	13,995
Total cash, cash equivalents and restricted cash	$154,617	$647,187

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$14,515	$18,783
Accrued financing and stock issuance costs	17	16
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$40,765	$42,664
Cash paid (received) during the period for income and franchise taxes	60	(36)

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At both March 31, 2021 and December 31, 2020, these special purpose entities held assets totaling $7.7 billion and had third-party liabilities totaling $2.3 billion. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Investment Portfolio

STORE Capital invests in real estate assets through three primary transaction types as summarized below. At the beginning of 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASC Topic 842) which had an impact on certain accounting related to the Company’s investment portfolio.

●	Real Estate Investments – investments are generally made through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them through long-term leases which are generally classified as operating leases; the operators become the Company’s long-term tenants (its customers). Certain of the lease contracts that are associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which results in the transaction being accounted for as a financing arrangement, due to the adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating lease.
●	Mortgage Loans Receivable – investments are made by issuing mortgage loans to the owner-operators of the real estate that serve as the collateral for the loans and the operators become long-term borrowers and customers of the Company. On occasion, the Company may also make other types of loans to its customers, such as equipment loans.
●	Hybrid Real Estate Investments – investments are made through modified sale-leaseback transactions, where the Company acquires land from the owner-operators, leases the land back through long-term leases and simultaneously issues mortgage loans to the operators secured by the buildings and improvements on the land. Prior to 2019, these hybrid real estate investment transactions were generally accounted for as direct financing leases. Subsequent to the adoption of ASC Topic 842, new or modified hybrid real estate investment transactions are generally accounted for as operating leases of the land and mortgage loans on the buildings and improvements.

Impact of the COVID-19 Pandemic

Since the beginning of the novel coronavirus (COVID-19) pandemic in early 2020, the Company has provided certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB has provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts; net revenue recognized under these deferral arrangements results in a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheets. For the three months ended March 31, 2021, the Company recognized an additional $2.0 million of net revenue and collected $5.9 million of the receivables associated with these deferral arrangements.

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, the Company accounts for such an acquisition as a financing arrangement and records the investment in loans and financing receivables on the condensed consolidated balance sheet; should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of March 31, 2021 and December 31, 2020, the Company had $35.9 million and $34.6 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. As of March 31, 2021, approximately 7.3% of the Company’s investment portfolio is currently subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales (for most of these leases, the contingent rent payment is for a temporary period); historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the three months ended March 31, 2021, the Company recognized an aggregate provision for the impairment of real estate of $5.4 million. The estimated fair value of the impaired real estate assets at March 31, 2021 was $21.4 million. The Company recognized an aggregate provision for the impairment of real estate of $2.9 million during the three months ended March 31, 2020.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2021 and December 31, 2020, the Company had loans receivable with an aggregate outstanding principal balance of $40.1 million and $39.9 million, respectively, on nonaccrual status.

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

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. For the three months ended March 31, 2021, the Company recognized an estimated $2.0 million of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of income.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $9.1 million and $10.2 million of restricted cash at March 31, 2021 and December 31, 2020, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of March 31, 2021, the Company had one interest rate floor and two interest rate swap agreements in place. The two interest rate swaps and related interest rate floor transaction have an aggregate notional amount of $100 million and were designated as a cash flow hedge of the Company’s $100 million variable-rate bank term loan due in April 2021 (Note 4).

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the three months ended March 31, 2021, the Company granted RSAs representing 131,764 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 141,545 shares of restricted stock vested and no RSAs were forfeited. In connection with the vesting of RSAs, the Company repurchased 47,185 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of March 31, 2021, the Company had 629,773 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2018 through 2021 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the three months ended March 31, 2021, the Company awarded 744,840 RSUs to its executive officers, 170,861 RSUs vested and 65,718 previously awarded RSUs were considered not earned. In connection with the vesting of 547,822 RSUs, the Company repurchased 220,057 shares during the three months ended March 31, 2021 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of March 31, 2021, there were 1,806,436 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2016 and tax returns filed for 2017 through 2020 are subject to examination by these jurisdictions. As of March 31, 2021, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at March 31, 2021 or December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$54,960	$62,660
Less: earnings attributable to unvested restricted shares	(227)	(96)
Net income used in basic and diluted income per share	$54,733	$62,564
Denominator:
Weighted average common shares outstanding	266,991,452	243,637,891
Less: Weighted average number of shares of unvested restricted stock	(624,754)	(282,405)
Weighted average shares outstanding used in basic income per share	266,366,698	243,355,486
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—
Weighted average shares outstanding used in diluted income per share	266,366,698	243,355,486
(a)	For the three months ended March 31, 2021 and 2020, excludes 244,602 shares and 85,405 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At March 31, 2021, STORE Capital had investments in 2,656 property locations representing 2,602 owned properties (of which 54 are accounted for as financing arrangements and 34 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 30 properties which secure mortgage loans. The gross investment portfolio totaled $9.76 billion at March 31, 2021 and consisted of the gross acquisition cost of the real estate investments totaling $9.06 billion, loans and financing receivables with an aggregate carrying amount of $671.6 million and operating ground lease assets totaling $34.3 million. As of March 31, 2021, approximately 36% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the three months ended March 31, 2021, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2020	2,634	$9,639,766
Acquisition of and additions to real estate (a)	60	245,926
Investment in loans and financing receivables	6	24,914
Sales of real estate	(44)	(132,499)
Principal collections on loans and financing receivables	—	(2,460)
Net change in operating ground lease assets (b)		(342)
Provisions for impairment		(7,350)
Other		(3,579)
Gross investments, March 31, 2021		9,764,376
Less accumulated depreciation and amortization		(992,258)
Net investments, March 31, 2021	2,656	$8,772,118
(a)	Excludes $14.8 million of tenant improvement advances disbursed in 2021 which were accrued as of December 31, 2020 and includes $0.2 million of interest capitalized to properties under construction.
(b)	Represents amortization recognized on operating ground lease assets during the three months ended March 31, 2021.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenues:
Operating leases (a)(c)	$169,316	$163,312
Sublease income - operating ground leases (b)	703	583
Amortization of lease related intangibles and costs	(691)	(545)
Total rental revenues	$169,328	$163,350

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$5,929	$4,300
Sale-leaseback transactions accounted for as financing arrangements	4,096	3,640
Direct financing receivables	2,538	3,542
Total interest income on loans and financing receivables	$12,563	$11,482
(a)	For the three months ended March 31, 2021 and 2020, includes $621,000 and $608,000, respectively, of property tax tenant reimbursement revenue and includes $3.1 million and $25,000, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the three months ended March 31, 2021, includes $1.6 million of operating lease rental revenue and $0.4 million of interest income from mortgage and other loans receivable that have been deferred related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheet.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 520 customers geographically dispersed throughout 49 states. Only one state, Texas (10%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2021. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at March 31, 2021, with the largest customer representing 2.9% of the total investment portfolio. On an annualized basis, as of March 31, 2021, the largest customer represented 3.0% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 775 concepts; the largest of these concepts represented 2.4% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of March 31, 2021 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	731	$1,209,771	12%
Early childhood education centers	249	578,376	6
Health clubs	88	509,171	5
Furniture stores	66	483,534	5
Automotive repair and maintenance	187	468,514	5
Metal fabrication	93	461,879	4
Farm and ranch supply stores	42	384,625	4
All other service industries	894	3,476,025	36
All other retail industries	129	943,068	10
All other manufacturing industries	177	1,249,413	13
Total	2,656	$9,764,376	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at March 31, 2021 was approximately 14 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2021, 11 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2021, are as follows (in thousands):

Remainder of 2021	$536,476
2022	736,689
2023	734,035
2024	727,375
2025	723,220
2026	715,565
Thereafter	5,745,436
Total future minimum rentals (a)	$9,918,796
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31,	December 31,
	2021	2020
In-place leases	$37,440	$37,440
Ground lease-related intangibles	19,449	19,449
Above-market leases	4,745	4,745
Total intangible lease assets	61,634	61,634
Accumulated amortization	(29,009)	(27,935)
Net intangible lease assets	$32,625	$33,699

Aggregate lease intangible amortization included in expense was $0.9 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.2 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.

Based on the net balance of the intangible assets at March 31, 2021, the aggregate amortization expense is expected to be $2.6 million for the remainder of 2021, $3.3 million in 2022, $2.9 million in 2023, $2.4 million in 2024, $1.8 million in 2025 and $1.7 million in 2026. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles and approximately 43 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of March 31, 2021, STORE Capital had operating ground lease assets aggregating $34.3 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $794,000 and $600,000 during the three months ended March 31, 2021 and 2020, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $703,000 and $583,000 for the three months ended March 31, 2021 and 2020, respectively.

The future minimum lease payments to be paid under the operating ground leases as of March 31, 2021 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2021	$300	$2,126	$2,426
2022	401	2,606	3,007
2023	4,149	2,628	6,777
2024	55	2,709	2,764
2025	57	2,394	2,451
2026	57	2,230	2,287
Thereafter	3,071	44,491	47,562
Total lease payments	8,090	59,184	67,274
Less imputed interest	(3,121)	(29,512)	(32,633)
Total operating lease liabilities - ground leases	$4,969	$29,672	$34,641
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $59.2 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	March 31,	December 31,
Type	Rate (a)	Date	2021	2020
Six mortgage loans receivable	7.93%	2021 - 2023	$101,909	$101,793
Four mortgage loans receivable	8.48%	2032 - 2037	14,678	14,673
Fourteen mortgage loans receivable (b)	8.70%	2051 - 2060	187,482	185,525
Total mortgage loans receivable			304,069	301,991
Equipment and other loans receivable	8.20%	2021 - 2027	30,059	31,636
Total principal amount outstanding—loans receivable			334,128	333,627
Unamortized loan origination costs			1,186	1,206
Sale-leaseback transactions accounted for as financing arrangements (c)	7.88%	2034 - 2043	227,343	204,469
Direct financing receivables			116,936	117,047
Allowance for credit and loan losses (d)			(8,028)	(6,028)
Total loans and financing receivables			$671,565	$650,321
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million of credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and $3.0 million of credit losses recognized since the adoption of ASC Topic 326.

Loans Receivable

At March 31, 2021, the Company held 53 loans receivable with an aggregate carrying amount of $329.1 million. Twenty-four of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 12 of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2024) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2021	$2,344	$37,898	$40,242
2022	2,552	9,338	11,890
2023	2,625	77,043	79,668
2024	2,855	—	2,855
2025	1,492	510	2,002
2026	1,517	359	1,876
Thereafter	145,335	50,260	195,595
Total principal payments	$158,720	$175,408	$334,128

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of March 31, 2021 and December 31, 2020, the Company had $227.3 million and $204.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of March 31, 2021, were as follows (in thousands):

Remainder of 2021	$13,738
2022	18,238
2023	18,372
2024	18,567
2025	18,774
2026	18,938
Thereafter	247,161
Total future scheduled payments	$353,788

Direct Financing Receivables

As of March 31, 2021 and December 31, 2020, the Company had $116.9 million and $117.0 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Minimum lease payments receivable	$239,800	$242,694
Estimated residual value of leased assets	14,801	14,800
Unearned income	(137,665)	(140,447)
Net investment	$116,936	$117,047

As of March 31, 2021, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $8.7 million for the remainder of 2021, average approximately $11.8 million for each of the next five years and $172.1 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of March 31, 2021, $71.0 million of loans and financing receivables were categorized as investment grade and $607.4 million were categorized as non-investment grade. During the three months ended March 31, 2021, there were $2.0 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of March 31, 2021, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2021 or 2020, $41.8 million in 2019, none in 2018, $2.2 million in 2017, and $27.0 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $22.9 million in 2021, $147.1 million in 2020, $206.3 million in 2019, $37.9 million in 2018, $10.2 million in 2017 and $183.0 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $800 million, which allows the size of the facility to be increased up to $1.4 billion. The facility matures in February 2022 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At March 31, 2021, the Company had no borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $6.2 billion at March 31, 2021.

The facility is recourse to the Company and, as of March 31, 2021, the Company was in compliance with the covenants under the facility.

At March 31, 2021 and December 31, 2020, unamortized financing costs related to the Company’s credit facility totaled $0.8 million and $1.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

In March 2018, February 2019 and November 2020, the Company completed public offerings of $350 million each in aggregate principal amount of ten-year, senior unsecured notes (Public Notes). The Public Notes have coupon rates of 4.50%, 4.625% and 2.75%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes and May and November of each year for the 2020 Public Notes. The notes were issued at 99.515%, 99.260% and 99.558%, respectively, of their principal amounts.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of March 31, 2021, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2021, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan. The interest rate on this loan resets monthly at one-month LIBOR plus a credit rating-based credit spread ranging from 0.90% to 1.75%; the credit spread currently applicable to the Company is 1.10%. The Company has entered into interest rate swap agreements that effectively convert the variable interest rate on the term loan to a fixed rate. The term loan was arranged with lenders who also participate in the Company’s unsecured revolving credit facility. The Company repaid the term loan at maturity in April 2021 and the related swap agreements expired.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2021	2020
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Total notes payable			1,425,000	1,425,000
Term Loans:
Term Loan issued April 2016	Apr. 2021	2.44%	100,000	100,000
Total term loans			100,000	100,000
Unamortized discount			(4,721)	(4,867)
Unamortized deferred financing costs			(10,107)	(10,521)
Total unsecured notes and term loans payable, net			$1,510,172	$1,509,612

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $155.0 million at March 31, 2021.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of March 31, 2021, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.2 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $324.9 million at March 31, 2021.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		March 31,	December 31,
	Date	Rate		2021	2020
Non-recourse net-lease mortgage notes:
$102,000 Series 2013-1, Class A-2	Mar. 2023	4.65%		$87,049	$87,607
$97,000 Series 2013-2, Class A-2	Jul. 2023	5.33%		83,965	84,473
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		87,259	87,775
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		135,217	135,392
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		143,177	143,552
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,292	49,417
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		262,012	262,350
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		183,325	184,350
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		79,750	80,172
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,693	45,751
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		125,121	125,798
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		217,628	218,198
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		161,677	162,087
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		237,304	238,559
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		135,093	135,263
Total non-recourse net-lease mortgage notes				2,033,562	2,040,744
Non-recourse mortgage notes:
$16,100 note issued February 2014				—	13,539
$13,000 note issued May 2012	May 2022	5.195%		10,256	10,355
$26,000 note issued August 2012	Sept. 2022	5.05%		20,672	20,867
$6,400 note issued November 2012	Dec. 2022	4.707%		5,085	5,133
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,577	9,666
$17,500 note issued August 2013	Sept. 2023	5.46%		14,574	14,695
$10,075 note issued March 2014	Apr. 2024	5.10%		8,954	9,004
$65,000 note issued June 2016	Jul. 2026	4.75%		60,108	60,409
$41,690 note issued March 2019	Mar. 2029	4.80%		41,690	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,514	5,549
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,188	6,215
Total non-recourse mortgage notes				182,618	197,122
Unamortized discount				(367)	(386)
Unamortized deferred financing costs				(23,641)	(24,846)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,192,172	$2,212,634
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness following acceleration of the indebtedness by the lender. As of March 31, 2021, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of March 31, 2021, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2021	$24,725	$100,000	$124,725
2022	28,649	109,114	137,763
2023	24,458	265,357	289,815
2024	19,758	426,914	446,672
2025	17,464	256,613	274,077
2026	15,428	532,142	547,570
Thereafter	30,056	1,890,502	1,920,558
	$160,538	$3,580,642	$3,741,180

5. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program).

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended March 31, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
3,483,051	$33.32	$116.1	$(1.7)	$(0.3)	$114.1

Inception of Program Through March 31, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
7,002,111	$32.72	$229.1	$(3.4)	$(0.5)	$225.2

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of March 31, 2021, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $100.8 million, of which $87.9 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $0.1 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively; derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at March 31, 2021 and December 31, 2020. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2021, these debt obligations had a carrying value of $3,702.3 million and an estimated fair value of $3,899.5 million. At December 31, 2020, these debt obligations had an aggregate carrying value of $3,722.2 million and an estimated fair value of $4,047.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of March 31, 2021, approximately 775 brand names or business concepts in over 100 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

We are a Maryland corporation organized as an internally managed real estate investment trust, or REIT. As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all our taxable income to our stockholders and meet other requirements.

Our shares of common stock have been listed on the New York Stock Exchange since our initial public offering, or IPO, in November 2014 and trade under the ticker symbol “STOR.”

Since our inception in 2011, we have selectively originated over $11.4 billion of real estate investments. As of March 31, 2021, our investment portfolio totaled approximately $9.7 billion, consisting of investments in 2,656 property locations across the United States. All the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.9%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of March 31, 2021, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2021, the weighted average remaining term of our leases (calculated based on base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then fair market value or our cost, as defined in the lease contracts).

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

COVID-19 Pandemic

Since early 2020, the world has been, and continues to be, impacted by the pandemic. The COVID-19 pandemic has primarily impacted us through government mandated limits (i.e., required closing or limits on operations and social distancing requirements) imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay their rent to us. We took a number of mitigation steps in response to the impact of COVID-19 on our operations. We were able to immediately transition to a remote working environment and all our employees have collectively taken steps to manage the impact to us, carrying on daily operations remotely.

To assist our tenants during the pandemic, we worked directly with our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. During 2020, we recognized net revenue aggregating approximately $57.1 million related to these deferral arrangements and collected $9.9 million in repayments of the amounts deferred. During the three months ended March 31, 2021, we recognized an additional $2.0 million of net revenue related to deferral arrangements and collected $5.9 million in repayments of amounts deferred. Over half of the current receivables are expected to be repaid by the end of 2021 and we expect about 80% to be collected by the end of

2022.

Currently, most states have lifted the most onerous restrictions that have significantly impacted economic activity; however, the economic impact of COVID-19 is expected to continue over the near term and may continue throughout 2021, depending on state and local outbreaks and the availability and acceptance of effective vaccines. As restrictions are lifted, our tenants have gradually increased their business activity and, therefore, have improved their ability to meet their financial obligations to us under their lease contracts. As a result, our rent and interest collections have increased from a low of 70% in May 2020 to 95% in April 2021. Further, nearly all our properties have reopened for business with movie theaters remaining as the industry most impacted by the effects of the pandemic.

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

Liquidity and Capital Resources

As of March 31, 2021, our investment portfolio stood at approximately $9.7 billion, consisting of investments in 2,656 property locations. Substantially all our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of March 31, 2021, the weighted average remaining term of our leases was approximately 14 years and the contracts related to just 16 properties, representing approximately 0.5% of our annual base rent and interest, are due to expire during the remainder of 2021; 80% of our leases have ten years or more remaining in their base lease term. As of March 31, 2021, 11 of our 2,656 properties were vacant and not subject to a lease, which represents a 99.6% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or be able to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. During 2020, we experienced an increase in property costs, primarily related to tenants highly impacted by COVID-19, where the likelihood of STORE being required to make a property tax payment on behalf of the tenant was higher. Increased property costs may continue into 2021 due to the ongoing impact of the pandemic. Absent the pandemic, we may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

As we continue to gain better visibility into the path to recovery from the pandemic, we intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of March 31, 2021, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $100.8 million, the majority of which is expected to be funded in the next twelve months.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less dividends plus proceeds from our sale of properties) and our annual debt maturities; we have no significant debt maturities through 2024.

As of March 31, 2021, all our long-term debt was fixed rate debt or was effectively converted to a fixed rate for the term of the debt and our weighted average debt maturity was 6.4 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of March 31, 2021, our secured non-recourse borrowings had a weighted average loan-to-cost ratio of approximately 63% and approximately 36% of our investment portfolio serves as collateral for this long-term debt. The remaining 64% of our portfolio properties, aggregating approximately $6.2 billion at March 31, 2021, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-

term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short term real estate financing would not be available to us. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of the STORE Master Funding Series 2018-1 notes issuance in October 2018, we prepaid, without penalty, an aggregate of $233.3 million of STORE Master Funding Series 2013-1 and Series 2013-2 Class A-1 notes. Also, as part of the STORE Master Funding Series 2019-1 notes issuance in November 2019, we prepaid, without penalty, an aggregate of $186.1 million of STORE Master Funding Series 2013-3 and Series 2014-1 Class A-1 notes. In addition, as part of our third issuance of senior unsecured public notes in November 2020, we prepaid, without penalty, $92.3 million of STORE Master Funding Series 2015-1 Class A-1 notes and one of our $100 million bank term loans. Similar to the STORE Master Funding prepayments described above, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our $600 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. As of March 31, 2021, we had no amounts outstanding under our unsecured revolving credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $6.2 billion at March 31, 2021. The facility is recourse to us and, as of March 31, 2021, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In November 2020, we completed our third issuance of underwritten public notes in an aggregate principal amount of $350.0 million and, as of March 31, 2021, we had an aggregate principal amount of $1.05 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.96% and interest on these notes is paid semi-annually in March and September or May and November of each year. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2021 we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes and the remaining bank term loan are similar to our unsecured revolving credit facility. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.5 billion as of March 31, 2021.

Non-recourse Secured Debt

As of March 31, 2021, approximately 33% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and our Series 2019-1 transaction in November 2019 marked our first issuance of 15-year notes. The Series 2019-1 transaction represented an aggregate of $508 million of net-lease mortgage notes, of which $326 million were AAA rated. We believe these two precedent transactions both broaden the market for our STORE Master Funding debt program and gives us access to lower cost secured debt.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of March 31, 2021, there was an aggregate $155.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short term borrowings as we have done from time to time in the past.

The ABS notes outstanding at March 31, 2021 totaled $2.0 billion in Class A principal amount and were supported by a collateral pool of approximately $3.2 billion representing 1,087 property locations operated by 198 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the three months ended March 31, 2021, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $29 million on cash collections of $62 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 1.8 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of March 31, 2021, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $3.7 billion, a weighted average maturity of 6.4 years and a weighted average interest rate of 4.2%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2021:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,033	$3,172	$—	$3,172
Other mortgage notes payable	183	325	—	325
Total non-recourse debt	2,216	3,497	—	3,497
Unsecured notes and term loans payable	1,525	—	—	—
Unsecured credit facility	—	—	—	—
Total unsecured debt (including revolving credit facility)	1,525	—	—	—
Unencumbered real estate assets	—	5,014	1,253	6,267
Total debt	$3,741	$8,511	$1,253	$9,764

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

Equity

We access the equity markets in various ways. As part of these efforts, we have established “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Most recently, in November 2020, we established a $900 million ATM program (the 2020 ATM Program).

The following tables outline the common stock issuances under 2020 ATM Program (in millions except share and per share information):

Three Months Ended March 31, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
3,483,051	$33.32	$116.1	$(1.7)	$(0.3)	$114.1

Inception of Program Through March 31, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
7,002,111	$32.72	$229.1	$(3.4)	$(0.5)	$225.2

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the three months ended March 31, 2021 increased by $11.7 million over the same period in 2020, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Our investments in real estate, loans and financing receivables during the first three months of 2021 were $24.2 million more than the same period of 2020. During the three months ended March 31, 2021, our investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties and proceeds from the issuance of stock. Investment activity during the same period in 2020 was primarily funded with a combination of cash from operations, borrowings on our unsecured revolving credit facility and proceeds from the issuance of stock. From a financing perspective, our activities provided $649.5 million of net cash during the three months ended March 31, 2020 as compared to a use of $14.7 million of net cash during the same period in 2021; cash financing activities in 2020 included $600.0 million of borrowings on our unsecured revolving credit facility, of which $450.0 million was borrowed as a precautionary measure as a result of the pandemic. We paid dividends to our stockholders totaling $98.2 million and $85.0 million during the first three months of 2021 and 2020, respectively; we increased our quarterly dividend in the third quarter of 2020 by 2.9% to an annualized $1.44 per common share.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$123,889	$112,204
Net cash used in investing activities	(131,178)	(225,860)
Net cash (used in) provided by financing activities	(14,670)	649,462
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,959)	535,806
Cash, cash equivalents and restricted cash, beginning of period	176,576	111,381
Cash, cash equivalents and restricted cash, end of period	$154,617	$647,187

As of March 31, 2021, we had liquidity of $145.6 million on our balance sheet. Management believes that our current cash balance, the $600.0 million of immediate borrowing capacity on our unsecured revolving credit facility, the cash generated by our operations as well as the $800.0 million of liquidity available to us under the accordion feature of the credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2020, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2021 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Portfolio Information

As of March 31, 2021, our total investment in real estate and loans approximated $9.7 billion, representing investments in 2,656 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 750 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of March 31, 2021, our 2,656 property locations were operated by 522 customers across the United States. Our customers are typically established regional and national operators, with over 70% of our base rent and interest coming from customers with over $50 million in annual revenues. Our largest customer represented approximately 3.0% of our portfolio at March 31, 2021, and our top ten largest customers represented 17.9% of base rent and interest. Our customers operate their businesses across approximately 775 brand names or business concepts in over 100 industries. The largest of the business concepts represented 2.4% of our base rent and interest as of March 31, 2021 and more than 80% of the concepts represented less than 1% of base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on March 31, 2021, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of March 31, 2021, our property locations were operated by 522 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	3.0%	27
Fleet Farm Group LLC	2.4	9
Great Outdoors Group, LLC (Cabela's)	1.8	10
Cadence Education, Inc. (Early childhood/elementary education)	1.8	49
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.7	25
US LBM Holdings, LLC (Building materials distribution)	1.6	57
CWGS Group, LLC (Camping World/Gander Outdoors)	1.6	20
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.4	14
Zips Holdings, LLC	1.3	42
Loves Furniture, Inc.	1.3	16
All other (512 customers)	82.1	2,387
Total	100.0%	2,656

Diversification by Industry

As of March 31, 2021, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 78 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	7.6%	358	2,474
Restaurants—limited service	4.6	373	1,003
Early childhood education centers	6.0	249	2,655
Health clubs	5.0	88	3,068
Automotive repair and maintenance	4.8	187	1,009
Movie theaters	3.7	37	1,881
Pet care facilities	3.6	183	1,717
All other service (30 industry groups)	28.7	674	28,146
Total service	64.0	2,149	41,953
Retail:
Furniture stores	4.3	66	3,847
Farm and ranch supply stores	4.1	42	4,220
All other retail (16 industry groups)	9.1	129	5,597
Total retail	17.5	237	13,664
Manufacturing:
Metal fabrication	5.0	93	11,076
All other manufacturing (22 industry groups)	13.5	177	22,883
Total manufacturing	18.5	270	33,959
Total	100.0%	2,656	89,576

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of March 31, 2021:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.3%	272
Illinois	6.5	171
California	6.2	77
Florida	5.5	162
Ohio	5.0	140
Georgia	4.9	147
Wisconsin	4.8	66
Arizona	4.5	88
Michigan	3.7	90
Tennessee	3.7	115
All other (39 states) (1)	44.9	1,328
Total	100.0%	2,656
(1)	Includes one property in Ontario, Canada which represents less than 0.1% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of March 31, 2021:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2021	0.5%	16
2022	0.3	9
2023	1.2	11
2024	0.6	18
2025	1.2	26
2026	1.4	50
2027	1.8	53
2028	3.3	66
2029	5.9	169
2030	3.8	151
Thereafter	80.0	2,076
Total	100.0%	2,645
(1)	Expiration year of contracts in place as of March 31, 2021 and excludes any tenant option renewal periods.
(2)	Excludes 11 properties that were vacant and not subject to a lease as of March 31, 2021.

Results of Operations

Overview

As of March 31, 2021, our real estate investment portfolio had grown to approximately $9.7 billion, consisting of investments in 2,656 property locations in 49 states, operated by more than 500 customers in various industries. Approximately 93% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 7% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,		Increase
(In thousands)	2021	2020	(Decrease)
Total revenues	$182,261	$177,897	$4,364
Expenses:
Interest	41,828	41,694	134
Property costs	4,663	6,004	(1,341)
General and administrative	25,006	7,879	17,127
Depreciation and amortization	63,567	59,338	4,229
Provisions for impairment	7,350	2,900	4,450
Total expenses	142,414	117,815	24,599
Other income:
Net gain on dispositions of real estate	15,670	2,746	12,924
Loss from non-real estate, equity method investment	(363)	—	(363)
Income before income taxes	55,154	62,828	(7,674)
Income tax expense	194	168	26
Net income	$54,960	$62,660	$(7,700)

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $9.1 billion in gross investment amount representing 2,552 properties as of March 31, 2020 to approximately $9.7 billion in gross investment amount representing 2,656 properties at March 31, 2021. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $9.6 billion in 2021 and $8.9 billion in 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing a full year of revenue in 2021 on acquisitions that were made during 2020. Similarly, the full revenue impact of acquisitions made during the first quarter of 2021 will not be seen until the second quarter of 2021. This increase was partially offset by temporary rent reductions negotiated as part of our overall rent relief arrangements with our tenants most impacted by the pandemic and write-offs of rent receivables where we determined collectibility of the lease payments is not probable and the tenant has been classified as “cash basis”. At the end of the first quarter, the portion of our base rent and interest related to tenants classified as cash basis was approximately 5%, which is consistent with the percentage at the end of 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During the three months ended March 31, 2020, we recognized $2.5 million of other lease-related revenues, which includes lease termination fees; we did not recognize any similar revenues in 2021.

The pandemic has primarily impacted us through government mandated limits imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay rent. Currently, we estimate that nearly all of our properties are open for business with movie theaters remaining as the most impacted industry. We have worked directly with a number of our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements which allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. As restrictions have been lifted and impacted tenants have been better able to pay their rent, our monthly rent and interest collections have increased and deferrals have largely decreased. During the three months ended March 31, 2021, we recognized net revenue aggregating approximately $2.0 million related to deferral arrangements. We collected $5.9 million of deferred revenue-related receivables during the three months ended March 31, 2021. Over half of our remaining receivables are expected to be repaid prior to the end of 2021 and we expect about 80% will be collected by the end of 2022.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the three months ended March 31, 2021, the weighted average lease rate attained on our new investments was approximately 0.3% higher as compared to the same period in 2020 but was in line with rates achieved for the same period in 2019. The weighted average initial capitalization rate on the properties we acquired during the first quarters of 2021 and 2020 was approximately 7.8% and 7.5%, respectively. As we expected, capitalization rates have returned to near 2019 levels and we currently estimate that the lease rates will remain steady as we move through 2021.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Interest expense - credit facility	$—	$280
Interest expense - credit facility fees	300	303
Interest expense - long-term debt (secured and unsecured)	39,642	39,198
Capitalized interest	(214)	(229)
Amortization of deferred financing costs and other	2,100	2,142
Total interest expense	$41,828	$41,694
Credit facility:
Average debt outstanding	$—	$56,044
Average interest rate during the period (excluding facility fees)	—%	2.0%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,747,696	$3,630,139
Average interest rate during the period	4.2%	4.3%

The increases in average outstanding long-term debt were the primary driver for the small increases in interest expense on long-term debt. Long-term debt added after March 31, 2020 primarily consisted of $350 million of 2.75% senior unsecured notes issued in November 2020. We used the proceeds from this issuance to prepay, without penalty, one of our $100 million bank term loans and STORE Master Funding Series 2015-1 Class A-1 notes aggregating $92.3 million at the time of prepayment; these notes were scheduled to mature in 2022 and bore an interest rate of 3.75%. As of March 31, 2021, we had $3.7 billion of long-term debt outstanding with a weighted average interest rate of 4.2%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility decreased from 2020 primarily as a result of the borrowings outstanding on the revolver during the first quarter of 2020. As of March 31, 2021, we had no amounts outstanding under our revolving credit facility.

From time to time, we may fund construction of new properties for our customers and interest capitalized as a part of those activities represented $0.2 million during both the three months ended March 31, 2021 and 2020.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2021, we owned 11 properties that were vacant and not subject to a lease and the lease contracts related to just 11 properties we own are due to expire during the remainder of 2021. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of March 31, 2021, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended March 31,
	2021	2020
Property-level operating costs (a)	$3,131	$4,679
Ground lease-related intangibles amortization expense	117	117
Operating ground lease payments made by STORE Capital	73	5
Operating ground lease payments made by STORE Capital tenants	524	444
Operating ground lease straight-line rent expense	197	151
Property taxes payable from tenant impounds	621	608
Total property costs	$4,663	$6,004
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $25.0 million for the three months ended March 31, 2021 as compared to $7.9 million for the same period in 2020. However, excluding noncash stock-based compensation expense from both periods, general and administrative expenses remained relatively consistent at 0.50% of average investment portfolio assets for the three months ended March 31, 2021 as compared to 0.51% for the same period in 2020.

The increase in general and administrative expenses was due to the derecognition of stock-based compensation in the first quarter of 2020 and the reinstatement and catch-up of stock-based compensation in the first quarter of 2021. Absent the cumulative catch-up adjustment in the first quarter of 2021 and the reversal of expense in the first quarter of 2020 discussed below, stock-based compensation expense would have been consistent at approximately $3.0 million for each period.

General and administrative expenses for the first quarter of 2020 were less than expected due to the reversal of $6.7 million of previously recognized stock-based compensation expense. The reversal derecognized all prior period expense recorded for certain performance-based restricted stock unit awards (RSUs) granted in 2018 and 2019 that were not expected to vest due to the impact of the pandemic on growth in Adjusted Funds from Operations (AFFO) per share. The impacted RSUs have a performance metric related to STORE’s absolute compound annual growth in AFFO per share. GAAP requires that we reassess performance conditions at each reporting date and determine if achievement of such conditions is probable. If achievement of the conditions is not probable, compensation expense cannot be recognized, and previously recognized expense must be reversed or derecognized. Due to the impact of the pandemic, the achievement of the performance metrics related to the compound annual growth rate of AFFO per share was not probable and the prior expense in the amount of $6.7 million was reversed.

Based on the successful navigation of the pandemic, during the first quarter of 2021, the Compensation Committee of the Board of Directors realigned the performance metric related to compound annual growth in AFFO per share. As a result, a portion of the related performance-based RSUs were now expected to vest. GAAP requires that we record a cumulative catch-up adjustment to retroactively apply the expectation to vest. As a result, expenses for the first quarter of 2021 include a cumulative catch-up adjustment of $10.1 million of noncash stock-based compensation expense related to 1) the reinstatement of expense derecognized in the first quarter of 2020, plus 2) the expense related to 2020 and the first quarter of 2021.

We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale. Expenses also included amounts related to staff additions; our employee base grew from 97 employees on March 31, 2020 to 106 employees as of March 31, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $59.3 million for the three months ended March 31, 2020 to $63.6 million for the comparable period in 2021.

Provisions for Impairment

During the three months ended March 31, 2021, we recognized $5.4 million in provisions for the impairment of real estate and $2.0 million in provisions for credit losses related to our loans and financing receivables. We recognized $2.9 million in provisions for the impairment of real estate during the three months ended March 31, 2020.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended March 31, 2021, we recognized a $15.7 million aggregate net gain on the sale of 44 properties. In comparison, for the three months ended March 31, 2020, we recognized a $2.7 million aggregate net gain on the sale of nine properties.

Net Income

For the three months ended March 31, 2021, our net income was $55.0 million reflecting a decrease from $62.7 million for the comparable period in 2020. The change in net income is primarily reflective of increases in general and administrative and depreciation and amortization expenses offset by an increased net gain on dispositions of real estate as noted above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net Income	$54,960	$62,660
Depreciation and amortization of real estate assets	63,507	59,255
Provision for impairment of real estate	5,350	2,900
Net gain on dispositions of real estate	(15,670)	(2,746)
Funds from Operations (a)	108,147	122,069
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(1,511)	(1,265)
Construction period rent deferrals	628	526
Amortization of:
Equity-based compensation	12,905	(3,572)
Deferred financing costs and other	2,100	2,142
Lease-related intangibles and costs	827	675
Provision for loan losses	2,000	—
Lease termination fees	—	(237)
Capitalized interest	(214)	(229)
Loss from non-real estate, equity method investment	363	—
Adjusted Funds from Operations (a)	$125,245	$120,109

(a)	FFO and AFFO for the three ended March 31, 2021, include approximately $2.0 million of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic. We account for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the condensed consolidated balance sheet. For both the three months ended March 31, 2021, FFO and AFFO exclude $5.9 million collected under these short-term deferral arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At March 31, 2021, all our long-term debt carried a fixed interest rate, or was effectively converted to a fixed-rate through the use of interest rate swaps for the term of the debt, and the weighted average debt maturity was approximately 6.4 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

We address interest rate risk by employing the following strategies to help insulate us from any adverse impact of rising interest rates:

●	We seek to minimize the time period between acquisition of our real estate and the ultimate financing of that real estate with long-term fixed-rate debt.
●	By using serial issuances of long-term debt, we intend to ladder out our debt maturities to avoid a significant amount of debt maturing during any single period and to minimize the gap between free cash flow and annual debt maturities; free cash flow includes cash from operations less dividends plus proceeds from our sales of properties.
●	Our secured long-term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity to the extent that we can refinance the reduced debt balance over a revised long-term amortization schedule.
●	We seek to maintain a large pool of unencumbered real estate assets to give us the flexibility to choose among various secured and unsecured debt markets when we are seeking to issue new long-term debt.
●	We may also use derivative instruments, such as interest rate swaps, caps and treasury lock agreements, as cash flow hedges to limit our exposure to interest rate movements with respect to various debt instruments.

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), first announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR. Subsequently, the Alternative Reference Rates Committee, or ARRC, identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts. On March 5, 2021, the FCA announced that U.S. Dollar (USD) LIBOR will no longer be published after June 30, 2023. This latest announcement has several implications, including setting the spread that may be used to automatically convert contracts from USD LIBOR to SOFR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At March 31, 2021, the Company does have contracts that are indexed to LIBOR and continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties; the $600 million unsecured revolving credit facility, which matures in February 2022, is the Company’s only contract indexed to LIBOR with a maturity date beyond 2021. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2021, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of March 31, 2021 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and filed with the Securities and Exchange Commission on February 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the first quarter of 2021 were in connection with this tax withholding obligation. During the three months ended March 31, 2021, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2021 through January 31, 2021	220,057	$32.96
February 1, 2021 through February 28, 2021	47,185	$32.93
March 1, 2021 through March 31, 2021	-	$-
Total	267,242	$32.95

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

STORE CAPITAL CORPORATION
(Registrant)

Date: May 7, 2021	By:	/s/ Catherine Long
Catherine Long
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)