Form 10-Q
period 2021-06-30
STORE CAPITAL Corp
filed 2021-08-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 271,688,122 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,927,550	$2,807,153
Buildings and improvements	6,367,580	6,059,513
Intangible lease assets	55,749	61,634
Total real estate investments	9,350,879	8,928,300
Less accumulated depreciation and amortization	(1,041,967)	(939,591)
	8,308,912	7,988,709
Real estate investments held for sale, net	29,547	22,304
Operating ground lease assets	33,998	34,683
Loans and financing receivables, net	638,227	650,321
Net investments	9,010,684	8,696,017
Cash and cash equivalents	168,567	166,381
Restricted cash	89,678	10,195
Other assets, net	126,590	131,747
Total assets	$9,395,519	$9,004,340

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$—	$—
Unsecured notes and term loans payable, net	1,410,710	1,509,612
Non-recourse debt obligations of consolidated special purpose entities, net	2,606,676	2,212,634
Dividends payable	97,808	95,801
Operating lease liabilities	38,772	39,317
Accrued expenses, deferred revenue and other liabilities	125,717	131,198
Total liabilities	4,279,683	3,988,562
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 271,688,122 and 266,112,676 shares issued and outstanding, respectively	2,717	2,661
Capital in excess of par value	5,657,123	5,475,889
Distributions in excess of retained earnings	(541,717)	(459,977)
Accumulated other comprehensive loss	(2,287)	(2,795)
Total stockholders’ equity	5,115,836	5,015,778
Total liabilities and stockholders’ equity	$9,395,519	$9,004,340

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenues	$180,164	$155,994	$349,492	$319,344
Interest income on loans and financing receivables	11,660	11,871	24,223	23,353
Other income	222	415	592	3,480
Total revenues	192,046	168,280	374,307	346,177
Expenses:
Interest	41,709	44,032	83,537	85,726
Property costs	5,168	5,290	9,831	11,294
General and administrative	16,089	13,134	41,095	21,013
Depreciation and amortization	65,035	60,296	128,602	119,634
Provisions for impairment	6,600	5,300	13,950	8,200
Total expenses	134,601	128,052	277,015	245,867
Other income:
Net gain on dispositions of real estate	5,880	531	21,550	3,277
Loss from non-real estate, equity method investment	(705)	—	(1,068)	—
Income before income taxes	62,620	40,759	117,774	103,587
Income tax expense	189	159	383	327
Net income	$62,431	$40,600	$117,391	$103,260

Net income per share of common stock—basic and diluted	$0.23	$0.16	$0.44	$0.42
Weighted average common shares outstanding:
Basic	270,293,555	248,265,906	268,340,974	245,810,696
Diluted	270,293,555	248,265,906	268,340,974	245,810,696

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$62,431	$40,600	$117,391	$103,260
Other comprehensive income (loss):
Unrealized losses on cash flow hedges	—	(158)	(3)	(1,421)
Cash flow hedge losses reclassified to interest expense	146	273	511	250
Total other comprehensive income (loss)	146	115	508	(1,171)
Total comprehensive income	$62,577	$40,715	$117,899	$102,089

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended June 30, 2021
Balance at March 31, 2021	270,008,071	$2,700	$5,597,279	$(506,141)	$(2,433)	$5,091,405
Net income	—	—	—	62,431	—	62,431
Other comprehensive income	—	—	—	—	146	146
Issuance of common stock, net of costs of $897	1,648,040	16	55,395	—	—	55,411
Equity-based compensation	48,167	1	4,788	—	—	4,789
Shares repurchased under stock compensation plan	(16,156)	—	(339)	(200)	—	(539)
Common dividends declared ($0.36 per share)	—	—	—	(97,807)	—	(97,807)
Balance at June 30, 2021	271,688,122	$2,717	$5,657,123	$(541,717)	$(2,287)	$5,115,836

Six Months Ended June 30, 2021
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778
Net income	—	—	—	117,391	—	117,391
Other comprehensive income	—	—	—	—	508	508
Issuance of common stock, net of costs of $2,858	5,131,091	51	169,463	—	—	169,514
Equity-based compensation	727,753	5	17,689	—	—	17,694
Shares repurchased under stock compensation plan	(283,398)	—	(5,918)	(3,427)	—	(9,345)
Common dividends declared ($0.72 per share) and dividend equivalents on restricted stock units	—	—	—	(195,704)	—	(195,704)
Balance at June 30, 2021	271,688,122	$2,717	$5,657,123	$(541,717)	$(2,287)	$5,115,836

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended June 30, 2020
Balance at March 31, 2020	244,158,477	$2,442	$4,930,148	$(330,259)	$(3,622)	$4,598,709
Net income	—	—	—	40,600	—	40,600
Other comprehensive income	—	—	—	—	115	115
Issuance of common stock, net of costs of $2,811	8,767,154	88	176,791	—	—	176,879
Equity-based compensation	372,721	3	2,469	5	—	2,477
Common dividends declared ($0.35 per share)	—	—	—	(88,654)	—	(88,654)
Balance at June 30, 2020	253,298,352	$2,533	$5,109,408	$(378,308)	$(3,507)	$4,730,126

Six Months Ended June 30, 2020
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385
Adoption of ASC Topic 326, cumulative adjustment	—	—	—	(2,465)	—	(2,465)
Net income	—	—	—	103,260	—	103,260
Other comprehensive loss	—	—	—	—	(1,171)	(1,171)
Issuance of common stock, net of costs of $3,755	12,894,954	129	325,327	—	—	325,456
Equity-based compensation	715,478	6	(1,106)	5	—	(1,095)
Shares repurchased under stock compensation plan	(134,980)	—	(2,745)	(2,340)	—	(5,085)
Common dividends declared ($0.70 per share) and dividend equivalents on restricted stock units	—	—	—	(174,159)	—	(174,159)
Balance at June 30, 2020	253,298,352	$2,533	$5,109,408	$(378,308)	$(3,507)	$4,730,126

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$117,391	$103,260
Adjustments to net income:
Depreciation and amortization	128,602	119,634
Amortization of deferred financing costs and other noncash interest expense	4,698	4,228
Amortization of equity-based compensation	17,694	(1,099)
Provisions for impairment	13,950	8,200
Net gain on dispositions of real estate	(21,550)	(3,277)
Loss from non-real estate, equity method investment	1,068	—
Noncash revenue and other	(5,436)	(41,935)
Changes in operating assets and liabilities:
Other assets	10,666	(6,227)
Accrued expenses, deferred revenue and other liabilities	(1,791)	1,054
Net cash provided by operating activities	265,292	183,838
Investing activities
Acquisition of and additions to real estate	(570,156)	(322,963)
Investment in loans and financing receivables	(44,933)	(58,015)
Collections of principal on loans and financing receivables	6,691	6,392
Proceeds from dispositions of real estate	172,492	60,671
Net cash used in investing activities	(435,906)	(313,915)
Financing activities
Borrowings under credit facility	279,000	600,000
Repayments under credit facility	(279,000)	—
Repayments under unsecured notes and term loans payable	(100,000)	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	514,785	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(116,447)	(17,809)
Financing costs paid	(10,755)	(84)
Proceeds from the issuance of common stock	172,372	329,210
Stock issuance costs paid	(2,931)	(3,775)
Shares repurchased under stock compensation plans	(9,345)	(5,085)
Dividends paid	(195,396)	(170,464)
Net cash provided by financing activities	252,283	731,993
Net increase in cash, cash equivalents and restricted cash	81,669	601,916
Cash, cash equivalents and restricted cash, beginning of period	176,576	111,381
Cash, cash equivalents and restricted cash, end of period	$258,245	$713,297

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$168,567	$699,165
Restricted cash	89,678	14,132
Total cash, cash equivalents and restricted cash	$258,245	$713,297

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$15,484	$19,169
Seller financing provided to purchaser of real estate sold	—	3,176
Purchase of real estate assets from borrowers under loans and financing receivables	35,384	16,086
Accrued financing and stock issuance costs	209	50
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$79,088	$80,715
Cash paid during the period for income and franchise taxes	1,859	1,770

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2021

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At June 30, 2021 and December 31, 2020, these special purpose entities held assets totaling $8.0 billion and $7.7 billion, respectively, and had third-party liabilities totaling $2.7 billion and $2.3 billion, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Reclassifications

Certain reclassifications have been made to December 31, 2020 balances to separately disclose restricted cash balances on the condensed consolidated balance sheet consistent with the June 30, 2021 presentation.

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

Impact of the COVID-19 Pandemic

Since the beginning of the novel coronavirus (COVID-19) pandemic in early 2020, the Company has provided certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB has provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts; net revenue recognized under these deferral arrangements results in a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recognized an additional $2.9 million and $4.9 million, respectively, of net revenue and collected $5.4 million and $11.3 million, respectively, of the receivables associated with these deferral arrangements. For both the three and six months ended June 30, 2020, the Company recognized $38.2 million of net revenue associated with deferral arrangements.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of June 30, 2021 and December 31, 2020, the Company had $35.0 million and $34.6 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. As of June 30, 2021, approximately 7.0% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales (for most of these leases, the contingent rent payment is for a temporary period); historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the three and six months ended June 30, 2021, the Company recognized aggregate provisions for the impairment of real estate of $6.6 million and $12.0 million, respectively. For the assets impaired in 2021, the estimated fair value of the impaired real estate assets at the time of impairment was $52.2 million. The Company recognized an aggregate provision for the impairment of real estate of $5.3 million and $8.2 million during the three and six months ended June 30, 2020, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of June 30, 2021 and December 31, 2020, the Company had loans receivable with an aggregate outstanding principal balance of $36.5 million and $39.9 million, respectively, on nonaccrual status.

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

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. For the six months ended June 30, 2021, the Company recognized an estimated $2.0 million of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of income.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. As of June 30, 2021, restricted cash also included $83.3 million that was used for the repayment of debt in July 2021 (Note 4). The Company had $89.7 million and $10.2 million of restricted cash at June 30, 2021 and December 31, 2020, respectively.

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

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction. As of June 30, 2021, the Company had no derivative instruments in place.

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the six months ended June 30, 2021, the Company granted RSAs representing 179,931 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 228,106 shares of restricted stock vested and no RSAs were forfeited. In connection with the vesting of RSAs, the Company repurchased 63,341 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of June 30, 2021, the Company had 591,379 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2018 through 2021 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the six months ended June 30, 2021, the Company awarded 744,840 RSUs to its executive officers, 170,861 RSUs vested and 65,718 previously awarded RSUs were considered not earned. In connection with the vesting of 547,822 RSUs, the Company repurchased 220,057 shares during the six months ended June 30, 2021 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of June 30, 2021, there were 1,806,436 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2016 and tax returns filed for 2017 through 2020 are subject to examination by these jurisdictions. As of June 30, 2021, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at June 30, 2021 or December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$62,431	$40,600	$117,391	$103,260
Less: earnings attributable to unvested restricted shares	(213)	(216)	(440)	(312)
Net income used in basic and diluted income per share	$62,218	$40,384	$116,951	$102,948
Denominator:
Weighted average common shares outstanding	270,909,151	248,788,868	268,961,123	246,213,380
Less: Weighted average number of shares of unvested restricted stock	(615,596)	(522,962)	(620,149)	(402,684)
Weighted average shares outstanding used in basic income per share	270,293,555	248,265,906	268,340,974	245,810,696
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—	—	—
Weighted average shares outstanding used in diluted income per share	270,293,555	248,265,906	268,340,974	245,810,696
(a)	For the three months ended June 30, 2021, excludes 208,824 shares and, for the six months ended June 30, 2021 and 2020, excludes 229,285 and 39,426 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At June 30, 2021, STORE Capital had investments in 2,738 property locations representing 2,684 owned properties (of which 52 are accounted for as financing arrangements and 23 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 30 properties which secure mortgage loans. The gross investment portfolio totaled $10.06 billion at June 30, 2021 and consisted of the gross acquisition cost of the real estate investments totaling $9.38 billion, loans and financing receivables with an aggregate carrying amount of $638.2 million and operating ground lease assets totaling $34.0 million. As of June 30, 2021, approximately 38% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the six months ended June 30, 2021, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2020	2,634	$9,639,766
Acquisition of and additions to real estate (a) (b)	155	602,138
Investment in loans and financing receivables (b)	6	44,933
Sales of real estate	(57)	(164,360)
Principal collections on loans and financing receivables (b)	—	(42,075)
Net change in operating ground lease assets (c)		(685)
Provisions for impairment		(13,950)
Other		(9,381)
Gross investments, June 30, 2021 (d)		10,056,386
Less accumulated depreciation and amortization (d)		(1,045,702)
Net investments, June 30, 2021	2,738	$9,010,684
(a)	Excludes $18.9 million of tenant improvement advances disbursed in 2021 which were accrued as of December 31, 2020 and includes $0.4 million of interest capitalized to properties under construction.
(b)	Includes $35.4 million relating to two receivables which were repaid in full through a non-cash property acquisition/principal collection transaction in which the Company purchased the underlying collateral property (buildings and improvements) and leased it back to the customer; excludes the impact of the change in the presentation for certain financing receivables during the period.
(c)	Represents amortization recognized on operating ground lease assets during the six months ended June 30, 2021.
(d)	Includes the dollar amount of investments ($33.2 million) and the accumulated depreciation ($3.7 million) related to real estate investments held for sale at June 30, 2021.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenues:
Operating leases (a)(c)	$180,004	$156,176	$349,320	$319,488
Sublease income - operating ground leases (b)	702	521	1,405	1,104
Amortization of lease related intangibles and costs	(542)	(703)	(1,233)	(1,248)
Total rental revenues	$180,164	$155,994	$349,492	$319,344

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$5,191	$4,826	$11,120	$9,126
Sale-leaseback transactions accounted for as financing arrangements	4,464	3,749	8,560	7,389
Direct financing receivables	2,005	3,296	4,543	6,838
Total interest income on loans and financing receivables	$11,660	$11,871	$24,223	$23,353
(a)	For the three months ended June 30, 2021 and 2020, includes $624,000 and $661,000, respectively, of property tax tenant reimbursement revenue and includes $3.1 million and $74,000, respectively, of variable lease revenue. For the six months ended June 30, 2021 and 2020, includes $1.2 million and $1.3 million, respectively, of property tax tenant reimbursement revenue and includes $6.2 million and $0.1 million, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the three and six months ended June 30, 2021, includes $2.9 million and $4.9 million, respectively, of revenue that has been deferred related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheet. For both the three and six months ended June 30, 2020, includes $38.2 million of revenue related to COVID-19 rent and financing relief arrangements.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 530 customers geographically dispersed throughout 49 states. Only one state, Texas (10%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at June 30, 2021. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at June 30, 2021, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, as of June 30, 2021, the largest customer represented 3.0% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 820 concepts; the largest of these concepts represented 2.4% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of June 30, 2021 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	728	$1,216,242	12%
Early childhood education centers	257	599,693	6
Health clubs	90	528,621	5
Automotive repair and maintenance	201	520,303	5
Furniture stores	66	475,477	5
Metal fabrication	94	468,113	5
Farm and ranch supply stores	41	377,294	4
All other service industries	941	3,549,707	35
All other retail industries	136	1,013,378	10
All other manufacturing industries	184	1,307,558	13
Total (a)	2,738	$10,056,386	100%
(a)	Includes the dollar amount of investments ($33.2 million) related to real estate investments held for sale at June 30, 2021.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at June 30, 2021 was approximately 14 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At June 30, 2021, 11 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of June 30, 2021, are as follows (in thousands):

Remainder of 2021	$371,394
2022	763,034
2023	758,871
2024	750,522
2025	746,658
2026	739,354
Thereafter	6,140,915
Total future minimum rentals (a)	$10,270,748
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	June 30,	December 31,
	2021	2020
In-place leases	$36,300	$37,440
Ground lease-related intangibles	19,449	19,449
Above-market leases	—	4,745
Total intangible lease assets	55,749	61,634
Accumulated amortization	(23,988)	(27,935)
Net intangible lease assets	$31,761	$33,699

Aggregate lease intangible amortization included in expense was $0.9 million and $1.0 million during the three months ended June 30, 2021 and 2020, respectively, and was $1.8 million and $2.1 million during the six months ended June 30, 2021 and 2020, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.3 million during the three months ended June 30, 2020 and was $0.2 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively.

Based on the net balance of the intangible assets at June 30, 2021, the aggregate amortization expense is expected to be $1.7 million for the remainder of 2021, $3.3 million in 2022, $2.9 million in 2023, $2.4 million in 2024, $1.8 million in 2025 and $1.7 million in 2026. The weighted average remaining amortization period is approximately eight years for the in-place lease intangibles and approximately 43 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of June 30, 2021, STORE Capital had operating ground lease assets aggregating $34.0 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $827,000 and $549,000 during the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $702,000 and $521,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The future minimum lease payments to be paid under the operating ground leases as of June 30, 2021 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2021	$200	$1,617	$1,817
2022	401	2,606	3,007
2023	4,149	2,628	6,777
2024	55	2,709	2,764
2025	57	2,394	2,451
2026	57	2,230	2,287
Thereafter	3,071	44,491	47,562
Total lease payments	7,990	58,675	66,665
Less imputed interest	(3,054)	(29,101)	(32,155)
Total operating lease liabilities - ground leases	$4,936	$29,574	$34,510
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $58.7 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	June 30,	December 31,
Type	Rate (a)	Date	2021	2020
Six mortgage loans receivable	7.93%	2021 - 2023	$101,803	$101,793
Four mortgage loans receivable	8.55%	2032 - 2037	14,574	14,673
Fifteen mortgage loans receivable (b)	8.60%	2051 - 2060	199,828	185,525
Total mortgage loans receivable			316,205	301,991
Equipment and other loans receivable	8.10%	2021 - 2027	30,631	31,636
Total principal amount outstanding—loans receivable			346,836	333,627
Unamortized loan origination costs			994	1,206
Sale-leaseback transactions accounted for as financing arrangements (c)	7.84%	2034 - 2043	219,636	204,469
Direct financing receivables			78,789	117,047
Allowance for credit and loan losses (d)			(8,028)	(6,028)
Total loans and financing receivables			$638,227	$650,321
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million of credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and $3.0 million of credit losses recognized since the adoption of ASC Topic 326.

Loans Receivable

At June 30, 2021, the Company held 51 loans receivable with an aggregate carrying amount of $341.5 million. Twenty-five of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2024) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2021	$1,342	$35,865	$37,207
2022	2,595	9,201	11,796
2023	2,702	79,995	82,697
2024	2,944	—	2,944
2025	1,597	510	2,107
2026	1,629	359	1,988
Thereafter	157,864	50,233	208,097
Total principal payments	$170,673	$176,163	$346,836

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of June 30, 2021 and December 31, 2020, the Company had $219.6 million and $204.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of June 30, 2021, were as follows (in thousands):

Remainder of 2021	$8,868
2022	17,505
2023	17,582
2024	17,717
2025	17,857
2026	17,951
Thereafter	223,537
Total future scheduled payments	$321,017

Direct Financing Receivables

As of June 30, 2021 and December 31, 2020, the Company had $78.8 million and $117.0 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Minimum lease payments receivable	$163,285	$242,694
Estimated residual value of leased assets	8,938	14,800
Unearned income	(93,434)	(140,447)
Net investment	$78,789	$117,047

As of June 30, 2021, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $3.9 million for the remainder of 2021, average approximately $7.9 million for each of the next five years and $119.6 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of June 30, 2021, $84.6 million of loans and financing receivables were categorized as investment grade and $560.7 million were categorized as non-investment grade. During the six months ended June 30, 2021, there were $2.0 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of June 30, 2021, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2021, $5.0 million in 2020, $44.9 million in 2019, none in 2018 and 2017, and $34.7 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $39.0 million in 2021, $133.1 million in 2020, $201.2 million in 2019, $36.6 million in 2018, $12.5 million in 2017 and $138.3 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. In June 2021, the Company amended the credit facility; the amended facility has an immediate availability of $600 million and an accordion feature of $1.0 billion, which allows the size of the facility to be increased up to $1.6 billion. The facility matures in June 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.0625% extension fee. At June 30, 2021, the Company had no borrowings outstanding on the facility.

Borrowings under the facility require monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.40%. The credit spread used is based on the Company’s credit rating as defined in the credit agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30%. Currently, the applicable credit spread for LIBOR-based borrowings is 0.85% and the facility fee is 0.20%.

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $6.2 billion at June 30, 2021.

The facility is recourse to the Company and, as of June 30, 2021, the Company was in compliance with the covenants under the facility.

At June 30, 2021 and December 31, 2020, unamortized financing costs related to the Company’s credit facility totaled $4.3 million and $1.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of June 30, 2021, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of June 30, 2021, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan. The Company repaid the term loan at maturity in April 2021 and the related swap agreements expired.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2021	2020
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Total notes payable			1,425,000	1,425,000
Term Loans:
Term Loan issued April 2016	Apr. 2021		—	100,000
Total term loans			—	100,000
Unamortized discount			(4,576)	(4,867)
Unamortized deferred financing costs			(9,714)	(10,521)
Total unsecured notes and term loans payable, net			$1,410,710	$1,509,612

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at June 30, 2021.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of June 30, 2021, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.5 billion.

In conjunction with the June 2021 issuance of the STORE Master Funding Series 2021-1 notes, the Company prepaid, without penalty, the Series 2013-1, Class A-2 notes in May 2021 and the Series 2013-2, Class A-2 notes in July 2021; these notes had an aggregate outstanding balance of $170.0 million at the time of prepayment, scheduled to mature in 2023, and bore interest rates of 4.65% and 5.33%, respectively. During the second quarter of 2021, the Company recognized $0.5 million of accelerated amortization of deferred financing costs associated with the Series 2013-1 debt prepayment and expects that $0.6 million of accelerated amortization will be recognized in the third quarter associated with the Series 2013-2 debt prepayment.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $324.9 million at June 30, 2021.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2021	2020
Non-recourse net-lease mortgage notes:
$102,000 Series 2013-1, Class A-2		4.65%		$—	$87,607
$97,000 Series 2013-2, Class A-2 (a)	Jul. 2023	5.33%		83,450	84,473
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		86,737	87,775
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		135,042	135,392
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		142,802	143,552
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,167	49,417
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		261,675	262,350
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		182,291	184,350
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		79,328	80,172
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,636	45,751
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		124,436	125,798
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		217,058	218,198
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		161,267	162,087
$168,500 Series 2021-1, Class A-1	Jun. 2028	2.12%		168,500	—
$89,000 Series 2021-1, Class A-3	Jun. 2028	2.86%		89,000	—
$168,500 Series 2021-1, Class A-2	Jun. 2033	2.96%		168,500	—
$89,000 Series 2021-1, Class A-4	Jun. 2033	3.70%		89,000	—
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		236,048	238,559
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		134,923	135,263
Total non-recourse net-lease mortgage notes				2,454,860	2,040,744
Non-recourse mortgage notes:
$16,100 note issued February 2014		4.83%		—	13,539
$13,000 note issued May 2012	May 2022	5.195%		10,160	10,355
$26,000 note issued August 2012	Sept. 2022	5.05%		20,480	20,867
$6,400 note issued November 2012	Dec. 2022	4.707%		5,036	5,133
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,489	9,666
$17,500 note issued August 2013	Sept. 2023	5.46%		14,456	14,695
$10,075 note issued March 2014	Apr. 2024	5.10%		8,907	9,004
$65,000 note issued June 2016	Jul. 2026	4.75%		59,819	60,409
$41,690 note issued March 2019	Mar. 2029	4.80%		41,591	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (b)	5,460	5,549
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,161	6,215
Total non-recourse mortgage notes				181,559	197,122
Unamortized discount				(557)	(386)
Unamortized deferred financing costs				(29,186)	(24,846)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,606,676	$2,212,634
(a)	Notes were prepaid, without penalty, in July 2021 using proceeds from the issuance of the Series 2021-1 notes.
(b)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Long-term Debt Maturity Schedule

As of June 30, 2021, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments		Total
Remainder of 2021	$15,661	$83,277	(a)	$98,938
2022	26,661	109,114		135,775
2023	25,492	103,721		129,213
2024	22,331	426,914		449,245
2025	20,036	256,613		276,649
2026	17,926	532,142		550,068
Thereafter	40,209	2,381,322		2,421,531
	$168,316	$3,893,103		$4,061,419

(a)	Balloon payments for the remainder of 2021 represent the amount of the Series 2013-2, Class A-2 notes which were prepaid, without penalty, in July 2021 from restricted cash held at June 30, 2021; the Series 2013-2 notes had an original maturity date of July 2023.

5. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program).

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended June 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
1,648,040	$34.17	$56.3	$(0.9)	$-	$55.4

Six Months Ended June 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
5,131,091	$33.59	$172.4	$(2.6)	$(0.3)	$169.5

Inception of Program Through June 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,650,151	$32.99	$285.4	$(4.3)	$(0.5)	$280.6

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

As of June 30, 2021, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $146.1 million, of which $126.4 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $0.4 million at December 31, 2020; the Company had no derivatives outstanding at June 30, 2021. Derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at June 30, 2021 and December 31, 2020. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At June 30, 2021, these debt obligations had a carrying value of $4,017.4 million and an estimated fair value of $4,359.9 million. At December 31, 2020, these debt obligations had an aggregate carrying value of $3,722.2 million and an estimated fair value of $4,047.6 million.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of June 30, 2021, approximately 820 brand names or business concepts in over 100 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $11.7 billion of real estate investments. As of June 30, 2021, our investment portfolio totaled approximately $10.0 billion, consisting of investments in 2,738 property locations across the United States. All the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.9%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of June 30, 2021, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2021, the weighted average remaining term of our leases (calculated based on base rent) was approximately 14 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then fair market value or our cost, as defined in the lease contracts).

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

COVID-19 Pandemic

Since early 2020, the world has been impacted by the pandemic. The COVID-19 pandemic has primarily impacted us through government mandated limits (i.e., required closing or limits on operations and social distancing requirements) imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay their rent to us. In addition, although 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance, we may be required make the property tax payment on behalf of the tenant if they are unable to do so. We took a number of mitigation steps in response to the impact of COVID-19 on our operations. We were able to immediately transition to a remote working environment and all our employees have collectively taken steps to manage the impact to us, carrying on daily operations remotely.

To assist our tenants during the pandemic, we worked directly with our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. During 2020, we recognized net revenue aggregating approximately $57.1 million related to these deferral arrangements and collected $9.9 million in repayments of the amounts deferred. During the six months ended June 30, 2021, we recognized an additional $4.9 million of net revenue related to deferral arrangements and collected $11.3 million in repayments of amounts deferred. We expect over 70% of our remaining receivable will be collected over the next 18 months.

Currently, most states have lifted the most onerous restrictions that have significantly impacted economic activity; however, the economic impact of COVID-19 may continue over the near term, depending on state and local outbreaks of the virus and its variants and the availability and acceptance of the vaccines. As restrictions have been lifted, our tenants gradually increased their business activity and, therefore, have improved their ability to meet their financial obligations to us under their lease contracts. As a result, our rent and interest collections have increased from a low of 70% in May 2020 to 98% in July 2021. Essentially, all our properties have now reopened for business.

The Company continues to closely watch for unpredictable factors that could impact its business going forward, including the duration of the pandemic; governmental, business and individual actions in response to the pandemic, including the vaccination process; and the overall impact on broad economic activity.

Liquidity and Capital Resources

As of June 30, 2021, our investment portfolio stood at approximately $10.0 billion, consisting of investments in 2,738 property locations. Substantially all our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of June 30, 2021, the weighted average remaining term of our leases was approximately 14 years and the contracts related to just 15 properties, representing less than 0.5% of our annual base rent and interest, are due to expire during the remainder of 2021; 80% of our leases have ten years or more remaining in their base lease term. As of June 30, 2021, 11 of our 2,738 properties were vacant and not subject to a lease, which represents a 99.6% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

As we continue to gain better visibility into the path to recovery from the pandemic, we intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of June 30, 2021, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $146.1 million, the majority of which is expected to be funded in the next twelve months.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less dividends plus proceeds from our sale of properties) and our annual debt maturities; we have no significant debt maturities until 2024.

As of June 30, 2021, all our long-term debt was fixed rate debt and our weighted average debt maturity was 6.9 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio). Our leverage, expressed as the ratio of debt (net of cash and cash equivalents) to the cost of our investment portfolio, was approximately 38% at June 30, 2021.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of June 30, 2021, our secured non-recourse borrowings had a loan-to-cost ratio of approximately 68% and approximately 38% of our investment portfolio serves as collateral for this long-term debt. The remaining 62% of our portfolio properties, aggregating approximately $6.2 billion at June 30, 2021, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short term real estate financing would not be available to us. As we continue to grow our real estate portfolio, we also intend to continue to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of our third issuance of senior unsecured public notes in November 2020, we prepaid, without penalty, $92.3 million of STORE Master Funding Series 2015-1 Class A-1 notes and one of our $100 million bank term loans. Similar to these prepayment transactions, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our $600 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. As of June 30, 2021, we had no amounts outstanding under our unsecured revolving credit facility.

In June 2021, we recast this unsecured revolving credit facility to increase the accordion feature from $800 million to $1.0 billion, which now gives us a maximum borrowing capacity of $1.6 billion. The amended facility matures in June 2025 and includes two six-month extension options, subject to certain conditions. Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.40%. The credit spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30%. The amendment reduced the currently applicable credit spread for LIBOR-based borrowings by 15 basis points to 0.85% and the facility fee is 0.20%. The amended credit agreement does allow for a further reduction in the pricing for LIBOR-based borrowings if certain environmental sustainability metrics are met.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $6.2 billion at June 30, 2021. The facility is recourse to us and, as of June 30, 2021, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In November 2020, we completed our third issuance of underwritten public notes in an aggregate principal amount of $350.0 million and, as of June 30, 2021, we had an aggregate principal amount of $1.05 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.96% and interest on these notes is paid semi-annually in March and September or May and November of each year. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2021 we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes are similar to our unsecured revolving credit facility. We repaid our remaining $100 million bank term loan in April 2021 at its maturity and the related interest rate swap agreements expired. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.4 billion as of June 30, 2021.

Non-recourse Secured Debt

As of June 30, 2021, approximately 34% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and our Series 2019-1 transaction in November 2019 marked our first issuance of 15-year notes. We believe these two precedent transactions both broadened the market for our STORE Master Funding debt program and gave us access to lower cost secured debt. In late June 2021, our consolidated special purpose entities issued the tenth series, Series 2021-1, of net lease mortgage notes under the STORE Master Funding debt program consisting of $515 million of notes issued in four Class A tranches as summarized below:

Note Class	Rating (a)	Amount (in millions)	Coupon Rate	Term	Maturity Date
Class A-1	AAA	$168.5	2.12%	7 years	June 2028
Class A-2	AAA	168.5	2.96%	12 years	June 2033
Class A-3	A+	89.0	2.86%	7 years	June 2028
Class A-4	A+	89.0	3.70%	12 years	June 2033
Total / Weighted Average Coupon Rate		$515.0	2.80%
(a)	By S&P Global Ratings.

The Series 2021-1 transaction served to further our belief that the market for the STORE Master Funding program is broadening. In anticipation of this issuance, we prepaid, without penalty, $86.7 million of STORE Master Funding Series 2013-1, Class A-2 notes in May 2021. In addition, $83.3 million of the proceeds from the issuance were held in restricted cash as of June 30, 2021 and used to prepay, without penalty, the Series 2013-2, Class A-2 notes in July 2021. These two prepaid note classes bore a weighted average interest rate of 4.98%. A portion of the net proceeds from the issuance were also used to pay down balances on our revolving credit facility with the remainder representing new incremental term borrowings.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of June 30, 2021, there was an aggregate $190.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short term borrowings as we have done from time to time in the past.

The ABS notes outstanding at June 30, 2021 totaled $2.4 billion in Class A principal amount and were supported by a collateral pool of approximately $3.5 billion representing 1,135 property locations operated by 210 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the six months ended June 30, 2021, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $60 million on cash collections of $125 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 1.9 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of June 30, 2021, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $4.1 billion, a weighted average maturity of 6.9 years and a weighted average interest rate of 4.1%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of June 30, 2021:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,455	$3,455	$—	$3,455
Other mortgage notes payable	181	325	—	325
Total non-recourse debt	2,636	3,780	—	3,780
Unsecured notes and term loans payable	1,425	—	—	—
Unsecured credit facility	—	—	—	—
Total unsecured debt (including revolving credit facility)	1,425	—	—	—
Unencumbered real estate assets	—	4,995	1,281	6,276
Total debt	$4,061	$8,775	$1,281	$10,056

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

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended June 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
1,648,040	$34.17	$56.3	$(0.9)	$-	$55.4

Six Months Ended June 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
5,131,091	$33.59	$172.4	$(2.6)	$(0.3)	$169.5

Inception of Program Through June 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,650,151	$32.99	$285.4	$(4.3)	$(0.5)	$280.6

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the six months ended June 30, 2021 increased by $81.5 million over the same period in 2020, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income as well as the impact of the higher level of rent deferral arrangements granted to tenants in 2020 versus 2021. Our investments in real estate, loans and financing receivables during the first six months of 2021 were $234.1 million more than the same period in 2020. We intentionally reduced our investment activity in early 2020 due to the volatility in the capital markets stemming from the pandemic. During the six months ended June 30, 2021, our investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of stock and borrowings on our unsecured revolving credit facility. Investment activity during the same period in 2020 was primarily funded with a combination of cash from operations, proceeds from the issuance of stock and borrowings on our unsecured revolving credit facility. Net cash provided by financing activities was lower for the six months ended June 30, 2021 as compared to the same period in 2020 primarily as a result the $600.0 million of borrowings on our unsecured revolving credit facility, of which $450.0 million was borrowed as a precautionary measure as a result of the pandemic in late March 2020. Financing activities in 2021 include the proceeds from the issuance of the Series 2021-1 notes under our Master Funding debt program offset by the repayment of our last $100 million bank term loan and the Master Funding Series 2013-1, Class A-2 prepaid in May 2021. We paid dividends to our stockholders totaling $195.4 million and $170.5 million during the first six months of 2021 and 2020, respectively; we increased our quarterly dividend in the third quarter of 2020 by 2.9% to an annualized $1.44 per common share.

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$265,292	$183,838
Net cash used in investing activities	(435,906)	(313,915)
Net cash provided by financing activities	252,283	731,993
Net increase in cash, cash equivalents and restricted cash	81,669	601,916
Cash, cash equivalents and restricted cash, beginning of period	176,576	111,381
Cash, cash equivalents and restricted cash, end of period	$258,245	$713,297

As of June 30, 2021, we had liquidity of $168.6 million on our balance sheet. Management believes that our current cash balance, the $600.0 million of immediate borrowing capacity on our unsecured revolving credit facility, the cash generated by our operations as well as the $1.0 billion of liquidity available to us under the accordion feature of our recently amended credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2020, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease. As disclosed in Liquidity and Capital Resources, during the six months ended June 30, 2021, certain of our consolidated special purpose entity subsidiaries issued $515 million in aggregate principal amount of non-recourse net-lease mortgage notes. The issuance included equal amounts of seven- and twelve-year notes that bear a weighted average interest rate of 2.80%; in conjunction with this note issuance, we also prepaid, without penalty, $86.7 million of previously issued non-recourse net lease mortgage notes which bore an interest rate of 4.65% and were scheduled to mature in 2023. Additionally, in July 2021, we used proceeds from the new note issuance to prepay, without penalty, $83.3 million of non-recourse net-lease mortgage notes which bore an interest rate of 5.33% and were scheduled to mature in 2023.

Recently Issued Accounting Pronouncements

See Note 2 to the June 30, 2021 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of June 30, 2021, our total investment in real estate and loans approximated $10.0 billion, representing investments in 2,738 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 760 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 14 years.

Our real estate portfolio is highly diversified. As of June 30, 2021, our 2,738 property locations were operated by 529 customers across the United States. Our customers are typically established regional and national operators, with over 70% of our base rent and interest coming from customers with over $50 million in annual revenues. Our largest customer represented approximately 3.0% of our portfolio at June 30, 2021, and our top ten largest customers represented 18.4% of base rent and interest. Our customers operate their businesses across approximately 820 brand names or business concepts in over 100 industries. The largest of the business concepts represented 2.4% of our base rent and interest as of June 30, 2021 and more than 80% of the concepts represented less than 1% of base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on June 30, 2021, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of June 30, 2021, our property locations were operated by 529 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	3.0%	27
Fleet Farm Group LLC	2.4	9
Cadence Education, Inc. (Early childhood/elementary education)	2.0	60
US LBM Holdings, LLC (Building materials distribution)	1.9	93
Great Outdoors Group, LLC (Cabela's)	1.7	10
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.6	25
CWGS Group, LLC (Camping World/Gander Outdoors)	1.6	20
Zips Holdings, LLC	1.5	47
American Multi-Cinema, Inc. (AMC/Carmike/Starplex)	1.4	14
Loves Furniture, Inc.	1.3	16
All other (519 customers)	81.6	2,417
Total	100.0%	2,738

Diversification by Industry

As of June 30, 2021, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 79 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	7.4%	354	2,451
Restaurants—limited service	4.6	374	1,005
Early childhood education centers	6.0	257	2,721
Automotive repair and maintenance	5.2	201	1,084
Health clubs	5.1	90	3,104
Movie theaters	3.6	37	1,881
Pet care facilities	3.6	183	1,718
Lumber & construction materials wholesalers	3.4	161	6,494
All other service (30 industry groups)	25.5	560	22,709
Total service	64.4	2,217	43,167
Retail:
Furniture stores	4.2	66	3,846
All other retail (17 industry groups)	12.6	177	10,028
Total retail	16.8	243	13,874
Manufacturing:
Metal fabrication	5.0	94	11,221
All other manufacturing (22 industry groups)	13.8	184	23,522
Total manufacturing	18.8	278	34,743
Total	100.0%	2,738	91,784

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of June 30, 2021:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.3%	306
California	6.3	80
Illinois	6.0	174
Florida	5.3	158
Georgia	5.0	151
Ohio	5.0	140
Wisconsin	4.8	70
Arizona	4.4	90
Michigan	3.7	92
Tennessee	3.6	115
All other (39 states) (1)	45.6	1,362
Total	100.0%	2,738
(1)	Includes one property in Ontario, Canada which represents less than 0.1% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of June 30, 2021:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2021	0.4%	15
2022	0.3	9
2023	1.2	11
2024	0.6	22
2025	1.2	25
2026	1.3	50
2027	1.8	53
2028	3.2	66
2029	5.8	169
2030	3.8	148
Thereafter	80.4	2,159
Total	100.0%	2,727
(1)	Expiration year of contracts in place as of June 30, 2021 and excludes any tenant option renewal periods.
(2)	Excludes 11 properties that were vacant and not subject to a lease as of June 30, 2021.

Results of Operations

Overview

As of June 30, 2021, our real estate investment portfolio had grown to approximately $10.0 billion, consisting of investments in 2,738 property locations in 49 states, operated by more than 525 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In thousands)	2021	2020	(Decrease)	2021	2020	(Decrease)
Total revenues	$192,046	$168,280	$23,766	$374,307	$346,177	$28,130
Expenses:
Interest	41,709	44,032	(2,323)	83,537	85,726	(2,189)
Property costs	5,168	5,290	(122)	9,831	11,294	(1,463)
General and administrative	16,089	13,134	2,955	41,095	21,013	20,082
Depreciation and amortization	65,035	60,296	4,739	128,602	119,634	8,968
Provisions for impairment	6,600	5,300	1,300	13,950	8,200	5,750
Total expenses	134,601	128,052	6,549	277,015	245,867	31,148
Other income:
Net gain on dispositions of real estate	5,880	531	5,349	21,550	3,277	18,273
Loss from non-real estate, equity method investment	(705)	—	(705)	(1,068)	—	(1,068)
Income before income taxes	62,620	40,759	21,861	117,774	103,587	14,187
Income tax expense	189	159	30	383	327	56
Net income	$62,431	$40,600	$21,831	$117,391	$103,260	$14,131

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $9.2 billion in gross investment amount representing 2,554 properties as of June 30, 2020 to approximately $10.0 billion in gross investment amount representing 2,738 properties at June 30, 2021. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $9.8 billion in 2021 and $9.1 billion in 2020. During the six-month periods, the weighted average real estate investment amounts were approximately $9.7 billion in 2021 and $9.0 billion in 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing a full year of revenue in 2021 on acquisitions that were made during 2020. Similarly, the full revenue impact of acquisitions made during the first half of 2021 will not be seen until the second half of 2021. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During the six months ended June 30, 2020, we recognized $2.3 million of other lease-related revenues, which includes lease termination fees; we did not recognize any similar revenues in 2021.

The pandemic has primarily impacted us through government mandated limits imposed on our tenants’ businesses and continuing public perceptions regarding safety, which impacted our tenants’ ability to pay rent. Essentially all our properties are currently open for business. We have worked directly with a number of our tenants to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements, which allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. As restrictions have been lifted and impacted tenants have been better able to pay their rent, our monthly rent and interest collections have increased and deferrals have decreased. During the three and six months ended June 30, 2021, we recognized net revenue aggregating approximately $2.9 million and $4.9 million, respectively, related to deferral arrangements. We collected $5.4 million and $11.3 million of deferred revenue-related receivables during the three and six months ended June 30, 2021, respectively. We expect over 70% of our remaining receivable will be collected over the next 18 months.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. As a result of the market disruption occurring during the onset of the pandemic, the weighted average lease rate attained on our new investments was 8.7% during the three months ended June 30, 2020 as compared to 7.8% for the same period in 2021. For the six months ended June 30, 2021 and 2020, the weighted average lease rate attained on our new investments was approximately 7.8% and 7.9%, respectively. As we expected, capitalization rates during 2021 have returned to near 2019 levels; we are seeing some capitalization rate compression across the industry and we currently estimate that the weighted average lease rates that we are able to attain may slightly compress as we move through 2021.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense - credit facility	$330	$2,932	$330	$3,212
Interest expense - credit facility fees	304	303	604	606
Interest expense - long-term debt (secured and unsecured)	38,681	38,807	78,323	78,005
Capitalized interest	(204)	(96)	(418)	(325)
Amortization of deferred financing costs and other	2,598	2,086	4,698	4,228
Total interest expense	$41,709	$44,032	$83,537	$85,726
Credit facility:
Average debt outstanding	$120,659	$600,000	$60,663	$328,022
Average interest rate during the period (excluding facility fees)	1.1%	2.0%	1.1%	2.0%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,636,077	$3,621,244	$3,691,578	$3,625,691
Average interest rate during the period	4.3%	4.3%	4.2%	4.3%

Average outstanding long-term debt was consistent for both the three and six month periods ended June 30, 2021 as compared to the same periods in 2020; as a result of the timing of our new debt and repayment transactions, we also had comparable levels of interest expense on long-term debt for both the three and six month periods. Long-term debt added after June 30, 2020 primarily consisted of $350 million of 2.75% senior unsecured notes issued in November 2020 and $515.0 million of STORE Master Funding Series 2021-1 notes, which bear a weighted average interest rate of 2.80%, issued in late June 2021. Long-term debt repaid in full, without penalties, since June 30, 2020 include both of our $100 million bank term loans, $92.3 million of STORE Master Funding Series 2015-1 Class A-1 notes and $86.7 million of STORE Master Funding Series 2013-1 Class A-2 notes. As a result of STORE Master Funding Series 2013-1 Class A-2 debt prepayment, we recognized $0.5 million of accelerated amortization of deferred financing costs in the second quarter of 2021. As of June 30, 2021, we had $4.1 billion of long-term debt outstanding with a weighted average interest rate of 4.1%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility decreased from 2020 when we had the full amount outstanding on the revolver during a large portion of the year. In June 2021, we amended our revolving credit agreement which included a reduction of 15 basis points on the LIBOR-based borrowings made on the facility. As of June 30, 2021, we had no amounts outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of June 30, 2021, we owned 11 properties that were vacant and not subject to a lease and the lease contracts related to just ten properties we own are due to expire during the remainder of 2021. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of June 30, 2021, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Property-level operating costs (a)	$3,600	$3,963	$6,731	$8,642
Ground lease-related intangibles amortization expense	117	117	234	234
Operating ground lease payments made by STORE Capital	106	16	179	21
Operating ground lease payments made by STORE Capital tenants	509	368	1,033	812
Operating ground lease straight-line rent expense	212	165	409	316
Property taxes payable from tenant impounds	624	661	1,245	1,269
Total property costs	$5,168	$5,290	$9,831	$11,294
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $16.1 million and $41.1 million for the three and six months ended June 30, 2021 as compared to $13.1 million and $21.0 million for the same periods in 2020. However, excluding noncash stock-based compensation expense from both periods, general and administrative expenses remained relatively consistent at 0.46% of average portfolio investment assets for the three months ended June 30, 2021 as compared to 0.47% for the same period in 2020; for the six month periods, general and administrative expenses excluding noncash stock-based compensation expense was 0.48% of average portfolio investment assets in 2021 as compared to 0.49% in 2020.

General and administrative expenses for the first six months of 2020 were less than expected due to the reversal, in the first quarter, of $6.7 million of previously recognized stock-based compensation expense. The reversal derecognized all prior period expense recorded for certain performance-based restricted stock unit awards (RSUs) granted in 2018 and 2019 that were not expected to vest as the achievement of the performance metrics related to the compound annual growth rate of AFFO per share was deemed not probable at that point in time and previously recognized expense was required to be reversed or derecognized.

General and administrative expenses for the first six months of 2021 included a cumulative catch-up adjustment of $10.1 million of noncash stock-based compensation expense recognized in the first quarter related to 1) the reinstatement of expense derecognized in the first quarter of 2020, plus 2) the expense related to 2020 and the first quarter of 2021 as a portion of the related performance-based RSUs granted in 2018 and 2019 were now expected to vest. Excluding stock-based compensation expense, general and administrative expenses for the six-month periods were comparable at $23.4 million in 2021 versus $22.1 million in 2020.

We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale. Expenses also included amounts related to staff additions; our employee base grew from 96 employees on June 30, 2020 to 119 employees as of June 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $60.3 million and $119.6 million for the three and six months ended June 30, 2020 to $65.0 million and $128.6 million for the comparable periods in 2021.

Provisions for Impairment

During the three and six months ended June 30, 2021, we recognized $6.6 million and $12.0 million, respectively, in provisions for the impairment of real estate and, during the six months ended June 30, 2021, recognized $2.0 million in provisions for credit losses related to our loans and financing receivables. We recognized $5.3 million and $8.2 million in provisions for the impairment of real estate during the three and six months ended June 30, 2020, respectively.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended June 30, 2021, we recognized a $5.9 million aggregate net gain on the sale of 13 properties. In comparison, for the three months ended June 30, 2020, we recognized a $0.5 million aggregate net gain on the sale of 16 properties. For the six months ended June 30, 2021, we recognized a $21.5 million aggregate net gain on the sale of 57 properties as compared to an aggregate net gain of $3.3 million on the sale of 25 properties in 2020.

Net Income

For the three and six months ended June 30, 2021, our net income was $62.4 million and $117.4 million, respectively, reflecting increases from $40.6 million and $103.3 million, respectively, for the comparable periods in 2020. The change in net income is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and an increased net gain on dispositions of real estate offset by increases in general and administrative and depreciation and amortization expenses as noted above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net Income	$62,431	$40,600	$117,391	$103,260
Depreciation and amortization of real estate assets	64,974	60,222	128,481	119,477
Provision for impairment of real estate	6,600	5,300	11,950	8,200
Net gain on dispositions of real estate	(5,880)	(531)	(21,550)	(3,277)
Funds from Operations (a)	128,125	105,591	236,272	227,660
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(2,468)	(2,659)	(3,979)	(3,924)
Construction period rent deferrals	1,109	410	1,737	936
Amortization of:
Equity-based compensation	4,789	2,473	17,694	(1,099)
Deferred financing costs and other (b)	2,598	2,086	4,698	4,228
Lease-related intangibles and costs	960	854	1,787	1,529
Provision for loan losses	—	—	2,000	—
Lease termination fees	—	—	—	(237)
Capitalized interest	(204)	(96)	(418)	(325)
Loss from non-real estate, equity method investment	705	—	1,068	—
Adjusted Funds from Operations (a)	$135,614	$108,659	$260,859	$228,768

(a)	FFO and AFFO for the three and six months ended June 30, 2021, include approximately $2.9 million and $4.9 million, respectively, of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic; the Company accounts for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the condensed consolidated balance sheet. For the three and six months ended June 30, 2021, FFO and AFFO exclude $5.4 million and $11.3 million, respectively, collected under these short-term deferral arrangements. For both the three and six months ended June 30, 2020, FFO and AFFO include approximately $38.2 million of net revenue subject to the short-term deferral arrangements.
(b)	For the three and six months ended June 30, 2021, includes $0.5 million of accelerated amortization of deferred financing costs related to the prepayment of debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At June 30, 2021, all our long-term debt carried a fixed interest rate and the weighted average debt maturity was approximately 6.9 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

At June 30, 2021, the Company’s $600 million unsecured revolving credit facility, which matures in June 2025, is its only contract indexed to LIBOR; as a result, during the recent amendment of this credit facility, alternative reference rate transition language was added to the credit agreement in anticipation of the LIBOR transition. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2021, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of June 30, 2021 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the second quarter of 2021 were in connection with this tax withholding obligation. During the three months ended June 30, 2021, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2021 through April 30, 2021	-	$-
May 1, 2021 through May 31, 2021	16,156	$33.34
June 1, 2021 through June 30, 2021	-	$-
Total	16,156	$33.34

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

STORE CAPITAL CORPORATION
(Registrant)

Date: August 6, 2021	By:	/s/ Catherine Long
Catherine Long
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)