Form 10-Q
period 2021-09-30
STORE CAPITAL Corp
filed 2021-11-05
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 272,674,305 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,025,429	$2,807,153
Buildings and improvements	6,565,092	6,059,513
Intangible lease assets	54,971	61,634
Total real estate investments	9,645,492	8,928,300
Less accumulated depreciation and amortization	(1,098,560)	(939,591)
	8,546,932	7,988,709
Real estate investments held for sale, net	26,553	22,304
Operating ground lease assets	33,653	34,683
Loans and financing receivables, net	649,414	650,321
Net investments	9,256,552	8,696,017
Cash and cash equivalents	37,018	166,381
Other assets, net	131,428	141,942
Total assets	$9,424,998	$9,004,340

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$109,000	$—
Unsecured notes and term loans payable, net	1,411,239	1,509,612
Non-recourse debt obligations of consolidated special purpose entities, net	2,517,136	2,212,634
Dividends payable	104,801	95,801
Operating lease liabilities	38,499	39,317
Accrued expenses, deferred revenue and other liabilities	131,931	131,198
Total liabilities	4,312,606	3,988,562
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 272,211,360 and 266,112,676 shares issued and outstanding, respectively	2,722	2,661
Capital in excess of par value	5,682,456	5,475,889
Distributions in excess of retained earnings	(570,560)	(459,977)
Accumulated other comprehensive loss	(2,226)	(2,795)
Total stockholders’ equity	5,112,392	5,015,778
Total liabilities and stockholders’ equity	$9,424,998	$9,004,340

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenues	$184,083	$163,325	$533,575	$482,669
Interest income on loans and financing receivables	12,973	11,021	37,196	34,374
Other income	2,069	877	2,661	4,357
Total revenues	199,125	175,223	573,432	521,400
Expenses:
Interest	43,367	42,090	126,904	127,816
Property costs	4,267	3,309	14,098	14,603
General and administrative	17,456	14,729	58,551	35,742
Depreciation and amortization	67,123	61,119	195,725	180,753
Provisions for impairment	3,400	2,772	17,350	10,972
Total expenses	135,613	124,019	412,628	369,886
Other income:
Net gain on dispositions of real estate	10,721	3,537	32,271	6,814
Income from non-real estate, equity method investment	1,872	—	804	—
Income before income taxes	76,105	54,741	193,879	158,328
Income tax expense	169	111	552	438
Net income	$75,936	$54,630	$193,327	$157,890

Net income per share of common stock—basic and diluted	$0.28	$0.21	$0.72	$0.63
Weighted average common shares outstanding:
Basic	271,273,253	255,308,189	269,329,141	248,999,635
Diluted	271,273,253	255,610,628	269,329,141	248,999,635

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$75,936	$54,630	$193,327	$157,890
Other comprehensive income (loss):
Unrealized losses on cash flow hedges	—	(7)	(3)	(1,428)
Cash flow hedge losses reclassified to interest expense	61	363	572	613
Total other comprehensive income (loss)	61	356	569	(815)
Total comprehensive income	$75,997	$54,986	$193,896	$157,075

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended September 30, 2021
Balance at June 30, 2021	271,688,122	$2,717	$5,657,123	$(541,717)	$(2,287)	$5,115,836
Net income	—	—	—	75,936	—	75,936
Other comprehensive income	—	—	—	—	61	61
Issuance of common stock, net of costs of $351	534,267	5	18,866	—	—	18,871
Equity-based compensation	(11,029)	—	6,467	—	—	6,467
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared ($0.385 per share)	—	—	—	(104,779)	—	(104,779)
Balance at September 30, 2021	272,211,360	$2,722	$5,682,456	$(570,560)	$(2,226)	$5,112,392

Nine Months Ended September 30, 2021
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778
Net income	—	—	—	193,327	—	193,327
Other comprehensive income	—	—	—	—	569	569
Issuance of common stock, net of costs of $3,209	5,665,358	56	188,329	—	—	188,385
Equity-based compensation	716,724	5	24,156	—	—	24,161
Shares repurchased under stock compensation plan	(283,398)	—	(5,918)	(3,427)	—	(9,345)
Common dividends declared ($1.105 per share) and dividend equivalents on restricted stock units	—	—	—	(300,483)	—	(300,483)
Balance at September 30, 2021	272,211,360	$2,722	$5,682,456	$(570,560)	$(2,226)	$5,112,392

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended September 30, 2020
Balance at June 30, 2020	253,298,352	$2,533	$5,109,408	$(378,308)	$(3,507)	$4,730,126
Net income	—	—	—	54,630	—	54,630
Other comprehensive income	—	—	—	—	356	356
Issuance of common stock, net of costs of $3,361	8,033,069	80	214,972	—	—	215,052
Equity-based compensation	17,033	—	2,744	—	—	2,744
Common dividends declared ($0.36 per share)	—	—	—	(94,184)	—	(94,184)
Balance at September 30, 2020	261,348,454	$2,613	$5,327,124	$(417,862)	$(3,151)	$4,908,724

Nine Months Ended September 30, 2020
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385
Adoption of ASC Topic 326, cumulative adjustment	—	—	—	(2,465)	—	(2,465)
Net income	—	—	—	157,890	—	157,890
Other comprehensive loss	—	—	—	—	(815)	(815)
Issuance of common stock, net of costs of $7,116	20,928,023	209	540,299	—	—	540,508
Equity-based compensation	732,511	6	1,638	5	—	1,649
Shares repurchased under stock compensation plan	(134,980)	—	(2,745)	(2,340)	—	(5,085)
Common dividends declared ($1.06 per share) and dividend equivalents on restricted stock units	—	—	—	(268,343)	—	(268,343)
Balance at September 30, 2020	261,348,454	$2,613	$5,327,124	$(417,862)	$(3,151)	$4,908,724

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$193,327	$157,890
Adjustments to net income:
Depreciation and amortization	195,725	180,753
Amortization of deferred financing costs and other noncash interest expense	7,396	6,310
Amortization of equity-based compensation	24,161	1,645
Provisions for impairment	17,350	10,972
Net gain on dispositions of real estate	(32,271)	(6,814)
Income from non-real estate, equity method investment	(804)	—
Noncash revenue and other	(6,931)	(57,098)
Changes in operating assets and liabilities:
Other assets	15,821	(1,265)
Accrued expenses, deferred revenue and other liabilities	1,004	6,259
Net cash provided by operating activities	414,778	298,652
Investing activities
Acquisition of and additions to real estate	(953,453)	(561,913)
Investment in loans and financing receivables	(70,744)	(69,165)
Collections of principal on loans and financing receivables	13,903	32,125
Proceeds from dispositions of real estate	270,897	100,955
Net cash used in investing activities	(739,397)	(497,998)
Financing activities
Borrowings under credit facility	416,000	600,000
Repayments under credit facility	(307,000)	(600,000)
Repayments under unsecured notes and term loans payable	(100,000)	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	514,785	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(207,823)	(26,783)
Financing costs paid	(10,872)	(84)
Proceeds from the issuance of common stock	191,595	547,624
Stock issuance costs paid	(3,272)	(7,106)
Shares repurchased under stock compensation plans	(9,345)	(5,085)
Dividends paid	(293,182)	(259,119)
Net cash provided by financing activities	190,886	249,447
Net (decrease) increase in cash, cash equivalents and restricted cash	(133,733)	50,101
Cash, cash equivalents and restricted cash, beginning of period	176,576	111,381
Cash, cash equivalents and restricted cash, end of period	$42,843	$161,482

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$37,018	$144,478
Restricted cash included in other assets	5,825	17,004
Total cash, cash equivalents and restricted cash	$42,843	$161,482

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$18,428	$22,055
Seller financing provided to purchaser of real estate sold	—	3,176
Acquisition of real estate assets from borrowers under loans and financing receivables	42,782	23,408
Accrued financing and stock issuance costs	101	81
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$120,575	$124,997
Cash paid during the period for income and franchise taxes	2,134	2,109

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2021 and December 31, 2020, these special purpose entities held assets totaling $8.1 billion and $7.7 billion, respectively, and had third-party liabilities totaling $2.6 billion and $2.3 billion, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Impact of the COVID-19 Pandemic

Since the beginning of the novel coronavirus (COVID-19) pandemic in early 2020, the Company has provided to certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts; net revenue recognized under these deferral arrangements results in a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, the Company recognized an additional $0.8 million and $5.8 million, respectively, of net revenue and collected $8.0 million and $19.2 million, respectively, of the receivables associated with these deferral arrangements. For the three and nine months ended September 30, 2020, the Company recognized $13.0 million and $51.2 million, respectively, of net revenue associated with deferral arrangements.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of September 30, 2021 and December 31, 2020, the Company had $37.3 million and $34.6 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. As of September 30, 2021, approximately 6.2% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales (for most of these leases, the contingent rent payment is for a temporary period); historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the three and nine months ended September 30, 2021, the Company recognized aggregate provisions for the impairment of real estate of $3.4 million and $15.4 million, respectively. For the assets impaired in 2021, the estimated fair value of the impaired real estate assets at the time of impairment was $59.2 million. The Company recognized an aggregate provision for the impairment of real estate of $2.0 million and $10.2 million during the three and nine months ended September 30, 2020, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2021 and December 31, 2020, the Company had loans receivable with an aggregate outstanding principal balance of $29.0 million and $39.9 million, respectively, on nonaccrual status.

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

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. For the nine months ended September 30, 2021, the Company recognized an estimated $2.0 million of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of income.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $5.8 million and $10.2 million of restricted cash at September 30, 2021 and December 31, 2020, respectively, which are included in other assets, net, on the consolidated balance sheets.

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

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction. As of September 30, 2021, the Company had no derivative instruments in place.

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the nine months ended September 30, 2021, the Company granted RSAs representing 179,931 shares of restricted common stock to its directors and key employees. During the same period, RSAs representing 228,106 shares of restricted stock vested and RSAs representing 11,029 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 63,341 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of September 30, 2021, the Company had 580,350 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2018 through 2021 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche by tranche basis ratably over the vesting periods. During the nine months ended September 30, 2021, the Company awarded 744,840 RSUs to its executive officers, 170,861 RSUs vested and 65,718 previously awarded RSUs were considered not earned. In connection with the vesting of 547,822 RSUs, the Company repurchased 220,057 shares during the nine months ended September 30, 2021 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of September 30, 2021, there were 1,806,436 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2017 and tax returns filed for 2018 through 2021 are subject to examination by these jurisdictions. As of September 30, 2021, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at September 30, 2021 or December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$75,936	$54,630	$193,327	$157,890
Less: earnings attributable to unvested restricted shares	(223)	(234)	(663)	(546)
Net income used in basic and diluted income per share	$75,713	$54,396	$192,664	$157,344
Denominator:
Weighted average common shares outstanding	271,859,415	255,942,052	269,937,837	249,479,941
Less: Weighted average number of shares of unvested restricted stock	(586,162)	(633,863)	(608,696)	(480,306)
Weighted average shares outstanding used in basic income per share	271,273,253	255,308,189	269,329,141	248,999,635
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	302,439	—	—
Weighted average shares outstanding used in diluted income per share	271,273,253	255,610,628	269,329,141	248,999,635
(a)	For the three months ended September 30, 2021 and 2020, excludes 212,808 shares and 127,940 shares and, for the nine months ended September 30, 2021 and 2020, excludes 226,652 and 77,076 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At September 30, 2021, STORE Capital had investments in 2,788 property locations representing 2,735 owned properties (of which 53 are accounted for as financing arrangements and 23 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 29 properties which secure mortgage loans. The gross investment portfolio totaled $10.36 billion at September 30, 2021 and consisted of the gross acquisition cost of the real estate investments totaling $9.67 billion, loans and financing receivables with an aggregate carrying amount of $649.4 million and operating ground lease assets totaling $33.7 million. As of September 30, 2021, approximately 37% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the nine months ended September 30, 2021, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2020	2,634	$9,639,766
Acquisition of and additions to real estate (a) (b)	229	995,391
Investment in loans and financing receivables (b)	7	70,744
Sales of real estate	(82)	(261,431)
Principal collections on loans and financing receivables (b)	—	(56,685)
Net change in operating ground lease assets (c)		(1,030)
Provisions for impairment		(17,350)
Other		(11,477)
Gross investments, September 30, 2021 (d)		10,357,928
Less accumulated depreciation and amortization (d)		(1,101,376)
Net investments, September 30, 2021	2,788	$9,256,552
(a)	Excludes $20.0 million of tenant improvement advances disbursed in 2021 which were accrued as of December 31, 2020 and includes $0.6 million of interest capitalized to properties under construction.
(b)	Includes $42.8 million relating to three receivables which were repaid in full through a non-cash property acquisition/principal collection transaction in which the Company acquired the underlying collateral property (buildings and improvements); excludes the impact of the change in the presentation for certain financing receivables during the period.
(c)	Represents amortization recognized on operating ground lease assets during the nine months ended September 30, 2021.
(d)	Includes the dollar amount of investments ($29.4 million) and the accumulated depreciation ($2.8 million) related to real estate investments held for sale at September 30, 2021.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenues:
Operating leases (a)(c)	$183,878	$163,394	$533,198	$482,882
Sublease income - operating ground leases (b)	702	496	2,107	1,600
Amortization of lease related intangibles and costs	(497)	(565)	(1,730)	(1,813)
Total rental revenues	$184,083	$163,325	$533,575	$482,669

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$6,796	$4,056	$17,916	$13,182
Sale-leaseback transactions accounted for as financing arrangements	4,459	3,940	13,019	11,329
Direct financing receivables	1,718	3,025	6,261	9,863
Total interest income on loans and financing receivables	$12,973	$11,021	$37,196	$34,374
(a)	For the three months ended September 30, 2021 and 2020, includes $681,000 and $618,000, respectively, of property tax tenant reimbursement revenue and includes $3.3 million and $867,000, respectively, of variable lease revenue. For the nine months ended September 30, 2021 and 2020, includes $1.9 million of property tax tenant reimbursement revenue and includes $9.5 million and $1.0 million, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the three and nine months ended September 30, 2021, includes $0.8 million and $5.8 million, respectively, of revenue that has been deferred related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2020, includes $13.0 million and $51.2 million, respectively, of revenue related to COVID-19 rent and financing relief arrangements.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to approximately 540 customers geographically dispersed throughout 49 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2021. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at September 30, 2021, with the largest customer representing 3.1% of the total investment portfolio. On an annualized basis, as of September 30, 2021, the largest customer also represented 3.1% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 830 concepts; the largest of these concepts represented 2.3% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of September 30, 2021 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	748	$1,292,551	12%
Early childhood education centers	262	607,089	6
Health clubs	90	536,197	5
Automotive repair and maintenance	207	528,672	5
Metal fabrication	97	500,754	5
Furniture stores	59	414,351	4
Farm and ranch supply stores	41	377,293	4
All other service industries	958	3,707,188	36
All other retail industries	140	1,044,191	10
All other manufacturing industries	186	1,349,642	13
Total (a)	2,788	$10,357,928	100%
(a)	Includes the dollar amount of investments ($29.4 million) related to real estate investments held for sale at September 30, 2021.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at September 30, 2021 was approximately 13.5 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2021, 16 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2021, are as follows (in thousands):

Remainder of 2021	$189,569
2022	780,079
2023	776,880
2024	768,707
2025	764,831
2026	757,641
Thereafter	6,351,290
Total future minimum rentals (a)	$10,388,997
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30,	December 31,
	2021	2020
In-place leases	$35,522	$37,440
Ground lease-related intangibles	19,449	19,449
Above-market leases	—	4,745
Total intangible lease assets	54,971	61,634
Accumulated amortization	(24,449)	(27,935)
Net intangible lease assets	$30,522	$33,699

Aggregate lease intangible amortization included in expense was $0.9 million and $1.0 million during the three months ended September 30, 2021 and 2020, respectively, and was $2.6 million and $3.1 million during the nine months ended September 30, 2021 and 2020, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.3 million during the three months ended September 30, 2020, and was $0.2 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively.

Based on the net balance of the intangible assets at September 30, 2021, the aggregate amortization expense is expected to be $0.8 million for the remainder of 2021, $3.2 million in 2022, $2.8 million in 2023, $2.3 million in 2024, $1.8 million in 2025 and $1.7 million in 2026. The weighted average remaining amortization period is approximately seven years for the in-place lease intangibles and approximately 43 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of September 30, 2021, STORE Capital had operating ground lease assets aggregating $33.7 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $830,000 and $609,000 during the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $1.8 million during the nine months ended September 30, 2021 and 2020, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $702,000 and $496,000 for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The future minimum lease payments to be paid under the operating ground leases as of September 30, 2021 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2021	$100	$1,107	$1,207
2022	401	2,606	3,007
2023	4,149	2,628	6,777
2024	55	2,709	2,764
2025	57	2,394	2,451
2026	57	2,231	2,288
Thereafter	3,071	44,491	47,562
Total lease payments	7,890	58,166	66,056
Less imputed interest	(2,988)	(28,691)	(31,679)
Total operating lease liabilities - ground leases	$4,902	$29,475	$34,377
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $58.2 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	September 30,	December 31,
Type	Rate (a)	Date	2021	2020
Five mortgage loans receivable	7.97%	2021 - 2023	$94,382	$101,793
Four mortgage loans receivable	8.55%	2032 - 2037	14,502	14,673
Fifteen mortgage loans receivable (b)	8.60%	2051 - 2060	214,529	185,525
Total mortgage loans receivable			323,413	301,991
Equipment and other loans receivable	8.21%	2021 - 2027	26,644	31,636
Total principal amount outstanding—loans receivable			350,057	333,627
Unamortized loan origination costs			1,005	1,206
Sale-leaseback transactions accounted for as financing arrangements (c)	7.84%	2034 - 2043	227,666	204,469
Direct financing receivables			78,714	117,047
Allowance for credit and loan losses (d)			(8,028)	(6,028)
Total loans and financing receivables			$649,414	$650,321
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2039.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million of credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and $3.0 million of credit losses recognized since the adoption of ASC Topic 326.

Loans Receivable

At September 30, 2021, the Company held 45 loans receivable with an aggregate carrying amount of $344.7 million. Twenty-four of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Five of the mortgage loans are shorter-term loans (maturing prior to 2024) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2021	$842	$26,136	$26,978
2022	1,826	9,201	11,027
2023	1,786	81,631	83,417
2024	1,857	—	1,857
2025	1,748	510	2,258
2026	1,794	359	2,153
Thereafter	172,134	50,233	222,367
Total principal payments	$181,987	$168,070	$350,057

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of September 30, 2021 and December 31, 2020, the Company had $227.7 million and $204.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of September 30, 2021, were as follows (in thousands):

Remainder of 2021	$4,610
2022	18,208
2023	18,284
2024	18,419
2025	18,559
2026	18,653
Thereafter	233,667
Total future scheduled payments	$330,400

Direct Financing Receivables

As of September 30, 2021 and December 31, 2020, the Company had $78.7 million and $117.0 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Minimum lease payments receivable	$161,330	$242,694
Estimated residual value of leased assets	8,938	14,800
Unearned income	(91,554)	(140,447)
Net investment	$78,714	$117,047

As of September 30, 2021, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $2.0 million for the remainder of 2021, average approximately $7.9 million for each of the next five years and $119.6 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of September 30, 2021, $97.2 million of loans and financing receivables were categorized as investment grade and $559.2 million were categorized as non-investment grade. During the nine months ended September 30, 2021, there were $2.0 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of September 30, 2021, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2021 and 2020, $60.2 million in 2019, none in 2018, $2.2 million in 2017, and $34.8 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $64.8 million in 2021, $137.9 million in 2020, $181.7 million in 2019, $27.5 million in 2018, $10.3 million in 2017 and $137.0 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. In June 2021, the Company amended the credit facility; the amended facility has an immediate availability of $600 million and an accordion feature of $1.0 billion, which allows the size of the facility to be increased up to $1.6 billion. The facility matures in June 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.0625% extension fee. At September 30, 2021, the Company had $109 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $6.5 billion at September 30, 2021.

The facility is recourse to the Company and, as of September 30, 2021, the Company was in compliance with the covenants under the facility.

At September 30, 2021 and December 31, 2020, unamortized financing costs related to the Company’s credit facility totaled $4.0 million and $1.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of September 30, 2021, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2021, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan. The Company repaid the term loan at maturity in April 2021 and the related swap agreements expired.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2021	2020
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Total notes payable			1,425,000	1,425,000
Term Loans:
Term Loan issued April 2016			—	100,000
Total term loans			—	100,000
Unamortized discount			(4,430)	(4,867)
Unamortized deferred financing costs			(9,331)	(10,521)
Total unsecured notes and term loans payable, net			$1,411,239	$1,509,612

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at September 30, 2021.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of September 30, 2021, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.5 billion.

In conjunction with the June 2021 issuance of the STORE Master Funding Series 2021-1 notes, the Company prepaid, without penalty, the Series 2013-1, Class A-2 notes in May 2021 and the Series 2013-2, Class A-2 notes in July 2021; these notes had an aggregate outstanding balance of $170.0 million at the time of prepayment, were scheduled to mature in 2023, and bore interest rates of 4.65% and 5.33%, respectively. During the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $1.1 million, respectively, of accelerated amortization of deferred financing costs associated with the Series 2013-1 and Series 2013-2 debt prepayments.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $325.4 million at September 30, 2021.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		September 30,	December 31,
	Date	Rate		2021	2020
Non-recourse net-lease mortgage notes:
$102,000 Series 2013-1, Class A-2		4.65%		$—	$87,607
$97,000 Series 2013-2, Class A-2		5.33%		—	84,473
$100,000 Series 2013-3, Class A-2	Nov. 2023	5.21%		86,209	87,775
$140,000 Series 2014-1, Class A-2	Apr. 2024	5.00%		134,867	135,392
$150,000 Series 2018-1, Class A-1	Oct. 2024	3.96%		142,426	143,552
$50,000 Series 2018-1, Class A-3	Oct. 2024	4.40%		49,042	49,417
$270,000 Series 2015-1, Class A-2	Apr. 2025	4.17%		261,337	262,350
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026	3.96%		181,246	184,350
$82,000 Series 2019-1, Class A-1	Nov. 2026	2.82%		78,906	80,172
$46,000 Series 2019-1, Class A-3	Nov. 2026	3.32%		45,578	45,751
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027	4.32%		123,745	125,798
$228,000 Series 2018-1, Class A-2	Oct. 2027	4.29%		216,488	218,198
$164,000 Series 2018-1, Class A-4	Oct. 2027	4.74%		160,857	162,087
$168,500 Series 2021-1, Class A-1	Jun. 2028	2.12%		168,289	—
$89,000 Series 2021-1, Class A-3	Jun. 2028	2.86%		88,889	—
$168,500 Series 2021-1, Class A-2	Jun. 2033	2.96%		168,289	—
$89,000 Series 2021-1, Class A-4	Jun. 2033	3.70%		88,889	—
$244,000 Series 2019-1, Class A-2	Nov. 2034	3.65%		234,793	238,559
$136,000 Series 2019-1, Class A-4	Nov. 2034	4.49%		134,753	135,263
Total non-recourse net-lease mortgage notes				2,364,603	2,040,744
Non-recourse mortgage notes:
$16,100 note issued February 2014		4.83%		—	13,539
$13,000 note issued May 2012	May 2022	5.195%		10,062	10,355
$26,000 note issued August 2012	Sept. 2022	5.05%		20,285	20,867
$6,400 note issued November 2012	Dec. 2022	4.707%		4,988	5,133
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,400	9,666
$17,500 note issued August 2013	Sept. 2023	5.46%		14,336	14,695
$10,075 note issued March 2014	Apr. 2024	5.10%		8,858	9,004
$65,000 note issued June 2016	Jul. 2026	4.75%		59,527	60,409
$41,690 note issued March 2019	Mar. 2029	4.80%		41,445	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (a)	5,405	5,549
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,134	6,215
Total non-recourse mortgage notes				180,440	197,122
Unamortized discount				(530)	(386)
Unamortized deferred financing costs				(27,377)	(24,846)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,517,136	$2,212,634
(a)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Long-term Debt Maturity Schedule

As of September 30, 2021, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2021	$7,563	$—	$7,563
2022	26,661	109,114	135,775
2023	25,492	103,721	129,213
2024	22,331	426,914	449,245
2025	20,037	256,612	276,649
2026	17,926	532,142	550,068
Thereafter	40,208	2,381,322	2,421,530
	$160,218	$3,809,825	$3,970,043

5. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program).

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended September 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
534,267	$35.98	$19.2	$(0.3)	$-	$18.9

Nine Months Ended September 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
5,665,358	$33.82	$191.6	$(2.9)	$(0.3)	$188.4

Inception of Program Through September 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
9,184,418	$33.17	$304.6	$(4.6)	$(0.5)	$299.5

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of September 30, 2021, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $143.9 million, of which $128.7 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $0.4 million at December 31, 2020; the Company had no derivatives outstanding at September 30, 2021. Derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at September 30, 2021 and December 31, 2020. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2021, these debt obligations had a carrying value of $3,928.4 million and an estimated fair value of $4,243.9 million. At December 31, 2020, these debt obligations had an aggregate carrying value of $3,722.2 million and an estimated fair value of $4,047.6 million.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of September 30, 2021, approximately 830 brand names or business concepts in over 100 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $12.1 billion of real estate investments. As of September 30, 2021, our investment portfolio totaled approximately $10.3 billion, consisting of investments in 2,788 property locations across the United States. All the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of September 30, 2021, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2021, the weighted average remaining term of our leases (calculated based on base rent) was approximately 13.5 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then fair market value or our cost, as defined in the lease contracts).

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

COVID-19 Pandemic

Since early 2020, the world has been impacted by the pandemic. At various times, the COVID-19 pandemic has primarily impacted us through government mandated limits (i.e., required closing or limits on operations and social distancing requirements) imposed on our tenants’ businesses and continuing public perceptions regarding safety, which have impacted certain tenants’ ability to pay their rent to us. In addition, although 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance, we may be required make the property tax payment on behalf of the tenant if they are unable to do so.

We have worked directly with our impacted tenants during the pandemic to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. During 2020, we recognized net revenue aggregating approximately $57.1 million related to these deferral arrangements and collected $9.9 million in repayments of the amounts deferred. During the nine months ended September 30, 2021, we recognized an additional $5.8 million of net revenue related to deferral arrangements and collected $19.2 million in repayments of amounts deferred. We expect that the majority of our remaining receivable will be collected before the end of 2022.

As government-mandated restrictions have been lifted, our tenants have increased their business activity and their ability to meet their financial obligations to us under their lease contracts. As a result, our rent and interest collections have returned to pre-pandemic levels and, essentially, all of our properties are open for business.

The Company continues to closely watch for unpredictable factors that could impact its business going forward, including the duration of the pandemic; governmental, business and individual actions in response to the pandemic, including the vaccination process (and related government mandates); and the overall impact on broad economic activity.

Liquidity and Capital Resources

As of September 30, 2021, our investment portfolio stood at approximately $10.3 billion, consisting of investments in 2,788 property locations. Substantially all our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of September 30, 2021, the weighted average remaining term of our leases was approximately 13.5 years and the contracts related to just 17 properties, representing less than 0.5% of our annual base rent and interest, are due to expire during the remainder of 2021; more than 80% of our leases have ten years or more remaining in their base lease term. As of September 30, 2021, 16 of our 2,788 properties were vacant and not subject to a lease, which represents a 99.4% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of September 30, 2021, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $143.9 million, the majority of which is expected to be funded in the next twelve months.

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

As of September 30, 2021, all our long-term debt was fixed rate debt and our weighted average debt maturity was 6.7 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In October 2021, S&P Global Ratings raised its outlook on the Company to positive from stable and affirmed its BBB issuer credit rating. In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio). Our leverage, expressed as the ratio of debt (net of cash and cash equivalents) to the cost of our investment portfolio, was approximately 39% at September 30, 2021.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of September 30, 2021, our secured non-recourse borrowings had a loan-to-cost ratio of approximately 67% and approximately 37% of our investment portfolio serves as collateral for this long-term debt. The remaining 63% of our portfolio properties, aggregating approximately $6.5 billion at September 30, 2021, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

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

Unsecured Revolving Credit Facility

Typically, we use our $600 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. As of September 30, 2021, we had $109.0 million outstanding under our unsecured revolving credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $6.5 billion at September 30, 2021. The facility is recourse to us and, as of September 30, 2021, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In November 2020, we completed our third issuance of underwritten public notes in an aggregate principal amount of $350.0 million and, as of September 30, 2021, we had an aggregate principal amount of $1.05 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.96% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2021 we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes are similar to our unsecured revolving credit facility. We repaid our remaining $100 million bank term loan in April 2021 at its maturity and the related interest rate swap agreements expired. The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $1.4 billion as of September 30, 2021.

Non-recourse Secured Debt

As of September 30, 2021, approximately 34% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The Series 2021-1 transaction served to further our belief that the market for the STORE Master Funding program is broadening. In conjunction with this transaction, we prepaid, without penalty, $86.7 million of STORE Master Funding Series 2013-1, Class A-2 notes in May 2021 and $83.3 million of Series 2013-2, Class A-2 notes in July 2021. These two prepaid note classes bore a weighted average interest rate of 4.98%. A portion of the net proceeds from the issuance were also used to pay down balances on our revolving credit facility with the remainder representing new incremental term borrowings.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of September 30, 2021, there was an aggregate $190.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short term borrowings as we have done from time to time in the past.

The ABS notes outstanding at September 30, 2021 totaled $2.4 billion in Class A principal amount and were supported by a collateral pool of approximately $3.5 billion representing 1,138 property locations operated by 211 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the nine months ended September 30, 2021, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $97 million on cash collections of $197 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 1.9 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of September 30, 2021, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $4.0 billion, a weighted average maturity of 6.7 years and a weighted average interest rate of 4.05%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2021:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,365	$3,490	$—	$3,490
Other mortgage notes payable	180	325	—	325
Total non-recourse debt	2,545	3,815	—	3,815
Unsecured notes and term loans payable	1,425	—	—	—
Unsecured credit facility	109	—	—	—
Total unsecured debt (including revolving credit facility)	1,534	—	—	—
Unencumbered real estate assets	—	5,216	1,327	6,543
Total debt	$4,079	$9,031	$1,327	$10,358

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

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended September 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
534,267	$35.98	$19.2	$(0.3)	$-	$18.9

Nine Months Ended September 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
5,665,358	$33.82	$191.6	$(2.9)	$(0.3)	$188.4

Inception of Program Through September 30, 2021
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
9,184,418	$33.17	$304.6	$(4.6)	$(0.5)	$299.5

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the nine months ended September 30, 2021 increased by $116.1 million over the same period in 2020, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income as well as the impact of the higher level of rent deferral arrangements granted to tenants in 2020 versus 2021. Our investments in real estate, loans and financing receivables during the first nine months of 2021 were $393.1 million more than the same period in 2020. We intentionally reduced our investment activity in early 2020 due to the volatility in the capital markets stemming from the pandemic. During the nine months ended September 30, 2021, our investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of stock, proceeds from the issuance of long-term debt in June 2021 and borrowings on our revolving credit facility. Investment activity during the same period in 2020 was primarily funded with a combination of cash from operations, proceeds from the issuance of stock and proceeds from the sale of real estate properties. Net cash provided by financing activities was lower for the nine months ended September 30, 2021 as compared to the same period in 2020. Financing activities in 2021 include the proceeds from the issuance of the Series 2021-1 notes under our Master Funding debt program offset by the repayment of our last $100 million bank term loan and two tranches of Master Funding notes in May and July of 2021; the increased level of long-term debt issuance activities in 2021 were more than offset by higher stock issuance activities in 2020. We paid dividends to our stockholders totaling $293.2 million and $259.1 million during the first nine months of 2021 and 2020, respectively; we increased our quarterly dividend in the third quarter of 2021 by 6.9% to an annualized $1.54 per common share.

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$414,778	$298,652
Net cash used in investing activities	(739,397)	(497,998)
Net cash provided by financing activities	190,886	249,447
Net (decrease) increase in cash, cash equivalents and restricted cash	(133,733)	50,101
Cash, cash equivalents and restricted cash, beginning of period	176,576	111,381
Cash, cash equivalents and restricted cash, end of period	$42,843	$161,482

As of September 30, 2021, we had liquidity of $37.0 million on our balance sheet. Management believes that our current cash balance, the nearly $500.0 million of immediate borrowing capacity available on our unsecured revolving credit facility, the cash generated by our operations as well as the $1.0 billion of liquidity available to us under the accordion feature of our recently amended credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

As summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2020, we have contractual obligations related to our unsecured revolving credit facility and long-term debt obligations, interest on those debt obligations, commitments to our customers to fund improvements to real estate properties and operating lease obligations under certain ground leases and our corporate office lease. As disclosed in Liquidity and Capital Resources, during the nine months ended September 30, 2021, certain of our consolidated special purpose entity subsidiaries issued $515 million in aggregate principal amount of non-recourse net-lease mortgage notes. The issuance included equal amounts of seven- and twelve-year notes that bear a weighted average interest rate of 2.80%; in conjunction with this note issuance, we also prepaid, without penalty, $86.7 million in May 2021 and $83.3 million in July 2021 of previously issued non-recourse net lease mortgage notes which bore a weighted average interest rate of 4.98% and were scheduled to mature in 2023.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2021 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2021, our total investment in real estate and loans approximated $10.3 billion, representing investments in 2,788 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 760 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 13.5 years.

Our real estate portfolio is highly diversified. As of September 30, 2021, our 2,788 property locations were operated by 538 customers across the United States. Our customers are typically established regional and national operators, with over 70% of our base rent and interest coming from customers with over $50 million in annual revenues. Our largest customer represented approximately 3.1% of our portfolio at September 30, 2021, and our top ten largest customers represented 18.7% of base rent and interest. Our customers operate their businesses across approximately 830 brand names or business concepts in over 100 industries. The largest of the business concepts represented 2.3% of our base rent and interest as of September 30, 2021 and approximately 85% of the concepts represented less than 1% of base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on September 30, 2021, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of September 30, 2021, our property locations were operated by 538 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
LBM Acquisition, LLC (Building materials distribution)	3.1%	156
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	2.9	27
Fleet Farm Group LLC	2.3	9
Cadence Education, Inc. (Early childhood/elementary education)	2.0	65
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.6	25
CWGS Group, LLC (Camping World/Gander Outdoors)	1.5	20
Great Outdoors Group, LLC (Cabela's)	1.4	9
American Multi-Cinema, Inc.	1.4	14
Zips Holdings, LLC	1.3	43
At Home Stores LLC	1.2	11
All other (528 customers)	81.3	2,409
Total	100.0%	2,788

Diversification by Industry

As of September 30, 2021, our customers’ business concepts were diversified across more than 100 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 80 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	7.1%	348	2,411
Restaurants—limited service	5.3	400	1,290
Early childhood education centers	6.3	262	2,756
Automotive repair and maintenance	5.2	207	1,115
Health clubs	5.2	90	3,085
Pet care facilities	3.5	183	1,732
Lumber & construction materials wholesalers	3.5	167	6,865
Movie theaters	3.4	36	1,790
Behavioral health facilities	3.3	79	1,441
All other service (30 industry groups)	23.0	493	23,939
Total service	65.8	2,265	46,424
Retail:
Total retail (18 industry groups)	15.2	240	13,675
Total retail	15.2	240	13,675
Manufacturing:
Metal fabrication	5.2	97	11,965
All other manufacturing (22 industry groups)	13.8	186	24,049
Total manufacturing	19.0	283	36,014
Total	100.0%	2,788	96,113

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of September 30, 2021:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	11.2%	333
California	6.1	80
Illinois	5.9	177
Georgia	5.5	161
Florida	5.2	155
Ohio	5.2	142
Wisconsin	5.1	77
Arizona	4.6	92
Tennessee	3.5	115
Minnesota	3.4	87
All other (39 states) (1)	44.3	1,369
Total	100.0%	2,788
(1)	Includes one property in Ontario, Canada which represents less than 0.1% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of September 30, 2021:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2021	0.4%	17
2022	0.3	10
2023	1.1	10
2024	0.6	22
2025	1.1	24
2026	1.4	51
2027	1.8	53
2028	3.1	67
2029	5.5	168
2030	3.7	147
Thereafter	81.0	2,203
Total	100.0%	2,772
(1)	Expiration year of contracts in place as of September 30, 2021 and excludes any tenant option renewal periods.
(2)	Excludes 16 properties that were vacant and not subject to a lease as of September 30, 2021.

Results of Operations

Overview

As of September 30, 2021, our real estate investment portfolio had grown to approximately $10.3 billion, consisting of investments in 2,788 property locations in 49 states, operated by more than 535 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In thousands)	2021	2020	(Decrease)	2021	2020	(Decrease)
Total revenues	$199,125	$175,223	$23,902	$573,432	$521,400	$52,032
Expenses:
Interest	43,367	42,090	1,277	126,904	127,816	(912)
Property costs	4,267	3,309	958	14,098	14,603	(505)
General and administrative	17,456	14,729	2,727	58,551	35,742	22,809
Depreciation and amortization	67,123	61,119	6,004	195,725	180,753	14,972
Provisions for impairment	3,400	2,772	628	17,350	10,972	6,378
Total expenses	135,613	124,019	11,594	412,628	369,886	42,742
Other income:
Net gain on dispositions of real estate	10,721	3,537	7,184	32,271	6,814	25,457
Income from non-real estate, equity method investment	1,872	—	1,872	804	—	804
Income before income taxes	76,105	54,741	21,364	193,879	158,328	35,551
Income tax expense	169	111	58	552	438	114
Net income	$75,936	$54,630	$21,306	$193,327	$157,890	$35,437

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $9.3 billion in gross investment amount representing 2,587 properties as of September 30, 2020 to approximately $10.3 billion in gross investment amount representing 2,788 properties at September 30, 2021. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $10.1 billion in 2021 and $9.2 billion in 2020. During the nine-month periods, the weighted average real estate investment amounts were approximately $9.9 billion in 2021 and $9.1 billion in 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing a full year of revenue in 2021 on acquisitions that were made during 2020. Similarly, the full revenue impact of acquisitions made during 2021 will not be seen until the fourth quarter of 2021 and into 2022. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During both the three and nine months ended September 30, 2021, we collected $1.8 million in early lease termination fees which are included in other income. Similarly, during the three and nine months ended September 30, 2020, we recognized $0.4 million and $2.8 million of lease termination fee income.

As previously noted, we worked directly with certain of our tenants during the pandemic to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements, which allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis.. As restrictions have been lifted and impacted tenants have increased their business activities, our monthly rent and interest collections have increased and deferrals have significantly decreased. During the three and nine months ended September 30, 2021, we recognized net revenue aggregating approximately $0.8 million and $5.8 million, respectively, related to deferral arrangements. We collected $8.0 million and $19.2 million of deferred revenue-related receivables during the three and nine months ended September 30, 2021, respectively. We expect that the majority of our remaining receivable will be collected before the end of 2022.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. Due to the market disruption occurring as a result of the pandemic, the weighted average lease rate attained on our new investments was 8.3% during the three months ended September 30, 2020 as compared to 7.4% for the same period in 2021. For the nine months ended September 30, 2021 and 2020, the weighted average lease rate attained on our new investments was approximately 7.7% and 8.1%, respectively. We are seeing some capitalization rate compression across the industry and we currently estimate that the weighted average lease rates that we are able to attain may continue to compress as we move through the end of 2021 and into 2022.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense - credit facility	$9	$1,208	$339	$4,420
Interest expense - credit facility fees	306	307	910	913
Interest expense - long-term debt (secured and unsecured)	40,545	38,668	118,868	116,673
Capitalized interest	(191)	(175)	(609)	(500)
Amortization of deferred financing costs and other	2,698	2,082	7,396	6,310
Total interest expense	$43,367	$42,090	$126,904	$127,816
Credit facility:
Average debt outstanding	$1,348	$347,011	$40,674	$334,398
Average interest rate during the period (excluding facility fees)	2.7%	1.4%	1.1%	1.8%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,991,406	$3,612,270	$3,792,619	$3,621,185
Average interest rate during the period	4.1%	4.3%	4.2%	4.3%

Average outstanding long-term debt was slightly higher for both the three and nine month periods ended September 30, 2021 as compared to the same periods in 2020; as a result of the timing of our new debt and repayment transactions, we also had slightly higher levels of interest expense on long-term debt for both the three and nine month periods. Long-term debt added after September 30, 2020 primarily consisted of $350 million of 2.75% senior unsecured notes issued in November 2020 and $515.0 million of STORE Master Funding Series 2021-1 notes, which bear a weighted average interest rate of 2.80%, issued in late June 2021. Long-term debt repaid in full, without penalties, since September 30, 2020 included both of our $100 million bank term loans, $92.3 million of STORE Master Funding Series 2015-1 Class A-1 notes in late 2020, $86.7 million of STORE Master Funding Series 2013-1 Class A-2 notes in May 2021 and $83.3 million of Series 2013-2, Class A-2 notes in July 2021. As a result of STORE Master Funding debt prepayments, we recognized $0.6 million and $1.1 million of accelerated amortization of deferred financing costs during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had $4.0 billion of long-term debt outstanding with a weighted average interest rate of just over 4.0%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility decreased from 2020 when we had the full amount outstanding on the revolver during a large portion of the year. In June 2021, we amended our revolving credit agreement which included a reduction of 15 basis points on the LIBOR-based borrowings made on the facility. As of September 30, 2021, we had $109.0 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2021, we owned 16 properties that were vacant and not subject to a lease and the lease contracts related to just 13 properties we own are due to expire during the remainder of 2021. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of September 30, 2021, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Property-level operating costs (a)	$2,639	$1,964	$9,370	$10,606
Ground lease-related intangibles amortization expense	117	118	351	352
Operating ground lease payments made by STORE Capital	108	100	287	121
Operating ground lease payments made by STORE Capital tenants	510	344	1,543	1,156
Operating ground lease straight-line rent expense	212	165	621	481
Property taxes payable from tenant impounds	681	618	1,926	1,887
Total property costs	$4,267	$3,309	$14,098	$14,603
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $17.5 million and $58.6 million for the three and nine months ended September 30, 2021 as compared to $14.7 million and $35.7 million for the same periods in 2020. Expenses for the three and nine months ended September 30, 2020 included approximately $2.0 million of executive severance costs. However, excluding noncash stock-based compensation expense from both periods and executive severance from 2020, general and administrative expenses were consistent at 0.43% of average portfolio investment assets for both the three months ended September 30, 2021 and 2020; for the nine month periods, general and administrative expenses excluding noncash stock-based compensation expense and executive severance was 0.46% of average portfolio investment assets in 2021 as compared to 0.47% in 2020.

General and administrative expenses for the first nine months of 2020 were less than expected due to the reversal, in the first quarter, of $6.7 million of previously recognized stock-based compensation expense. The reversal derecognized all prior period expense recorded for certain performance-based restricted stock unit awards (RSUs) granted in 2018 and 2019 that were not expected to vest as the achievement of the performance metrics related to the compound annual growth rate of AFFO per share was deemed not probable at that point in time and previously recognized expense was required to be reversed or derecognized.

General and administrative expenses for the first nine months of 2021 included a cumulative catch-up adjustment of $10.1 million of noncash stock-based compensation expense recognized in the first quarter related to 1) the reinstatement of expense derecognized in the first quarter of 2020, plus 2) the expense related to 2020 and the first quarter of 2021 as a portion of the related performance-based RSUs granted in 2018 and 2019 were now expected to vest.

We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale. Expenses also included amounts related to staff additions; our employee base grew from 103 employees on September 30, 2020 to 117 employees as of September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $61.1 million and $180.8 million for the three and nine months ended September 30, 2020 to $67.1 million and $195.7 million for the comparable periods in 2021.

Provisions for Impairment

During the three and nine months ended September 30, 2021, we recognized $3.4 million and $15.4 million, respectively, in provisions for the impairment of real estate and, during the nine months ended September 30, 2021, recognized $2.0 million in provisions for credit losses related to our loans and financing receivables. We recognized $2.0 million and $10.2 million in provisions for the impairment of real estate during the three and nine months ended September 30, 2020, respectively, and recognized $0.8 million in provisions for credit losses during both the three and nine months ended September 30, 2020.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended September 30, 2021, we recognized a $10.7 million aggregate net gain on the sale of 25 properties. In comparison, for the three months ended September 30, 2020, we recognized a $3.5 million aggregate net gain on the sale of 18 properties. For the nine months ended September 30, 2021, we recognized a $32.3 million aggregate net gain on the sale of 82 properties as compared to an aggregate net gain of $6.8 million on the sale of 43 properties in 2020.

Net Income

For the three and nine months ended September 30, 2021, our net income was $75.9 million and $193.3 million, respectively, reflecting increases from $54.6 million and $157.9 million, respectively, for the comparable periods in 2020. The change in net income is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and an increased net gain on dispositions of real estate offset by increases in general and administrative and depreciation and amortization expenses as noted above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net Income	$75,936	$54,630	$193,327	$157,890
Depreciation and amortization of real estate assets	67,061	61,051	195,542	180,528
Provision for impairment of real estate	3,400	2,000	15,350	10,200
Net gain on dispositions of real estate	(10,721)	(3,537)	(32,271)	(6,814)
Funds from Operations (a)	135,676	114,144	371,948	341,804
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(2,277)	(3,354)	(6,256)	(7,278)
Construction period rent deferrals	980	466	2,717	1,402
Amortization of:
Equity-based compensation	6,467	2,744	24,161	1,645
Deferred financing costs and other (b)	2,698	2,082	7,396	6,310
Lease-related intangibles and costs	626	769	2,413	2,298
Provision for loan losses	—	772	2,000	772
Lease termination fees	(1,785)	(350)	(1,785)	(587)
Capitalized interest	(191)	(175)	(609)	(500)
Income from non-real estate, equity method investment	(1,872)	—	(804)	—
Executive severance costs	—	1,980	—	1,980
Adjusted Funds from Operations (a)	$140,322	$119,078	$401,181	$347,846

(a)	FFO and AFFO for the three and nine months ended September 30, 2021, include approximately $0.8 million and $5.8 million, respectively, of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic; the Company accounts for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2021, FFO and AFFO exclude $8.0 million and $19.2 million, respectively, collected under these short-term deferral arrangements. For the three and nine months ended September 30, 2020, FFO and AFFO include approximately $13.0 million and $51.2 million, respectively, of net revenue subject to the short-term deferral arrangements and for both the three and nine months ended September 30, 2020, FFO and AFFO exclude $1.3 million collected under these short-term deferral arrangements.
(b)	For the three and nine months ended September 30, 2021, includes $0.6 million and $1.1 million, respectively, of accelerated amortization of deferred financing costs related to the prepayment of debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At September 30, 2021, all our long-term debt carried a fixed interest rate and the weighted average debt maturity was approximately 6.7 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

At September 30, 2021, the Company’s $600 million unsecured revolving credit facility, which matures in June 2025, is its only contract indexed to LIBOR; as a result, during the recent amendment of this credit facility, alternative reference rate transition language was added to the credit agreement in anticipation of the LIBOR transition. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2021, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of September 30, 2021 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

STORE CAPITAL CORPORATION
(Registrant)

Date: November 5, 2021	By:	/s/ Catherine Long
Catherine Long
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)