Form 10-K
period 2021-12-31
STORE CAPITAL Corp
filed 2022-02-25
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $9.3 billion based on the last reported sale price of $34.51 per share on the New York Stock Exchange on June 30, 2021.

As of February 22, 2022 there were 274,775,929 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

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

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and we may not be able to realize them. The following risks, among others, which may be further heightened by the potential adverse effects of the ongoing COVID-19 pandemic and federal, state and/or local regulatory guidelines and private business actions to control it, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for customers in such markets;
●	actual or perceived threats associated with the COVID-19 pandemic or other public health crises;
●	rental rates that are unable to keep up with the pace of inflation;
●	the performance and financial condition of our customers;
●	real estate acquisition risks, including our ability to identify and complete acquisitions and/or failure of such acquisitions to perform in accordance with projections;
●	the competitive environment in which we operate;
●	decreased rental rates or increased vacancy rates;
●	potential defaults (including bankruptcy or insolvency) on, or non-renewal of, leases by customers;
●	our ability to raise debt and equity capital on attractive terms;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and that we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms at all;
●	lack of or insufficient amounts of insurance;
●	potential natural disasters and other liabilities and costs associated with the impact of climate change;
●	the impact of changes in the tax code as a result of federal tax legislation and uncertainty as to how such changes may be applied;

●	our ability to maintain our qualification as a real estate investment trust;
●	our ability to retain key personnel;
●	litigation, including costs associated with defending claims against us as a result of incidents on our properties, and any adverse outcomes;
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust tax laws; and
●	the factors included in this report, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 1. BUSINESS

Overview

General. S|T|O|R|E is an internally managed net-lease real estate investment trust, or REIT, that is a leader in the acquisition, investment and management of Single Tenant Operational Real Estate, or STORE Properties, which is our target market and the inspiration for our name. A STORE Property is a real property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business.

S|T|O|R|E is one of the largest and fastest-growing net-lease REITs and our portfolio is highly diversified. As of December 31, 2021, our 2,866 property locations were operated by 556 customers across the United States. Our customers operate across a wide variety of industries within the service, retail and manufacturing sectors of the U.S. economy, with restaurants, early childhood education, metal fabrication, automotive repair and maintenance and health clubs representing the top industries in our portfolio.

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

The Net-Lease Model and Sustainability. S|T|O|R|E is a net-lease REIT. Accordingly, we acquire STORE Properties from business owners, and then lease the properties back to the business owners under net-leases, substantially all of which are triple-net. Under a triple-net lease, our customer (the tenant) is solely responsible for operating the business conducted at the property subject to the lease, keeping the property and improvements in good order and repair, remodeling and updating the building as it deems appropriate to maximize business value, and paying the insurance, property taxes and other property-related expenses. Under the triple-net lease model, therefore, S|T|O|R|E is not a real estate operator; rather, we provide real estate financing solutions to customers seeking a long-term, lower-cost alternative to real estate ownership. Following our acquisition of a property, it is our customer, and not S|T|O|R|E, that controls the property, including with respect to decisions as to when and how to implement environmentally sustainable practices at a given property. However, as the property owner, we nevertheless recognize that the operation of commercial real estate assets can have a meaningful impact on the environment, particularly with respect to resource consumption and waste generation, and on the health of building occupants. Accordingly, at S|T|O|R|E, we believe that being conscious of, and seeking to address, environmental impacts within our control, and supporting our tenant customers to do the same in their businesses, plays a role in building and sustaining successful enterprises and, thus, is material to the success of our own business.

Our Corporate Responsibility. We define success by our ability to make a positive difference for all of our many stakeholders. S|T|O|R|E’s beginning was inspired by our belief that we could make a positive difference for real estate intensive businesses across the U.S. by delivering innovative and superior real estate capital solutions. That belief has guided our efforts to bring much needed capital and liquidity opportunities to middle-market and larger businesses which, in turn, have brought value creation and growth to our most integral stakeholders: our customers, stockholders and employees. For our many customers, S|T|O|R|E’s real estate lease solutions have contributed to their prospects for wealth creation and to their ability to grow, create jobs and contribute to many communities across the country. In turn, meeting the needs of our customers provides an extraordinary investment opportunity that we believe holds the promise of sustainable long-term wealth creation for our many stockholders. We are committed to operating our business responsibly, guarding our valuable reputation and creating long-term and sustainable value for our company through a robust business model and attentiveness to our many stakeholders. S|T|O|R|E is committed to playing an important role for middle-market and larger companies across the U.S. in order to help them succeed, while making a positive impact on our collective communities, both today and for future generations.

2021 Highlights

●	During the year ended December 31, 2021, we invested approximately $1.5 billion in 336 property locations.
●	As of December 31, 2021, our total gross investment in real estate had reached approximately $10.7 billion, of which $6.8 billion was unencumbered. Our long-term outstanding debt totaled $4.3 billion at December 31, 2021, and, at that date, approximately $2.5 billion of our total long-term debt was secured debt and approximately $3.9 billion of our investment portfolio served as collateral for these outstanding borrowings.
●	For the year ended December 31, 2021, we declared dividends totaling $1.490 per share of common stock to our stockholders. In the third quarter of 2021 we raised our quarterly dividend 6.9% from our previous quarterly dividend amount.
●	During 2021, we raised aggregate net proceeds of $243.7 million from sales of shares under our “at the market,” or ATM, equity offering program. As of December 31, 2021, we had the ability to offer and sell up to an additional $539.2 million of our shares of common stock under our $900.0 million ATM authorization established in November 2020.
●	In June 2021, we marked our tenth issuance of net-lease mortgage notes under our STORE Master Funding debt program; we issued a total of $515.0 million of net-lease mortgage notes, of which $337.0 million are rated AAA with the remainder rated A+. The weighted average coupon rate of the notes is 2.80%. As part of this issuance, the Company prepaid, without penalty, $86.7 million of STORE Master Funding Series 2013-1 Class A-2 notes in May 2021 and $83.3 million of STORE Master Funding Series 2013-2 Class A-2 in July 2021; the two prepaid note classes bore a weighted average interest rate of 4.98% and were scheduled to mature in 2023.
●	In November 2021, we completed our fourth public debt offering, issuing $375.0 million in aggregate principal amount of unsecured, investment-grade rated 2.70% Senior Notes, due in December 2031. In conjunction with the $375.0 million public debt offering, we prepaid, without penalty, $85.9 million of STORE Master Funding Series 2013-3 Class A-2 notes, which were scheduled to mature in 2023 and bore a coupon rate of 5.21%.

Our Target Market

We are a leader in providing real estate financing solutions principally to middle-market and larger businesses that own STORE Properties and operate within the broad-based service, retail and manufacturing sectors of the U.S. economy. We have designed our net-lease solutions to provide a long-term, lower-cost way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership. We estimate the market for STORE Properties to approximate $3.9 trillion in market value and to include more than 2.0 million properties.

We define middle-market companies as those having approximate annual gross revenues of between $10 million and $1.0 billion, although approximately 21% of our customers have annual revenues in excess of $1.0 billion. At December 31, 2021, the median annual revenues of our 556 customers was approximately $62 million and, on a weighted average basis, our average customer had revenues of approximately $1 billion. Most of our customers do not have credit ratings, although some have ratings from rating agencies that service insurance companies or fixed-income investors. Most of these non-rated companies either prefer to be unrated or are simply too small to issue debt rated by a nationally recognized rating agency in a cost-efficient manner.

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

Whether companies elect to rent or own the real estate they use in their businesses is most often a financial decision. For the few highly capitalized large companies that possess investment-grade credit ratings, real estate leasing tends to be viewed as a substitute for corporate borrowings that they could otherwise access (so long as they remain highly rated and equitized). With real estate leases often bearing rental costs that exceed corporate term borrowing costs, such companies elect to rent for strategic reasons. Such reasons may include the long-term flexibility to vacate properties that are no longer strategic, the permanence of lease capital which lessens potential refinancing risk should corporate credit ratings deteriorate, the lack of corporate financial covenants associated with leasing and the ability to harness developers to effectively outsource their real estate development needs. The primary motivations for S|T|O|R|E’s middle-market and larger customers tend to be different. For such companies, real estate leasing solutions offer the potential to lower their cost of capital. In addition to this primary economic motivation, our tenants also seek lease assignability, property substitution rights, property closure rights and S|T|O|R|E’s assistance with property expansion and lease contract modification. Our real estate leasing solutions offer tenants such flexibility, which, in turn, offers the potential for further tenant wealth creation. We believe that our customers select us as their landlord of choice principally as a result of our service, comparative business flexibility and the tailored net-lease solutions we provide.

We believe the demand for our net-lease solutions has grown, in part, as a result of the current bank regulatory environment. In our view, the increased scrutiny and regulation of the banking industry in response to the collapse of the housing and mortgage industries from 2007 to 2009, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the Basel Accords issued by the Basel Committee on Banking Supervision, have constrained real estate lending practices and limited desirable term debt real estate borrowing options. Real estate leasing today represents a highly desirable component of corporate capitalization strategies due, in part, to the unavailability of long-term, fixed rate commercial real estate mortgage financing with important features such as affordable prepayment and modification options or loan assignability.

S|T|O|R|E was formed to capitalize on a large market opportunity resulting from the widespread need amongst middle-market and larger companies for efficient corporate real estate capital solutions. We believe our opportunities include both gaining market share from the fragmented network of net-lease capital providers and growing the market by creating demand for our net-lease solutions that meet the long-term real estate capital needs of these companies.

The estimated $3.9 trillion market of STORE Properties is divided into three primary industry sectors and various industry sub-sectors. The primary sectors and their proportion of this market are service at 47%, retail at 42% and manufacturing at 11%. The sub-sectors included within each primary sector are summarized in the table below.

Service	Retail	Manufacturing
Restaurants	Big box retail	Industrial profit-centers
Education	Specialty retail	Light manufacturing
Fitness centers	Grocery
Automotive services	Drug stores
Family entertainment	Automotive (new and used)

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
Furniture stores

Although many of these industries are represented within our diverse property portfolio, S|T|O|R|E primarily targets service sector properties that represent a broad array of everyday services (such as restaurants and early childhood education facilities) that are not readily available online and that are located near customers targeted by the business operating on the property. Although not our primary focus, the retail sector assets we target are primarily located in retail corridors, also tend to be internet resistant and include a high experiential component, such as furniture and hunting and fishing stores. In the manufacturing sector, we typically target properties that represent a broad array of industries, are located in industrial parks near customers and suppliers, and are operated by businesses that produce everyday necessities. As of December 31, 2021, our portfolio of investments in STORE Properties was diversified across approximately 120 industries, of which 65% was in the service sector, 15% was in the retail sector and 20% was in the manufacturing sector, based on revenue.

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

●	Unit-Level Profitability. STORE Properties are distinguished by the primary source that supports the payment of rent, which is the profits produced by the business operations at the real estate locations we own, which we refer to as unit-level profitability. While it is a common perception that the tenant under a lease is the primary source of the rent payment (as distinguished from the business unit operating at the leased site), we have observed a historic pattern in which tenants in corporate insolvencies seek to vacate unprofitable locations while retaining profitable ones, which indicates that the profitability of a property location is the main indicator of a tenant’s long-term ability to pay the rent on that property. Because insolvent tenants historically retain profitable locations while seeking to vacate unprofitable ones, a key component of our business includes requiring our customers to produce and submit to us unit-level financial statements of the businesses they operate at our properties. As of December 31, 2021, approximately 98% of the properties in our portfolio are subject to unit-level financial reporting requirements. Without access to these unit-level financial reports, it is difficult to accurately assess our customer’s business and, thus, the quality of the most important, and primary, source for our rent payments.
●	Customer Credit Quality. In addition to the unit-level profitability of the businesses operated on the real estate we own, our customers’ overall financial health, or credit quality, serves as a secondary source supporting rent payments. Our customer’s credit can become the primary source if our unit is not profitable and our customer is required to divert cash flows from its other profitable locations or utilize other resources to pay our rents. However, we have seen that customer credit quality tends to be subject to greater volatility over time than unit-level profitability, because customer credit quality is not only a function of the unit-level profitability of the operations at our locations, but also of the profitability of the other properties and assets owned by our customer or other third parties. Corporate financial health is also a function of many other

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

Creating Investment-Grade Contracts

From our inception in 2011, we have emphasized and uniquely disclosed information regarding the net-lease contracts we create with our tenants. We believe that our net-lease contracts, and not simply tenant or real estate quality, are central to our potential to deliver superior long-term risk-adjusted rates of return to our stockholders. Contract quality embodies tenant and real estate characteristics, together with other investment attributes we believe are highly material. Contract attributes include the prices we pay for the real estate we own, inclusive of the prices relative to new construction cost. As of December 31, 2021, our average investment approximated 80% of replacement cost, a statistic that has been relatively stable since 2015. Other important contract attributes include the ability to receive unit-level financial statements, which allows us to evaluate unit-level cash flows relative to the rents we receive. As of December 31, 2021, the weighted average ability of the properties we own to cover our rents, which we refer to as the “4-wall coverage ratio,” approximated 4.6:1 (the median 4-wall coverage ratio approximated 3.1:1). In addition, we calculate a coverage ratio, inclusive of an allowance for indirect costs, for each of the properties we own which we refer to as the “unit fixed charge coverage ratio.” As of December 31, 2021, the weighted average unit fixed charge coverage ratio approximated 3.6:1 (the median unit fixed charge coverage ratio was 2.5:1). Likewise, over many years of providing real estate net-lease capital, we have determined that tenant alignments of interest are highly important. Such alignments of interest can include full parent company recourse, credit enhancements in the form of guarantees, cross default provisions and the use of master leases. Master leases are individual lease contracts that bind multiple properties and offer landlords greater security in the event of tenant insolvency and bankruptcy. Whereas individual property leases provide tenants with the opportunity to evaluate the desirability and viability of each individual property they rent in the event of a bankruptcy, master leases bind multiple properties, permitting landlords to benefit from aggregate property performance and limiting tenants’ ability to pick and choose which leases to retain. As of December 31, 2021, 94% of our multi-property net-lease contracts were in the form of master leases. Contract economic terms are also highly important because they can enhance margins of safety. During 2021, our weighted average initial lease rate was 7.5%, with annual contractual lease escalations averaging an added 1.9% of contract rents for new assets added during the year. We believe that our initial yields, on average, range from 10% to 15% above those expected by investors seeking real estate investment opportunities through the broker auction market, which provides us greater flexibility to preserve and enhance returns. Other important tenant contract considerations include indemnification provisions, lease renewal rights, and the ability to sublease and assign leases, as well as qualitative considerations, such as alternative real estate use assessment and the composition of a tenant’s capitalization structure.

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

●	Investment Origination. We founded S|T|O|R|E to fill a need for efficient long-term real estate capital for middle-market and larger customers. We do this principally through a solutions-oriented approach that includes the use of lease contracts that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. A S|T|O|R|E hallmark is our ability to directly market our real estate lease solutions to middle-market and larger companies nation-wide, harnessing a geographically focused team of experienced relationship managers at our home office. Approximately 80% of our investments, by dollar volume, have been originated by our internal origination team through direct new customer solicitations and a strong level of repeat business from existing customers. By creating demand for our services, we maintain a large pipeline of investment opportunities, which we estimate to be $13.1 billion as of December 31, 2021. Our objectives are to be highly selective and to achieve higher rates of return than our stockholders could achieve if they sought to acquire profit-center real estate on their own.
●	Investment Underwriting. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class. We have combined our underwriting approach with our portfolio management systems to capture and track computed customer credit ratings as well as the performance of the businesses conducted at the properties we own (unit-level performance). Our focus on STORE Properties, which are profit-centers for our tenants, enables us to create lease contracts having payment performance characteristics that are generally materially superior to the implied credit ratings of our diverse tenant base. Through our underwriting and portfolio management approach, we track, measure and report investment performance, with the investment underwriting goal to create a diverse portfolio centered on investment-grade quality contracts.
●	Investment Documentation. Because we believe purchase and lease contracts are the principal determinants of investment risk, we have always emphasized the importance of our investment documentation. The purchase documentation process includes the validation of investment underwriting through our due diligence process, which includes our initiation and receipt of third-party real estate valuations, title insurance, property condition assessments and environmental reports. When we are satisfied with the results and outcome of our pre-acquisition due diligence process, we purchase the property under a purchase agreement and enter into a lease with the seller. Our lease documents incorporate lessons learned over decades to forge balanced

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

Our Business and Growth Strategies

Our objective is to continue to create stockholder value through sustained investment and management activities designed to increase distributable cash flows and deliver attractive risk-adjusted rates of return from a growing, diverse portfolio of STORE Properties. To accomplish this, our principal business and growth strategies are as follows:

●	Focus on Middle-Market and Larger Companies Operating STORE Properties. We believe we have selected the most attractive investment opportunity within the net-lease market, STORE Properties, and targeted the most attractive customer type within that market, middle-market and larger non-investment-grade-rated companies. We focus on this market given its strong fundamentals and the limited long-term financing solutions available to the companies in it. Within the net-lease market for STORE Properties, our value proposition is most compelling to middle-market and larger, bank-dependent companies, most of which are not rated by any nationally recognized rating agency due to their size or capital markets preferences, but who have strong credit metrics and operate within broad-based industries having the potential for sustained relevance.
●	Realize Stable Income and Internal Growth. We seek to make investments that generate strong and stable current income as a result of the difference, or spread, between the rate we earn on our assets (primarily our lease revenues) and the rate we pay on our liabilities (primarily our long-term debt). We augment that income with internal growth. We seek to realize superior internal growth through a combination of (1) a target dividend payout ratio that permits a meaningful level of free cash flow reinvestment and (2) cash generated from the estimated 1.8% weighted average annual escalation of base rent and interest in our portfolio (as of December 31, 2021, as if the escalations in all of our leases were expressed on an annual basis). We benefit from contractual rent escalations, as approximately 99% of our leases and loans (as of December 31, 2021, by base rent and interest) have escalations that are either fixed (14% of our leases and loans) or based on the Consumer Price Index, or CPI (85% of our leases and loans). A final means of internal growth is the accretive redeployment of cash realized from the occasional sale of real estate. During 2021, we divested real estate which had an initial cost of $368.9 million and collected $356.0 million in proceeds on these sales which we were able to redeploy. We believe these three means of internal growth will enable strong cash flow growth without relying exclusively on future common stock issuances to fund new portfolio investments.
●	Capitalize on Direct Origination Capabilities for External Growth. As the market leader in STORE Property investment originations, we plan to complement our internal growth with external growth driven by continued new investments funded through future equity issuances and borrowings to expand our platform and raise investor cash flows.
●	Actively Manage our Balance Sheet to Maximize Capital Efficiency. We seek funding sources that enable us to lock in long-term investment spreads and limit interest rate sensitivity. We also seek to maintain a prudent balance between the use of debt (which includes our own STORE Master Funding program, unsecured term notes, commercial mortgage-backed securities borrowings, insurance borrowings, bank borrowings and possibly preferred stock issuances) and equity financing. We are currently rated Baa2, BBB and BBB rating by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. As of December 31, 2021, our secured and unsecured long-term debt had an aggregate outstanding principal balance of $4.3 billion, a weighted average maturity of approximately seven years and a weighted average interest rate of 3.9%.
●	Increase our portfolio diversity. As of December 31, 2021, we had invested approximately $10.7 billion in 2,866 property locations, substantially all of which are profit centers for our customers. Our portfolio is highly diversified; built on an average transaction size of approximately $9.5 million, we now have over 550 customers (having added an average of approximately 13 net new customers quarterly since inception) operating across approximately 855 different brand names, or business concepts, across 49 states and 120 industry groups. Our largest customer represented 3.0% of our portfolio as of December 31, 2021, based on base rent and interest. Our portfolio’s diversity decreases the impact on us of an adverse event affecting a specific customer, industry or region, thereby increasing the stability of our cash flows. We expect that additional acquisitions in the future will further increase the diversity of our portfolio and, from time to time, we may sell properties in our portfolio to improve overall portfolio credit quality or diversity.
●	Engage with our tenants. Our experienced relationship managers provide tailored lease solutions to our customers that address our customers’ needs and that strive to provide superior value for our customers over other financial options they may have to capitalize their businesses. The direct relationships we develop with our customers give us greater insights into their businesses and allow us to proactively help them grow their businesses or work with them to help solve problems that may arise from time to time. For example, during 2020 and in connection with the shutdowns and other disruptions resulting from the COVID-19 pandemic, we worked with a number of our tenants on short-term rent deferral arrangements, including through a structured rent relief program under which we allowed such tenants to defer a portion of their rent, with repayment primarily structured through short-term, interest-bearing notes. These efforts allowed our customers to avoid lease defaults while giving their businesses time to recover and gave us the ability to continue to receive our contractual rent.

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

Environmental Stewardship

We are committed to environmental sustainability and the mitigation of environmental risks in connection with the development of our property portfolio. This commitment reflects the fact that the properties we acquire are subject to both state and federal environmental regulations, but, more importantly, it aligns with our belief that being conscious of, and seeking to address and manage, environmental risks within our control, and supporting our customers to do the same in their businesses, plays a role in building and sustaining successful enterprises; and, thus, is material to the success of our own business.

Our environmental initiatives and partnerships focus on energy savings and carbon footprint reduction in our customers’ facilities. As we are a triple-net lease REIT, without direct control of physical locations, our primary strategy includes educating ourselves and our customers on evolving environmental strategies, soliciting feedback, and gathering environmental data from our customers. This includes developing relationships between our customers and ESG vendor partners, and supporting our tenants in the implementation of green programs including energy efficiency and carbon reduction programs.

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

Acquisition Process. Our commitment to environmental sustainability begins before we acquire a real estate asset and involves, among other factors, a consideration of the environmental risk associated with our tenants and with prior users of the real estate asset. We then analyze environmental matters in each step of our three-phase property acquisition process:

●	When assessing a target property, we engage a nationally recognized and insured environmental engineer to perform a Phase I environmental site assessment against current industry standards and evaluate any recognized environmental conditions (RECs) identified in the assessment. We also conduct separate, property-level condition and sustainable practices assessments through an independent third party.
●	When we identify a REC, we take appropriate mitigating action, which may include conducting a Phase II environmental assessment, submitting the property into a voluntary clean-up program, purchasing an environmental insurance policy, and remediating the REC in accordance with regulatory requirements,
●	When we are satisfied with the results and outcome of our pre-acquisition due diligence process, we purchase the property and enter into a lease with the seller pursuant to which the seller agrees to certain covenants and indemnities that typically require the seller to comply with applicable environmental laws and remediate or take other corrective action should any environmental issues arise.

We may take additional actions in situations where a target property may be subject to risks associated with climate change, particularly as a result of being located in a geographic area susceptible to floods, hurricanes, tornados, earthquakes or other climate-related occurrences. These additional steps and actions may include: (i) maintaining comprehensive environmental insurance coverage for specified properties in our portfolio to ensure that there are financial resources available to conduct safe and timely remediation in the event of an unforeseen environmental issue; and (ii) preparing for climate-related natural disasters by requiring our tenants to carry insurance, including fire, wind/hail, earthquake, flood and other extended coverage where appropriate given the relative risk of loss, geographic location and industry best practices.

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

Our primary strategy includes educating ourselves and our customers on evolving environmental strategies, soliciting feedback, and gathering environmental data from our customers. This includes developing relationships between our customers and ESG vendor partners, and supporting our tenants in the implementation of green programs including energy efficiency and carbon reduction programs. To advance this effort, we:

●	Seek out information to help us develop our initiatives by attending conferences and educational webinars and meeting with various ESG experts, consultants and national ESG oriented vendors, with our goal being to have the most current ESG information resources and a strong network of national vendors to meet our customer’s information, consulting and tailored-solution needs;
●	Conduct inspections of up to 20% of our properties annually to collect data on types and prevalence of sustainability features implemented at the properties, such as programmable thermostats, LED lighting, energy efficient windows, air filtration and energy efficient water heaters, in order to gauge our performance relative to long-term sustainability initiatives. We initiated our annual property inspection process to aid our portfolio managers and developers in evaluating the sustainability features of existing properties and informing the acquisition analysis process for target properties. We believe our innovative investment analysis process is responsive to increasing market demands for sustainable features in our portfolio properties. We expect that this survey data will provide a baseline framework in which we can develop and improve on the sustainability features already implemented at such properties.

We supplement our annual property inspections with an annual tenant outreach survey from which we collect further data on sustainability features implemented by our participating tenants at their leased properties and assess our customers’ corporate responsibility priorities, progress and interest in partnering on projects. The data collected from our survey allows us to provide our tenants with education, ideas and support for property-level sustainability solutions, and provides us with a forum to encourage them to pursue sustainable practices and explore technological solutions. This survey has allowed us to engage directly with our tenants most interested in reducing their carbon footprint and related environmental impact and focus our discussions and consultant introductions to those that that best meet the needs and interests of those tenants.

In addition to the survey, we work with ESG vendors and consultants to identify real estate in our portfolio that meets requirements for select initiatives such as solar and electric car chargers. We then proactively reach out to targeted tenants to educate them about the benefits of the select initiative and to assess their interest in learning more and meeting with a consultant for a review of their options. We believe that ongoing tenant engagement and collaboration on environmentally focused property initiatives should create a long-term culture of sustainable tenant relationships.

Human Capital Management

We believe that to continue to deliver strong financial results, we must execute on a human capital strategy that prioritizes, among other things: (i) establishing a work environment that: attracts, develops, and retains top talent; (ii) affording our employees an engaging work experience that allows for career development and opportunities for meaningful civic involvement; (iii) evaluating compensation and benefits, and rewarding outstanding performance; (iv) engaging with, and obtaining feedback from, our employees on their workplace experiences; (v) enabling every employee at every level to be treated with dignity and respect, to be free from discrimination and harassment, and to devote their full attention and best efforts to performing their job to the best of their respective abilities; and (vi) communicating with our board of directors on key topics.

As part of our efforts to achieve these priorities:

●	We seek to foster a diverse and vibrant workplace of individuals who possess a broad range of experiences, backgrounds and skills, starting at the top. At the management level, our non-executive Chairman of the Board, our Chief Executive Officer and our Chief Financial Officer are women and, overall, 37.5% of our board of directors, 40% of our executive officers, and 50% of our officers at the level of senior vice president and above are women. We have a deep management bench that, collectively, is fully capable of professionally operating the business and fulfilling the S|T|O|R|E vision.
●	We empower our employees through employee-run engagement committees that develop and influence new employee onboarding, personal growth and professional development programs, company social and team-building events and health and wellness programs.
●	We actively support charitable organizations that promote education and social well-being and we encourage our employees to personally volunteer with organizations that are meaningful to them.
●	We seek to identify future leaders and equip them with the tools for management roles within our company. Our board periodically reviews with our Chief Executive Officer the identity, skills and characteristics of those persons who could succeed to senior and executive management team positions.

As of December 31, 2021, we had 117 full-time employees, an increase of 10.4% over the total at December 31, 2020, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

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

Regulations and Requirements

Our properties are subject to various laws and regulations, including regulations relating to fire and safety requirements, as well as affirmative and negative contractual covenants and, in some instances, common area obligations. We believe that each of our customers has the necessary permits and approvals to operate and conduct their businesses on our properties. Moreover, our properties are subject to Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Our customers have primary responsibility for complying with these regulations and other requirements pursuant to our lease and loan agreements; however, we may have liability in certain circumstances if our tenants do not comply with such laws and regulations. As of January 31, 2022, we are not aware of any ADA non-compliance that we believe would have a material adverse effect on the results of our operations.

Additionally, our properties are subject to environmental laws and regulations, which may give rise to liabilities related to the presence, handling or discharge of hazardous materials that may emanate from properties that we purchase, regardless of fault. We mitigate the possible liabilities from such laws and regulations by undertaking extensive environmental due diligence and by entering into leases with the sellers of our properties, pursuant to which the sellers agree to certain covenants and indemnities that typically require the sellers to comply with applicable environmental laws and regulations and remediate or take other corrective action should any environmental issues arise. We believe the costs of capital expenditures related to environmental liabilities will not have a material impact on the results of our operations, as such costs are typically borne by the sellers, previous owners, and tenants of our properties.

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

Risks Related to Our Business and Operations

The value of our real estate is subject to fluctuation, and risks related to investing in real estate may have an adverse effect on our financial condition.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the underlying real estate, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by our customers and a decline in the attractiveness of triple-net lease transactions to potential sellers. Moreover, significant declines in real estate values may also affect our ability to execute leases on attractive terms with potential tenants. In addition, we periodically review our real estate assets for impairment based on the projected operating cash flow of the property over our anticipated holding period. Impairment charges have a direct impact on our results of operation. A financial failure or other default by a customer will likely reduce or eliminate the operating cash flow generated by that customer’s leased property and might decrease the value of that property and result in a non-cash impairment charge. Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amounts we paid.

Actual or perceived threats associated with the COVID-19 pandemic or other public health crises could have a material adverse effect on our results of operations and our customers’ businesses.

There is substantial uncertainty with respect to the duration and severity of the COVID-19 pandemic and how it will impact real estate, businesses and global markets in the years to come. The continued spread of COVID-19 may impact states where our properties are located, and preventative measures that may be taken in response to current and future outbreaks of COVID-19, or other public health crises, including “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our customers’ businesses, results of operations, liquidity and ability to access capital markets, and may affect our ability as a net-lease REIT to acquire properties or lease properties to our customers, who may be unable, as a result of economic downturns occasioned by the COVID-19 pandemic or other public health crises, to make rental payments when due.

Contingent rent escalators may expose us to inflation risk and can hinder our growth and profitability.

A substantial portion of our leases contain variable-rate contingent rent escalators that periodically increase the base rent payable by the customer. Our leases with rent escalators indexed to future increases in the Consumer Price Index (“CPI”) primarily adjust over a one-year period but may adjust over multiple-year periods. Generally, these escalators increase rent at the lesser of (i) 1 to 1.25 times the change in the CPI over a specified period or (ii) a fixed percentage. Under this formula, during periods of deflation or low inflation, small increases or decreases in the CPI may cause us to receive lower rental revenues than we would receive under leases with fixed-rate rent escalators. Conversely, when inflation is higher, contingent rent increases may not keep up with the rate of inflation. Higher inflation may also have an adverse impact on our customers if increases in their operating expenses exceed increases in revenue, which may adversely affect our customers’ ability to satisfy their financial obligations to us.

The success of our business depends upon the success of our customers’ businesses, and bankruptcy laws will limit our remedies in the event of customer defaults.

We lease substantially all of our properties to customers who operate businesses at the leased properties. We underwrite and evaluate investment risk on the basis that the profitability of these businesses is the primary source that supports the payments on our leases and loans, which we refer to as “unit-level profitability.” We believe the success of our investments materially depends upon whether our customers generate unit level profitability at the locations we acquire and lease back or finance. Economic conditions are cyclical, and developments that discourage consumer spending or cause a downturn in the national economy, or the regional and local economies where our properties are located, could impair our customers’ ability to meet their lease obligations, resulting in customer defaults or non-renewals under their leases, and reduce demand for our net-lease solutions, forcing us to offer concessions or reduced rental rates when re-leasing these properties.

If any of our customers struggle financially, they may decline to extend or renew their leases, miss rental payments or declare bankruptcy. Claims for unpaid future rent are rarely paid in full and are subject to statutory limitations that would likely cause us to receive rental revenues substantially below the contractually specified rent. We are often subject to this risk because our triple-net leases generally involve a single tenant, but this risk is magnified when we lease multiple properties to a single customer under a master lease. Federal bankruptcy laws may prohibit us from evicting bankrupt customers solely upon bankruptcy, and we may not recover the premises promptly from the tenant or from a trustee or debtor-in-possession in bankruptcy proceedings. We may also be unable to re-lease a terminated or rejected space on comparable terms, or at all, or sell a vacant space upon a customers’ bankruptcy. We will be responsible for all of the operating costs at vacant properties until they are sold or re-let, if at all.

Some service and retail customers may be susceptible to e-commerce pressures.

Most of our portfolio is leased to, or financed by, customers operating service or retail businesses. Restaurants, early childhood education, metal fabrication, automotive repair and maintenance and health clubs represent the largest industries in our portfolio. Service and retail businesses using physical outlets face increasing competition from online retailers and service providers. While we believe the businesses in our portfolio are relatively insulated from e-commerce pressures, these businesses may face increased competition from alternative online providers given the rapidly changing business conditions spurred by technological innovation, changing consumer preferences and non-traditional competitors.

There can be no assurance that our customers’ businesses will remain competitive with e-commerce providers in the future; any failure to do so would impair their ability to meet their lease obligations to us and materially and adversely affect us.

Geographic, market sector or industry concentrations within our portfolio may negatively affect our financial results.

Our operating performance is impacted by the economic conditions affecting the specific locales, market sectors and industries in which we have concentrations of properties. Our target market is middle-market companies that operate their businesses out of one or more locations that generate unit level profitability for the business, and as of December 31, 2021, we derived the largest amount of our base rent and interest from the following five states: Texas (11.3%), Illinois (6.3%), California (5.9%), Georgia (5.5%) and Florida (5.3%). As a result of these concentrations, local economic, market sector, and industry conditions, changes in state or local governmental rules and regulations, acts of nature, epidemics, pandemics and public health crises and actions taken in response thereto, and other factors affecting those states, market sectors or industries could result in an adverse effect on our customers’ businesses and their ability to meet their obligations to us. Additionally, a failure to increase demand for our products by, among other ways, failing to convince middle-market companies to sell and lease back their properties, or an increase in the availability of properties for rent, could materially and adversely affect us. In particular, as of December 31, 2021, properties representing 12.0% of the dollar amount of our investment portfolio were dedicated to, and also 12.0% of our base rent and interest was derived from, customers operating in the restaurant industry. As we continue to acquire properties, our portfolio may become more concentrated by customer, industry or geographic area. A less diverse portfolio could cause us to be more sensitive to the bankruptcy of fewer customers, changes in consumer trends of a particular industry and a general economic downturn in a particular geographic area.

Failure of our underwriting and risk management procedures to accurately evaluate a potential customer’s credit risk could materially and adversely affect our operating results and financial position.

Our success depends in part on the creditworthiness of our middle-market customers who generally are not rated by any nationally recognized rating agency. We analyze creditworthiness using Moody’s Analytics RiskCalc, our methodology of estimating probability of lease rejection and the STORE Score, each of which may fail to adequately assess a particular customer’s default risk. An expected default frequency (“EDF”) score from Moody’s Analytics RiskCalc lacks the extensive company participation required to obtain a credit rating published by a nationally recognized statistical rating organization such as Moody’s Investors Services, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global, Inc. (“S&P”), and may not be as indicative of creditworthiness. Substantially all of our customers are required to provide corporate-level financial information to us periodically or at our request. EDF scores and the financial ratios we calculate are based on unverified financial information from our customers, may reflect only a limited operating history and include various estimates and judgments made by the party preparing the financial information. The probability of lease rejection we assign to a particular investment may be inaccurate and may not incorporate significant risks of which we are unaware, which may cause us to invest in properties and lease them to customers who ultimately default, and we may be unable to recover our investment by re-leasing or selling the related property, on favorable terms, or at all.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth.

Our ability to continue to acquire properties we believe to be suitable and compatible with our growth strategy may be constrained by numerous factors, including the following:

●	We may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a customer, which will decrease our profitability.
●	Our ability to grow requires that we overcome many customers’ preference to own, rather than lease, their real estate and convince customers that it is in their best interests to lease, rather than own, their STORE Properties, either of which we may not be able to accomplish.
●	We may be unable to reach an agreement with a potential customer due to failed negotiations or our discovery of previously unknown matters, conditions or liabilities during our real property, legal and financial due diligence review with respect to a transaction and may be forced to abandon the opportunity after incurring significant costs and diverting management’s attention.

●	We may fail to obtain sufficient equity, adequate capital resources or other financing available to complete acquisitions on favorable terms or at all.

We typically acquire only a small percentage (approximately 10%) of all properties that we evaluate (which we refer to as our “pipeline”). To the extent any of the foregoing decreases our pipeline or otherwise impacts our ability to continue to acquire suitable properties, our ability to grow our business will be adversely affected.

We face significant competition for customers, which may negatively impact the occupancy and rental rates of our properties, reduce the number of acquisitions we are able to complete or increase the cost of these acquisitions.

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

As leases expire, we may be unable to renew those leases or re-lease the space on favorable terms or at all.

As of December 31, 2021, leases and loans representing approximately 23.3% of our base rent and interest will expire prior to 2032. We may not be able to renew leases or re-lease spaces without interruptions in rental revenue, at or above our current rental rates or without offering substantial rent abatements, customer improvement allowances, early termination rights or below market renewal options, and the terms of renewal, extension or re-lease may be less favorable to us than the prior lease. Because some of our properties are specifically designed for a particular customer’s business, we may be required to renovate the property, decrease the rent we charge or provide other concessions in order to lease the property to another prospective customer. If we need to sell such properties, we may have difficulty selling them to a third party due to the property’s unique design.

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

If a customer defaults under either the ground lease or mortgage loan of a hybrid lease, we may be required to undertake foreclosure proceedings on the mortgage before we can re-lease or sell the property.

In certain circumstances, we may enter into hybrid leases with customers. A hybrid lease is a modified sale-leaseback transaction, where the customer sells us land and then we lease the land back to the customer under a ground lease and simultaneously make a mortgage loan to the customer secured by the improvements the customer continues to own. If a customer defaults under a hybrid lease, we may: (i) evict the customer under the ground lease and assume ownership of the improvements; or (ii) if required by a court, foreclose on the mortgage loan that is secured by the improvements. Under a ground lease, we, as the ground lessor, generally become the owner of the improvements on the land at lease maturity or if the customer defaults. If, upon default, a court requires us to foreclose on the mortgage, rather than evicting the customer, we might encounter delays and expenses in obtaining possession of the improvements, which in turn could delay our ability to promptly sell or re-lease the property.

Defaults by customers on mortgages we hold could lead to losses on our investments.

From time to time, we make or assume commercial mortgage loans. We have also made a limited number of investments on properties we own or finance in the form of loans secured by equipment or other fixtures owned by our customers. In the event of a default, we would not earn interest or receive a return of the principal of our loan and may also experience delays and costs in enforcing our rights as lender. Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale, and may lead to a loss or delay in the payment on loans we hold. If we do have to foreclose on a property, we may receive less in the foreclosure sale than the amount the customer owes us or that is needed to cover the costs to foreclose, repossess and sell the property.

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

Because our customers are the tenants of our net-leased properties and are responsible for the day-to-day maintenance and management of our properties, after lease expiration, we may incur expenses for deferred maintenance or other liabilities if a property is not adequately maintained. We visit our properties periodically, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. Our leases generally provide for recourse against a customer in these instances, but bankrupt or financially troubled customers may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such customers. We may not always be able to ascertain the financial circumstances of a given customer or forestall deterioration in the condition of a property.

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

Our operating results and financial condition could be adversely affected if we or our subsidiaries are unable to make required payments on our debt.

Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest. If we are unable to make debt service payments as required on loans secured by properties we own, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment. In addition, a significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries (“SPEs”) that have been pledged to secure the long-term borrowings of those SPEs. We or our other consolidated subsidiaries are the equity owners of our SPEs, which entitles us to the excess cash flows after debt service and all other required payments are made on the debt of our SPEs. If our SPEs fail to make the required payments on such indebtedness or fail to maintain the required debt service coverage ratios, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable. If our SPEs are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on an investment in our company.

We attempt to mitigate our exposure to interest rate risk by entering into long-term fixed-rate financing through the combination of periodic debt offerings under our unsecured debt program and STORE Master Funding program, our asset-backed securities conduit, through discrete non-recourse secured borrowings, through insurance company and bank borrowings, by laddering our borrowing maturities and by using leases that generally provide for rent escalations during the term of the lease. However, the weighted average term of our borrowings does not match the weighted average term of our investments, and the methods we employ to mitigate our exposure to changes in interest rates involve risks, including the risk that the debt markets are volatile and tend to reflect the conditions of the then current economic climate. Our efforts may not be effective in reducing our exposure to interest rate changes, which may increase our cost of capital and reduce the net returns we earn on our portfolio.

We depend on the asset backed securities (“ABS”) and the commercial mortgage-backed securities (“CMBS”) markets for a substantial portion of our long-term debt financing.

Historically, we have raised a significant amount of long-term debt capital through our STORE Master Funding program, which accesses the ABS market, and, to a lesser extent, through the CMBS market. Our ABS debt is issued by our SPEs, which issue multiple series of investment grade ABS notes from time to time as additional collateral is added to the collateral pool. Our CMBS debt is generally first mortgage debt incurred by other SPEs. Our ABS and CMBS debt is generally non-recourse, but there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities.

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

Our qualification as a REIT requires us to satisfy numerous highly technical and complex requirements for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. No guarantee can be made that we will be able to continue to be qualified as a REIT in the future. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax and increased state and local taxes on our taxable income at the regular corporate rate and be unable to deduct dividends when computing our taxable income. Also, unless the Internal Revenue Service (“IRS”) granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from such a failure would reduce or eliminate the amount of cash available for investment or distribution to our common stockholders, which would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital, and we would no longer be required to make distributions to our common stockholders.

Potential tax law changes could affect our ability to qualify as a REIT and could adversely affect our stockholders.

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. The federal government may enact significant reform of the Code, including significant changes to taxation of business entities, tax deferred exchanges and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

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

The IRS may take the position that certain sale-leaseback transactions that we characterize as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the Code’s REIT asset tests, income tests or distribution requirements and consequently lose our REIT status effective with the year of recharacterization unless we elect to make an additional distribution that subsequently enables us to maintain our REIT status. Alternatively, the amount of our REIT taxable income could be re-calculated, which might also cause us to fail to meet the Code’s distribution requirements for a taxable year.

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

Our Board has the overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our Board can, among other things: (i) change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, including the creditworthiness standards with respect to our customers, subject to provisions in our charter; (ii) prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders; or (iii) determine that it is no longer in our best interests to continue to qualify as a REIT. Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without the consent of our stockholders.

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

Our stock price experiences price and volume fluctuation, often without regard to our operating performance. As a result, investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our actual operating performance or prospects. A number of factors could negatively affect the price per share of our common stock, many of which are out of our control, including:

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends, or those of our competitors;
●	changes in our funds from operations, adjusted funds from operations or earnings estimates, including as a result of changes in the financial condition, liquidity, results of operations and prospects of our customers;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	publication of research reports about us, our competitors, our customers or the real estate industry;
●	the market’s perception of REITs as an equity security and changes in market valuations of REITs;
●	a change in ratings issued by analysts or nationally recognized statistical rating organizations;
●	adverse market reaction to additional debt we may incur or equity-related securities we may issue;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur.

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

The market price of our common stock could decline as a result of actual or anticipated sales of a large number of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it difficult for us to sell equity securities in the future at times or prices that we deem appropriate. We filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of up to 7,314,221 shares of our common stock or securities convertible into or exchangeable for shares of our common stock that may be issued pursuant to our 2012 Long-Term Incentive Plan and our 2015 Omnibus Equity Incentive Plan, and recipients of those shares may generally freely resell them in the open market, subject to certain limitations governing our affiliates. In addition, as we continue to issue additional equity securities periodically to finance our growth, including through our “at the market” offering programs, these issuances will dilute the interests of our existing stockholders and could adversely affect the value of their investments. If our performance or prospects decline and we are unable to access the equity markets when needed in the future, our ability to grow our business will be adversely impacted.

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

Future federal, state and local rules or regulations may adversely affect our and our customers’ results of operations.

Compliance with future federal, state and local governmental rules or regulations, or stricter interpretation of existing governmental rules or regulations, may result in new costs, new liabilities, restrictions on current business activities and could cause a material and adverse effect on our and our customers’ results of operation. There is no way to predict what governmental rules or regulations will be enacted in the future, how future rules or regulations will be administered or interpreted or how future rules or regulations will affect our or our customers’ businesses.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2021, our total investment in real estate and loans approximated $10.7 billion, representing investments in 2,866 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 775 contracts predominantly structured as net leases. The weighted average non-cancelable remaining term of our leases was approximately 13.4 years.

Our real estate portfolio is highly diversified. As of December 31, 2021, our 2,866 property locations were operated by 556 customers across the United States. Our customers are typically established regional and national operators, with approximately 50% of our base rent and interest coming from customers with over $200 million in annual revenues. Our largest customer represented approximately 3.0% of our portfolio at December 31, 2021, and our top ten largest customers represented 18.4% of base rent and interest. Our customers operate their businesses across approximately 855 brand names or business concepts in 120 industries.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on December 31, 2021, for all of our leases, loans and direct financing receivables in place as of that date.

Diversification by Customer

As of December 31, 2021, our property locations were operated by 556 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	3.0%	28
LBM Acquisition, LLC (Building materials distribution)	3.0	156
Fleet Farm Group LLC	2.2	9
Cadence Education, Inc. (Early childhood/elementary education)	2.0	68
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.6	25
CWGS Group, LLC (Camping World/Gander Outdoors)	1.4	20
Great Outdoors Group, LLC (Cabela's)	1.4	9
Zips Holdings, LLC	1.3	46
American Multi-Cinema, Inc.	1.3	14
At Home Stores LLC	1.2	11
All other (546 customers)	81.6	2,480
Total	100.0%	2,866

Diversification by Industry

As of December 31, 2021 our customers’ business concepts were diversified across approximately 120 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 79 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	7.0%	349	2,428
Restaurants—limited service	5.0	396	1,256
Early childhood education centers	6.2	267	2,858
Automotive repair and maintenance	5.4	223	1,217
Health clubs	5.1	90	3,090
Pet care facilities	3.4	184	1,715
Lumber & construction materials wholesalers	3.4	167	6,865
Behavioral health facilities	3.3	84	1,557
All other service (31 industry groups)	26.0	559	25,980
Total service	64.8	2,319	46,966
Retail:
Farm and ranch supply	3.4	41	4,136
Total retail (17 industry groups)	11.8	199	9,410
Total retail	15.2	240	13,546
Manufacturing:
Metal fabrication	5.9	109	14,130
All other manufacturing (21 industry groups)	14.1	198	25,503
Total manufacturing	20.0	307	39,633
Total	100.0%	2,866	100,145

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of December 31, 2021:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	11.3%	344
Illinois	6.3	180
California	5.9	80
Georgia	5.5	165
Florida	5.3	156
Ohio	5.1	142
Wisconsin	5.0	78
Arizona	4.3	90
Tennessee	3.6	120
Minnesota	3.3	87
All other (39 states) (1)	44.4	1,424
Total	100.0%	2,866
(1)	Includes one property in Ontario, Canada which represents less than 0.1% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and direct financing receivable expirations as of December 31, 2021:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
2022	0.5%	22
2023	1.1	10
2024	0.7	22
2025	1.1	24
2026	1.5	54
2027	1.7	54
2028	3.0	68
2029	5.1	160
2030	3.6	147
2031	5.0	209
Thereafter	76.7	2,081
Total	100.0%	2,851
(1)	Expiration year of contracts in place as of December 31, 2021, excluding any tenant option renewal periods.
(2)	Excludes 15 properties which were vacant and not subject to a lease as of December 31, 2021.

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

On February 22, 2022, there were 131 holders of record of the 274,775,929 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have determined that, for federal income tax purposes, approximately 84.6% of distributions paid in 2021 represented taxable income and 15.4% represented a return of capital.

Distributions

The Company pays regular quarterly distributions to holders of its common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the fourth quarter of 2021 were in connection with this tax withholding obligation. During the three months ended December 31, 2021, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2021 through October 31, 2021	-	$-
November 1, 2021 through November 30, 2021	4,734	$34.45
December 1, 2021 through December 31, 2021	-	$-
Total	4,734	$34.45

Stock Performance Graph

The following performance chart compares, for the five-year period commencing December 31, 2016 and ending December 31, 2021, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI U.S. REIT Index. The chart assumes $100.00 was invested on December 31, 2016 and assumes the reinvestment of any dividends. The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
STORE Capital Corporation	100	110.71	126.26	172.63	166.65	176.30
S&P 500	100	121.83	116.49	153.17	181.35	233.41
MSCI US REIT (RMS)	100	105.07	100.27	126.18	116.62	166.84

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

Item 6. [Reserved.]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section, as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

In 2019, the Financial Accounting Standards Board issued ASU 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we include disclosures on our cash flows and results of operations for fiscal year 2021 versus 2020 only. For discussion of our fiscal year 2020 compared to our fiscal year 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended December 31, 2020.

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of December 31, 2021, over 850 brand names or business concepts in approximately 120 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $12.6 billion of real estate investments. As of December 31, 2021, our investment portfolio totaled approximately $10.7 billion, consisting of investments in 2,866 property locations across the United States. All of the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat in an inflationary economic environment. As of December 31, 2021, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2021, the weighted average remaining term of our leases (calculated based on base rent) was approximately 13.4 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then fair market value or our cost, as defined in the lease contracts).

We have dedicated an internal team to review and analyze ongoing tenant financial performance, both at the corporate level and with respect to each property we own, in order to identify properties that may no longer be part of our long-term strategic plan. As part of that continuous active-management process, we may decide to sell properties where we believe the property no longer fits within our plan. Because generally we have been able to acquire assets and originate new leases at lease rates above the online commercial real estate auction marketplace, we have been able to sell these assets on both opportunistic and strategic bases, typically for a gain. This gain acts to partially offset any possible losses we may experience in the real estate portfolio.

COVID-19 Pandemic

Since early 2020, the world has been impacted by the COVID-19 pandemic. At various times, the COVID-19 pandemic has primarily impacted us through government-mandated limits (i.e., required closures or limits on operations and social distancing requirements) imposed on our tenants’ businesses and continuing public perceptions regarding safety, which have impacted certain tenants’ ability to pay their rent to us. In addition, although 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance, we may be required to make the property tax payment on behalf of the tenant if they are unable to do so.

We have worked directly with our impacted tenants during the COVID-19 pandemic to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the COVID-19 pandemic to defer the payment of their rent on a short-term basis. During 2020, we recognized net revenue aggregating approximately $57.1 million related to these deferral arrangements and collected $9.9 million in repayments of the amounts deferred. During the year ended December 31, 2021, we recognized an additional $8.3 million of net revenue related to deferral arrangements and collected $33.4 million in repayments of amounts deferred. We expect that the majority of our remaining receivable will be collected before the end of 2022.

As government-mandated restrictions have been lifted, our tenants have increased their business activity and their ability to meet their financial obligations to us under their lease contracts. As a result, our rent and interest collections have returned to pre-pandemic levels, and, essentially all of our properties are open for business.

The Company continues to closely watch for unpredictable factors that could impact its business going forward, including the duration of the COVID-19 pandemic; governmental, business and individual actions in response to the COVID-19 pandemic, including the vaccination process (and related government mandates); and the overall impact on broad economic activity.

Liquidity and Capital Resources

As of December 31, 2021, our investment portfolio stood at approximately $10.7 billion, consisting of investments in 2,866 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of December 31, 2021, the weighted average remaining term of our leases was approximately 13.4 years and the contracts related to just 22 properties, representing 0.5% of our annual base rent and interest, are due to expire during 2022; 77% of our leases have ten years or more remaining in their base lease term. As of December 31, 2021, 15 of our 2,866 properties were vacant and not subject to a lease, which represents a 99.5% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of December 31, 2021, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $160.7 million, of which $143.5 million is expected to be funded in the next twelve months.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable-rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed-rate debt, we “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less dividends plus proceeds from our sale of properties) and our annual debt maturities; we have no significant debt maturities until 2024.

As of December 31, 2021, all our long-term debt was fixed-rate debt and our weighted average debt maturity was 6.8 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In October 2021, S&P Global Ratings raised its outlook on the Company to positive from stable and affirmed its BBB issuer credit rating. In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio). Our leverage, expressed as the ratio of debt (net of cash and cash equivalents) to the cost of our investment portfolio, was approximately 40% at December 31, 2021.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of December 31, 2021, our secured non-recourse borrowings had a loan-to-cost ratio of approximately 63% and approximately 36% of our investment portfolio serves as collateral for this long-term debt. The remaining 64% of our portfolio properties, aggregating approximately $6.8 billion at December 31, 2021, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short term real estate financing would not be available to us. As we continue to grow our real estate portfolio, we also intend to continue to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of our fourth issuance of senior unsecured public notes in November 2021, we prepaid, without penalty, $85.9 million of STORE Master Funding Series 2013-3 Class A-2 notes. Similar to this prepayment transaction, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our $600 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. As of December 31, 2021, we had $130.0 million outstanding under our unsecured revolving credit facility.

In June 2021, we recast this unsecured revolving credit facility to increase the accordion feature from $800 million to $1.0 billion, which now gives us a maximum borrowing capacity of $1.6 billion. The amended facility matures in June 2025 and includes two six-month extension options, subject to certain conditions. Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to

0.40%. The credit spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30%. The amendment reduced the currently applicable credit spread for LIBOR-based borrowings by 15 basis points to 0.85% and the facility fee remains at 0.20%. The amended credit agreement does allow for a further reduction in the pricing for LIBOR-based borrowings if certain environmental sustainability metrics are met.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants, which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $6.8 billion at December 31, 2021. The facility is recourse to us, and, as of December 31, 2021, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In November 2021, we completed our fourth issuance of underwritten public notes, issuing an aggregate principal amount of $375.0 million with a coupon rate of 2.70%, and, as of December 31, 2021, we had an aggregate principal amount of $1.4 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2021, we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes are similar to our unsecured revolving credit facility, and, as of December 31, 2021, we were in compliance with these covenants. We repaid our remaining $100 million bank term loan in April 2021 at its maturity and the related interest rate swap agreements expired.

The aggregate outstanding principal amount of our unsecured senior notes was $1.8 billion as of December 31, 2021 and the following is a summary, by year, of the scheduled payments of both principal and interest for these notes (in thousands).

					Total Senior Unsecured
	Public Notes		Other Unsecured Notes		Term Debt
	Principal	Interest	Principal	Interest	Principal	Interest
2022	$-	$51,687	$75,000	$18,103	$75,000	$69,790
2023	-	51,688	-	14,700	-	66,388
2024	-	51,687	100,000	14,264	100,000	65,951
2025	-	51,688	-	9,460	-	61,148
2026	-	51,687	200,000	3,153	200,000	54,840
2027	-	51,688	-	-	-	51,688
2028	350,000	39,175	-	-	350,000	39,175
2029	350,000	23,123	-	-	350,000	23,123
2030	350,000	18,600	-	-	350,000	18,600
2031	375,000	9,281	-	-	375,000	9,281
Total	$1,425,000	$400,304	$375,000	$59,680	$1,800,000	$459,984

Non-recourse Secured Debt

As of December 31, 2021, approximately 33% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and our Series 2019-1 transaction in November 2019 marked our first issuance of 15-year notes. We believe these two precedent transactions both broadened the market for our STORE Master Funding debt program and gave us access to lower cost secured debt. In late June 2021, our consolidated special purpose entities issued the tenth series, Series 2021-1, of net-lease mortgage notes under the STORE Master Funding debt program consisting of $515 million of notes issued in four Class A tranches as summarized below:

Note Class	Rating (a)	Amount (in millions)	Coupon Rate	Term	Maturity Date
Class A-1	AAA	$168.5	2.12%	7 years	June 2028
Class A-2	AAA	168.5	2.96%	12 years	June 2033
Class A-3	A+	89.0	2.86%	7 years	June 2028
Class A-4	A+	89.0	3.70%	12 years	June 2033
Total / Weighted Average Coupon Rate		$515.0	2.80%

________________________________________

(a)By S&P Global Ratings.

The Series 2021-1 transaction served to further our belief that the market for the STORE Master Funding program is broadening. In conjunction with this transaction, we prepaid, without penalty, $86.7 million of STORE Master Funding Series 2013-1, Class A-2 notes in May 2021 and $83.3 million of Series 2013-2, Class A-2 notes in July 2021. These two prepaid note classes bore a weighted average interest rate of 4.98%. A portion of the net proceeds were also used to paydown balances on our unsecured revolving credit facility.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of December 31, 2021, there was an aggregate $190.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short term borrowings as we have done from time to time in the past.

The ABS notes outstanding at December 31, 2021 totaled $2.3 billion in Class A principal amount and were supported by a collateral pool of approximately $3.6 billion representing 1,152 property locations operated by 211 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the year ended December 31, 2021, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $137 million on cash collections of $270 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 2.0 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

The aggregate outstanding principal amount of our secured mortgage notes payable was $2.5 billion as of December 31, 2021 and the scheduled maturities, including balloon payments, and scheduled interest payments on our aggregate secured mortgage notes payable are as follows (in thousands):

	STORE Master Funding
	Non-recourse Net-lease Mortgage Notes			Other Non-recourse Mortgage Notes			Total Non-recourse Mortgage Debt
	Principal	Balloons (1)	Interest	Principal	Balloons	Interest	Principal	Balloons	Interest
2022	$20,279	$-	$87,013	$4,155	$34,114	$8,208	$24,434	$34,114	$95,221
2023	20,571	-	86,198	2,994	22,182	6,372	23,565	22,182	92,570
2024	19,852	318,585	79,685	2,479	8,329	5,273	22,331	326,914	84,958
2025	17,482	256,612	63,301	2,555	-	4,997	20,037	256,612	68,298
2026	16,005	279,014	57,297	1,921	53,128	3,807	17,926	332,142	61,104
Thereafter	28,844	1,295,278	184,570	11,364	36,044	8,519	40,208	1,331,322	193,089
Total	$123,033	$2,149,489	$558,064	$25,468	$153,797	$37,176	$148,501	$2,303,286	$595,240

________________________________________

(1)	Debt is prepayable, without penalty, 24 or 36 months prior to scheduled maturity.

Debt Summary

As of December 31, 2021, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $4.3 billion, a weighted average maturity of 6.8 years and a weighted average interest rate of 3.9%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2021:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,273	$3,563	$—	$3,563
Other mortgage notes payable	179	327	—	327
Total non-recourse debt	2,452	3,890	—	3,890
Unsecured notes and term loans payable	1,800	—	—	—
Unsecured credit facility	130	—	—	—
Total unsecured debt (including revolving credit facility)	1,930	—	—	—
Unencumbered real estate assets	—	5,521	1,338	6,859
Total debt	$4,382	$9,411	$1,338	$10,749

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

The following tables outline the common stock issuances under our 2020 ATM Program (in millions except share and per share information):

	Year Ended December 31, 2021
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2020 ATM Program	7,322,471	$33.84	$247.8	$(3.7)	$(0.4)	$243.7

	Inception of Program Through December 31, 2021
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2020 ATM Program	10,841,531	$33.28	$360.8	$(5.4)	$(0.6)	$354.8

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2021 increased by $151.8 million over 2020, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income, as well as the impact of the higher level of rent deferral arrangements granted to tenants in 2020 versus 2021. Our investments in real estate, loans and financing receivables during 2021 were $434.4 million more than 2020. We intentionally reduced our investment activity in early 2020 due to the volatility in the capital markets stemming from the COVID-19 pandemic. During 2021, our investment activity was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of stock, proceeds from the issuance of long-term debt in June and November of 2021 and borrowings on our revolving credit facility. Investment activity during 2020 was primarily funded with a combination of cash from operations, proceeds from the issuance of stock, proceeds from the issuance of long-term debt and proceeds from the sale of real estate properties. Net cash provided by financing activities was lower during 2021 as compared to 2020. Financing activities in 2021 include the proceeds from the issuance of the Series 2021-1 notes under our Master Funding debt program and the completion of our fourth public issuance of senior unsecured notes offset by the repayment of our last $100 million bank term loan and three tranches of Master Funding notes in May, July and November of 2021; the increased level of long-term debt issuance activities in 2021 were more than offset by higher stock issuance activities in 2020. We paid dividends to our stockholders totaling $398.0 million and $353.2 million during 2021 and 2020, respectively; we increased our quarterly dividend in the third quarter of 2021 by 6.9% to an annualized $1.54 per common share.

	Year Ended December 31,		Increase
(In thousands)	2021	2020	(Decrease)
Net cash provided by operating activities	$583,373	$431,586	$151,787
Net cash used in investing activities	(1,129,819)	(811,857)	(317,962)
Net cash provided by financing activities	439,919	445,466	(5,547)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(106,527)	$65,195	$(171,722)

As of December 31, 2021, we had liquidity of $64.0 million on our balance sheet. Management believes that our current cash balance, the $470.0 million of immediate borrowing capacity available on our unsecured revolving credit facility, the cash generated by our operations as well as the $1.0 billion of liquidity available to us under the accordion feature of our recently amended credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2021 consolidated financial statements.

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

Impairment

We review our real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Such events or changes in circumstances may include an expectation to sell certain assets in accordance with our long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, capitalization and discount rates, terminal value, tenant improvements, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. If an asset is determined to be impaired, the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Results of Operations

Overview

As of December 31, 2021, our real estate investment portfolio had grown to approximately $10.7 billion, consisting of investments in 2,866 property locations in 49 states, operated by more than 550 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended
	December 31,		Increase
(In thousands)	2021	2020	(Decrease)
Total revenues	$782,664	$694,268	$88,396
Expenses:
Interest	170,974	169,706	1,268
Property costs	18,244	22,025	(3,781)
General and administrative	84,097	49,685	34,412
Depreciation and amortization	265,813	242,925	22,888
Provisions for impairment	24,979	23,003	1,976
Total expenses	564,107	507,344	56,763
Other income:
Net gain on dispositions of real estate	46,655	22,774	23,881
Income from non-real estate, equity method investment	3,949	3,500	449
Income before income taxes	269,161	213,198	55,963
Income tax expense	813	584	229
Net income	$268,348	$212,614	$55,734

Revenues

The increase in revenues year over year was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $9.6 billion in gross investment amount representing 2,634 properties at the end of 2020 to approximately $10.7 billion in gross investment amount representing 2,866 properties at December 31, 2021. The weighted average real estate investment amounts outstanding during the years were approximately $10.0 billion in 2021 and $9.2 billion in 2020. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between years is related to recognizing a full year of revenue in 2021 on acquisitions that were made during 2020. Similarly, the full revenue impact of acquisitions made during 2021 will not be seen until 2022. A smaller component of the increase in revenues between years is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. Additionally, during 2021, primarily in connection with the sale of certain properties, we collected $1.8 million in lease termination fee income, which is included in other income. Similarly, other income in 2020 includes $0.6 million of lease termination fee income associated with property sales and $2.5 million of other lease related income.

As previously noted, we worked directly with certain of our tenants during the COVID-19 pandemic to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements, which allowed tenants that were highly and adversely impacted by the COVID-19 pandemic to defer the payment of their rent on a short-term basis. As restrictions have been lifted and impacted tenants have increased their business activities, our monthly rent and interest collections have increased and deferrals have significantly decreased. During the years ended December 31, 2021 and 2020, we recognized net revenue aggregating approximately $8.3 million and $57.1 million, respectively, related to deferral arrangements. We collected $33.4 million and $9.9 million of deferred revenue-related receivables during the years ended December 31, 2021 and 2020, respectively. As a result of the rent collections we received during 2021 on our rent deferral arrangements, part of the revenue increase between years is due to release of collection reserves in 2021 versus the establishment of reserves in 2020. We expect that the majority of our remaining receivables related to these rent deferral arrangements will be collected before the end of 2022.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. Due to the market disruption occurring as a result of the COVID-19 pandemic, the weighted average lease rate attained on our new investments during 2020 was 8.1% as compared to 7.5% during 2021. We are seeing some capitalization rate compression across the industry and we currently estimate that the weighted average lease rates we are able to attain may continue to compress as we move into 2022.

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

The following table summarizes our interest expense.

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Interest expense - credit facility	$607	$4,419
Interest expense - credit facility fees	1,217	1,220
Interest expense - long-term debt (secured and unsecured)	159,853	155,991
Capitalized interest	(823)	(751)
Amortization of deferred financing costs and other	10,120	8,827
Total interest expense	$170,974	$169,706
Credit facility:
Average debt outstanding	$56,101	$250,342
Average interest rate during the period (excluding facility fees)	1.1%	1.8%
Long-term debt (secured and unsecured):
Average debt outstanding	$3,873,226	$3,639,735
Average interest rate during the period	4.1%	4.3%

The increase in average outstanding long-term debt was the primary driver for the increase in interest expense on long-term debt. Long-term debt added during 2021 primarily consisted of $515.0 million of STORE Master Funding Series 2021-1 notes, which bear a weighted average interest rate of 2.80%, issued in late June 2021 and $375 million of 2.70% senior unsecured notes issued in November 2021. Long-term debt repaid in full, without penalties, during 2021 included our remaining $100 million bank term loan, $86.7 million of STORE Master Funding Series 2013-1 Class A-2 notes in May 2021; $83.3 million of Series 2013-2, Class A-2 notes in July 2021, and $85.9 million of STORE Master Funding

Series 2013-3 Class A-2 notes in November 2021. The three series of STORE Master Funding notes that were repaid were scheduled to mature in 2023 and bore a weighted average interest rate of 5.06%. As a result of STORE Master Funding debt prepayments in both 2021 and 2020, we recognized $1.7 million and $0.4 million, respectively, in accelerated amortization of deferred financing costs. As of December 31, 2021, we had $4.3 billion of long-term debt outstanding with a weighted average interest rate of 3.9%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility decreased from 2020 when we had the full amount outstanding on the revolver during a large portion of the year. In June 2021, we amended our revolving credit agreement which included a reduction of 15 basis points on the LIBOR-based borrowings made on the facility. As of December 31, 2021, we had $130.0 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2021, we owned 15 properties that were vacant and not subject to a lease and the lease contracts related to just 15 properties we own are due to expire during 2022. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. Property costs were higher in 2020 as compared to 2021 primarily as a result of a higher amount of property tax accruals made during the COVID-19 pandemic for tenants not expected to pay those obligations.

As of December 31, 2021, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Year Ended December 31,
	2021	2020
Property-level operating costs (a)	$11,820	$16,640
Ground lease-related intangibles amortization expense	469	469
Operating ground lease payments made by STORE Capital	427	263
Operating ground lease payments made by STORE Capital tenants	2,651	2,097
Operating ground lease straight-line rent expense	237	48
Property taxes payable from tenant impounds	2,640	2,508
Total property costs	$18,244	$22,025
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $84.1 million in 2021 as compared to $49.7 million in 2020. Expenses for 2021 included approximately $6.9 million of severance costs related to the departure of our former Executive Chairman and approximately $890,000 of transition costs related to the appointment of our Chief Financial Officer; during 2020, expenses included $2.0 million of executive severance costs. Expenses also included amounts related to staff additions; our employee base grew from 106 employees at December 31, 2020 to 117 employees as of December 31, 2021.

General and administrative expenses for 2020 were less than expected due to the reversal, in the first quarter at the onset of the COVID-19 pandemic, of $6.7 million of previously recognized stock-based compensation expense. The reversal derecognized all prior period expense recorded for certain performance-based restricted stock unit awards (RSUs) granted in 2018 and 2019 that were not expected to vest as the achievement of the performance metrics related to the compound annual growth rate of AFFO per share was deemed not probable at that point in time and previously recognized expense was required to be reversed or derecognized.

General and administrative expenses for 2021 included a cumulative catch-up adjustment of $10.1 million of noncash stock-based compensation expense recognized in the first quarter related to 1) the reinstatement of expense derecognized in the first quarter of 2020, plus 2) the expense related to 2020 and the first quarter of 2021 as a portion of the related performance-based RSUs granted in 2018 and 2019 were now expected to vest. In addition, during the fourth quarter of 2021, we recognized $3.2 million of accelerated amortization of certain stock-based compensation awards associated with executive severance and retirement arrangements.

Excluding noncash, stock-based compensation expense and executive severance and transition costs from both periods, general and administrative expenses was 0.44% of average portfolio investment assets in 2021 as compared to 0.47% in 2020. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $242.9 million in 2020 to $265.8 million in 2021.

Provisions for Impairment

During 2021, we recognized provisions for impairment aggregating $25.0 million; of this amount, $21.8 million represented provisions for the impairment of real estate and $3.2 million represented provisions for credit losses related to our loans and financing receivables. During 2020, we recognized an aggregate $23.0 million of provisions for impairment, consisting of $22.0 million of impairments of real estate and $1.0 million of provisions for credit losses.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During 2021, we recognized a $46.7 million aggregate net gain on the sale of 103 properties. In comparison, during 2020, we recognized a $22.8 million aggregate net gain on the sale of 77 properties. The net proceeds from the dispositions of real estate during 2021 aggregated $356 million as compared to an aggregate original investment amount of $369 million. For properties sold during 2020, net proceeds aggregated $215 million as compared to an aggregate original investment amount of $236 million. As noted earlier, during 2021 and 2020, we also collected $1.8 million and $0.6 million, respectively, of early lease termination payments in connection with certain property sales.

Net Income

For the year ended December 31, 2021, our net income was $268.3 million reflecting an increase from $212.6 million in 2020. The change in net income is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and an increased net gain on dispositions of real estate offset by increases in general and administrative and depreciation and amortization expenses as noted above.

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

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain revenues and expenses that have no impact on our long-term operating performance, such as straight-line rents, amortization of deferred financing costs and stock-based compensation. In addition, in deriving AFFO, we exclude certain other costs not related to our ongoing operations, such as the amortization of lease-related intangibles and executive severance and transition costs.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains (or losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional revenues and expenses such as straight-line rents, including construction period rent deferrals, and the amortization of deferred financing costs, stock-based compensation, lease-related intangibles and executive severance and transition costs, as such items have no impact on long-term operating performance. As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income. STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net Income	$268,348	$212,614	$284,975
Depreciation and amortization of real estate assets	265,561	242,636	221,665
Provision for impairment of real estate	21,800	21,978	18,751
Net gain on dispositions of real estate	(46,655)	(22,774)	(84,142)
Funds from Operations (a)	509,054	454,454	441,249
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(8,432)	(8,087)	(6,021)
Construction period rent deferrals	3,635	1,940	1,604
Amortization of:
Equity-based compensation (b)	32,228	4,665	11,703
Deferred financing costs and other (c)	10,120	8,827	9,689
Lease-related intangibles and costs	3,037	3,034	2,856
Provision for loan losses	3,179	1,025	—
Lease termination fees	(1,785)	(602)	(4,096)
Capitalized interest	(822)	(751)	(1,600)
Executive severance and transition costs (d)	7,780	1,980	1,956
Income from non-real estate, equity method investment	(3,949)	(3,500)	—
Loss on defeasance/extinguishment of debt	—	—	735
Adjusted Funds from Operations (a)	$554,045	$462,985	$458,075

(a)	FFO and AFFO for the years ended December 31, 2021 and 2020, include approximately $8.3 million and $57.1 million, respectively, of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic. We account for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the consolidated balance sheet. For the years ended December 31, 2021 and 2020, FFO and AFFO exclude $33.4 million and $9.9 million, respectively, collected under these short-term deferral arrangements.
(b)	For the year ended December 31, 2021, includes $3.2 million of accelerated amortization of certain stock-based compensation awards associated with executive severance and retirement arrangements.
(c)	For the years ended December 31, 2021, 2020 and 2019, includes $1.7 million, $0.4 million and $1.1 million, respectively, of accelerated amortization of deferred financing costs primarily related to the prepayment of debt.
(d)	For the year ended December 31, 2021, includes approximately $6.9 million of cash severance costs related to the departure of our former Executive Chairman and approximately $890,000 of cash transition costs (primarily comprised of an inducement bonus, relocation expenses and search firm expenses) related the appointment of our Chief Financial Officer.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At December 31, 2021, all our long-term debt carried a fixed interest rate and the weighted average debt maturity was approximately 6.8 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although all our long-term debt carries a fixed rate, we often temporarily fund our property acquisitions with our revolving credit facility, which carries a variable rate. During the year ended December 31, 2021, we had average daily outstanding borrowings of $56.1 million on our variable-rate credit facility, which bears interest based on one-month LIBOR, plus a credit spread of 0.85% based on our current credit rating.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates, the estimated market risk exposure for our variable-rate debt was approximately $561,000, or less than 0.1% of net cash provided by operating activities, for the year ended December 31, 2021. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

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

At December 31, 2021, the Company’s $600 million unsecured revolving credit facility, which matures in June 2025, is its only contract indexed to LIBOR; as a result, during the recent amendment of this credit facility, alternative reference rate transition language was added to the credit agreement in anticipation of the LIBOR transition. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

As described in Notes 2 and 3 to the financial statements, the Company recorded $1.3 billion in acquisitions to real estate during 2021. Auditing the Company’s accounting for the 2021 acquisitions was complex and required specialized skills and knowledge due to the estimation involved in the allocation of the purchase price to the assets acquired, including land, buildings, improvements and intangible lease assets. The Company utilized multiple sources to estimate such values including third party appraisers and other data such as market rents and comparables.

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

Real estate impairment
Description of the Matter

The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As more fully described in Note 2 to the financial statements, during 2021, the Company recorded impairment losses on certain real estate assets. Based on the factors impacting a property’s value, such as vacancy, undiscounted cash flows from the lease, and market trends as well as hold versus sale scenarios, the Company evaluated certain properties for recoverability and determined that specific assets were impaired. As a result, the Company recognized $21.8 million in impairment losses, which represented the amount by which the carrying values exceeded the estimated fair values of these assets.

How We Addressed the Matter in Our Audit

Auditing the Company's identification and measurement of impairment was complex as estimates underlying the determination of recoverability and fair value involved a high degree of subjectivity. Significant assumptions used in the Company’s undiscounted cash flow analyses and fair value estimates were market comparable values, bona fide purchase offers on the properties, market rents, tenant improvements and terminal values.

We obtained an understanding and tested the design and operating effectiveness of controls over the Company’s processes to identify indicators of impairment and measure the fair value of the real estate assets that were impaired. Our audit procedures also included, among others, evaluating the significant assumptions used to estimate the undiscounted cash flows, including market rents and comparables, tenant conditions and hold or sell strategies. We tested undiscounted cash flow analyses and fair value measurement through review of market transactions, purchase agreements, market rents, tenant improvements and capitalization rates. We also involved a valuation specialist to assist in our evaluation of certain assumptions, such as market rents, capitalization rates or comparable market property values without an active purchase agreement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Phoenix, Arizona

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of STORE Capital Corporation

Opinion on Internal Control Over Financial Reporting

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STORE Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

February 24, 2022

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Investments:
Real estate investments:
Land and improvements	$3,133,402	$2,807,153
Buildings and improvements	6,802,918	6,059,513
Intangible lease assets	54,971	61,634
Total real estate investments	9,991,291	8,928,300
Less accumulated depreciation and amortization	(1,159,292)	(939,591)
	8,831,999	7,988,709
Real estate investments held for sale, net	25,154	22,304
Operating ground lease assets	33,318	34,683
Loans and financing receivables, net	697,269	650,321
Net investments	9,587,740	8,696,017
Cash and cash equivalents	64,269	166,381
Other assets, net	121,073	141,942
Total assets	$9,773,082	$9,004,340

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$130,000	$—
Unsecured notes and term loans payable, net	1,782,813	1,509,612
Non-recourse debt obligations of consolidated special purpose entities, net	2,425,708	2,212,634
Dividends payable	105,415	95,801
Operating lease liabilities	37,637	39,317
Accrued expenses, deferred revenue and other liabilities	147,380	131,198
Total liabilities	4,628,953	3,988,562
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 273,806,225 and 266,112,676 shares issued and outstanding, respectively	2,738	2,661
Capital in excess of par value	5,745,692	5,475,889
Distributions in excess of retained earnings	(602,137)	(459,977)
Accumulated other comprehensive loss	(2,164)	(2,795)
Total stockholders’ equity	5,144,129	5,015,778
Total liabilities and stockholders’ equity	$9,773,082	$9,004,340

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental revenues	$729,061	$644,498	$625,415
Interest income on loans and financing receivables	50,821	45,288	33,826
Other income	2,782	4,482	6,473
Total revenues	782,664	694,268	665,714
Expenses:
Interest	170,974	169,706	158,381
Property costs	18,244	22,025	10,793
General and administrative	84,097	49,685	54,274
Depreciation and amortization	265,813	242,925	221,975
Provisions for impairment	24,979	23,003	18,751
Total expenses	564,107	507,344	464,174
Other income:
Net gain on dispositions of real estate	46,655	22,774	84,142
Income from non-real estate, equity method investment	3,949	3,500	—
Income before income taxes	269,161	213,198	285,682
Income tax expense	813	584	707
Net income	$268,348	$212,614	$284,975

Net income per share of common stock—basic and diluted	$0.99	$0.84	$1.24
Weighted average common shares outstanding:
Basic	270,105,269	252,534,580	229,734,497
Diluted	270,105,269	252,651,040	230,289,541

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$268,348	$212,614	$284,975
Other comprehensive income (loss):
Unrealized losses on cash flow hedges	(3)	(1,437)	(1,142)
Cash flow hedge losses (gains) reclassified to interest expense	634	978	(1,053)
Total other comprehensive income (loss)	631	(459)	(2,195)
Total comprehensive income	$268,979	$212,155	$282,780

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	221,071,838	$2,211	$4,129,082	$(267,651)	$(141)	$3,863,501
Net income	—	—	—	284,975	—	284,975
Other comprehensive loss	—	—	—	—	(2,195)	(2,195)
Issuance of common stock, net of costs of $9,422	18,474,875	185	650,336	—	—	650,521
Equity-based compensation	443,330	4	11,698	27	—	11,729
Shares repurchased under stock compensation plan	(167,143)	(2)	(3,184)	(1,846)	—	(5,032)
Common dividends declared ($1.36 per common share) and dividend equivalents on restricted stock units	—	—	—	(318,114)	—	(318,114)
Balance at December 31, 2019	239,822,900	2,398	4,787,932	(302,609)	(2,336)	4,485,385
Adoption of ASC Topic 326, cumulative adjustment				(2,465)		(2,465)
Net income	—	—	—	212,614	—	212,614
Other comprehensive loss	—	—	—	—	(459)	(459)
Issuance of common stock, net of costs of $9,558	25,696,396	257	686,129	—	—	686,386
Equity-based compensation	732,511	6	4,659	5	—	4,670
Shares repurchased under stock compensation plan	(139,131)	—	(2,831)	(2,366)	—	(5,197)
Common dividends declared ($1.42 per common share) and dividend equivalents on restricted stock units	—	—	—	(365,156)	—	(365,156)
Balance at December 31, 2020	266,112,676	2,661	5,475,889	(459,977)	(2,795)	5,015,778
Net income	—	—	—	268,348	—	268,348
Other comprehensive income	—	—	—	—	631	631
Issuance of common stock, net of costs of $4,109	7,322,471	73	243,598	—	—	243,671
Equity-based compensation	659,210	7	32,223	172	—	32,402
Shares repurchased under stock compensation plan	(288,132)	(3)	(6,018)	(3,488)	—	(9,509)
Common dividends declared ($1.49 per common share) and dividend equivalents on restricted stock units	—	—	—	(407,192)	—	(407,192)
Balance at December 31, 2021	273,806,225	$2,738	$5,745,692	$(602,137)	$(2,164)	$5,144,129

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$268,348	$212,614	$284,975
Adjustments to net income:
Depreciation and amortization	265,813	242,925	221,975
Amortization of deferred financing costs and other noncash interest expense	10,120	8,827	9,689
Amortization of equity-based compensation	32,228	4,665	11,703
Provisions for impairment	24,979	23,003	18,751
Net gain on dispositions of real estate	(46,655)	(22,774)	(84,142)
Income from non-real estate, equity method investment	(3,949)	(3,500)	—
Distributions received from equity method investment	120	—	—
Gain on defeasance/extinguishment of debt	—	—	735
Noncash revenue and other	(9,907)	(53,139)	(1,865)
Payments made in settlement of cash flow hedges	—	—	(6,735)
Changes in operating assets and liabilities:
Other assets	32,459	(6,837)	(5,608)
Accrued expenses, deferred revenue and other liabilities	9,817	25,802	8,856
Net cash provided by operating activities	583,373	431,586	458,334
Investing activities
Acquisition of and additions to real estate	(1,379,902)	(917,038)	(1,451,269)
Investment in loans and financing receivables	(125,049)	(153,545)	(253,552)
Collections of principal on loans and financing receivables	19,160	46,618	16,377
Proceeds from dispositions of real estate	355,972	212,108	438,631
Net cash used in investing activities	(1,129,819)	(811,857)	(1,249,813)
Financing activities
Borrowings under credit facility	665,000	600,000	822,100
Repayments under credit facility	(535,000)	(600,000)	(957,100)
Borrowings under unsecured notes and term loans payable	374,539	348,453	347,410
Repayments under unsecured notes and term loans payable	(100,000)	(100,000)	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	514,785	—	549,596
Repayments under non-recourse debt obligations of consolidated special purpose entities	(301,078)	(127,659)	(228,252)
Financing costs paid	(14,433)	(3,330)	(12,206)
Proceeds from the issuance of common stock	247,780	695,944	659,943
Stock issuance costs paid	(4,162)	(9,540)	(9,459)
Shares repurchased under stock compensation plans	(9,507)	(5,198)	(5,032)
Dividends paid	(398,005)	(353,204)	(307,157)
Net cash provided by financing activities	439,919	445,466	859,843
Net (decrease) increase in cash, cash equivalents and restricted cash	(106,527)	65,195	68,364
Cash, cash equivalents and restricted cash, beginning of period	176,576	111,381	43,017
Cash, cash equivalents and restricted cash, end of period	$70,049	$176,576	$111,381

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$64,269	$166,381	$99,753
Restricted cash included in other assets	5,780	10,195	11,628
Total cash, cash equivalents and restricted cash	$70,049	$176,576	$111,381

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$25,077	$22,087	$17,464
Seller financing provided to purchaser of real estate sold	—	3,176	9,000
Acquisition of real estate assets from borrowers under loans and financing receivables	42,782	30,585	13,574
Non-recourse debt obligation assumed in conjunction with acquisition of property	—	6,215	—
Accrued financing and stock issuance costs	79	138	80
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$159,805	$160,091	$142,933
Cash paid during the period for income and franchise taxes	2,441	2,366	2,362

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2021

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2021 and 2020, these special purpose entities held assets totaling $8.5 billion and $7.7 billion, respectively, and had third-party liabilities totaling $2.6 billion and $2.3 billion, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

●	Real Estate Investments – investments are generally made through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them through long-term leases which are generally classified as operating leases; the operators become the Company’s long-term tenants (its customers). Certain of the lease contracts that are associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which results in the transaction being accounted for as a financing arrangement due to the adoption of ASC Topic 842 rather than as an investment in real estate subject to an operating lease.
●	Mortgage Loans Receivable – investments are made by issuing mortgage loans to the owner-operators of the real estate that serve as the collateral for the loans and the operators become long-term borrowers and customers of the Company. On occasion, the Company may also make other types of loans to its customers, such as equipment loans.
●	Hybrid Real Estate Investments – investments are made through modified sale-leaseback transactions, where the Company acquires land from the owner-operators, leases the land back through long-term leases and simultaneously issues mortgage loans to the operators secured by the buildings and improvements on the land. Prior to 2019, these hybrid real estate investment transactions were generally accounted for as direct financing leases. Subsequent to the adoption of ASC Topic 842, new or modified hybrid real estate investment transactions are generally accounted for as operating leases of the land and mortgage loans on the buildings and improvements.

Impact of the COVID-19 Pandemic

Since the beginning of the novel coronavirus (COVID-19) pandemic in early 2020, the Company has provided to certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts. For the years ended December 31, 2021 and 2020, the Company recognized $8.3 million and $57.1 million of net revenue associated with these deferral arrangements with a corresponding increase in receivables that are included in other assets, net on the consolidated balance sheet. During the years ended December 31, 2021 and 2020, the Company collected $33.4 million and $9.9 million of the receivables related to these deferral arrangements.

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, the Company accounts for such an acquisition as a financing arrangement and records the investment in loans and financing receivables on the consolidated balance sheet; should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of December 31, 2021 and 2020, the Company had $39.4 million and $34.6 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 3.5% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales (for most of these leases, the contingent rent payment is for a temporary period); historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Such events or changes in circumstances may include an expectation to sell certain assets in accordance with the Company’s long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, capitalization and discount rates, terminal value, tenant improvements, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. These factors are classified as Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurement below. If an asset is determined to be impaired, the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the year ended December 31, 2021, the Company recognized an aggregate provision for impairment of real estate of $21.8 million. For the assets impaired in 2021, the estimated fair value of the impaired real estate assets at the time of impairment aggregated $78.2 million. The Company recognized aggregate provisions for the impairment of real estate of $22.0 million and $18.8 million during the years ended December 31, 2020 and 2019, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2021 and 2020, the Company had loans receivable with an aggregate outstanding principal balance of $28.8 million and $39.9 million, respectively, on nonaccrual status.

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

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. For the years ended December 31, 2021 and 2020, the Company recognized an estimated $3.2 million and $1.0 million, respectively, of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the consolidated statements of income.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $5.8 million and $10.2 million of restricted cash at December 31, 2021 and 2020, respectively, which are included in other assets, net, on the consolidated balance sheets.

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

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction. As of December 31, 2021, the Company had no derivative instruments in place.

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

The Company’s RSUs granted in 2017 contain a market condition and a service condition and RSUs granted in 2018 through 2021 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche-by-tranche basis ratably over the vesting periods.

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

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$268,348	$212,614	$284,975
Less: earnings attributable to unvested restricted shares	(659)	(776)	(403)
Net income used in basic and diluted income per share	$267,689	$211,838	$284,572
Denominator:
Weighted average common shares outstanding	270,693,243	253,055,331	230,030,535
Less: Weighted average number of shares of unvested restricted stock	(587,974)	(520,751)	(296,038)
Weighted average shares outstanding used in basic income per share	270,105,269	252,534,580	229,734,497
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	116,460	555,044
Weighted average shares outstanding used in diluted income per share	270,105,269	252,651,040	230,289,541
(a)	For the years ended December 31, 2021, 2020 and 2019, excludes 225,424 shares, 127,136 shares and 122,224 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At December 31, 2021, STORE Capital had investments in 2,866 property locations representing 2,811 owned properties (of which 72 are accounted for as financing arrangements and 23 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 31 properties which secure mortgage loans. The gross investment portfolio totaled $10.7 billion at December 31, 2021 and consisted of the gross acquisition cost of the real estate investments totaling $10.0 billion, loans and financing receivables with an aggregate carrying amount of $697.3 million and operating ground lease assets totaling $33.3 million. As of December 31, 2021, approximately 36% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During 2019, 2020 and 2021, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2018	2,255	7,605,070
Acquisition of and additions to real estate (a)(b)(c)	305	1,440,399
Investment in loans and direct financing receivables (d)	48	262,552
Sales of real estate	(95)	(415,736)
Principal collections on loans and direct financing receivables (e)	(9)	(29,952)
Operating ground lease assets, net (f)		24,254
Provisions for impairment		(18,751)
Other (c)		(12,915)
Gross investments, December 31, 2019	2,504	8,854,921
Acquisition of and additions to real estate (a)(g)	203	959,842
Investment in loans and direct financing receivables (d)	11	156,721
Sales of real estate	(72)	(222,556)
Principal collections on loans and direct financing receivables (e)	(12)	(80,521)
Net change in operating ground lease assets (f)		10,429
Provisions for impairment		(23,003)
Adoption of expected credit loss standard (ASC Topic 326)		(2,465)
Other		(13,602)
Gross investments, December 31, 2020	2,634	9,639,766
Acquisition of and additions to real estate (a)(e)(h)	307	1,427,278
Investment in loans and direct financing receivables (e)	29	125,049
Sales of real estate	(103)	(339,658)
Principal collections on loans and direct financing receivables (e)	(1)	(61,942)
Net change in operating ground lease assets (f)		(1,365)
Provisions for impairment		(24,979)
Other		(15,212)
Gross investments, December 31, 2021 (i)		10,748,937
Less accumulated depreciation and amortization (i)		(1,161,197)
Net investments, December 31, 2021	2,866	$9,587,740
(a)	Includes $1.6 million during 2019, $0.8 million during 2020 and $0.8 million during 2021 of interest capitalized to properties under construction.
(b)	Excludes $36.5 million of tenant improvement advances disbursed in 2019 which were accrued as of December 31, 2018.
(c)	During the year ended December 31, 2019, the Company completed a $21.2 million substitution transaction in which ten properties the Company owned and leased to a single tenant were substituted for ten other properties the tenant previously owned and are now leased to that same tenant; the Company recognized a $3.9 million non-cash gain on this transaction which is included in net gain on dispositions of real estate in the consolidated statement of income.
(d)	For the years ended December 31, 2019 and 2020 includes $9.0 million and $3.2 million, respectively, related to mortgage loans made to the purchasers of a real estate properties sold.

(e)	For the years ended December 31, 2019, 2020, and 2021 includes $13.6 million, $30.6 million, and $42.8 million, respectively of non-cash principal collection transactions in which the Company acquired the underlying collateral property (buildings and improvements) and leased them back to the borrowers.
(f)	During the year ended December 31, 2019, includes $20.0 million of operating ground lease (or right-of-use) assets recognized upon initial adoption of ASC Topic 842 and $4.3 million of activity (new operating ground lease assets recognized net of amortization); during the year ended December 31, 2020, includes new operating ground lease assets recognized net of amortization and during the year ended December 31, 2021, represents amortization.
(g)	Excludes $16.9 million of tenant improvement advances disbursed in 2020 which were accrued as of December 31, 2019.
(h)	Excludes $21.2 million of tenant improvement advances disbursed in 2021 which were accrued as of December 31, 2020.
(i)	Includes the dollar amount of investments ($27.1 million) and the accumulated depreciation and amortization ($1.9 million) related to real estate investments held for sale at December 31, 2021.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental revenues:
Operating leases (a)(c)	$728,477	$644,733	$625,477
Sublease income - operating ground leases (b)	2,809	2,096	2,227
Amortization of lease related intangibles and costs	(2,225)	(2,331)	(2,289)
Total rental revenues	$729,061	$644,498	$625,415

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$24,959	$18,097	$13,866
Sale-leaseback transactions accounted for as financing arrangements	17,883	15,376	5,785
Direct financing receivables	7,979	11,815	14,175
Total interest income on loans and financing receivables	$50,821	$45,288	$33,826
(a)	For the years ended December 31, 2021, 2020 and 2019, includes $2.6 million, $2.5 million and $2.6 million, respectively, of property tax tenant reimbursement revenue and includes variable lease revenue of $11.2 million, $4.0 million and $123,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the years ended December 31, 2021 and 2020, includes $8.3 million and $57.1 million, respectively, of revenue that has been recognized related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the consolidated balance sheet.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 556 customers geographically dispersed throughout 49 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2021. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at December 31, 2021, with the largest customer representing 2.9% of the total investment portfolio. On an annualized basis, as of December 31, 2021, the largest customer represented 3.0% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 855 concepts; the largest of these concepts represented 2.2% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of December 31, 2021 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	745	$1,289,432	12%
Early childhood education centers	267	630,758	6
Metal fabrication	109	612,591	6
Automotive repair and maintenance	223	570,851	5
Health clubs	90	539,279	5
Furniture stores	59	403,899	4
Farm and ranch supply stores	41	377,293	3
All other service industries	994	3,834,493	36
All other retail industries	140	1,046,502	10
All other manufacturing industries	198	1,443,839	13
Total	2,866	$10,748,937	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at December 31, 2021 was approximately 13.4 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2021, 15 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2021 are as follows (in thousands):

2022	$806,925
2023	806,159
2024	797,889
2025	794,250
2026	787,264
Thereafter	6,808,984
Total future minimum rentals (a)	$10,801,471
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2021	2020
In-place leases	$35,522	$37,440
Ground lease-related intangibles	19,449	19,449
Above-market leases	—	4,745
Total intangible lease assets	54,971	61,634
Accumulated amortization	(25,285)	(27,935)
Net intangible lease assets	$29,686	$33,699

Aggregate lease intangible amortization included in expense was $3.5 million, $4.3 million and $5.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.2 million, $1.0 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Based on the balance of the intangible assets as of December 31, 2021, the aggregate amortization expense is expected to be $3.2 million in 2022, $2.8 million in 2023, $2.3 million in 2024, $1.8 million in 2025 and $1.7 million in 2026. The weighted average remaining amortization period is approximately seven years for the in-place lease intangibles, and approximately 42 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of December 31, 2021, STORE Capital had operating ground lease assets aggregating $33.3 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $3.3 million, $2.4 million, and $2.3 million during the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021, 2020, and 2019 the Company also recognized in rental revenues $2.8 million, $2.1 million, and $2.2 million, respectively, of sublease revenue associated with its operating ground leases. The Company’s ground leases have remaining terms ranging from one year to 90 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 22 years at December 31, 2021. The weighted average discount rate used in calculating the operating lease liabilities was 5.7%.

The future minimum lease payments to be paid under the operating ground leases as of December 31, 2021 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2022	$401	$2,607	$3,008
2023	4,149	2,629	6,778
2024	55	2,711	2,766
2025	57	2,395	2,452
2026	57	2,232	2,289
Thereafter	3,071	44,509	47,580
Total lease payments	7,790	57,083	64,873
Less imputed interest	(2,922)	(28,293)	(31,215)
Total operating lease liabilities - ground leases	$4,868	$28,790	$33,658
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $57.1 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	December 31,
Type	Rate (a)	Date	2021	2020
Six mortgage loans receivable	7.95%	2022 - 2026	$114,911	$101,793
Four mortgage loans receivable	8.62%	2032 - 2037	14,444	14,673
Fifteen mortgage loans receivable (b)	8.60%	2051 - 2060	216,547	185,525
Total mortgage loans receivable			345,902	301,991
Equipment and other loans receivable	7.89%	2022 - 2029	25,409	31,636
Total principal amount outstanding—loans receivable			371,311	333,627
Unamortized loan origination costs			1,046	1,206
Sale-leaseback transactions accounted for as financing arrangements (c)	7.71%	2034 - 2043	255,483	204,469
Direct financing receivables			78,637	117,047
Allowance for credit and loan losses (d)			(9,208)	(6,028)
Total loans and financing receivables			$697,269	$650,321
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2041.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020, and $4.2 million of credit losses recognized since the adoption of ASC Topic 326.

Loans Receivable

At December 31, 2021, the Company held 44 loans receivable with an aggregate carrying amount of $364.8 million. Twenty-five of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 12 of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2027) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2022	$3,135	$30,680	$33,815
2023	3,290	81,631	84,921
2024	2,157	—	2,157
2025	2,042	510	2,552
2026	2,061	20,371	22,432
Thereafter	174,588	50,846	225,434
Total principal payments	$187,273	$184,038	$371,311

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of December 31, 2021 and 2020, the Company had $255.5 million and $204.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of December 31, 2021, were as follows (in thousands):

2022	$19,939
2023	20,016
2024	20,150
2025	20,291
2026	20,384
Thereafter	259,114
Total future scheduled payments	$359,894

Direct Financing Receivables

As of December 31, 2021 and 2020, the Company had $78.6 million and $117.0 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	2021	2020
Minimum lease payments receivable	$159,371	$242,694
Estimated residual value of leased assets	8,938	14,800
Unearned income	(89,672)	(140,447)
Net investment	$78,637	$117,047

As of December 31, 2021, the future minimum lease payments to be received under the direct financing lease receivables are expected to average approximately $8.0 million for each of the next five years and $111.7 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of December 31, 2021, $102.4 million of loans and financing receivables were categorized as investment grade and $603.0 million were categorized as non-investment grade. During the year ended December 31, 2021, there were $3.2 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of December 31, 2021, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2021, $2.5 million in 2020, $55.5 million in 2019, none in 2018 and 2017 and $44.4 million prior to 2017. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $64.6 million in 2021, $174.4 million in 2020, $176.9 million in 2019, $25.4 million in 2018, $50.9 million in 2017 and $110.8 million prior to 2017.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. In June 2021, the Company amended the credit facility; the amended facility has immediate availability of $600 million and an accordion feature of $1.0 billion, which allows the size of the facility to be increased up to $1.6 billion. The facility matures in June 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.0625% extension fee. At December 31, 2021, the Company had $130.0 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $6.8 billion at December 31, 2021.

The facility is recourse to the Company and, as of December 31, 2021, the Company was in compliance with the covenants under the facility.

At December 31, 2021 and 2020, unamortized financing costs related to the Company’s credit facility totaled $3.7 million and $1.1 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

The Company has completed four public offerings of ten-year unsecured notes (Public Notes). In March 2018, February 2019 and November 2020, the Company completed public offerings of $350 million each in aggregate principal amount. In November 2021, the Company completed a public offering of $375 million in aggregate principal amount. The Public Notes have coupon rates of 4.50%, 4.625%, 2.75%, and 2.70%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes, May and November of each year for the 2020 Public Notes, and June and December of each year for the 2021 Public Notes. The notes were issued at 99.515%, 99.260%, 99.558%, and 99.877%, respectively, of their principal amounts.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of December 31, 2021, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2021, the Company was in compliance with its covenants under the NPAs.

In April 2016, the Company entered into a $100 million floating-rate, unsecured five-year term loan. The Company repaid the term loan at maturity in April 2021 and the related swap agreements expired.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	December 31,
	Date	Rate	2021	2020
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	—
Total notes payable			1,800,000	1,425,000
Term Loans:
Term Loan issued April 2016			—	100,000
Total term loans			—	100,000
Unamortized discount			(4,740)	(4,867)
Unamortized deferred financing costs			(12,447)	(10,521)
Total unsecured notes and term loans payable, net			$1,782,813	$1,509,612

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at December 31, 2021.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2021, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.6 billion.

In conjunction with the June 2021 issuance of the STORE Master Funding Series 2021-1 notes, the Company prepaid, without penalty, the Series 2013-1, Class A-2 notes in May 2021 and the Series 2013-2, Class A-2 notes in July 2021; these notes had an aggregate outstanding balance of $170.0 million at the time of prepayment, were scheduled to mature in 2023, and bore interest rates of 4.65% and 5.33%, respectively. In conjunction with the issuance of the November 2021 Public Notes, the Company prepaid, without penalty, the Series 2013-3, Class A-2 notes in November 2021; this note had an aggregate outstanding balance of $86.0 million at the time of prepayment, was scheduled to mature in 2023, and bore an interest rate of 5.21%. At December 31, 2021, the Company recognized $1.7 million of accelerated amortization of deferred financing costs associated with the Series 2013-1, Series 2013-2, and Series 2013-3 debt prepayments.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $326.7 million at December 31, 2021.

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

	Maturity	Interest		December 31,
	Date	Rate		2021	2020
Non-recourse net-lease mortgage notes:
$102,000 Series 2013-1, Class A-2		4.65%		—	87,607
$97,000 Series 2013-2, Class A-2		5.33%		—	84,473
$100,000 Series 2013-3, Class A-2		5.21%		—	87,775
$140,000 Series 2014-1, Class A-2	Apr. 2024 (a)	5.00%		134,692	135,392
$150,000 Series 2018-1, Class A-1	Oct. 2024 (a)	3.96%		142,051	143,552
$50,000 Series 2018-1, Class A-3	Oct. 2024 (a)	4.40%		48,917	49,417
$270,000 Series 2015-1, Class A-2	Apr. 2025 (a)	4.17%		260,999	262,350
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (a)	3.96%		180,190	184,350
$82,000 Series 2019-1, Class A-1	Nov. 2026 (a)	2.82%		78,590	80,172
$46,000 Series 2019-1, Class A-3	Nov. 2026 (a)	3.32%		45,521	45,751
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (a)	4.32%		123,046	125,798
$228,000 Series 2018-1, Class A-2	Oct. 2027 (b)	4.29%		215,918	218,198
$164,000 Series 2018-1, Class A-4	Oct. 2027 (b)	4.74%		160,447	162,087
$168,500 Series 2021-1, Class A-1	Jun. 2028 (a)	2.12%		168,079	—
$89,000 Series 2021-1, Class A-3	Jun. 2028 (a)	2.86%		88,778	—
$168,500 Series 2021-1, Class A-2	Jun. 2033 (b)	2.96%		168,079	—
$89,000 Series 2021-1, Class A-4	Jun. 2033 (b)	3.70%		88,778	—
$244,000 Series 2019-1, Class A-2	Nov. 2034 (b)	3.65%		233,854	238,559
$136,000 Series 2019-1, Class A-4	Nov. 2034 (b)	4.49%		134,583	135,263
Total non-recourse net-lease mortgage notes				2,272,522	2,040,744
Non-recourse mortgage notes:
$16,100 note issued February 2014		4.83%		—	13,539
$13,000 note issued May 2012	May 2022	5.195%		9,961	10,355
$26,000 note issued August 2012	Sept. 2022	5.05%		20,085	20,867
$6,400 note issued November 2012	Dec. 2022	4.707%		4,938	5,133
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,309	9,666
$17,500 note issued August 2013	Sept. 2023	5.46%		14,212	14,695
$10,075 note issued March 2014	Apr. 2024	5.10%		8,808	9,004
$65,000 note issued June 2016	Jul. 2026	4.75%		59,223	60,409
$41,690 note issued March 2019	Mar. 2029	4.80%		41,291	41,690
$6,944 notes issued March 2013	Apr. 2038	4.50	% (c)	5,332	5,549
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,106	6,215
Total non-recourse mortgage notes				179,265	197,122
Unamortized discount				(496)	(386)
Unamortized deferred financing costs				(25,583)	(24,846)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,425,708	$2,212,634
(a)	Prepayable, without penalty, 24 months prior to maturity.
(b)	Prepayable, without penalty, 36 months prior to maturity.
(c)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Long-term Debt Maturity Schedule

As of December 31, 2021, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2022	$24,434	$109,114	$133,548
2023	23,565	22,182	45,747
2024	22,331	426,914	449,245
2025	20,037	256,612	276,649
2026	17,926	532,142	550,068
Thereafter	40,208	2,756,322	2,796,530
	$148,501	$4,103,286	$4,251,787

5. Income Taxes

The Company’s total current income tax expense (benefit) was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Federal income tax	$—	$(4)	$42
State income tax	813	588	665
Total current income tax expense	$813	$584	$707

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2021, 2020 and 2019.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2017 and tax returns filed for 2018 through 2021 remain subject to examination. The Company has a net operating loss carryforward (NOL) for income tax purposes of $1.5 million that was generated during the year ended December 31, 2011 and, therefore, has no impact on income tax expense for the three years ended December 31, 2021. This loss is available to reduce future REIT taxable income until it expires in 2031. At this time, the Company does not believe it is likely it will use the NOL to reduce future taxable income; therefore, any deferred tax asset associated with such NOL has been fully reserved.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2021 and 2020, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2021 and 2020.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2021	2020	2019
Ordinary income dividends	$1.1606	$1.0677	$1.2244
Capital gain dividends	0.0785	0.0180	0.0965
Return of capital	0.2259	0.3243	0.0034
Total	$1.4650	$1.4100	$1.3243

6. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program).

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

	Year Ended December 31, 2021
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2020 ATM Program	7,322,471	$33.84	$247.8	$(3.7)	$(0.4)	$243.7

	Inception of Program Through December 31, 2021
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2020 ATM Program	10,841,531	$33.28	$360.8	$(5.4)	$(0.6)	$354.8

The Company declared dividends payable to common stockholders totaling $405.2 million, $364.0 million, and $316.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

7. Long-Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the 2015 Plan), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. As of December 31, 2021, 3,117,839 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long-Term Incentive Plan (the 2012 Plan) which permits the issuance of up to 1,035,400 shares of common stock. As of December 31, 2021, 252,907 shares remain available for grant under the 2012 Plan.

Both the 2015 and 2012 Plans allow for awards to officers, directors and key employees of the Company in the form of restricted shares of the Company’s common stock and other equity-based awards including performance-based grants.

The following table summarizes the restricted stock award (RSA) activity:

	2021		2020		2019
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	639,554	$23.69	285,238	$27.70	331,001	$24.10
Shares granted	195,278	$34.03	491,009	$22.63	131,158	$32.35
Shares vested	(313,518)	$26.58	(130,642)	$28.15	(162,315)	$24.24
Shares forfeited	(83,890)	$25.09	(6,051)	$30.89	(14,606)	$26.84
Outstanding non-vested shares, end of year	437,424	$25.96	639,554	$23.69	285,238	$27.70
(1)	Grant date fair value

The Company grants RSAs to its officers, directors and key employees. Generally, restricted shares granted to the Company’s employees vest in 25% increments in February or May of each year. The other independent directors receive annual grants that vest at the end of each term served. As permitted, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2015 and 2012 Plans, the

Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight-line basis or the amount vested. The fair value of the RSAs is based on the closing price per share of the Company’s common stock on the date of the grant.

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

	Number of RSUs
	2021	2020	2019
Non-vested and outstanding, beginning of year	1,298,175	1,203,018	1,015,861
RSUs granted	846,896	534,141	628,909
RSUs vested	(468,466)	(376,961)	(284,775)
RSUs forfeited	(338,839)	(62,023)	(156,977)
RSUs not earned	(332,012)	—	—
Non-vested and outstanding, end of year	1,005,754	1,298,175	1,203,018

For the 2021 grants, 75% of the common shares to be earned is based on the Company’s total shareholder return (TSR) measured against a market index and 25% of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. For the 2018 through 2020 grants, one-half of the common shares to be earned is based on the Company’s TSR measured against a market index and one-half of the number of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. For the 2017 grants, one-half of the number of common shares to be earned was based on the Company’s TSR measured against the benchmark TSR of a peer group or market index and one-half of the number of shares to be earned was based on the Company’s TSR measured against pre-determined thresholds. The TSR is a measure of stock price appreciation plus dividends paid during the measurement period. To the extent market and service conditions were met, the earned RSUs from each grant awarded in 2017 vested 50% at the end of the three-year performance period and, subject to continued employment, 50% at the end of one additional year. The 2018 through 2021 awards vest 100% at the end of the three-year performance period to the extent market, performance and service conditions are met. The RSUs accrue dividend equivalents which are paid only if the award vests. During the years ended December 31, 2021, 2020 and 2019, the Company accrued dividend equivalents expected to be paid on earned awards of $1.3 million, $1.2 million and $1.3 million, respectively; during the years ended December 31, 2021, 2020 and 2019, the Company paid $2.4 million, $1.1 million and $1.3 million, respectively, of these accrued dividend equivalents to its executive officers.

The Company valued the RSUs with a performance condition based on the closing price per share of the Company’s common stock on the date of the grant multiplied by the number of awards expected to be earned. The Company valued the RSUs with a market condition using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $7.8 million, $5.4 million and $5.6 million for the 2021, 2020 and 2019 and, respectively. The estimated fair value is amortized to expense on a tranche-by-tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the RSUs with a market condition for each grant year:

	2021	2020	2019
Volatility	46.01%	19.31%	21.14%
Risk-free interest rate	0.25%	1.42%	2.38%
Dividend yield	0.00%	0.00%	0.00%

The 2015 and 2012 Plans each allow the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting of RSAs and RSUs by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the years ended December 31, 2021, 2020 and 2019, the Company repurchased an aggregate 288,132 shares, 139,131 shares and 167,143 shares, respectively, in connection with this tax withholding obligation.

Compensation expense for equity-based payments totaled $32.2 million, $4.7 million, and $11.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in general and administrative expenses. At December 31, 2021, STORE

Capital had $16.0 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements which will be recognized through February 2024.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2021, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $160.7 million, of which $143.5 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into a lease agreement with an unrelated third party for its corporate office space that will expire in July 2027; the lease allows for one five-year renewal period at the option of the Company. During the years ended December 31, 2021, 2020 and 2019, total rent expense was $735,000, $737,000, and $724,000, respectively, which is included in general and administrative expense on the consolidated statements of income. At December 31, 2021, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $791,000 in 2022, $805,000 in 2023, $819,000 in 2024, $834,000 in 2025, $848,000 in 2026, and $500,000 thereafter. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at December 31, 2021, the balance of the right-of-use asset was $3.5 million, which is included in other assets, net on the consolidated balance sheet, and the balance of the related lease liability was $4.0 million.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed at least six consecutive months of service or, if earlier, one year of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $603,000 in 2021, $515,000 in 2020, and $478,000 in 2019.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments was a liability of $0.4 million at December 31, 2020; the Company had no derivatives outstanding at December 31, 2021. Derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at December 31, 2021 and 2020. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2021, these debt obligations had an aggregate carrying value of $4,208.5 million and an estimated fair value of $4,478.4 million. At December 31, 2020, these debt obligations had an aggregate carrying value of $3,722.2 million and an estimated fair value of $4,047.6 million.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein. Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. This report is included under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Director Nominations under the heading “Governance – Proposal No. 1-Election of Directors,” the information regarding Executive Officers under the heading “Executive Compensation – Executive Officers,” the information regarding our Code of Business Conduct and Ethics under the heading “Governance – Additional Corporate Governance Features,” and the information regarding the Audit Committee under the heading “Governance – Board and Committee Governance” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information regarding director compensation under the heading “Governance – 2021 Director Compensation” and the information under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Payments upon Termination or Change in Control” under the principal heading “Executive Compensation” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding share ownership under the heading “Ownership of Our Stock – Beneficial Ownership of Our Common Stock by Certain Beneficial Owners and Management” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2021:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders			3,370,746	(1)
Equity compensation plans not approved by stockholders
Total	—	—	3,370,746
(1)	Represents 3,117,839 shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan and 252,907 shares available for future issuance under the STORE Capital Corporation 2012 Long-Term Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding director independence and related party transactions under the heading “Governance – Director Independence and Related Party Transactions” in the Company's 2022 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors under the heading “Audit Matters” in the Company's 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

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

Exhibit	Description	Location
3.1	Articles of Amendment and Restatement of STORE Capital Corporation filed with the State Department of Assessments and Taxation of the State of Maryland on June 5, 2018.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
3.2	Fourth Amended and Restated Bylaws of STORE Capital Corporation, effective May 30, 2019.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2019.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014.
4.2	Description of the Company’s Common Stock.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 21, 2020.

4.3

Eighth Amended and Restated Master Indenture dated as of June 29, 2021, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC and STORE Master Funding XIV, LLC, STORE Master Fund XIX, LLC, STORE Master Funding XX, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee, relating to Net-Lease Mortgage Notes.

Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021.
4.4

Series 2013-1 Indenture Supplement dated as of March 27, 2013, by and among STORE Master Funding I, LLC and STORE Master Funding II, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 23, 2014.
4.5

Series 2013-2 Indenture Supplement dated as of July 25, 2013, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, and STORE Master Funding III, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 23, 2014.
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

Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 23, 2014.
4.8

Series 2015-1 Indenture Supplement dated as of April 16, 2015, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC and STORE Master Funding VI, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2015.

4.9

Series 2016-1 Indenture Supplement dated as of October 18, 2016, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC STORE Master Funding VI, LLC, and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2016.
4.10

Series 2018-1 Indenture Supplement dated as of October 22, 2018, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC and STORE Master Funding VII, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

4.11

Series 2019-1 Indenture Supplement dated as of November 13, 2019, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC and STORE Master Funding XIV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2019.
4.12

Series 2021-1 Indenture Supplement, dated as of June 29, 2021, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC and STORE Master Funding XX, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021.
4.13		Indenture, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.14		Supplemental Indenture No. 1, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.15		Supplemental Indenture No. 2, dated as of February 28, 2019, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.
4.16		Supplemental Indenture No. 3 dated as of November 18, 2020, by and between STORE Capital Corporation and Wilmington Trust Company (including form of Note).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2020.
4.17		Supplemental Indenture No. 4 dated as of November 17, 2021, by and between STORE Capital Corporation and Wilmington Trust Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2021.
10.1	*	STORE Capital Corporation 2015 Omnibus Equity Incentive Plan.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014.
10.2	*	STORE Capital Corporation 2012 Long-Term Incentive Plan.	Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 23, 2014.
10.3	*	Form of 2012 Long-Term Incentive Award Plan Restricted Stock Award Grant Agreement.	Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 23, 2014.
10.4	*	Form of Indemnification Agreement by and between STORE Capital Corporation and each of its directors and executive officers.	Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014.
10.5	*	Employment Agreement dated as of November 2, 2017, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Catherine Long.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 23, 2018.

10.6	*	Employment Agreement dated as of April 15, 2021, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Mary Fedewa.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 15, 2021.
10.7	*	Employment Agreement dated as of April 15, 2021, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Christopher H. Volk.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC April 15, 2021.
10.8	*	Employment Agreement dated as of April 15, 2021, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Chad A. Freed.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC April 15, 2021.
10.9	*	Employment Agreement dated as of April 15, 2021, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Tyler Maertz.	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC April 15, 2021.
10.10	*	Employment Agreement dated as of October 18, 2021, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Sherry L. Rexroad.	Filed herewith.
10.11	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2015.
10.12	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Award Agreement for Directors (2019).	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019
10.13	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2015.
10.14	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2018).	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 4, 2018.
10.15	*	Form of 2015 Omnibus Equity Incentive Plan Restricted Share Unit Award Agreement (2019).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 3, 2019.
10.16	*	Retirement Succession Policy.	Filed herewith.
10.17		Note Purchase Agreement dated as of November 19, 2015, by and among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2015.
10.18		Note Purchase Agreement dated as of April 28, 2016, by and among STORE Capital Corporation and the Purchasers identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016.

10.19

Second Amended and Restated Credit Agreement, dated as of June 3, 2021, by and among STORE Capital Corporation, as Borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and BMO Harris Bank, N.A., Capital One, National Association, Regions Bank, Truist Bank, U.S. Bank National Association, as Co-Documentation Agents, and the other Lenders party thereto.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2021.
10.20

Seventh Amended and Restated Property Management and Servicing Agreement, dated as of June 29, 2021, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC and STORE Master Funding XX, LLC, collectively as Issuers, STORE Capital Corporation, as Property Manager and Special Servicer, KeyBank National Association, as Back-Up Manager, and Citibank, N.A., as Indenture Trustee.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021
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
101

The following financial statements from STORE Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, are formatted in Inline Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

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

STORE CAPITAL CORPORATION

Date: February 24, 2022	By:	/s/ Mary Fedewa
Mary Fedewa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 24, 2022 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mary Fedewa	President, Chief Executive Officer and Director	February 24, 2022
Mary Fedewa	(Principal Executive Officer)

Executive Vice President, Chief Financial Officer, Treasurer and
/s/Sherry L. Rexroad	Assistant Secretary	February 24, 2022
Sherry L. Rexroad	(Principal Financial Officer)

/s/Stacy M. LaFrance	Senior Vice President, Chief Accounting Officer and Assistant Treasurer	February 24, 2022
Stacy M. LaFrance	(Principal Accounting Officer)

/s/Tawn Kelley	Chairman of the Board of Directors	February 24, 2022
Tawn Kelley

	Director	February 24, 2022
Jawad A. Ahsan

/s/Joseph M. Donovan	Director	February 24, 2022
Joseph M. Donovan

	Director	February 24, 2022
David M. Edwards

/s/Morton H. Fleischer	Director	February 24, 2022
Morton H. Fleischer

/s/William F. Hipp	Director	February 24, 2022
William F. Hipp

/s/Catherine D. Rice	Director	February 24, 2022
Catherine D. Rice

/s/Quentin P. Smith, Jr.	Director	February 24, 2022
Quentin P. Smith, Jr.

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2021 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
SERVICE INDUSTRIES:
Restaurants -- Full Service	163	28	$-	$122,072	$204,090	$2,071	$17,049	$124,143	$221,139	$345,282	$(40,324)	1892 - 2019	2011 - 2021
Restaurants -- Full Service	170	32	(f)	150,929	218,631	5,450	22,084	156,379	240,715	397,094	(75,367)	1880 - 2017	2011 - 2021
Restaurants -- Full Service	5	2	5,332	5,123	5,981	-	-	5,123	5,981	11,104	(2,391)	1994 - 2006	2012

Restaurants -- Limited Service	195	24	-	125,502	170,646	2,321	13,325	127,823	183,971	311,794	(23,279)	1938 - 2019	2011 - 2021
Restaurants -- Limited Service	197	25	(f)	75,310	98,920	2,238	7,721	77,548	106,641	184,189	(40,271)	1929 - 2021	2011 - 2021

Child Day Care Services	85	19	-	68,498	150,354	2,778	9,503	71,276	159,857	231,133	(24,266)	1779 - 2018	2012 - 2021
Child Day Care Services	183	25	(f)	118,862	232,733	10,051	34,173	128,913	266,906	395,819	(55,359)	1910 - 2021	2011 - 2021

Health Clubs	32	13	-	48,174	109,758	10,298	36,178	58,472	145,936	204,408	(19,330)	1973 - 2021	2012 - 2021
Health Clubs	55	17	(f)	74,254	149,205	9,521	65,185	83,775	214,390	298,165	(35,357)	1961 - 2020	2011 - 2021
Health Clubs	1	1	6,106	2,770	5,454	-	1,761	2,770	7,215	9,985	(343)	1995	07/12/1905

Automotive Repair and Maintenance	157	21	-	123,321	192,066	9,541	29,232	132,862	221,298	354,160	(25,789)	1900 - 2021	2015 - 2021
Automotive Repair and Maintenance	56	14	(f)	45,551	96,397	294	2,456	45,845	98,853	144,698	(15,444)	1960 - 2020	2011 - 2021

Lumber and Other Construction Materials Merchant Wholesalers	149	21	-	137,539	173,782	-	1	137,539	173,783	311,322	(31,968)	1798 - 2009	2016 - 2021
Lumber and Other Construction Materials Merchant Wholesalers	15	3	(f)	27,616	15,997	-	-	27,616	15,997	43,613	(5,811)	1940 - 2006	2013 - 2021

Movie Theaters	18	12	-	48,134	75,682	4,899	49,296	53,033	124,978	178,011	(24,858)	1972 - 2019	2014 - 2019
Movie Theaters	11	7	(f)	25,218	45,393	4,114	29,899	29,332	75,292	104,624	(17,854)	1989 - 2016	2011 - 2016
Movie Theaters	5	1	20,085	15,708	24,322	-	-	15,708	24,322	40,030	(10,759)	1995 - 2010	2012

Elementary and Secondary Schools	6	2	-	40,985	72,203	5,774	36,539	46,759	108,742	155,501	(8,224)	1956 - 2018	2015 - 2020
Elementary and Secondary Schools	3	3	(f)	20,609	17,287	-	-	20,609	17,287	37,896	(3,489)	1945 - 1991	2012 - 2021
Elementary and Secondary Schools	2	1	9,961	7,537	12,397	1,218	4,622	8,755	17,019	25,774	(5,522)	1987 - 1990	2012

Other Personal Services	40	12	-	33,543	34,959	11,902	41,235	45,445	76,194	121,639	(8,807)	1965 - 2021	2016 - 2021
Other Personal Services	38	17	(f)	24,134	45,559	2,346	2,105	26,480	47,664	74,144	(15,829)	1930 - 2012	2011 - 2018

Residential Intellectual and Developmental Disability, Mental Health, and Substance Abuse Facilities	16	8	-	51,533	124,315	-	7,058	51,533	131,373	182,906	(10,480)	1870 - 2019	2016 - 2021

Commercial and Industrial Machinery and Equipment Rental and Leasing	11	5	-	12,149	18,380	-	-	12,149	18,380	30,529	(3,636)	1927 - 2017	2017 - 2020
Commercial and Industrial Machinery and Equipment Rental and Leasing	39	19	(f)	50,037	63,346	4,809	4,408	54,846	67,754	122,600	(8,306)	1955 - 2019	2013 - 2021

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2021 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Other Professional, Scientific, and Technical Services	56	19	-	28,567	44,346	1,268	6,076	29,835	50,422	80,257	(7,465)	1910 - 2011	2016 - 2020
Other Professional, Scientific, and Technical Services	50	17	(f)	20,683	44,134	-	-	20,683	44,134	64,817	(10,343)	1950 - 2014	2014 - 2019

Outpatient Care Centers	45	15	-	22,507	58,895	2,159	11,227	24,666	70,122	94,788	(10,394)	1930 - 2020	2013 - 2021
Outpatient Care Centers	15	5	(f)	7,211	20,308	3,579	18,675	10,790	38,983	49,773	(7,161)	1928 - 2006	2013 - 2020

Offices of Physicians	18	7	-	10,401	39,623	2,019	2,917	12,420	42,540	54,960	(4,537)	1885 - 2016	2015 - 2021
Offices of Physicians	29	5	(f)	17,033	60,989	22	327	17,055	61,316	78,371	(6,475)	1865 - 2017	2017 - 2021

Family Entertainment Centers	4	4	-	19,475	41,904	1,712	1,385	21,187	43,289	64,476	(5,881)	1913 - 2017	2015 - 2020
Family Entertainment Centers	8	3	(f)	16,688	32,880	1,872	6,294	18,560	39,174	57,734	(9,906)	1993 - 2015	2011 - 2018

Wholesale Automobile Auction	8	6	(f)	67,108	41,453	6,086	2,661	73,194	44,114	117,308	(16,058)	1972 - 2015	2012 - 2019

Warehousing and Storage	10	2	(f)	30,439	75,326	-	-	30,439	75,326	105,765	(6,976)	1947 - 2000	2017 - 2021

Commercial and Industrial Machinery and Equipment Repair and Maintenance	2	1	-	1,331	8,578	-	-	1,331	8,578	9,909	(79)	1971 - 1985	2021
Commercial and Industrial Machinery and Equipment Repair and Maintenance	20	12	(f)	23,793	55,500	-	-	23,793	55,500	79,293	(1,870)	1965 - 1993	2020 - 2021

Metal and Mineral Merchant Wholesalers	13	9	-	18,407	40,540	-	-	18,407	40,540	58,947	(4,298)	1962 - 2001	2015 - 2020
Metal and Mineral Merchant Wholesalers	8	4	(f)	5,382	15,270	-	-	5,382	15,270	20,652	(5,295)	1957 - 1995	2013

Corporate Aircraft Repair and Maintenance Facilities	2	2	-	3,798	53,841	-	-	3,798	53,841	57,639	(7,621)	1988 - 2018	2015 - 2018
Corporate Aircraft Repair and Maintenance Facilities	1	1	(f)	1,883	14,234	-	-	1,883	14,234	16,117	(2,509)	1988	2014

Psychiatric and Substance Abuse Hospitals	3	3	-	3,226	17,623	81	11,530	3,307	29,153	32,460	(3,304)	1980 - 2007	2016 - 2021
Psychiatric and Substance Abuse Hospitals	14	1	-	18,919	16,161	39	931	18,958	17,092	36,050	(797)	1951 - 2020	2020 - 2021

Medical and Diagnostic Laboratories	3	3	-	4,026	13,055	-	-	4,026	13,055	17,081	(2,075)	1959 - 1999	2016 - 2017
Medical and Diagnostic Laboratories	17	2	(f)	7,063	43,259	-	-	7,063	43,259	50,322	(9,823)	1985 - 2011	2014 - 2018

Consumer Goods Rental	2	2	-	746	1,857	-	-	746	1,857	2,603	(387)	1970 - 1988	07/08/1905
Consumer Goods Rental	12	9	(f)	14,187	40,414	764	6,492	14,951	46,906	61,857	(10,303)	1880 - 2018	2013 - 2021

Machinery, Equipment, and Supplies Merchant Wholesalers	15	11	-	6,989	19,778	-	6	6,989	19,784	26,773	(4,250)	1972 - 2014	2014 - 2017
Machinery, Equipment, and Supplies Merchant Wholesalers	28	11	(f)	10,222	24,075	-	-	10,222	24,075	34,297	(6,925)	1920 - 2014	2013 - 2017

Colleges, Universities, and Professional Schools	4	2	-	3,165	24,070	766	4,161	3,931	28,231	32,162	(6,920)	1995 - 2015	2014
Colleges, Universities, and Professional Schools	1	1	14,212	4,528	22,213	-	-	4,528	22,213	26,741	(4,394)	2008	2013

Offices of Dentists	41	10	-	15,223	36,168	36	522	15,259	36,690	51,949	(2,140)	1946 - 2014	2016 - 2021

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2021 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Amusement and Theme Parks	5	3	-	27,934	-	1,858	392	29,792	392	30,184	(1,930)	1950 - 2012	2015 - 2016
Amusement and Theme Parks	1	1	(f)	3,864	13,408	329	2,176	4,193	15,584	19,777	(4,694)	2009	2015

All Other Service	97	30	-	115,876	204,653	5,855	29,311	121,731	233,964	355,695	(40,559)	1856 - 2018	2014 - 2021
All Other Service	28	13	(f)	22,718	105,850	444	4,427	23,162	110,277	133,439	(15,504)	1860 - 2014	2014 - 2021
All Other Service	1	1	9,309	807	13,794	-	620	807	14,414	15,221	(3,081)	2008	2012

TOTAL SERVICE INDUSTRIES	2,213		65,005	2,009,307	3,602,056	118,514	523,960	2,127,821	4,126,016	6,253,837	(737,017)

RETAIL INDUSTRIES:
Furniture Stores	35	12	-	54,426	202,881	2,660	20,205	57,086	223,086	280,172	(25,151)	1924 - 2019	2014 - 2020
Furniture Stores	26	10	(f)	49,132	87,607	896	6,906	50,028	94,513	144,541	(24,284)	1946 - 2017	2011 - 2019
Furniture Stores	2	1	4,938	4,733	5,995	-	-	4,733	5,995	10,728	(2,010)	2006	2012

Farm and Ranch Supply Stores	37	8	-	68,910	126,308	33,053	56,248	101,963	182,556	284,519	(33,793)	1967 - 2020	2015 - 2019
Farm and Ranch Supply Stores	5	3	59,223	32,348	67,758	-	-	32,348	67,758	100,106	(17,944)	1966 - 2015	2016

Car Dealers	38	15	-	94,324	164,743	797	3,250	95,121	167,993	263,114	(12,537)	1961 - 2021	2015 - 2021
Car Dealers	2	2	(f)	4,114	6,700	-	-	4,114	6,700	10,814	(1,248)	1946 - 1977	2017

Other Motor Vehicle Dealers	13	11	-	32,485	40,883	9,199	17,966	41,684	58,849	100,533	(10,241)	1992 - 2019	2013 - 2021
Other Motor Vehicle Dealers	19	14	(f)	42,744	73,301	19,291	20,480	62,035	93,781	155,816	(23,799)	1974 - 2021	2012 - 2021

All Other Retail	30	15	-	54,819	153,114	29	1,111	54,848	154,225	209,073	(22,418)	1960 - 2016	2012 - 2019
All Other Retail	29	12	(f)	63,802	149,127	60	733	63,862	149,860	213,722	(34,128)	1955 - 2019	2011 - 2020

TOTAL RETAIL INDUSTRIES	236		64,161	501,837	1,078,417	65,985	126,899	567,822	1,205,316	1,773,138	(207,553)

MANUFACTURING INDUSTRIES:
Architectural and Structural Metals Manufacturing	19	10	-	38,800	113,432	114	1,670	38,914	115,102	154,016	(4,074)	1950 - 2005	2018 - 2021
Architectural and Structural Metals Manufacturing	16	12	(f)	9,778	47,695	-	664	9,778	48,359	58,137	(3,853)	1950 - 2007	2019 - 2020

Motor Vehicle Parts Manufacturing	17	7	-	30,140	106,776	-	-	30,140	106,776	136,916	(6,550)	1950 - 1998	2018 - 2021
Motor Vehicle Parts Manufacturing	6	3	(f)	6,619	27,969	-	-	6,619	27,969	34,588	(5,444)	1968 - 2003	2017 - 2020

Plastics Product Manufacturing	14	10	-	23,467	85,529	718	4,050	24,185	89,579	113,764	(15,453)	1965 - 2001	2015 - 2021
Plastics Product Manufacturing	4	3	(f)	6,637	22,008	-	-	6,637	22,008	28,645	(6,471)	1966 - 1999	2013 - 2018

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	30	12	-	26,872	83,476	-	-	26,872	83,476	110,348	(15,913)	1908 - 2008	2015 - 2021
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing	2	2	(f)	3,663	9,878	-	-	3,663	9,878	13,541	(481)	1950	2020

Descriptions (a)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2021 (b) (c)
Tenant Industry	Number of Properties	Number of States	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	2	2	-	6,894	28,460	-	-	6,894	28,460	35,354	(4,595)	1966 - 1995	2018
Household and Institutional Furniture and Kitchen Cabinet Manufacturing	6	1	41,291	15,385	48,917	-	-	15,385	48,917	64,302	(6,771)	1989 - 2001	2018

Aerospace Product and Parts Manufacturing	13	7	-	17,139	51,368	1,393	9,203	18,532	60,571	79,103	(9,338)	1953 - 2001	2016 - 2021
Aerospace Product and Parts Manufacturing	1	1	(f)	1,219	3,750	-	-	1,219	3,750	4,969	(623)	2004	2017

Other Food Manufacturing	7	5	-	17,666	51,087	1	12,196	17,667	63,283	80,950	(2,686)	1908 - 2001	2019 - 2021

Forging and Stamping	9	7	-	19,508	54,628	-	-	19,508	54,628	74,136	(10,363)	1906 - 1996	2017 - 2018
Forging and Stamping	2	2	(f)	1,959	4,588	-	-	1,959	4,588	6,547	(1,654)	1958 - 1999	2014

Foundries	5	3	-	8,465	22,650	-	1	8,465	22,651	31,116	(2,088)	1909 - 1978	2019 - 2020
Foundries	11	7	(f)	8,496	20,486	2,064	12,701	10,560	33,187	43,747	(9,411)	1948 - 1998	2013 - 2021

Dairy Product Manufacturing	4	2	-	3,511	28,290	2,481	8,490	5,992	36,780	42,772	(4,934)	1976 - 2000	2016 - 2021
Dairy Product Manufacturing	1	1	(f)	5,631	8,561	-	-	5,631	8,561	14,192	(155)	1960	2021

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	3	3	-	11,622	37,359	-	7,312	11,622	44,671	56,293	(3,206)	1954 - 1983	2018 - 2021

Semiconductor and Other Electronic Component Manufacturing	4	4	-	16,932	22,924	-	-	16,932	22,924	39,856	(3,858)	1967 - 1999	2016 - 2018
Semiconductor and Other Electronic Component Manufacturing	1	1	8,808	4,398	11,502	-	-	4,398	11,502	15,900	(5,545)	1960	2013

Bakeries and Tortilla Manufacturing	2	2	-	2,281	29,838	-	-	2,281	29,838	32,119	(1,666)	1976 - 1993	2019 - 2021
Bakeries and Tortilla Manufacturing	2	2	(f)	3,455	14,126	-	-	3,455	14,126	17,581	(1,012)	1994 - 2001	2019

Fruit and Vegetable Preserving and Specialty Food Manufacturing	5	5	-	11,546	37,267	-	-	11,546	37,267	48,813	(3,490)	1870 - 1992	2020

Medical Equipment and Supplies Manufacturing	5	4	-	7,505	40,644	-	-	7,505	40,644	48,149	(8,824)	1954 - 2001	2014 - 2016

Agricultural, Construction, and Mining Machinery Manufacturing	5	5	-	10,330	37,212	-	-	10,330	37,212	47,542	(1,420)	1968 - 2001	2015 - 2021

All Other Manufacturing	74	25	-	75,914	290,933	841	14,982	76,755	305,915	382,670	(40,258)	1924 - 2008	2014 - 2021
All Other Manufacturing	19	13	(f)	34,315	58,964	-	-	34,315	58,964	93,279	(9,301)	1950 - 2000	2011 - 2021

TOTAL MANUFACTURING INDUSTRIES	289		50,099	430,147	1,400,317	7,612	71,269	437,759	1,471,586	1,909,345	(189,437)

	2,738		$179,265	$2,941,291	$6,080,790	$192,111	$722,128	$3,133,402	$6,802,918	$9,936,320	$(1,134,007)

(a)	As of December 31, 2021, we had investments in 2,835 single-tenant real estate property locations including 2,811 owned properties and 24 ground lease interests; 72 of our owned properties are accounted for as financing arrangements and 23 are accounted for as direct financing receivables and are excluded from the table above. In addition, two of the owned properties are considered to be held for sale at December 31, 2020 and are excluded from the table above. Initial costs exclude intangible lease assets totaling $55.0 million.
(b)	The aggregate cost for federal income tax purposes is approximately $10,235.6 million.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019

Balance, beginning of year	$8,866,666	$8,175,034	$7,168,720
Additions
Acquisitions	1,300,142	834,023	1,293,793
Improvements	143,665	130,051	149,963
Deductions
Provision for impairment of real estate	(21,800)	(21,978)	(18,201)
Other	(12,876)	(11,184)	(8,419)
Cost of real estate sold	(312,418)	(212,818)	(410,822)
Reclasses to held for sale	(27,059)	(26,462)	—
Balance, end of year	$9,936,320	$8,866,666	$8,175,034

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019

Balance, beginning of year	$(911,656)	$(711,176)	$(556,690)
Additions
Depreciation expense	(262,566)	(238,853)	(216,726)
Deductions
Accumulated depreciation associated with real estate sold	25,434	23,031	53,821
Other	12,876	11,184	8,419
Reclasses to held for sale	1,905	4,158	—
Balance, end of year	$(1,134,007)	$(911,656)	$(711,176)

(e)	The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.
(f)	Property is collateral for non-recourse debt obligations totaling $2.3 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2021

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (c)
First mortgage loans:
Three movie theater properties located in North Carolina (a)	8.35%	(b)	Interest only	Balloon of $12.4 million	None	$12,411	$9,994
One restaurant property located in Nashville, TN	6.35%	12/2/2022	Interest only	Balloon of $3.2 million	None	3,176	3,165
One health club property located in Washington (a)	7.91%	6/1/2022	Interest only	Balloon of $7.1 million	None	7,079	7,073
Two restaurant properties located in Indiana	10.00%	12/31/2022	Principal & Interest	Balloon of $0.5 million	None	513	511
Three elementary school properties in California and Virginia	8.00%	12/31/2023	Interest only	Balloon of $70.8 million	None	70,775	70,352
Three metal tank manufacturing properties located in Illinois, Tennessee and Texas	7.90%	12/31/2026	Interest only	Balloon of $21.0 million	None	21,000	20,959
Two restaurant properties located in Louisiana	8.49%	7/1/2032	Principal & Interest	Balloon of $1.9 million	None	2,095	2,098
Five restaurant properties located in Mississippi	8.55%	7/1/2032	Principal & Interest	Balloon of $5.1 million	None	5,544	5,547
Two restaurant properties located in Montana	9.16%	11/1/2036	Principal & Interest	Balloon of $3.6 million	None	4,064	4,042
One used merchandise property in Maryland	8.06%	9/1/2037	Principal & Interest	Fully amortizing	None	2,741	2,727
Ten automotive repair and maintenance properties located in Nebraska, Pennsylvania and Texas	8.25%	6/30/2051				30,170	30,219
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,572	3,571
One hunting and fishing property located in California	7.90%	5/31/2054	Principal & Interest	Balloon of $6.0 million	None	16,959	16,789
Three floral/nursery merchant wholesaler properties located in California	8.35%	11/30/2054	Principal & Interest	Fully amortizing	None	25,263	25,035
Three mortgage loans secured by one recreation property located in Colorado	8.50%	2/28/2055	Principal & Interest	Fully amortizing	None	30,537	30,830
Two manufacturing properties in California	9.00%	5/31/2055	Interest only	Balloon of $33.2 million	None	33,200	32,933
13 restaurant properties in Florida, Kansas and Missouri	7.60%	8/31/2055	Principal & Interest	Fully amortizing	None	9,928	9,926
Three restaurant properties located in Ohio	8.28%	12/31/2055	Principal & Interest	Fully amortizing	None	3,056	3,036
Leasehold interest in an amusement park property located in Ontario, Canada	9.72%	8/1/2056	Principal & Interest	Fully amortizing	None	22,162	22,045
One family entertainment property located in Texas	8.25%	6/30/2058	Principal & Interest	Fully amortizing	None	4,547	4,503
Five family entertainment properties located in Texas	8.20%	6/30/2058	Principal & Interest	Fully amortizing	None	22,847	22,670
One family entertainment property located in Texas	10.20%	6/30/2060	Principal & Interest	Fully amortizing	None	7,977	7,963
One recreation property located in Utah	9.25%	12/11/2060	Principal & Interest	Fully amortizing	None	6,286	6,329
						$345,902	$342,317

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Balance, beginning of year	$301,355	$202,557	$156,603
Additions:
New mortgage loans (d)	75,666	132,542	74,681
Other: Capitalized loan origination costs	98	155	54
Deductions:
Collections of principal (e)	(32,046)	(32,151)	(28,701)
Other: Provisions for loan losses	(2,704)	(1,670)	—
Other: Amortization of loan origination costs	(52)	(78)	(80)
Balance, end of year	$342,317	$301,355	$202,557
(a)	Loan was on nonaccrual status as of December 31, 2021.
(b)	Loan matured prior to December 31, 2021 and the Company has been in negotiations with the borrower regarding a resolution.
(c)	The aggregate cost for federal income tax purposes is $346.8 million.
(d)	For the year ended December 31, 2021, new mortgage loans includes $19.8 million of mortgage loans previously classified as deferred financing receivables.
(e)	For the years ended December 31, 2021, 2020 and 2019, collections of principal include non-cash principal collections aggregating $30.8 million, $23.4 million and $13.6 million, respectively, related to loan receivable transactions in which the Company acquired the underlying mortgaged property.

See report of independent registered public accounting firm.