Form 10-Q
period 2022-03-31
STORE CAPITAL Corp
filed 2022-05-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, there were 280,567,570 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,239,050	$3,133,402
Buildings and improvements	7,096,841	6,802,918
Intangible lease assets	59,216	54,971
Total real estate investments	10,395,107	9,991,291
Less accumulated depreciation and amortization	(1,224,223)	(1,159,292)
	9,170,884	8,831,999
Real estate investments held for sale, net	33,234	25,154
Operating ground lease assets	32,960	33,318
Loans and financing receivables, net	736,410	697,269
Net investments	9,973,488	9,587,740
Cash and cash equivalents	39,340	64,269
Other assets, net	118,320	121,073
Total assets	$10,131,148	$9,773,082

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$359,000	$130,000
Unsecured notes payable, net	1,783,440	1,782,813
Non-recourse debt obligations of consolidated special purpose entities, net	2,410,834	2,425,708
Dividends payable	107,644	105,415
Operating lease liabilities	37,330	37,637
Accrued expenses, deferred revenue and other liabilities	145,909	147,380
Total liabilities	4,844,157	4,628,953
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 279,595,851 and 273,806,225 shares issued and outstanding, respectively	2,796	2,738
Capital in excess of par value	5,910,856	5,745,692
Distributions in excess of retained earnings	(624,558)	(602,137)
Accumulated other comprehensive loss	(2,103)	(2,164)
Total stockholders’ equity	5,286,991	5,144,129
Total liabilities and stockholders’ equity	$10,131,148	$9,773,082

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental revenues	$202,061	$169,328
Interest income on loans and financing receivables	14,930	12,563
Other income	5,125	370
Total revenues	222,116	182,261
Expenses:
Interest	43,999	41,828
Property costs	4,241	4,663
General and administrative	17,016	25,006
Depreciation and amortization	72,639	63,567
Provisions for impairment	912	7,350
Total expenses	138,807	142,414
Other income:
Net gain on dispositions of real estate	6,076	15,670
Loss from non-real estate, equity method investment	(2,157)	(363)
Income before income taxes	87,228	55,154
Income tax expense	206	194
Net income	$87,022	$54,960

Net income per share of common stock—basic and diluted	$0.32	$0.21
Weighted average common shares outstanding:
Basic	275,003,273	266,366,698
Diluted	275,003,273	266,366,698

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$87,022	$54,960
Other comprehensive income (loss):
Unrealized losses on cash flow hedges	—	(3)
Cash flow hedge losses reclassified to interest expense	61	365
Total other comprehensive income	61	362
Total comprehensive income	$87,083	$55,322

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended March 31, 2022
Balance at December 31, 2021	273,806,225	$2,738	$5,745,692	$(602,137)	$(2,164)	$5,144,129
Net income	—	—	—	87,022	—	87,022
Other comprehensive income	—	—	—	—	61	61
Issuance of common stock, net of costs of $2,269	5,539,138	55	166,107	—	—	166,162
Equity-based compensation	439,314	3	3,065	81	—	3,149
Shares repurchased under stock compensation plan	(188,826)	—	(4,008)	(1,880)	—	(5,888)
Common dividends declared ($0.385 per share)	—	—	—	(107,644)	—	(107,644)
Balance at March 31, 2022	279,595,851	$2,796	$5,910,856	$(624,558)	$(2,103)	$5,286,991

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended March 31, 2021
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778
Net income	—	—	—	54,960	—	54,960
Other comprehensive income	—	—	—	—	362	362
Issuance of common stock, net of costs of $1,961	3,483,051	35	114,068	—	—	114,103
Equity-based compensation	679,586	4	12,901	—	—	12,905
Shares repurchased under stock compensation plan	(267,242)	—	(5,579)	(3,227)		(8,806)
Common dividends declared ($0.36 per share)	—	—	—	(97,897)	—	(97,897)
Balance at March 31, 2021	270,008,071	$2,700	$5,597,279	$(506,141)	$(2,433)	$5,091,405

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$87,022	$54,960
Adjustments to net income:
Depreciation and amortization	72,639	63,567
Amortization of deferred financing costs and other noncash interest expense	2,161	2,100
Amortization of equity-based compensation	3,068	12,905
Provisions for impairment	912	7,350
Net gain on dispositions of real estate	(6,076)	(15,670)
Loss from non-real estate, equity method investment	2,157	363
Noncash revenue and other	(1,945)	(2,108)
Changes in operating assets and liabilities:
Other assets	1,798	5,350
Accrued expenses, deferred revenue and other liabilities	(849)	(4,928)
Net cash provided by operating activities	160,887	123,889
Investing activities
Acquisition of and additions to real estate	(467,495)	(246,195)
Investment in loans and financing receivables	(45,721)	(24,914)
Collections of principal on loans and financing receivables	5,090	2,460
Proceeds from dispositions of real estate	52,109	137,471
Net cash used in investing activities	(456,017)	(131,178)
Financing activities
Borrowings under credit facility	266,000	—
Repayments under credit facility	(37,000)	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(16,075)	(21,686)
Financing costs paid	(45)	(14)
Proceeds from the issuance of common stock	168,431	116,063
Stock issuance costs paid	(2,252)	(2,034)
Shares repurchased under stock compensation plans	(5,888)	(8,806)
Dividends paid	(106,686)	(98,193)
Net cash provided by (used in) financing activities	266,485	(14,670)
Net decrease in cash, cash equivalents and restricted cash	(28,645)	(21,959)
Cash, cash equivalents and restricted cash, beginning of period	70,049	176,576
Cash, cash equivalents and restricted cash, end of period	$41,404	$154,617

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39,340	$145,565
Restricted cash included in other assets	2,064	9,052
Total cash, cash equivalents and restricted cash	$41,404	$154,617

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$14,951	$14,515
Accrued financing and stock issuance costs	17	17
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$40,084	$40,765
Cash paid during the period for income and franchise taxes	100	60

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2022

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At March 31, 2022 and December 31, 2021, these special purpose entities held assets totaling $8.9 billion and $8.5 billion, respectively, and had third-party liabilities totaling $2.6 billion and $2.6 billion, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Impact of the COVID-19 Pandemic

Since the beginning of the novel coronavirus (COVID-19) pandemic in early 2020, the Company has provided to certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts; net revenue recognized under these deferral arrangements results in a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheets. For the three months ended March 31, 2022, the Company recognized an additional $0.7 million of net revenue and collected $3.4 million of the receivables associated with these deferral arrangements. During the three months ended March 31, 2021, the Company recognized $2.0 million and collected $5.9 million in repayments of amounts deferred.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of March 31, 2022 and December 31, 2021, the Company had $40.9 million and $39.4 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 3.8% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales (for most of these leases, the contingent rent payment is for a temporary period); historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the three months ended March 31, 2022, the Company recognized aggregate provisions for the impairment of real estate of $1.2 million. The estimated fair value of the impaired real estate assets at March 31, 2022 was $8.4 million. The Company recognized an aggregate provision for the impairment of real estate of $5.4 million during the three months ended March 31, 2021.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2022 and December 31, 2021, the Company had loans receivable with an aggregate outstanding principal balance of $26.4 million and $28.8 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC Topic 326). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. For the three months ended March 31, 2022, the Company recognized an estimated $0.3 million net reduction of prior provisions for credit losses related to its loans and financing receivables; the reduction of the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of income. The Company recognized an estimated $2.0 million of provisions for credit losses for the three months ended March 31, 2021.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $2.1 million and $5.8 million of restricted cash at March 31, 2022 and December 31, 2021, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction. As of March 31, 2022, the Company had no derivative instruments in place.

In April 2022, the Company entered into several interest rate swap agreements. One of the interest rate swap agreements has a notional amount of $200 million and was designated as a cash flow hedge of the Company's $200 million floating-rate bank term loan issued in April 2022 and due in May 2029. The remaining interest rate swap agreements have an aggregate notional amount of $400 million and were designated as cash flow hedges of the Company's $400 million floating-rate bank term loan issued in April 2022 and due in May 2027 (Note 4).

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

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the three months ended March 31, 2022, the Company granted RSAs representing 177,311 shares of restricted common stock to its directors and employees. During the same period, RSAs representing 102,496 shares of restricted stock vested and RSAs representing 35,602 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 68,351 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of March 31, 2022, the Company had 476,637 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2019 through 2022 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche-by-tranche basis ratably over the vesting periods. During the three months ended March 31, 2022, the Company awarded 629,307 RSUs to its executive officers. In connection with the vesting of 297,605 RSUs, the Company repurchased 120,475 shares during the three months ended March 31, 2022 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of March 31, 2022, there were 1,635,061 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2017 and tax returns filed for 2018 through 2021 are subject to examination by these jurisdictions. As of March 31, 2022, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at March 31, 2022 or December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$87,022	$54,960
Less: earnings attributable to unvested restricted shares	(102)	(227)
Net income used in basic and diluted income per share	$86,920	$54,733
Denominator:
Weighted average common shares outstanding	275,463,866	266,991,452
Less: Weighted average number of shares of unvested restricted stock	(460,593)	(624,754)
Weighted average shares outstanding used in basic income per share	275,003,273	266,366,698
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—
Weighted average shares outstanding used in diluted income per share	275,003,273	266,366,698
(a)	For the three months ended March 31, 2022 and 2021, excludes 144,661 shares and 244,602 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-

indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. Investments

At March 31, 2022, STORE Capital had investments in 2,965 property locations representing 2,911 owned properties (of which 86 are accounted for as financing arrangements and 23 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 30 properties which secure mortgage loans. The gross investment portfolio totaled $11.2 billion at March 31, 2022 and consisted of the gross acquisition cost of the real estate investments totaling $10.4 billion, loans and financing receivables with an aggregate carrying amount of $736.4 million and operating ground lease assets totaling $33.0 million. As of March 31, 2022, approximately 35% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the three months ended March 31, 2022, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2021	2,866	$10,748,937
Acquisition of and additions to real estate (a)	97	466,817
Investment in loans and financing receivables	14	45,721
Sales of real estate	(11)	(52,490)
Principal collections on loans and financing receivables	(1)	(5,090)
Net change in operating ground lease assets (b)		(358)
Provisions for impairment		(912)
Other		(4,607)
Gross investments, March 31, 2022 (c)		11,198,018
Less accumulated depreciation and amortization (c)		(1,224,530)
Net investments, March 31, 2022	2,965	$9,973,488
(a)	Excludes $15.6 million of tenant improvement advances disbursed in 2022 which were accrued as of December 31, 2021.
(b)	Represents amortization recognized on operating ground lease assets during the three months ended March 31, 2022.
(c)	Includes the dollar amount of investments ($33.5 million) and the accumulated depreciation ($0.3 million) related to real estate investments held for sale at March 31, 2022.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental revenues:
Operating leases (a)(c)	$201,892	$169,316
Sublease income - operating ground leases (b)	703	703
Amortization of lease related intangibles and costs	(534)	(691)
Total rental revenues	$202,061	$169,328

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$7,879	$5,929
Sale-leaseback transactions accounted for as financing arrangements	5,327	4,096
Direct financing receivables	1,724	2,538
Total interest income on loans and financing receivables	$14,930	$12,563
(a)	For the three months ended March 31, 2022 and 2021, includes $654,000 and $621,000, respectively, of property tax tenant reimbursement revenue and includes $0.4 million and $3.1 million, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the three months ended March 31, 2022 and 2021, includes $0.7 million and $2.0 million, respectively, of revenue that has been recognized related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheets.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 573 customers geographically dispersed throughout 49 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2022. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at March 31, 2022, with the largest customer representing 2.9% of the total investment portfolio. On an annualized basis, as of March 31, 2022, the largest customer also represented 3.0% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 895 concepts; the largest of these concepts represented 2.2% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of March 31, 2022 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	763	$1,350,702	12%
Early childhood education centers	277	650,023	6
Metal fabrication	112	642,473	6
Automotive repair and maintenance	241	626,362	6
Health clubs	91	570,156	5
Furniture stores	64	413,447	4
Farm and ranch supply stores	41	377,293	3
All other service industries	1,019	3,906,607	35
All other retail industries	155	1,138,141	10
All other manufacturing industries	202	1,522,814	13
Total (a)	2,965	$11,198,018	100%
(a)	Includes the dollar amount of investments ($33.5 million) related to real estate investments held for sale at March 31, 2022.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at March 31, 2022 was approximately 13.3 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2022, 16 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2022, are as follows (in thousands):

Remainder of 2022	$628,535
2023	838,444
2024	830,643
2025	827,634
2026	821,328
2027	809,939
Thereafter	6,444,417
Total future minimum rentals (a)	$11,200,940
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31,	December 31,
	2022	2021
In-place leases	$39,767	$35,522
Ground lease-related intangibles	19,449	19,449
Above-market leases	—	—
Total intangible lease assets	59,216	54,971
Accumulated amortization	(24,643)	(25,285)
Net intangible lease assets	$34,573	$29,686

Aggregate lease intangible amortization included in expense was $0.9 million during both the three months ended March 31, 2022 and 2021. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.2 million during the three months ended March 31, 2021.

Based on the balance of the intangible assets at March 31, 2022, the aggregate amortization expense is expected to be $2.7 million for the remainder of 2022, $3.2 million in 2023, $2.7 million in 2024, $2.2 million in 2025, $2.1 million in 2026 and $1.9 million in 2027. The weighted average remaining amortization period is approximately 10 years for the in-place lease intangibles and approximately 42 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of March 31, 2022, STORE Capital had operating ground lease assets aggregating $33.0 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $755,000 and $794,000 during the three months ended March 31, 2022 and 2021, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $703,000 for both the three months ended March 31, 2022 and 2021, respectively.

The future minimum lease payments to be paid under the operating ground leases as of March 31, 2022 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2022	$300	$2,081	$2,381
2023	4,149	2,629	6,778
2024	55	2,711	2,766
2025	57	2,395	2,452
2026	57	2,233	2,290
2027	57	2,227	2,284
Thereafter	3,014	42,282	45,296
Total lease payments	7,689	56,558	64,247
Less imputed interest	(2,855)	(27,897)	(30,752)
Total operating lease liabilities - ground leases	$4,834	$28,661	$33,495
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $56.6 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	March 31,	December 31,
Type	Rate (a)	Date	2022	2021
Six mortgage loans receivable	7.98%	2022 - 2026	$114,896	$114,911
Three mortgage loans receivable	8.75%	2032 - 2036	11,689	14,444
Fifteen mortgage loans receivable (b)	8.72%	2051 - 2060	217,991	216,547
Total mortgage loans receivable			344,576	345,902
Equipment and other loans receivable	7.95%	2022 - 2036	21,744	25,409
Total principal amount outstanding—loans receivable			366,320	371,311
Unamortized loan origination costs			1,025	1,046
Sale-leaseback transactions accounted for as financing arrangements (c)	7.55%	2034 - 2043	298,772	255,483
Direct financing receivables			78,559	78,637
Allowance for credit and loan losses (d)			(8,266)	(9,208)
Total loans and financing receivables			$736,410	$697,269
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2042.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and an aggregate $3.3 million of credit losses recognized since the adoption of ASC Topic 326.

Loans Receivable

At March 31, 2022, the Company held 42 loans receivable with an aggregate carrying amount of $360.6 million. Twenty-four of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2027) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2022	$2,230	$28,930	$31,160
2023	3,099	80,698	83,797
2024	1,964	—	1,964
2025	1,902	—	1,902
2026	1,977	20,371	22,348
2027	1,687	548	2,235
Thereafter	172,616	50,298	222,914
Total principal payments	$185,475	$180,845	$366,320

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of March 31, 2022 and December 31, 2021, the Company had $298.8 million and $255.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of March 31, 2022, were as follows (in thousands):

Remainder of 2022	$17,210
2023	23,016
2024	23,151
2025	23,291
2026	23,385
2027	23,485
Thereafter	280,926
Total future scheduled payments	$414,464

Direct Financing Receivables

As of both March 31, 2022 and December 31, 2021, the Company had $78.6 million of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Minimum lease payments receivable	$157,409	$159,371
Estimated residual value of leased assets	8,938	8,938
Unearned income	(87,788)	(89,672)
Net investment	$78,559	$78,637

As of March 31, 2022, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $5.9 million for the remainder of 2022, average approximately $8.0 million for each of the next five years and $111.7 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of March 31, 2022, $161.9 million of loans and financing receivables were categorized as investment grade and $581.8 million were categorized as non-investment grade. During the three months ended March 31, 2022, there were $0.3 million of reductions of prior provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of March 31, 2022, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $26.5 million in 2022, $17.0 million in 2021, none in 2020, $88.9 million in 2019, none in 2018, and $29.5 million prior to 2018. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $14.5 million in 2022, $103.3 million in 2021, $136.2 million in 2020, $146.5 million in 2019, $27.4 million in 2018 and $153.9 million prior to 2018.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600 million and an accordion feature of $1.0 billion, which allows the size of the facility to be increased up to $1.6 billion. The facility matures in June 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.0625% extension fee. At March 31, 2022, the Company had $359 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $7.3 billion at March 31, 2022.

The facility is recourse to the Company and, as of March 31, 2022, the Company was in compliance with the covenants under the facility.

At March 31, 2022 and December 31, 2021, unamortized financing costs related to the Company’s credit facility totaled $3.5 million and $3.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

Unsecured Notes Payable, net

The Company has completed four public offerings of ten-year unsecured notes (Public Notes). In March 2018, February 2019 and November 2020, the Company completed public offerings of $350 million each in aggregate principal amount. In November 2021, the Company completed a public offering of $375 million in aggregate principal amount. The Public Notes have coupon rates of 4.50%, 4.625%, 2.75% and 2.70%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes, May and November of each year for the 2020 Public Notes, and June and December of each year for the 2021 Public Notes. The notes were issued at 99.515%, 99.260%, 99.558% and 99.877%, respectively, of their principal amounts.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of March 31, 2022, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

In April 2022, the Company entered into an aggregate $600 million of floating-rate, unsecured term loans with a group of lenders; the loans consist of a $400 million five-year loan and a $200 million seven-year loan. In conjunction with entering into these floating-rate term loans, the Company also entered into interest rate swap agreements that effectively convert the floating rates to a weighted average fixed rate of 3.68%. The financial covenants of the term loans match the covenants of the unsecured revolving credit facility. The term loans are senior unsecured obligations of the Company and may be prepaid at any time; the seven-year loan has a prepayment premium of 2% if repaid in year one and 1% if repaid in year two.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2022, the Company was in compliance with its covenants under the NPAs.

The Company’s senior unsecured notes payable are summarized below (dollars in thousands):

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2022	2021
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%	$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%	100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%	200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,800,000	1,800,000
Unamortized discount			(4,584)	(4,740)
Unamortized deferred financing costs			(11,976)	(12,447)
Total unsecured notes payable, net			$1,783,440	$1,782,813

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at March 31, 2022.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of March 31, 2022, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.6 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $301.4 million at March 31, 2022.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		March 31,	December 31,
	Date	Rate		2022	2021
Non-recourse net-lease mortgage notes:
$140,000 Series 2014-1, Class A-2	Apr. 2024 (a)	5.00%		$134,517	$134,692
$150,000 Series 2018-1, Class A-1	Oct. 2024 (b)	3.96%		141,677	142,051
$50,000 Series 2018-1, Class A-3	Oct. 2024 (b)	4.40%		48,792	48,917
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%		260,663	260,999
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%		179,124	180,190
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%		78,488	78,590
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%		45,463	45,521
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%		122,341	123,046
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%		215,348	215,918
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%		160,037	160,447
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%		167,868	168,079
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%		88,666	88,778
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%		167,868	168,079
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%		88,666	88,778
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%		233,549	233,854
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%		134,413	134,583
Total non-recourse net-lease mortgage notes				2,267,480	2,272,522
Non-recourse mortgage notes:
$13,000 note issued May 2012		5.195%		—	9,961
$26,000 note issued August 2012	Sept. 2022	5.05%		19,879	20,085
$6,400 note issued November 2012	Dec. 2022	4.707%		4,887	4,938
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,216	9,309
$17,500 note issued August 2013	Sept. 2023	5.46%		14,084	14,212
$10,075 note issued March 2014	Apr. 2024	5.10%		8,756	8,808
$65,000 note issued June 2016	Jul. 2026	4.75%		58,908	59,223
$41,690 note issued March 2019	Mar. 2029	4.80%		41,130	41,291
$6,944 notes issued March 2013	Apr. 2038	4.50	% (d)	5,294	5,332
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,079	6,106
Total non-recourse mortgage notes				168,233	179,265
Unamortized discount				(473)	(496)
Unamortized deferred financing costs				(24,406)	(25,583)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,410,834	$2,425,708
(a)	Notes were repaid, without penalty, in April 2022 using a portion of the proceeds from the aggregate $600 million of term loans the Company entered into in April 2022.
(b)	Prepayable, without penalty, 24 months prior to maturity.
(c)	Prepayable, without penalty, 36 months prior to maturity.
(d)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Long-term Debt Maturity Schedule

As of March 31, 2022, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2022	$18,184	$99,290	$117,474
2023	23,565	22,182	45,747
2024	22,331	426,914	449,245
2025	20,037	256,612	276,649
2026	17,926	532,142	550,068
2027	9,506	460,472	469,978
Thereafter	30,702	2,295,850	2,326,552
	$142,251	$4,093,462	$4,235,713

5. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program).

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended March 31, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
5,539,138	$30.41	$168.4	$(2.1)	$(0.1)	$166.2

Inception of Program Through March 31, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
16,380,669	$32.31	$529.2	$(7.6)	$(0.7)	$520.9

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of March 31, 2022, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $156.6 million, of which $136.7 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The Company had no derivatives outstanding at either March 31, 2022 or December 31, 2021.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at March 31, 2022 and December 31, 2021. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2022, these debt obligations had an aggregate carrying value of $4,194.3 million and an estimated fair value of $4,147.3 million. At December 31, 2021, these debt obligations had an aggregate carrying value of $4,208.5 million and an estimated fair value of $4,478.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022.

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

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of March 31, 2022, approximately 895 brand names or business concepts in over 120 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated over $13.2 billion of real estate investments. As of March 31, 2022, our investment portfolio totaled approximately $11.2 billion, consisting of investments in 2,965 property locations across the United States. All the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a small part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which ensures the monthly lease payments we will be entitled to receive will increase with greater certainty in an inflationary economic environment. As of March 31, 2022, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2022, the weighted average remaining term of our leases (calculated based on base rent) was approximately 13.3 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of that date provide for tenant renewal options (generally two to four five-year options) and leases approximating 12% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then fair market value or our cost, as defined in the lease contracts).

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

Since early 2020, the world has been impacted by the COVID-19 pandemic. At various times, the COVID-19 pandemic has primarily impacted us through government mandated limits (i.e., required closures or limits on operations and social distancing requirements) imposed on our tenants’ businesses and continuing public perceptions regarding safety, which have impacted certain tenants’ ability to pay their rent to us. As government-mandated restrictions have been lifted, our tenants have increased their business activity and their ability to meet their financial obligations to us under their lease contracts. As a result, our rent and interest collections have returned to pre-pandemic levels and, essentially, all of our properties are open for business.

We worked directly with our impacted tenants during the pandemic to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. During the three months ended March 31, 2022, we recognized an additional $0.7 million of net revenue related to deferral arrangements and collected $3.4 million in repayments of amounts previously deferred. Our tenants continue to repay the receivables generated as a result of the deferral arrangements in accordance with their terms.

Liquidity and Capital Resources

As of March 31, 2022, our investment portfolio stood at approximately $11.2 billion, consisting of investments in 2,965 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of March 31, 2022, the weighted average remaining term of our leases was approximately 13.3 years and the contracts related to just 18 properties, representing 0.3% of our annual base rent and interest, are due to expire during the remainder of 2022; 78% of our leases have ten years or more remaining in their base lease term. As of March 31, 2022, 16 of our 2,965 properties were vacant and not subject to a lease, which represents a 99.5% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of March 31, 2022, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $156.6 million, the majority of which is expected to be funded in the next twelve months.

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

As of March 31, 2022, all our long-term debt was fixed-rate debt and our weighted average debt maturity was 6.6 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In October 2021, S&P Global Ratings raised its outlook on the Company to positive from stable and affirmed its BBB issuer credit rating. In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio). Our leverage, expressed as the ratio of debt (net of cash and cash equivalents) to the cost of our investment portfolio, was approximately 41% at March 31, 2022.

Our secured non-recourse borrowings are obtained through multiple debt markets – primarily the asset-backed securities debt market. The vast majority of our secured non-recourse borrowings were made through an investment-grade-rated debt program we designed, which we call our Master Funding debt program. By design, this program provides flexibility not commonly found in most secured non-recourse debt and which is described in Non-recourse Secured Debt below. To a much lesser extent, we may also obtain fixed-rate non-recourse mortgage financing through the commercial mortgage-backed securities debt market or from banks and insurance companies secured by specific properties we pledge as collateral.

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of March 31, 2022, our secured non-recourse borrowings had a loan-to-cost ratio of approximately 63% and approximately 35% of our investment portfolio serves as collateral for this long-term debt. The remaining 65% of our portfolio properties, aggregating approximately $7.3 billion at March 31, 2022, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

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

Unsecured Revolving Credit Facility

Typically, we use our $600 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. As of March 31, 2022, we had $359.0 million outstanding under our unsecured revolving credit facility.

Our unsecured revolving credit facility also has an accordion feature of $1.0 billion, which gives us a maximum borrowing capacity of $1.6 billion. The facility matures in June 2025 and includes two six-month extension options, subject to certain conditions. Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.40%. The credit spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30%. The currently applicable credit spread for LIBOR-based borrowings is 0.85% and the facility fee is 0.20%. Our credit agreement does allow for a further reduction in the pricing for LIBOR-based borrowings if certain environmental sustainability metrics are met.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $7.3 billion at March 31, 2022. The facility is recourse to us, and, as of March 31, 2022, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In November 2021, we completed our fourth issuance of underwritten public notes in an aggregate principal amount of $375.0 million with a coupon rate of 2.70%, and as of March 31, 2022, we had an aggregate principal amount of $1.4 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2022, we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes are similar to our unsecured revolving credit facility, and, as of March 31, 2022, we were in compliance with these covenants. The aggregate outstanding principal amount of our unsecured senior notes was $1.8 billion as of March 31, 2022.

In April 2022, we entered into an aggregate $600 million of floating-rate, unsecured term loans with a group of lenders; the loans consist of a $400 million five-year term loan and a $200 million seven-year term loan. In connection with entering into these floating-rate term loans, we also entered into interest rate swap agreements that effectively convert the floating rates to a weighted average fixed rate of 3.68%. The financial covenants of the term loans match the covenants of our unsecured revolving credit facility. The term loans may be prepaid at any time; the seven-year term loan requires a prepayment premium of 2% if repaid in year one and 1% if repaid in year two. In conjunction with this transaction, we paid down outstanding balances on our unsecured revolving credit facility and prepaid, without penalty, $134.5 million of STORE Master Funding Series 2014-1, Class A-2 notes, which were scheduled to mature in 2024 and bore an interest rate of 5.0%.

Non-recourse Secured Debt

As of March 31, 2022, approximately 32% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and our Series 2019-1 transaction in November 2019 marked our first issuance of 15-year notes. We believe these two precedent transactions both broadened the market for our STORE Master Funding debt program and gave us access to lower cost secured debt which is evidence by our most recent Series 2021-1 transaction in June 2021 which was issued at a weighted average coupon rate of 2.80%.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of March 31, 2022, there was an aggregate $190.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short term borrowings as we have done from time to time in the past.

The ABS notes outstanding at March 31, 2022 totaled $2.3 billion in Class A principal amount and were supported by a collateral pool of approximately $3.6 billion representing 1,157 property locations operated by 212 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the three months ended March 31, 2022, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $47 million on cash collections of $78 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 2.4 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

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

Debt Summary

As of March 31, 2022, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $4.2 billion, a weighted average maturity of 6.6 years and a weighted average interest rate of 3.9%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2022:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,268	$3,582	$—	$3,582
Other mortgage notes payable	168	301	—	301
Total non-recourse debt	2,436	3,883	—	3,883
Unsecured notes and term loans payable	1,800	—	—	—
Unsecured credit facility	359	—	—	—
Total unsecured debt (including revolving credit facility)	2,159	—	—	—
Unencumbered real estate assets	—	5,989	1,326	7,315
Total debt	$4,595	$9,872	$1,326	$11,198

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

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended March 31, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
5,539,138	$30.41	$168.4	$(2.1)	$(0.1)	$166.2

Inception of Program Through March 31, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
16,380,669	$32.31	$529.2	$(7.6)	$(0.7)	$520.9

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the three months ended March 31, 2022 increased by $37.0 million over the same period in 2021, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Our investments in real estate, loans and financing receivables during the first three months of 2022 were $242.1 million more than the same period in 2021. During the three months ended March 31, 2022, our investment activity was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility, proceeds from the issuance of stock and proceeds from the sale of real estate properties,. Investment activity during the same period in 2021 was primarily funded with a combination of cash from operations, proceeds from the issuance of stock and proceeds from the sale of real estate properties. From a financing perspective, our activities provided $266.5 million of net cash during the three months ended March 31, 2022 as compared to use of net cash of $14.7 million during the same period in 2021; cash financing activities in 2022 included $229.0 million of net borrowings on our unsecured revolving credit facility. We paid dividends to our stockholders totaling $106.7 million and $98.2 million during the first three months of 2022 and 2021, respectively; we increased our quarterly dividend in the third quarter of 2021 by 6.9% to an annualized $1.54 per common share.

	Three Months Ended March 31,		Increase
(In thousands)	2022	2021	(Decrease)
Net cash provided by operating activities	$160,887	$123,889	$36,998
Net cash used in investing activities	(456,017)	(131,178)	(324,839)
Net cash provided by (used in) financing activities	266,485	(14,670)	281,155
Net (decrease) in cash, cash equivalents and restricted cash	$(28,645)	$(21,959)	$(6,686)

As of March 31, 2022, we had liquidity of $39.3 million on our balance sheet. Management believes that our current cash balance, over $240.0 million of immediate borrowing capacity available on our unsecured revolving credit facility, the cash generated by our operations as well as the $1.0 billion of liquidity available to us under the accordion feature of our recently amended credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2022 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Portfolio Information

As of March 31, 2022, our total investment in real estate and loans approximated $11.2 billion, representing investments in 2,965 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 790 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 13.3 years.

Our real estate portfolio is highly diversified. As of March 31, 2022, our 2,965 property locations were operated by 573 customers across the United States. Our customers are typically established regional and national operators, with approximately 50% of our base rent and interest coming from customers with over $200 million in annual revenues. Our largest customer represented approximately 3.0% of our portfolio at March 31, 2022, and our top ten largest customers represented 18.0% of base rent and interest. Our customers operate their businesses across approximately 895 brand names or business concepts in over 120 industries. The largest of the business concepts represented 2.2% of our base rent and interest as of March 31, 2022 and approximately 85% of the concepts represented less than 1% of base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on March 31, 2022, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of March 31, 2022, our property locations were operated by 573 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	3.0%	28
LBM Acquisition, LLC (Building materials distribution)	2.9	156
Fleet Farm Group LLC	2.2	9
Cadence Education, Inc. (Early childhood/elementary education)	2.0	75
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.6	30
CWGS Group, LLC (Camping World/Gander Outdoors)	1.4	20
Great Outdoors Group, LLC (Cabela's)	1.3	9
American Multi-Cinema, Inc.	1.2	14
Zips Holdings, LLC	1.2	44
At Home Stores LLC	1.2	11
All other (563 customers)	82.0	2,569
Total	100.0%	2,965

Diversification by Industry

As of March 31, 2022, our customers’ business concepts were diversified across more than 120 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 79 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	7.0%	360	2,547
Restaurants—limited service	4.9	403	1,286
Early childhood education centers	6.1	277	2,919
Automotive repair and maintenance	5.6	241	1,385
Health clubs	5.2	91	3,199
Pet care facilities	3.4	186	1,743
Lumber & construction materials wholesalers	3.2	167	6,865
All other service (32 industry groups)	28.7	666	27,859
Total service	64.1	2,391	47,803
Retail:
Farm and ranch supply	3.3	41	4,136
Furniture	3.2	64	3,569
All other retail (16 industry groups)	9.2	155	7,122
Total retail	15.7	260	14,827
Manufacturing:
Metal fabrication	5.9	112	14,499
All other manufacturing (21 industry groups)	14.3	202	26,390
Total manufacturing	20.2	314	40,889
Total	100.0%	2,965	103,519

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of March 31, 2022:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	11.2%	350
Illinois	6.1	181
California	5.8	80
Georgia	5.7	169
Florida	5.1	160
Wisconsin	5.0	87
Ohio	4.9	148
Arizona	4.3	90
Tennessee	3.7	124
Michigan	3.3	105
All other (39 states) (1)	44.9	1,471
Total	100.0%	2,965
(1)	Includes one property in Ontario, Canada which represents less than 0.1% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of March 31, 2022:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2022	0.3%	18
2023	1.1	10
2024	0.6	21
2025	0.9	23
2026	1.5	55
2027	1.6	55
2028	2.9	68
2029	4.7	153
2030	3.4	147
2031	5.1	214
Thereafter	77.9	2,185
Total	100.0%	2,949
(1)	Expiration year of contracts in place as of March 31, 2022 and excludes any tenant option renewal periods.
(2)	Excludes 16 properties that were vacant and not subject to a lease as of March 31, 2022.

Results of Operations

Overview

As of March 31, 2022, our real estate investment portfolio had grown to approximately $11.2 billion, consisting of investments in 2,965 property locations in 49 states, operated by more than 570 customers in various industries. Approximately 93% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 7% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,		Increase
(In thousands)	2022	2021	(Decrease)
Total revenues	$222,116	$182,261	$39,855
Expenses:
Interest	43,999	41,828	2,171
Property costs	4,241	4,663	(422)
General and administrative	17,016	25,006	(7,990)
Depreciation and amortization	72,639	63,567	9,072
Provisions for impairment	912	7,350	(6,438)
Total expenses	138,807	142,414	(3,607)
Other income:
Net gain on dispositions of real estate	6,076	15,670	(9,594)
Loss from non-real estate, equity method investment	(2,157)	(363)	(1,794)
Income before income taxes	87,228	55,154	32,074
Income tax expense	206	194	12
Net income	$87,022	$54,960	$32,062

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $9.7 billion in gross investment amount representing 2,656 properties as of March 31, 2021 to approximately $11.2 billion in gross investment amount representing 2,965 properties at March 31, 2022. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $10.8 billion in 2022 and $9.6 billion in 2021. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing a full year of revenue in 2022 on acquisitions that were made during 2021. Similarly, the full revenue impact of acquisitions made during the first quarter of 2022 will not be seen until the second quarter of 2022. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During the three months ended March 31, 2022, we collected $4.6 million in early lease termination fees, primarily related to certain property sales, which are included in other income; we did not recognize any similar revenues during 2021.

As previously noted, we provided short-term rent deferral arrangements to certain of our tenants during the pandemic to help them continue to meet their rent payment obligations to us. Essentially all of our rent deferral arrangements with our tenants have now ended and our tenants continue to repay previously deferred rent in accordance with their agreements.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. During the three months ended March 31, 2022, the weighted average lease rate on our new investments was approximately 0.7% lower as compared to the same period in 2021 but was in line with rates achieved during late 2021. The weighted average initial capitalization rate on the properties we acquired during the first quarters of 2022 and 2021 was 7.1% and 7.8%, respectively. As we expected, we saw some capitalization rate compression across the industry in the first quarter of 2022; it appears that market lease rates have begun to stabilize and we have seen recent upward pressure on capitalization rates.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Interest expense - credit facility	$500	$—
Interest expense - credit facility fees	300	300
Interest expense - long-term debt (secured and unsecured)	41,448	39,642
Capitalized interest	(410)	(214)
Amortization of deferred financing costs and other	2,161	2,100
Total interest expense	$43,999	$41,828
Credit facility:
Average debt outstanding	$181,044	$—
Average interest rate during the period (excluding facility fees)	1.1%	—%
Long-term debt (secured and unsecured):
Average debt outstanding	$4,242,707	$3,747,696
Average interest rate during the period	3.9%	4.2%

The increase in average outstanding long-term debt was the primary driver for the increase in interest expense on long-term debt. Long-term debt added after March 31, 2021 primarily consisted of $515.0 million of STORE Master Funding Series 2021-1 notes, which bear a weighted average interest rate of 2.80%, issued in late June 2021 and $375 million of 2.70% senior unsecured notes issued in November 2021. Long-term debt repaid in full, without penalties, since March 31, 2021 included our remaining $100 million bank term loan, $86.7 million of STORE Master Funding Series 2013-1 Class A-2 notes in May 2021; $83.3 million of Series 2013-2, Class A-2 notes in July 2021, and $85.9 million of STORE Master Funding Series 2013-3 Class A-2 notes in November 2021. The three series of STORE Master Funding notes that were repaid were scheduled to mature in 2023 and bore a weighted average interest rate of 5.06%. As of March 31, 2022, we had $4.2 billion of long-term debt outstanding with a weighted average interest rate of just over 3.9%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility increased from 2021 primarily as a result of the increased level of borrowings outstanding on the revolver during the first quarter of 2022. As of March 31, 2022, we had $359 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2022, we owned 16 properties that were vacant and not subject to a lease and the lease contracts related to just 18 properties we own are due to expire during the remainder of 2022. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of March 31, 2022, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended March 31,
	2022	2021
Property-level operating costs (a)	$2,715	$3,131
Ground lease-related intangibles amortization expense	117	117
Operating ground lease payments made by STORE Capital	33	73
Operating ground lease payments made by STORE Capital tenants	526	524
Operating ground lease straight-line rent expense	196	197
Property taxes payable from tenant impounds	654	621
Total property costs	$4,241	$4,663
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $17.0 million for the three months ended March 31, 2022 as compared to $25.0 million for the same period in 2021.

General and administrative expenses for the three months ended March 31, 2021 included $10.1 million related to the expense for certain modified performance-based stock based compensation awards granted in 2018 and 2019; excluding this one-time expense catch-up from first quarter 2021 expenses, general and administrative expenses increased $2.1 million for the first quarter of 2022 as compared to 2021.

We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale. Excluding noncash, stock-based compensation expense from both periods, general and administrative expenses for the twelve-month period ended March 31, 2022 represented 0.44% of average portfolio assets as compared to 0.47% for the comparable twelve-month period ended March 31, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $63.6 million for the three months ended March 31, 2021 to $72.6 million for the comparable period in 2022.

Provisions for Impairment

During the three months ended March 31, 2022, we recognized $1.2 million in provisions for the impairment of real estate and had a reduction of $0.3 million in provisions for credit losses related to our loans and financing receivables. We recognized an aggregate of $7.4 million in provisions for the impairment of real estate and credit losses during the three months ended March 31, 2021.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended March 31, 2022, we recognized a $6.1 million aggregate net gain on the sale of 11 properties. In comparison, for the three months ended March 31, 2021, we recognized a $15.7 million aggregate net gain on the sale of 44 properties.

Net Income

For the three months ended March 31, 2022, our net income was $87.0 million reflecting increases from $55.0 million for the comparable period in 2021. The change in net income is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income and lower general and administrative expenses which were primarily offset by increases in depreciation and amortization and lower net gain from dispositions of real estate, as noted above.

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

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains (or losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional revenues and expenses such as, as applicable, straight-line rents, including construction period rent deferrals, and the amortization of deferred financing costs, stock-based compensation, lease-related intangibles and executive severance and transition costs as such items have no impact on long-term operating performance. As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income. STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net Income	$87,022	$54,960
Depreciation and amortization of real estate assets	72,566	63,507
Provision for impairment of real estate	1,200	5,350
Net gain on dispositions of real estate	(6,076)	(15,670)
Funds from Operations (a)	154,712	108,147
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(1,502)	(1,511)
Construction period rent deferrals	1,366	628
Amortization of:
Equity-based compensation (b)	3,068	12,905
Deferred financing costs and other	2,161	2,100
Lease-related intangibles and costs	678	827
(Reduction in) provisions for loan losses	(288)	2,000
Lease termination fees	(4,174)	—
Capitalized interest	(410)	(214)
Loss from non-real estate, equity method investment	2,157	363
Adjusted Funds from Operations (a)	$157,768	$125,245

(a)	FFO and AFFO for the three months ended March 31, 2022 and 2021, include approximately $0.7 million and $2.0 million, respectively, of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic. We account for these deferral arrangements as rental revenue and a corresponding increase in receivables, which are included in other assets, net on the condensed consolidated balance sheet. For the three months ended March 31, 2022 and 2021, FFO and AFFO exclude $3.4 million and $5.9 million, respectively, collected under these short-term deferral arrangements.
(b)	For the three months ended March 31, 2021, stock-based compensation expense included $10.1 million of expense related to the modification of certain performance-based awards granted in 2018 and 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At March 31, 2022, all our long-term debt carried a fixed interest rate and the weighted average debt maturity was approximately 6.6 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

At March 31, 2022, the Company’s $600 million unsecured revolving credit facility, which matures in June 2025, is its only contract indexed to LIBOR; as a result, during the recent amendment of this credit facility, alternative reference rate transition language was added to the credit agreement in anticipation of the LIBOR transition. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2022, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of March 31, 2022 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and filed with the Securities and Exchange Commission on February 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the first quarter of 2022 were in connection with this tax withholding obligation. During the three months ended March 31, 2022, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2022 through January 31, 2022	32,560	$34.78
February 1, 2022 through February 28, 2022	156,266	$30.43
March 1, 2022 through March 31, 2022	-	$-
Total	188,826	$31.18

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Description	Location
10.1	*	Employment Agreement dated as of April 15, 2021, by and among STORE Capital Corporation, STORE Capital Advisors, LLC, and Craig Barnett.	Filed herewith.
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1		Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2		Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS		Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

*indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: May 5, 2022	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)