Form 10-Q
period 2022-06-30
STORE CAPITAL Corp
filed 2022-08-05
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, there were 282,687,795 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,300,120	$3,133,402
Buildings and improvements	7,341,664	6,802,918
Intangible lease assets	62,132	54,971
Total real estate investments	10,703,916	9,991,291
Less accumulated depreciation and amortization	(1,289,861)	(1,159,292)
	9,414,055	8,831,999
Real estate investments held for sale, net	23,179	25,154
Operating ground lease assets	32,601	33,318
Loans and financing receivables, net	710,186	697,269
Net investments	10,180,021	9,587,740
Cash and cash equivalents	30,855	64,269
Other assets, net	115,616	121,073
Total assets	$10,326,492	$9,773,082

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$45,000	$130,000
Unsecured notes and term loans payable, net	2,381,200	1,782,813
Non-recourse debt obligations of consolidated special purpose entities, net	2,252,667	2,425,708
Dividends payable	108,835	105,415
Operating lease liabilities	37,035	37,637
Accrued expenses, deferred revenue and other liabilities	140,433	147,380
Total liabilities	4,965,170	4,628,953
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 282,688,860 and 273,806,225 shares issued and outstanding, respectively	2,827	2,738
Capital in excess of par value	5,997,378	5,745,692
Distributions in excess of retained earnings	(642,945)	(602,137)
Accumulated other comprehensive income (loss)	4,062	(2,164)
Total stockholders’ equity	5,361,322	5,144,129
Total liabilities and stockholders’ equity	$10,326,492	$9,773,082

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenues	$209,994	$180,164	$412,055	$349,492
Interest income on loans and financing receivables	13,039	11,660	27,969	24,223
Other income	739	222	5,864	592
Total revenues	223,772	192,046	445,888	374,307
Expenses:
Interest	45,908	41,709	89,907	83,537
Property costs	2,314	5,168	6,555	9,831
General and administrative	15,938	16,089	32,954	41,095
Depreciation and amortization	76,017	65,035	148,656	128,602
Provisions for impairment	5,300	6,600	6,212	13,950
Total expenses	145,477	134,601	284,284	277,015
Other income:
Net gain on dispositions of real estate	13,656	5,880	19,732	21,550
Loss from non-real estate, equity method investments	(1,175)	(705)	(3,332)	(1,068)
Income before income taxes	90,776	62,620	178,004	117,774
Income tax expense	271	189	477	383
Net income	$90,505	$62,431	$177,527	$117,391

Net income per share of common stock
Basic	$0.32	$0.23	$0.64	$0.44
Diluted	$0.32	$0.23	$0.64	$0.44
Weighted average common shares outstanding:
Basic	280,839,392	270,293,555	277,937,454	268,340,974
Diluted	280,839,392	270,293,555	277,937,454	268,340,974

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$90,505	$62,431	$177,527	$117,391
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	4,342	—	4,342	(3)
Cash flow hedge losses reclassified to interest expense	1,823	146	1,884	511
Total other comprehensive income	6,165	146	6,226	508
Total comprehensive income	$96,670	$62,577	$183,753	$117,899

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Three Months Ended June 30, 2022
Balance at March 31, 2022	279,595,851	$2,796	$5,910,856	$(624,558)	$(2,103)	$5,286,991
Net income	—	—	—	90,505	—	90,505
Other comprehensive income	—	—	—	—	6,165	6,165
Issuance of common stock, net of costs of $999	3,068,633	31	83,413	—	—	83,444
Equity-based compensation	38,346	—	3,408	27	—	3,435
Shares repurchased under stock compensation plan	(13,970)	—	(299)	(84)	—	(383)
Common dividends declared ($0.385 per share)	—	—	—	(108,835)	—	(108,835)
Balance at June 30, 2022	282,688,860	$2,827	$5,997,378	$(642,945)	$4,062	$5,361,322

Six Months Ended June 30, 2022
Balance at December 31, 2021	273,806,225	$2,738	$5,745,692	$(602,137)	$(2,164)	$5,144,129
Net income	—	—	—	177,527	—	177,527
Other comprehensive income	—	—	—	—	6,226	6,226
Issuance of common stock, net of costs of $3,268	8,607,771	86	249,520	—	—	249,606
Equity-based compensation	477,660	3	6,473	108	—	6,584
Shares repurchased under stock compensation plan	(202,796)	—	(4,307)	(1,964)	—	(6,271)
Common dividends declared ($0.77 per share) and dividend equivalents on restricted stock units	—	—	—	(216,479)	—	(216,479)
Balance at June 30, 2022	282,688,860	$2,827	$5,997,378	$(642,945)	$4,062	$5,361,322

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended June 30, 2021
Balance at March 31, 2021	270,008,071	$2,700	$5,597,279	$(506,141)	$(2,433)	$5,091,405
Net income	—	—	—	62,431	—	62,431
Other comprehensive income	—	—	—	—	146	146
Issuance of common stock, net of costs of $897	1,648,040	16	55,395	—	—	55,411
Equity-based compensation	48,167	1	4,788	—	—	4,789
Shares repurchased under stock compensation plan	(16,156)	—	(339)	(200)	—	(539)
Common dividends declared ($0.36 per share)	—	—	—	(97,807)	—	(97,807)
Balance at June 30, 2021	271,688,122	$2,717	$5,657,123	$(541,717)	$(2,287)	$5,115,836

Six Months Ended June 30, 2021
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778
Net income	—	—	—	117,391	—	117,391
Other comprehensive income	—	—	—	—	508	508
Issuance of common stock, net of costs of $2,858	5,131,091	51	169,463	—	—	169,514
Equity-based compensation	727,753	5	17,689	—	—	17,694
Shares repurchased under stock compensation plan	(283,398)	—	(5,918)	(3,427)	—	(9,345)
Common dividends declared ($0.72 per share) and dividend equivalents on restricted stock units	—	—	—	(195,704)	—	(195,704)
Balance at June 30, 2021	271,688,122	$2,717	$5,657,123	$(541,717)	$(2,287)	$5,115,836

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$177,527	$117,391
Adjustments to net income:
Depreciation and amortization	148,656	128,602
Amortization of deferred financing costs and other noncash interest expense	5,184	4,698
Amortization of equity-based compensation	6,477	17,694
Provisions for impairment	6,212	13,950
Net gain on dispositions of real estate	(19,732)	(21,550)
Loss from non-real estate, equity method investments	3,332	1,068
Distribution received from non-real estate, equity method investment	468	—
Noncash revenue and other	(2,460)	(5,436)
Changes in operating assets and liabilities:
Other assets	8,145	10,666
Accrued expenses, deferred revenue and other liabilities	(5,944)	(1,791)
Net cash provided by operating activities	327,865	265,292
Investing activities
Acquisition of and additions to real estate	(834,645)	(570,156)
Investment in loans and financing receivables	(62,369)	(44,933)
Collections of principal on loans and financing receivables	49,968	6,691
Proceeds from dispositions of real estate	117,239	172,492
Contribution made to non-real estate, equity method investment	(468)	—
Net cash used in investing activities	(730,275)	(435,906)
Financing activities
Borrowings under credit facility	343,000	279,000
Repayments under credit facility	(428,000)	(279,000)
Borrowings under unsecured notes and term loans payable	600,000	—
Repayments under unsecured notes and term loans payable	—	(100,000)
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	514,785
Repayments under non-recourse debt obligations of consolidated special purpose entities	(176,214)	(116,447)
Financing costs paid	(3,024)	(10,755)
Proceeds from the issuance of common stock	252,873	172,372
Stock issuance costs paid	(3,268)	(2,931)
Shares repurchased under stock compensation plans	(6,271)	(9,345)
Dividends paid	(214,331)	(195,396)
Net cash provided by financing activities	364,765	252,283
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,645)	81,669
Cash, cash equivalents and restricted cash, beginning of period	70,049	176,576
Cash, cash equivalents and restricted cash, end of period	$32,404	$258,245

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,855	$168,567
Restricted cash included in other assets	1,549	89,678
Total cash, cash equivalents and restricted cash	$32,404	$258,245

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$17,593	$15,484
Acquisition of real estate assets from borrowers under loans and financing receivables	8,945	35,384
Accrued financing and stock issuance costs	66	209
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$83,631	$79,088
Cash paid during the period for income and franchise taxes	2,183	1,859

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At June 30, 2022 and December 31, 2021, these special purpose entities held assets totaling $9.1 billion and $8.5 billion, respectively, and had third-party liabilities totaling $2.4 billion and $2.6 billion, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Impact of the COVID-19 Pandemic

Since the beginning of the novel coronavirus (COVID-19) pandemic in early 2020, the Company has provided to certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts; net revenue recognized under these deferral arrangements results in a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheets. For the three and six months ended June 30, 2022, the Company recognized an additional $0.3 million and $1.0 million, respectively, of net revenue and collected $3.8 million and $7.2 million, respectively, of the receivables associated with these deferral arrangements. During the three and six months ended June 30, 2021, the Company recognized $2.9 million and $4.9 million, respectively, of net revenue and collected $5.4 million and $11.3 million, respectively, in repayments of amounts deferred.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of June 30, 2022 and December 31, 2021, the Company had $42.9 million and $39.4 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (CPI) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 3.7% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the three and six months ended June 30, 2022, the Company recognized aggregate provisions for the impairment of real estate of $5.3 million and $6.5 million, respectively. For the assets impaired in 2022, the estimated aggregate fair value of the impaired real estate assets at the time of impairment was $36.6 million. The Company recognized an aggregate provision for the impairment of real estate of $6.6 million and $12.0 million during the three and six months ended June 30, 2021, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of June 30, 2022 and December 31, 2021, the Company had loans receivable with an aggregate outstanding principal balance of $22.1 million and $28.8 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC Topic 326). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. For the six months ended June 30, 2022, the Company recognized an estimated $0.3 million net reduction of prior provisions for credit losses related to its loans and financing receivables; the reduction of the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of income. During the three and six months ended June 30, 2022, the Company wrote off $3.7 million of loans receivable against previously established reserves for credit losses. For the six months ended June 30, 2021, the Company recognized an estimated $2.0 million of provisions for credit losses.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $1.5 million and $5.8 million of restricted cash at June 30, 2022 and December 31, 2021, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of June 30, 2022, the Company had seven interest rate swap agreements in place. One of the interest rate swap agreements has a notional amount of $200.0 million and was designated as a cash flow hedge of the Company's $200.0 million floating-rate bank term loan due in April 2029. The remaining six interest rate swap agreements have an aggregate notional amount of $400.0 million and were designated as cash flow hedges of the Company's $400.0 million floating-rate bank term loan due in April 2027 (Note 4).

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

Share-based Compensation

Directors and employees of the Company have been granted long-term incentive awards, including restricted stock awards (RSAs) and restricted stock unit awards (RSUs), which provide such directors and employees with equity interests as an incentive to remain in the Company’s service and to align their interests with those of the Company’s stockholders.

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the six months ended June 30, 2022, the Company granted RSAs representing 233,147 shares of restricted common stock to its directors and employees. During the same period, RSAs representing 166,770 shares of restricted stock vested and RSAs representing 53,092 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 82,321 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of June 30, 2022, the Company had 450,709 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2019 through 2022 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche-by-tranche basis ratably over the vesting periods. During the six months ended June 30, 2022, the Company awarded 629,307 RSUs to its executive officers. In connection with the vesting of 297,605 RSUs, the Company repurchased 120,475 shares during the six months ended June 30, 2022 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of June 30, 2022, there were 1,635,061 RSUs outstanding.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2017 and tax returns filed for 2018 through 2021 are subject to examination by these jurisdictions. As of June 30, 2022, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at June 30, 2022 or December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$90,505	$62,431	$177,527	$117,391
Less: Earnings attributable to unvested restricted shares	(147)	(213)	(249)	(440)
Net income used in basic and diluted income per share	$90,358	$62,218	$177,278	$116,951
Denominator:
Weighted average common shares outstanding	281,296,858	270,909,151	278,396,475	268,961,123
Less: Weighted average number of shares of unvested restricted stock	(457,466)	(615,596)	(459,021)	(620,149)
Weighted average shares outstanding used in basic income per share	280,839,392	270,293,555	277,937,454	268,340,974
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—	—	—
Weighted average shares outstanding used in diluted income per share	280,839,392	270,293,555	277,937,454	268,340,974
(a)	For the three months ended June 30, 2022 and 2021, excludes 58,294 shares and 208,824 shares, respectively, and for the six months ended June 30, 2022 and 2021, excludes 108,048 shares and 229,285 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At June 30, 2022, STORE Capital had investments in 3,012 property locations representing 2,960 owned properties (of which 90 are accounted for as financing arrangements and 22 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 28 properties which secure mortgage loans. The gross investment portfolio totaled $11.47 billion at June 30, 2022 and consisted of the gross acquisition cost of the real estate investments totaling $10.7 billion, loans and financing receivables with an aggregate carrying amount of $710.2 million and operating ground lease assets totaling $32.6 million. As of June 30, 2022, approximately 34% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the six months ended June 30, 2022, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2021	2,866	$10,748,937
Acquisition of and additions to real estate (a) (b)	156	842,044
Investment in loans and financing receivables	17	62,369
Sales of real estate	(24)	(107,764)
Principal collections on loans and financing receivables (b)	(3)	(58,913)
Net change in operating ground lease assets (c)		(717)
Provisions for impairment		(6,212)
Other		(7,521)
Gross investments, June 30, 2022 (d)		11,472,223
Less accumulated depreciation and amortization (d)		(1,292,202)
Net investments, June 30, 2022	3,012	$10,180,021
(a)	Excludes $19.1 million of tenant improvement advances disbursed in 2022 which were accrued as of December 31, 2021.
(b)	Includes $8.9 million relating to a mortgage loan receivable which was repaid in full through a non-cash transaction in which the Company acquired the underlying collateral property (buildings and improvements) and leased them back to a customer.
(c)	Represents amortization recognized on operating ground lease assets during the six months ended June 30, 2022.
(d)	Includes the dollar amount of investments ($25.5 million) and the accumulated depreciation ($2.3 million) related to real estate investments held for sale at June 30, 2022.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenues:
Operating leases (a)(c)	$209,882	$180,004	$411,774	$349,320
Sublease income - operating ground leases (b)	703	702	1,406	1,405
Amortization of lease related intangibles and costs	(591)	(542)	(1,125)	(1,233)
Total rental revenues	$209,994	$180,164	$412,055	$349,492

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$5,877	$5,191	$13,756	$11,120
Sale-leaseback transactions accounted for as financing arrangements	5,686	4,464	11,013	8,560
Direct financing receivables	1,476	2,005	3,200	4,543
Total interest income on loans and financing receivables	$13,039	$11,660	$27,969	$24,223
(a)	For the three months ended June 30, 2022 and 2021, includes $711,000 and $624,000, respectively, of property tax tenant reimbursement revenue and includes $0.3 million and $3.1 million, respectively, of variable lease revenue. For the six months ended June 30, 2022 and 2021, includes $1.4 million and $1.2 million, respectively, of property tax reimbursement revenue and includes $0.8 million and $6.2 million, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the three and six months ended June 30, 2022, includes $0.3 million and $1.0 million, respectively, of revenue that has been recognized related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheets. For the three and six months ended June 30, 2021, includes $2.9 million and $4.9 million, respectively, of revenue related to COVID-19 rent and financing relief arrangements.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 579 customers geographically dispersed throughout 49 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at June 30, 2022. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at June 30, 2022, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, as of June 30, 2022, the largest customer also represented 2.9% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 910 concepts; the largest of these concepts represented 2.1% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of June 30, 2022 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	759	$1,330,875	12%
Automotive repair and maintenance	253	674,775	6
Early childhood education centers	279	657,557	6
Metal fabrication	114	652,881	6
Health clubs	94	599,714	5
Furniture stores	65	425,003	4
Farm and ranch supply stores	41	377,293	3
All other service industries	1,038	3,956,364	34
All other retail industries	154	1,137,374	10
All other manufacturing industries	215	1,660,387	14
Total (a)	3,012	$11,472,223	100%
(a)	Includes the dollar amount of investments ($25.5 million) related to real estate investments held for sale at June 30, 2022.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at June 30, 2022 was approximately 13.2 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At June 30, 2022, 16 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of June 30, 2022, are as follows (in thousands):

Remainder of 2022	$428,853
2023	858,487
2024	851,339
2025	847,880
2026	841,577
2027	829,838
Thereafter	6,714,451
Total future minimum rentals (a)	$11,372,425
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	June 30,	December 31,
	2022	2021
In-place leases	$42,683	$35,522
Ground lease-related intangibles	19,449	19,449
Total intangible lease assets	62,132	54,971
Accumulated amortization	(25,531)	(25,285)
Net intangible lease assets	$36,601	$29,686

Aggregate lease intangible amortization included in expense was $0.9 million during both the three months ended June 30, 2022 and 2021, and $1.8 million during both the six months ended June 30, 2022 and 2021. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.2 million during the six months ended June 30, 2021.

Based on the balance of the intangible assets at June 30, 2022, the aggregate amortization expense is expected to be $1.9 million for the remainder of 2022, $3.5 million in 2023, $3.0 million in 2024, $2.5 million in 2025, $2.3 million in 2026 and $2.2 million in 2027. The weighted average remaining amortization period is approximately 10 years for the in-place lease intangibles and approximately 42 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of June 30, 2022, STORE Capital had operating ground lease assets aggregating $32.6 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $821,000 and $827,000 during the three months ended June 30, 2022 and 2021, respectively, and $1.6 million during both the six months ended June 30, 2022 and 2021. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $703,000 and $702,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million for both the six months ended June 30, 2022 and 2021.

The future minimum lease payments to be paid under the operating ground leases as of June 30, 2022 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2022	$200	$1,569	$1,769
2023	4,149	2,629	6,778
2024	55	2,711	2,766
2025	57	2,395	2,452
2026	57	2,233	2,290
2027	57	2,227	2,284
Thereafter	3,014	42,282	45,296
Total lease payments	7,589	56,046	63,635
Less imputed interest	(2,790)	(27,498)	(30,288)
Total operating lease liabilities - ground leases	$4,799	$28,548	$33,347
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $56.0 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	June 30,	December 31,
Type	Rate (a)	Date	2022	2021
Six mortgage loans receivable	7.98%	2022 - 2026	$114,171	$114,911
Three mortgage loans receivable	8.83%	2032 - 2036	11,674	14,444
Fourteen mortgage loans receivable (b)	8.51%	2051 - 2062	193,008	216,547
Total mortgage loans receivable			318,853	345,902
Equipment and other loans receivable	7.34%	2022 - 2036	18,386	25,409
Total principal amount outstanding—loans receivable			337,239	371,311
Unamortized loan origination costs			963	1,046
Sale-leaseback transactions accounted for as financing arrangements (c)	7.51%	2034 - 2043	316,180	255,483
Direct financing receivables			61,063	78,637
Allowance for credit and loan losses (d)			(5,259)	(9,208)
Total loans and financing receivables			$710,186	$697,269
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2042.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and an aggregate $3.9 million of credit losses recognized since the adoption of ASC Topic 326 net of $3.7 million of loans that were written-off against previously established reserves.

Loans Receivable

At June 30, 2022, the Company held 41 loans receivable with an aggregate carrying amount of $334.3 million. Twenty-three of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on ten of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2027) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly interest-only payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2022	$1,524	$25,292	$26,816
2023	3,221	78,479	81,700
2024	2,121	—	2,121
2025	1,916	—	1,916
2026	1,877	20,371	22,248
2027	1,576	548	2,124
Thereafter	182,139	18,175	200,314
Total principal payments	$194,374	$142,865	$337,239

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of June 30, 2022 and December 31, 2021, the Company had $316.2 million and $255.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of June 30, 2022, were as follows (in thousands):

Remainder of 2022	$12,114
2023	24,289
2024	24,436
2025	24,589
2026	24,697
2027	24,812
Thereafter	295,257
Total future scheduled payments	$430,194

Direct Financing Receivables

As of both June 30, 2022 and December 31, 2021, the Company had $61.1 million and $78.6 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Minimum lease payments receivable	$123,031	$159,371
Estimated residual value of leased assets	6,889	8,938
Unearned income	(68,857)	(89,672)
Net investment	$61,063	$78,637

As of June 30, 2022, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $3.2 million for the remainder of 2022, average approximately $6.5 million for each of the next five years and $87.5 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of June 30, 2022, $123.3 million of loans and financing receivables were categorized as investment grade and $591.2 million were categorized as non-investment grade. During the six months ended June 30, 2022, there were $0.3 million of net reductions of prior provisions for credit losses recognized, $3.7 million of write-offs charged against the allowance and no recoveries of amounts previously written off.

As of June 30, 2022, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2022, $8.0 million in 2021, none in 2020, $88.9 million in 2019, none in 2018 and $26.4 million prior to 2018. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $58.7 million in 2022, $104.6 million in 2021, $94.3 million in 2020, $146.4 million in 2019, $34.2 million in 2018 and $153.0 million prior to 2018.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600.0 million and an accordion feature of $1.0 billion, which allows the size of the facility to be increased up to $1.6 billion. The facility matures in June 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.0625% extension fee. At June 30, 2022, the Company had $45.0 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $7.6 billion at June 30, 2022.

The facility is recourse to the Company and, as of June 30, 2022, the Company was in compliance with the covenants under the facility.

At June 30, 2022 and December 31, 2021, unamortized financing costs related to the Company’s credit facility totaled $3.2 million and $3.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

The Company has completed four public offerings of ten-year unsecured notes (Public Notes). In March 2018, February 2019 and November 2020, the Company completed public offerings of $350.0 million each in aggregate principal amount. In November 2021, the Company completed a public offering of $375.0 million in aggregate principal amount. The Public Notes have coupon rates of 4.50%, 4.625%, 2.75% and 2.70%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes, May and November of each year for the 2020 Public Notes, and June and December of each year for the 2021 Public Notes. The notes were issued at 99.515%, 99.260%, 99.558% and 99.877%, respectively, of their principal amounts.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of June 30, 2022, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

In April 2022, the Company entered into a term loan agreement under which the Company borrowed an aggregate $600.0 million of floating-rate, unsecured term loans; the loans consist of a $400.0 million five-year loan and a $200.0 million seven-year loan (Term Loans). The interest rate on each of the Term Loans resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a credit rating-based credit spread ranging from 0.75% to 1.60% on the five-year loan and 1.25% to 2.20% on the seven-year loan. The credit spread currently applicable to the Company is 0.95% for the five-year loan and 1.25% for the seven-year loan. The Company has entered into interest rate swap agreements that effectively convert the floating rates on the Term Loans to a weighted average fixed rate of 3.68%.

The term loan agreement includes an incremental borrowing feature that allows the Company to request additional term borrowings under terms set forth at the time of the incremental borrowing. The Term Loans were arranged with a group of lenders that also participate in the Company’s unsecured revolving credit facility. The financial covenants of the Term Loans match the covenants of the unsecured revolving credit facility. As of June 30, 2022, the Company was in compliance with these covenants. The Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid at any time; the seven-year loan has a prepayment premium of 2% if repaid in year one and 1% if repaid in year two.

The Company has entered into Note Purchase Agreements (NPAs) with institutional purchasers that provided for the private placement of three series of senior unsecured notes aggregating $375.0 million (the Notes). Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company.

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured revolving credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of June 30, 2022, the Company was in compliance with its covenants under the NPAs.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2022	2021
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%		350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%		375,000	375,000
Total notes payable				1,800,000	1,800,000
Term Loans:
Term Loan issued April 2022	Apr. 2027	3.58	% (a)	400,000	—
Term Loan issued April 2022	Apr. 2029	3.88	% (b)	200,000	—
Total term loans				600,000	—
Unamortized discount				(4,427)	(4,740)
Unamortized deferred financing costs				(14,373)	(12,447)
Total unsecured notes and term loans payable, net				$2,381,200	$1,782,813
(a)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable credit spread which was 0.95% at June 30, 2022. The Company has entered into six interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of June 30, 2022.
(b)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable credit spread which was 1.25% at June 30, 2022. The Company has entered into one interest rate swap agreement that effectively converts the floating rate to the fixed rate noted as of June 30, 2022.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at June 30, 2022.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of June 30, 2022, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.6 billion.

In connection with obtaining the Term Loans in April 2022, the Company prepaid, without penalty, $134.5 million of STORE Master Funding Series 2014-1, Class A-2 notes, which bore an interest rate of 5.0% and were scheduled to mature in 2024. At June 30, 2022, the Company recognized $0.8 million of accelerated amortization of deferred financing costs associated with the prepayment.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $261.4 million at June 30, 2022.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		June 30,	December 31,
	Date	Rate		2022	2021
Non-recourse net-lease mortgage notes:
$140,000 Series 2014-1, Class A-2 (a)		5.00%		$—	$134,692
$150,000 Series 2018-1, Class A-1	Oct. 2024 (b)	3.96%		141,302	142,051
$50,000 Series 2018-1, Class A-3	Oct. 2024 (b)	4.40%		48,667	48,917
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%		260,325	260,999
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%		178,047	180,190
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%		78,385	78,590
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%		45,406	45,521
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%		121,628	123,046
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%		214,778	215,918
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%		159,627	160,447
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%		167,658	168,079
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%		88,555	88,778
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%		167,658	168,079
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%		88,555	88,778
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%		233,244	233,854
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%		134,243	134,583
Total non-recourse net-lease mortgage notes				2,128,078	2,272,522
Non-recourse mortgage notes:
$13,000 note issued May 2012		5.195%		—	9,961
$26,000 note issued August 2012		5.05%		—	20,085
$6,400 note issued November 2012	Dec. 2022	4.707%		4,836	4,938
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,124	9,309
$17,500 note issued August 2013	Sept. 2023	5.46%		13,959	14,212
$10,075 note issued March 2014	Apr. 2024	5.10%		8,706	8,808
$65,000 note issued June 2016	Jul. 2026	4.75%		58,605	59,223
$41,690 note issued March 2019	Mar. 2029	4.80%		40,977	41,291
$6,944 notes issued March 2013	Apr. 2038	4.50	% (d)	5,238	5,332
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,050	6,106
Total non-recourse mortgage notes				147,495	179,265
Unamortized discount				(436)	(496)
Unamortized deferred financing costs				(22,470)	(25,583)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,252,667	$2,425,708
(a)	Notes were repaid, without penalty, in April 2022 using a portion of the proceeds from the aggregate $600.0 million of term loans the Company entered into in April 2022.
(b)	Prepayable, without penalty, 24 months prior to maturity.
(c)	Prepayable, without penalty, 36 months prior to maturity.
(d)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of June 30, 2022, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of June 30, 2022, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2022	$11,576	$79,750	$91,326
2023	22,866	22,182	45,048
2024	22,154	293,798	315,952
2025	20,037	256,612	276,649
2026	17,926	532,142	550,068
2027	9,506	860,472	869,978
Thereafter	30,702	2,495,850	2,526,552
	$134,767	$4,540,806	$4,675,573

5. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900.0 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program).

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended June 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
3,068,633	$27.52	$84.4	$(0.9)	$(0.1)	$83.4

Six Months Ended June 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,607,771	$29.38	$252.9	$(3.1)	$(0.2)	$249.6

Inception of Program Through June 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
19,449,302	$31.55	$613.7	$(8.5)	$(0.8)	$604.4

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of June 30, 2022, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $135.1 million, of which $106.7 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The aggregate fair value of the Company’s derivative instruments was an asset of $6.1 million at June 30, 2022; the Company had no derivatives outstanding at December 31, 2021. Derivative assets are included in other assets, net, on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at June 30, 2022 and December 31, 2021. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At June 30, 2022, these debt obligations had an aggregate carrying value of $4,633.9 million and an estimated fair value of $4,308.7 million. At December 31, 2021, these debt obligations had an aggregate carrying value of $4,208.5 million and an estimated fair value of $4,478.4 million.

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

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this quarterly report. New risks and uncertainties arise over time and it is not possible for us to predict those events or how they may affect us. Many of the risks identified herein and in our periodic reports have been and will continue to be heightened as a result of the ongoing and numerous adverse effects arising from the novel coronavirus (COVID-19) pandemic. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of June 30, 2022, approximately 910 brand names or business concepts in over 120 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated more than $13.5 billion of real estate investments. As of June 30, 2022, our investment portfolio totaled approximately $11.4 billion, consisting of investments in 3,012 property locations across the United States. All the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat over the life of the lease contracts. As of June 30, 2022, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2022, the weighted average remaining term of our leases (calculated based on base rent) was approximately 13.2 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of June 30, 2022, provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then fair market value or our cost, as defined in the lease contracts).

We have dedicated an internal team to review and analyze ongoing tenant financial performance, both at the corporate level and with respect to each property we own, in order to identify properties that may no longer be part of our long-term strategic plan. As part of that continuous active-management process, we may decide to sell properties where we believe the property no longer fits within our plan. Because we have generally been able to acquire assets and originate new leases at lease rates above the online commercial real estate auction marketplace, we have been able to sell these assets on both opportunistic and strategic bases, typically for a gain. This gain acts to partially offset any possible losses we may experience in the real estate portfolio.

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

We worked directly with our impacted tenants during the pandemic to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. During the six months ended June 30, 2022, we recognized an additional $1.0 million of net revenue related to deferral arrangements and collected $7.2 million in repayments of amounts previously deferred. Our tenants continue to repay the receivables generated as a result of the deferral arrangements, in accordance with their terms.

Liquidity and Capital Resources

As of June 30, 2022, our investment portfolio stood at approximately $11.4 billion, consisting of investments in 3,012 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of June 30, 2022, the weighted average remaining term of our leases was approximately 13.2 years and the contracts related to just 18 properties, representing 0.3% of our annual base rent and interest, are due to expire during the remainder of 2022; 78% of our leases have ten years or more remaining in their base lease term. As of June 30, 2022, 16 of our 3,012 properties were vacant and not subject to a lease, which represents a 99.5% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of June 30, 2022, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $135.1 million, the majority of which is expected to be funded in the next twelve months.

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

As of June 30, 2022, all our long-term debt was fixed-rate debt, or was effectively converted to a fixed-rate for the term of the debt, and our weighted average debt maturity was 6.4 years. As part of our long-term debt strategy, we develop and maintain broad access to multiple debt sources. We believe that having access to multiple debt markets increases our financing flexibility because different debt markets may attract different kinds of investors, thus expanding our access to a larger pool of potential debt investors. Also, a particular debt market may be more competitive than another at any particular point in time.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. We are currently rated Baa2, BBB and BBB by Moody’s Investors Service, S&P Global Ratings and Fitch Ratings, respectively. In October 2021, S&P Global Ratings raised its outlook on the Company to positive from stable and affirmed its BBB issuer credit rating. In conjunction with our investment-grade debt strategy, we target a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio). Our leverage, expressed as the ratio of debt (net of cash and cash equivalents) to the cost of our investment portfolio, was approximately 41% at June 30, 2022.

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

Our goal is to employ a prudent blend of secured non-recourse debt through our flexible Master Funding debt program, paired with senior unsecured debt that uses our investment grade credit ratings. By balancing the mix of secured and unsecured debt, we can effectively leverage those properties subject to the secured debt in the range of 60%-70% and, at the same time, target a more conservative level of overall corporate leverage by maintaining a large pool of properties that are unencumbered. As of June 30, 2022, our secured non-recourse borrowings had a loan-to-cost ratio of approximately 59% and approximately 34% of our investment portfolio serves as collateral for this long-term debt. The remaining 66% of our portfolio properties, aggregating approximately $7.6 billion at June 30, 2022, are unencumbered and this unencumbered pool of properties provides us the flexibility to access long-term unsecured borrowings. The result is that our growing unencumbered pool of properties can provide higher levels of debt service coverage on the senior unsecured debt than would be the case if we employed only unsecured debt at our overall corporate leverage level. We believe this debt strategy can lead to a lower cost of capital for the Company, especially as we can issue AAA rated debt from our Master Funding debt program, as described further below.

The availability of debt to finance commercial real estate in the United States can, at times, be impacted by economic and other factors that are beyond our control. An example of adverse economic factors occurred during the recession of 2007 to 2009 when availability of debt capital for commercial real estate was significantly curtailed. We seek to reduce the risk that long-term debt capital may be unavailable to us by maintaining the flexibility to issue long-term debt in multiple debt capital markets, both secured and unsecured, and by limiting the period between the time we acquire our real estate and the time we finance our real estate with long-term debt. In addition, we have arranged our unsecured revolving credit facility to have a multi-year term with extension options in order to reduce the risk that short term real estate financing would not be available to us. As we continue to grow our real estate portfolio, we also intend to continue to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Because our long-term secured debt generally requires monthly payments of principal, in addition to the monthly interest payments, the resulting principal amortization also reduces our refinancing risk upon maturity of the debt. As our outstanding debt matures, we may refinance the maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facility. For example, as part of our fourth issuance of senior unsecured public notes in November 2021, we prepaid, without penalty, $85.9 million of STORE Master Funding Series 2013-3 Class A-2 notes and, in connection with our $600.0 million bank term loan transaction in April 2022, we prepaid, without penalty, $134.5 million of STORE Master Funding Series 2014-1, Class A-2 notes. Similar to these prepayment transactions, we may prepay other existing long-term debt in circumstances where we believe it would be economically advantageous to do so.

Unsecured Revolving Credit Facility

Typically, we use our $600.0 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we use to repay the amounts outstanding under our revolving credit facility. As of June 30, 2022, we had $45.0 million outstanding under our unsecured revolving credit facility.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated to approximately $7.6 billion at June 30, 2022. The facility is recourse to us, and, as of June 30, 2022, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In November 2021, we completed our fourth issuance of underwritten public notes in an aggregate principal amount of $375.0 million with a coupon rate of 2.70%, and as of June 30, 2022, we had an aggregate principal amount of $1.4 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2022, we were in compliance with these covenants. Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors and through groups of lenders who also participate in our unsecured revolving credit facility; the financial covenants of the privately placed notes are similar to our unsecured revolving credit facility, and, as of June 30, 2022, we were in compliance with these covenants.

In April 2022, we entered into a term loan agreement under which we borrowed an aggregate $600.0 million of floating-rate, unsecured term loans; the loans consist of a $400.0 million five-year loan and a $200.0 million seven-year loan. The interest rate on each of the term loans resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a credit rating-based credit spread ranging from 0.75% to 1.60% on the five-year loan and 1.25% to 2.20% on the seven-year loan. The applicable credit spread is currently 0.95% for the five-year loan and 1.25% for the seven-year loan. In conjunction with entering into these floating-rate term loans, we also entered into interest rate swap agreements that effectively convert the floating rates to a weighted average fixed rate of 3.68%. Additionally, in connection with the transaction, we paid down outstanding balances on our unsecured revolving credit facility and prepaid, without penalty, $134.5 million of STORE Master Funding Series 2014-1, Class A-2 notes, which bore an interest rate of 5.0% and were scheduled to mature in 2024.

The term loan agreement includes an incremental borrowing feature that allows us to request additional term borrowings under terms set forth at the time of the incremental borrowing. The term loans were arranged with a group of lenders that also participate in our unsecured revolving credit facility. The financial covenants of the term loans match the covenants of the unsecured revolving credit facility. As of June 30, 2022, we were in compliance with these covenants. The term loans are senior unsecured obligations, require monthly interest payments and may be prepaid at any time; the seven-year loan has a prepayment premium of 2% if repaid in year one and 1% if repaid in year two.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $2.4 billion as of June 30, 2022.

Non-recourse Secured Debt

As of June 30, 2022, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings. The Series 2018-1 transaction in October 2018 marked our inaugural issuance of AAA rated notes and our Series 2019-1 transaction in November 2019 marked our first issuance of 15-year notes. We believe these two precedent transactions both broadened the market for our STORE Master Funding debt program and gave us access to lower cost secured debt which is evidenced by our most recent Series 2021-1 transaction in June 2021 which was issued at a weighted average coupon rate of 2.80%.

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of June 30, 2022, there was an aggregate $190.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short term borrowings as we have done from time to time in the past.

The ABS notes outstanding at June 30, 2022 totaled $2.1 billion in Class A principal amount and were supported by a collateral pool of approximately $3.6 billion representing 1,163 property locations operated by 214 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the six months ended June 30, 2022, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $93.0 million on cash collections of $154.0 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 2.5 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future.

To a lesser extent, we may also obtain debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non-recourse to us (subject to certain customary limited exceptions). These discrete borrowings are generally in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.

Debt Summary

As of June 30, 2022, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $4.7 billion, a weighted average maturity of 6.4 years and a weighted average interest rate of just over 3.8%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of June 30, 2022:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,128	$3,608	$—	$3,608
Other mortgage notes payable	148	261	—	261
Total non-recourse debt	2,276	3,869	—	3,869
Unsecured notes and term loans payable	2,400	—	—	—
Unsecured credit facility	45	—	—	—
Total unsecured debt (including revolving credit facility)	2,445	—	—	—
Unencumbered real estate assets	—	6,319	1,284	7,603
Total debt	$4,721	$10,188	$1,284	$11,472

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

Equity

We access the equity markets in various ways. As part of these efforts, we have established “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, we may offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Most recently, in November 2020, we established a $900.0 million ATM program (the 2020 ATM Program) and currently have about $286.0 million of availability under this program.

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Three Months Ended June 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
3,068,633	$27.52	$84.4	$(0.9)	$(0.1)	$83.4

Six Months Ended June 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,607,771	$29.38	$252.9	$(3.1)	$(0.2)	$249.6

Inception of Program Through June 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
19,449,302	$31.55	$613.7	$(8.5)	$(0.8)	$604.4

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the six months ended June 30, 2022 increased by $62.6 million over the same period in 2021, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Our investments in real estate, loans and financing receivables during the first six months of 2022 were $281.9 million more than the same period in 2021. During the six months ended June 30, 2022, our investment activity was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility, proceeds from the issuance of stock, proceeds from the sale of real estate properties and net proceeds received from our term loan borrowings. Investment activity during the same period in 2021 was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of stock and borrowings on our unsecured credit revolving facility. From a financing perspective, our activities provided $364.8 million of net cash during the six months ended June 30, 2022 as compared to $252.3 million during the same period in 2021. Financing activities in 2022 include the aggregate $600.0 million of bank term loans we entered into in April and $176.2 million of aggregate debt repayments on our secured long-term debt. We paid dividends to our stockholders totaling $214.3 million and $195.4 million during the first six months of 2022 and 2021, respectively; we increased our quarterly dividend in the third quarter of 2021 by 6.9% to an annualized $1.54 per common share.

	Six Months Ended June 30,		Increase
(In thousands)	2022	2021	(Decrease)
Net cash provided by operating activities	$327,865	$265,292	$62,573
Net cash used in investing activities	(730,275)	(435,906)	(294,369)
Net cash provided by financing activities	364,765	252,283	112,482
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,645)	$81,669	$(119,314)

As of June 30, 2022, we had liquidity of $30.9 million on our balance sheet. Management believes that our current cash balance, the $555.0 million of immediate borrowing capacity available on our unsecured revolving credit facility, the cash generated by our operations as well as the $1.0 billion of liquidity available to us under the accordion feature of our recently amended credit facility, is more than sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital through the sale of our common stock.

Recently Issued Accounting Pronouncements

See Note 2 to the June 30, 2022 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Portfolio Information

As of June 30, 2022, our total investment in real estate and loans approximated $11.4 billion, representing investments in 3,012 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 800 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 13.2 years.

Our real estate portfolio is highly diversified. As of June 30, 2022, our 3,012 property locations were operated by 579 customers across the United States. Our customers are typically established regional and national operators, with approximately 50% of our base rent and interest coming from customers with over $200.0 million in annual revenues. Our largest customer represented approximately 2.9% of our portfolio at June 30, 2022, and our top ten largest customers represented 17.7% of base rent and interest. Our customers operate their businesses across approximately 910 brand names or business concepts in over 120 industries. The largest of the business concepts represented 2.1% of our base rent and interest as of June 30, 2022 and approximately 85% of the concepts represented less than 1% of base rent and interest.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on June 30, 2022, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of June 30, 2022, our property locations were operated by 579 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	2.9%	28
LBM Acquisition, LLC (Building materials distribution)	2.8	156
Fleet Farm Group LLC	2.1	9
Cadence Education, Inc. (Early childhood/elementary education)	2.0	76
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.6	30
CWGS Group, LLC (Camping World/Gander Outdoors)	1.4	20
Zips Holdings, LLC	1.3	46
Great Outdoors Group, LLC (Cabela's)	1.3	8
American Multi-Cinema, Inc.	1.2	14
At Home Stores LLC	1.1	11
All other (569 customers)	82.3	2,614
Total	100.0%	3,012

Diversification by Industry

As of June 30, 2022, our customers’ business concepts were diversified across more than 120 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 80 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	6.9%	356	2,520
Restaurants—limited service	4.8	403	1,278
Early childhood education centers	6.0	279	2,927
Automotive repair and maintenance	5.8	253	1,461
Health clubs	5.1	94	3,286
Pet care facilities	3.3	185	1,758
Medical and dental	3.3	168	1,533
Lumber & construction materials wholesalers	3.2	167	6,877
All other service (33 industry groups)	25.4	518	26,485
Total service	63.8	2,423	48,125
Retail:
All retail (18 industry groups)	15.4	260	14,824
Total retail	15.4	260	14,824
Manufacturing:
Metal fabrication	5.8	114	14,720
Food processing	3.4	33	4,532
All other manufacturing (19 industry groups)	11.6	182	23,629
Total manufacturing	20.8	329	42,881
Total	100.0%	3,012	105,830

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of June 30, 2022:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	11.1%	353
Illinois	6.1	185
Georgia	5.5	170
California	5.5	84
Florida	5.0	161
Wisconsin	5.0	89
Ohio	4.7	148
Arizona	4.3	92
Tennessee	3.7	127
Michigan	3.6	116
All other (39 states) (1)	45.5	1,487
Total	100.0%	3,012
(1)	Includes one property in Ontario, Canada which represents less than 0.3% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of June 30, 2022:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2022	0.3%	18
2023	1.1	21
2024	0.6	22
2025	0.9	23
2026	1.5	55
2027	1.6	55
2028	2.8	67
2029	4.6	153
2030	3.3	139
2031	4.9	209
Thereafter	78.4	2,234
Total	100.0%	2,996
(1)	Expiration year of contracts in place as of June 30, 2022 and excludes any tenant option renewal periods.
(2)	Excludes 16 properties that were vacant and not subject to a lease as of June 30, 2022.

Results of Operations

Overview

As of June 30, 2022, our real estate investment portfolio had grown to approximately $11.4 billion, consisting of investments in 3,012 property locations in 49 states, operated by 579 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Total revenues	$223,772	$192,046	$31,726	$445,888	$374,307	$71,581
Expenses:
Interest	45,908	41,709	4,199	89,907	83,537	6,370
Property costs	2,314	5,168	(2,854)	6,555	9,831	(3,276)
General and administrative	15,938	16,089	(151)	32,954	41,095	(8,141)
Depreciation and amortization	76,017	65,035	10,982	148,656	128,602	20,054
Provisions for impairment	5,300	6,600	(1,300)	6,212	13,950	(7,738)
Total expenses	145,477	134,601	10,876	284,284	277,015	7,269
Other income:
Net gain on dispositions of real estate	13,656	5,880	7,776	19,732	21,550	(1,818)
Loss from non-real estate, equity method investments	(1,175)	(705)	(470)	(3,332)	(1,068)	(2,264)
Income before income taxes	90,776	62,620	28,156	178,004	117,774	60,230
Income tax expense	271	189	82	477	383	94
Net income	$90,505	$62,431	$28,074	$177,527	$117,391	$60,136

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $10.0 billion in gross investment amount representing 2,738 properties as of June 30, 2021 to approximately $11.4 billion in gross investment amount representing 3,012 properties at June 30, 2022. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $11.2 billion in 2022 and $9.8 billion in 2021. During the six-month periods, the weighted average real estate investment amounts were approximately $11.0 billion in 2022 and $9.7 billion in 2021. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing a full year of revenue in 2022 on acquisitions that were made during 2021. Similarly, the full revenue impact of acquisitions made during the first half of 2022 will not be seen until the second half of 2022. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During the three and six months ended June 30, 2022, we collected $0.1 million and $4.7 million, respectively, in early lease termination fees, primarily related to certain property sales, which are included in other income; we did not recognize any similar revenues during 2021.

As previously noted, we provided short-term rent deferral arrangements to certain of our tenants during the pandemic to help them continue to meet their rent payment obligations to us. Essentially all of our rent deferral arrangements with our tenants have now ended and our tenants continue to repay previously deferred rent in accordance with their agreements.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. The industry experienced capitalization rate compression in 2021; similarly, the weighted average lease rate we achieved on the investments we closed in the latter half of 2021 and into early 2022 reflected this rate compression. The weighted average lease rate we achieved on our new investments was 7.2% and 7.1% for the three and six months ended June 30, 2022, respectively, as compared to 7.8% for both the three and six months ended June 30, 2021. We saw upward movement in capitalization rates in the second quarter of 2022 and we expect this upward trend may continue as we move through the remainder of the year.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest expense - credit facility	$368	$330	$868	$330
Interest expense - credit facility fees	304	304	604	604
Interest expense - long-term debt (secured and unsecured)	43,889	38,681	85,337	78,323
Capitalized interest	(1,676)	(204)	(2,086)	(418)
Amortization of deferred financing costs and other	3,023	2,598	5,184	4,698
Total interest expense	$45,908	$41,709	$89,907	$83,537
Credit facility:
Average debt outstanding	$107,670	$120,659	$144,155	$60,663
Average interest rate during the period (excluding facility fees)	1.4%	1.1%	1.2%	1.1%
Long-term debt (secured and unsecured):
Average debt outstanding	$4,554,788	$3,636,077	$4,399,610	$3,691,578
Average interest rate during the period	3.9%	4.3%	3.9%	4.2%

The increase in average outstanding long-term debt was the primary driver for the increase in interest expense on long-term debt. Long-term debt added after June 30, 2021 consisted of $375.0 million of 2.70% senior unsecured notes issued in November 2021 and $600.0 million of unsecured floating-rate bank term loans issued in April 2022; the term loans have been effectively converted to a weighted average fixed-rate of 3.68% through the use of interest rate swaps. Long-term debt repaid in full, without penalties, since June 30, 2021 included $83.3 million of STORE Master Funding Series 2013-2, Class A-2 notes in July 2021, $85.9 million of Series 2013-3 Class A-2 notes in November 2021 and $134.5 million of Series 2014-1, Class A-2 notes in April 2022. The three series of STORE Master Funding notes that were repaid were scheduled to mature in 2023 or 2024 and bore a weighted average interest rate of 5.1%. As of June 30, 2022, we had $4.7 billion of long-term debt outstanding with a weighted average interest rate of just over 3.8%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. For the three months ended June 30, 2022, interest expense associated with our revolving credit facility increased as compared to the same period in 2021 primarily as a result of an increase in the average interest rate, partially offset by a decrease in the average amount of borrowings outstanding during the second quarter of 2022 as compared to 2021. For the six months ended June 30, 2022, interest expense associated with our revolving credit facility increased from 2021 primarily as a result of the increased level of borrowings outstanding on the revolver during the first half of 2022. As of June 30, 2022, we had $45.0 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of June 30, 2022, we owned 16 properties that were vacant and not subject to a lease and the lease contracts related to just 12 properties we own are due to expire during the remainder of 2022. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of June 30, 2022, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Property-level operating costs (a)	$665	$3,600	$3,380	$6,731
Ground lease-related intangibles amortization expense	117	117	234	234
Operating ground lease payments made by STORE Capital	100	106	133	179
Operating ground lease payments made by STORE Capital tenants	511	509	1,037	1,033
Operating ground lease straight-line rent expense	210	212	406	409
Property taxes payable from tenant impounds	711	624	1,365	1,245
Total property costs	$2,314	$5,168	$6,555	$9,831
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $15.9 million and $33.0 million for the three and six months ended June 30, 2022, respectively, as compared to $16.1 million and $41.1 million, respectively, for the same periods in 2021.

General and administrative expenses for the first six months of 2021 included $10.1 million related to the expense for certain modified performance-based stock based compensation awards granted in 2018 and 2019; excluding this one-time expense catch-up from 2021 expenses, general and administrative expenses increased $2.0 million for the first six months of 2022 as compared to 2021.

We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale. Excluding noncash, stock-based compensation expense from both periods, general and administrative expenses for the twelve-month period ended June 30, 2022 represented 0.44% of average portfolio assets as compared to 0.46% for the comparable twelve-month period ended June 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $65.0 million and $128.6 million for the three and six months ended June 30, 2021, respectively, to $76.0 million and $148.7 million, respectively, for the comparable periods in 2022.

Provisions for Impairment

During the three and six months ended June 30, 2022, we recognized $5.3 million and $6.5 million, respectively, in provisions for the impairment of real estate, and during the six months ended June 30, 2022, recognized a net reduction of $0.3 million in provisions for credit losses related to our loans and financing receivables. We recognized an aggregate $6.6 million and $14.0 million in provisions for the impairment of real estate and credit losses during the three and six months ended June 30, 2021, respectively.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended June 30, 2022, we recognized a $13.7 million aggregate net gain on the sale of 13 properties. In comparison, for the three months ended June 30, 2021, we recognized a $5.9 million aggregate net gain on the sale of 13 properties. For the six months ended June 30, 2022, we recognized a $19.7 million aggregate net gain on sale of 24 properties as compared to an aggregate net gain of $21.5 million on the sale of 57 properties for the same period in 2021.

Net Income

For the three and six months ended June 30, 2022, our net income was $90.5 million and $177.5 million, respectively, reflecting increases from $62.4 million and $117.4 million, respectively, for the comparable periods in 2021. The change in net income is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and lower general and administrative expenses, property costs and impairments which were primarily offset by increases in depreciation and amortization and interest expense, as noted above.

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

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net Income	$90,505	$62,431	$177,527	$117,391
Depreciation and amortization of real estate assets	75,947	64,974	148,513	128,481
Provision for impairment of real estate	5,300	6,600	6,500	11,950
Net gain on dispositions of real estate	(13,656)	(5,880)	(19,732)	(21,550)
Funds from Operations (a)	158,096	128,125	312,808	236,272
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(2,109)	(2,468)	(3,611)	(3,979)
Construction period rent deferrals	1,071	1,109	2,437	1,737
Amortization of:
Equity-based compensation (b)	3,409	4,789	6,477	17,694
Deferred financing costs and other (c)	3,023	2,598	5,184	4,698
Lease-related intangibles and costs	800	960	1,478	1,787
(Reduction in) provisions for loan losses	—	—	(288)	2,000
Lease termination fees	—	—	(4,174)	—
Capitalized interest	(1,676)	(204)	(2,086)	(418)
Loss from non-real estate, equity method investments	1,175	705	3,332	1,068
Adjusted Funds from Operations (a)	$163,789	$135,614	$321,557	$260,859

(a)	FFO and AFFO for the three months ended June 30, 2022 and 2021, include approximately $0.3 million and $2.9 million, respectively, and, for the six months ended June 30, 2022 and 2021, include approximately $1.0 million and $4.9 million, respectively, of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic, we account for these deferral arrangements as rental revenue and a corresponding increase in receivables. FFO and AFFO for the three months ended June 30, 2022 and 2021, exclude approximately $3.8 million and $5.4 million, respectively, and, for the six months ended June 30, 2022 and 2021, exclude approximately $7.2 million and $11.3 million, respectively, collected under these short-term deferral arrangements.
(b)	For the six months ended June 30, 2021, stock-based compensation expense included $10.1 million related to the modification of certain performance-based awards granted in 2018 and 2019.
(c)	For both the three and six months ended June 30, 2022 and 2021, includes $0.8 million and $0.5 million, respectively, of accelerated amortization of deferred financing costs related to the prepayment of debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At June 30, 2022, all our long-term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average debt maturity was approximately 6.4 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control. Significant increases in interest rates may have an adverse effect on our earnings if we are unable to acquire real estate with lease rates high enough to offset increases in interest rates on our borrowings.

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

At June 30, 2022, the Company’s $600.0 million unsecured revolving credit facility, which matures in June 2025, is its only contract indexed to LIBOR; as a result, during the recent amendment of this credit facility, alternative reference rate transition language was added to the credit agreement in anticipation of the LIBOR transition. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2022, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of June 30, 2022 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The restricted stock and restricted stock unit awards granted under our equity incentive plans permit our employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the second quarter of 2022 were in connection with this tax withholding obligation. During the three months ended June 30, 2022, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2022 through April 30, 2022	-	$-
May 1, 2022 through May 31, 2022	13,970	$27.38
June 1, 2022 through June 30, 2022	-	$-
Total	13,970	$27.38

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

STORE CAPITAL CORPORATION
(Registrant)

Date: August 4, 2022	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)