Form 10-Q
period 2022-09-30
STORE CAPITAL Corp
filed 2022-11-04
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 282,685,797 shares of the registrant’s $0.01 par value common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,375,710	$3,133,402
Buildings and improvements	7,479,704	6,802,918
Intangible lease assets	61,968	54,971
Total real estate investments	10,917,382	9,991,291
Less accumulated depreciation and amortization	(1,360,599)	(1,159,292)
	9,556,783	8,831,999
Real estate investments held for sale, net	—	25,154
Operating ground lease assets	32,239	33,318
Loans and financing receivables, net	721,209	697,269
Net investments	10,310,231	9,587,740
Cash and cash equivalents	46,979	64,269
Other assets, net	148,771	121,073
Total assets	$10,505,981	$9,773,082

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$223,000	$130,000
Unsecured notes and term loans payable, net	2,381,962	1,782,813
Non-recourse debt obligations of consolidated special purpose entities, net	2,243,167	2,425,708
Dividends payable	115,901	105,415
Operating lease liabilities	37,764	37,637
Accrued expenses, deferred revenue and other liabilities	159,776	147,380
Total liabilities	5,161,570	4,628,953
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 282,686,330 and 273,806,225 shares issued and outstanding, respectively	2,827	2,738
Capital in excess of par value	6,000,122	5,745,692
Distributions in excess of retained earnings	(690,260)	(602,137)
Accumulated other comprehensive income (loss)	31,722	(2,164)
Total stockholders’ equity	5,344,411	5,144,129
Total liabilities and stockholders’ equity	$10,505,981	$9,773,082

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenues	$216,852	$184,083	$628,907	$533,575
Interest income on loans and financing receivables	13,409	12,973	41,378	37,196
Other income	295	2,069	6,159	2,661
Total revenues	230,556	199,125	676,444	573,432
Expenses:
Interest	48,519	43,367	138,426	126,904
Property costs	4,360	4,267	10,915	14,098
General and administrative	13,427	17,456	46,381	58,551
Merger-related	8,014	—	8,014	—
Depreciation and amortization	78,985	67,123	227,641	195,725
Provisions for impairment	6,750	3,400	12,962	17,350
Total expenses	160,055	135,613	444,339	412,628
Other income:
(Loss) gain on dispositions of real estate	(2,719)	10,721	17,013	32,271
Income (loss) from non-real estate, equity method investments	985	1,872	(2,347)	804
Income before income taxes	68,767	76,105	246,771	193,879
Income tax expense	182	169	659	552
Net income	$68,585	$75,936	$246,112	$193,327

Net income per share of common stock
Basic	$0.24	$0.28	$0.88	$0.72
Diluted	$0.24	$0.28	$0.88	$0.72
Weighted average common shares outstanding:
Basic	282,238,151	271,273,253	279,386,773	269,329,141
Diluted	282,238,151	271,273,253	279,386,773	269,329,141

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$68,585	$75,936	$246,112	$193,327
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	26,803	—	31,145	(3)
Cash flow hedge losses reclassified to interest expense	857	61	2,741	572
Total other comprehensive income	27,660	61	33,886	569
Total comprehensive income	$96,245	$75,997	$279,998	$193,896

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Three Months Ended September 30, 2022
Balance at June 30, 2022	282,688,860	$2,827	$5,997,378	$(642,945)	$4,062	$5,361,322
Net income	—	—	—	68,585	—	68,585
Other comprehensive income	—	—	—	—	27,660	27,660
Common stock issuance costs	—	—	(28)	—	—	(28)
Equity-based compensation	(2,530)	—	2,772	2	—	2,774
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared ($0.41 per share)	—	—	—	(115,902)	—	(115,902)
Balance at September 30, 2022	282,686,330	$2,827	$6,000,122	$(690,260)	$31,722	$5,344,411

Nine Months Ended September 30, 2022
Balance at December 31, 2021	273,806,225	$2,738	$5,745,692	$(602,137)	$(2,164)	$5,144,129
Net income	—	—	—	246,112	—	246,112
Other comprehensive income	—	—	—	—	33,886	33,886
Issuance of common stock, net of costs of $3,296	8,607,771	86	249,492	—	—	249,578
Equity-based compensation	475,130	3	9,245	110	—	9,358
Shares repurchased under stock compensation plan	(202,796)	—	(4,307)	(1,964)	—	(6,271)
Common dividends declared ($1.18 per share) and dividend equivalents on restricted stock units	—	—	—	(332,381)	—	(332,381)
Balance at September 30, 2022	282,686,330	$2,827	$6,000,122	$(690,260)	$31,722	$5,344,411

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Three Months Ended September 30, 2021
Balance at June 30, 2021	271,688,122	$2,717	$5,657,123	$(541,717)	$(2,287)	$5,115,836
Net income	—	—	—	75,936	—	75,936
Other comprehensive income	—	—	—	—	61	61
Issuance of common stock, net of costs of $351	534,267	5	18,866	—	—	18,871
Equity-based compensation	(11,029)	—	6,467	—	—	6,467
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared ($0.385 per share)	—	—	—	(104,779)	—	(104,779)
Balance at September 30, 2021	272,211,360	$2,722	$5,682,456	$(570,560)	$(2,226)	$5,112,392

Nine Months Ended September 30, 2021
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778
Net income	—	—	—	193,327	—	193,327
Other comprehensive income	—	—	—	—	569	569
Issuance of common stock, net of costs of $3,209	5,665,358	56	188,329	—	—	188,385
Equity-based compensation	716,724	5	24,156	—	—	24,161
Shares repurchased under stock compensation plan	(283,398)	—	(5,918)	(3,427)	—	(9,345)
Common dividends declared ($1.105 per share) and dividend equivalents on restricted stock units	—	—	—	(300,483)	—	(300,483)
Balance at September 30, 2021	272,211,360	$2,722	$5,682,456	$(570,560)	$(2,226)	$5,112,392

See accompanying notes.

STORE Capital Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$246,112	$193,327
Adjustments to net income:
Depreciation and amortization	227,641	195,725
Amortization of deferred financing costs and other noncash interest expense	7,357	7,396
Amortization of equity-based compensation	9,249	24,161
Provisions for impairment	12,962	17,350
Net gain on dispositions of real estate	(17,013)	(32,271)
Loss (income) from non-real estate, equity method investments	2,347	(804)
Distribution received from non-real estate, equity method investment	468	—
Noncash revenue and other	(4,305)	(6,931)
Changes in operating assets and liabilities:
Other assets	9,344	15,821
Accrued expenses, deferred revenue and other liabilities	7,284	1,004
Net cash provided by operating activities	501,446	414,778
Investing activities
Acquisition of and additions to real estate	(1,097,538)	(953,453)
Investment in loans and financing receivables	(78,834)	(70,744)
Collections of principal on loans and financing receivables	54,616	13,903
Proceeds from dispositions of real estate	177,494	270,897
Contribution made to non-real estate, equity method investment	(468)	—
Net cash used in investing activities	(944,730)	(739,397)
Financing activities
Borrowings under credit facility	724,000	416,000
Repayments under credit facility	(631,000)	(307,000)
Borrowings under unsecured notes and term loans payable	600,000	—
Repayments under unsecured notes and term loans payable	—	(100,000)
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	514,785
Repayments under non-recourse debt obligations of consolidated special purpose entities	(186,791)	(207,823)
Financing costs paid	(3,024)	(10,872)
Proceeds from the issuance of common stock	252,873	191,595
Stock issuance costs paid	(3,296)	(3,272)
Shares repurchased under stock compensation plans	(6,271)	(9,345)
Dividends paid	(323,166)	(293,182)
Net cash provided by financing activities	423,325	190,886
Net decrease in cash, cash equivalents and restricted cash	(19,959)	(133,733)
Cash, cash equivalents and restricted cash, beginning of period	70,049	176,576
Cash, cash equivalents and restricted cash, end of period	$50,090	$42,843

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,979	$37,018
Restricted cash included in other assets	3,111	5,825
Total cash, cash equivalents and restricted cash	$50,090	$42,843

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$22,773	$18,428
Acquisition of real estate assets from borrowers under loans and financing receivables	8,945	42,782
Accrued financing and stock issuance costs	66	101
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$127,903	$120,575
Cash paid during the period for income and franchise taxes	2,572	2,134

See accompanying notes.

STORE Capital Corporation

Notes to Condensed Consolidated Financial Statements

September 30, 2022

1. Organization

STORE Capital Corporation (“STORE Capital” or “the Company”) was incorporated under the laws of Maryland on May 17, 2011 to acquire single-tenant operational real estate to be leased on a long-term, net basis to companies that operate across a wide variety of industries within the service, retail and manufacturing sectors of the United States economy. From time to time, it also provides mortgage financing to its customers.

On November 21, 2014, the Company completed the initial public offering of its common stock. The shares began trading on the New York Stock Exchange on November 18, 2014 under the ticker symbol “STOR”.

STORE Capital has made an election to qualify, and believes it is operating in a manner to continue to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its initial taxable year ended December 31, 2011. As a REIT, it will generally not be subject to federal income taxes to the extent that it distributes all of its taxable income to its stockholders and meets other specific requirements.

Pending Merger Transaction with Affiliates of GIC and Oak Street, a Division of Blue Owl

As previously announced, on September 15, 2022, the Company, Ivory Parent, LLC, a Delaware limited liability company (“Parent”), and Ivory REIT, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub (the “Merger”). Upon completion of the Merger, Merger Sub will survive and the separate existence of the Company will cease. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the board of directors of the Company (the “Company Board”). The Parent Parties are, as of the date hereof, affiliates of GIC, a global institutional investor, and will be, as of the date on which the closing of the Merger occurs, affiliates of GIC and funds managed or advised by Oak Street Real Estate Capital, a division of Blue Owl Capital, Inc. (collectively, the “Sponsors”).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Company common stock will be automatically cancelled and converted into the right to receive an amount in cash equal to $32.25 (the “Merger Consideration”), without interest. Except for the payment of its regular quarterly dividend per share of Company common stock for the fiscal quarter ended September 30, 2022 in an amount of $0.41 per share, which was paid on October 17, 2022 to stockholders of record as of September 30, 2022, during the term of the Merger Agreement, the Company may not pay dividends, except as necessary to preserve its tax status as a real estate investment trust; provided that any such dividends would result in an offsetting decrease to the Merger Consideration.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct business in the ordinary course consistent with past practice in all material respects, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the transaction. The Merger Agreement is subject to certain closing conditions, including the approval of the transaction by an affirmative vote of the holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote thereon and, with respect to the Parent’s obligation to consummate the Merger, the clearance by the Committee on Foreign Investment in the United States of the Merger and the transactions contemplated by the Merger Agreement. The obligations of the parties to consummate the Merger are not subject to any financing condition. Subject to the satisfaction or waiver of such closing conditions, the transaction is expected to close during the first quarter of 2023.

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2022 and December 31, 2021, these special purpose entities held assets totaling $9.2 billion and $8.5 billion, respectively, and had third-party liabilities totaling $2.4 billion and $2.6 billion, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Segment Reporting

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, established standards for the manner in which enterprises report information about operating segments. The Company views its operations as one reportable segment.

Investment Portfolio

STORE Capital invests in real estate assets through three primary transaction types as summarized below. At the beginning of 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC Topic 842”) which had an impact on certain accounting related to the Company’s investment portfolio.

●	Real Estate Investments – investments are generally made through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them through long-term leases which are generally classified as operating leases; the operators become the Company’s long-term tenants (its customers). Certain of the lease contracts that are associated with a sale-

leaseback transaction may contain terms, such as a tenant purchase option, which results in the transaction being accounted for as a financing arrangement, due to the adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating lease.
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

Impact of the COVID-19 Pandemic

Since the beginning of the novel coronavirus (“COVID-19”) pandemic in early 2020, the Company has provided to certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts; net revenue recognized under these deferral arrangements results in a corresponding increase in receivables that are included in other assets, net on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, the Company recognized an additional $1.0 million and $2.0 million, respectively, of net revenue and collected $4.6 million and $11.8 million, respectively, of the receivables associated with these deferral arrangements. During the three and nine months ended September 30, 2021, the Company recognized $0.8 million and $5.8 million, respectively, of net revenue and collected $8.0 million and $19.2 million, respectively, in repayments of amounts deferred.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of September 30, 2022 and December 31, 2021, the Company had $45.2 million and $39.4 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 3.3% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the three and nine months ended September 30, 2022, the Company recognized aggregate provisions for the impairment of real estate of $6.8 million and $13.3 million, respectively. For the assets impaired in 2022, the estimated aggregate fair value of the impaired real estate assets at the time of impairment was $59.0 million. The Company recognized an aggregate provision for the impairment of real estate of $3.4 million and $15.4 million during the three and nine months ended September 30, 2021, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2022 and December 31, 2021, the Company had loans receivable with an aggregate outstanding principal balance of $21.9 million and $28.8 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. For the nine months ended September 30, 2022, the Company recognized an estimated $0.3 million net reduction of prior provisions for credit losses related to its loans and financing receivables; the reduction of the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of income. During the nine months ended September 30, 2022, the Company wrote off $3.7 million of loans receivable against previously established reserves for credit losses. For the nine months ended September 30, 2021, the Company recognized an estimated $2.0 million of provisions for credit losses.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $3.1 million and $5.8 million of restricted cash at September 30, 2022 and December 31, 2021, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of September 30, 2022, the Company had seven interest rate swap agreements in place. One of the interest rate swap agreements has a notional amount of $200.0 million and was designated as a cash flow hedge of the Company's $200.0 million floating-rate bank term loan due in April 2029. The remaining six interest rate swap agreements have an aggregate notional amount of $400.0 million and were designated as cash flow hedges of the Company's $400.0 million floating-rate bank term loan due in April 2027 (Note 4).

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

Share-based Compensation

Directors and employees of the Company have been granted long-term incentive awards, including restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”), which provide such directors and employees with equity interests as an incentive to remain in the Company’s service and to align their interests with those of the Company’s stockholders.

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. During the nine months ended September 30, 2022, the Company granted RSAs representing 233,147 shares of restricted common stock to its directors and employees. During the same period, RSAs representing 166,770 shares of restricted stock vested and RSAs representing 55,622 shares were forfeited. In connection with the vesting of RSAs, the Company repurchased 82,321 shares as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plans. As of September 30, 2022, the Company had 448,179 shares of restricted common stock outstanding.

The Company’s RSUs granted in 2019 through 2022 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche-by-tranche basis ratably over the vesting periods. During the nine months ended September 30, 2022, the Company awarded 629,307 RSUs to its executive officers. In connection with the vesting of 297,605 RSUs, the Company repurchased 120,475 shares during the nine months ended September 30, 2022 as a result of participant elections to surrender common shares to the Company to satisfy statutory tax withholding obligations under the Company’s equity-based compensation plan. As of September 30, 2022, there were 1,635,061 RSUs outstanding.

Pursuant to the Merger Agreement, the Company is restricted from issuing equity awards.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax. It is still subject, however, to state and local income taxes and to federal income and excise tax on its undistributed income. STORE Investment Corporation is the Company’s wholly owned taxable REIT subsidiary (“TRS”) created to engage in non-qualifying REIT activities. The TRS is subject to federal, state and local income taxes.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2018 and tax returns filed for 2019 through 2021 are subject to examination by these jurisdictions. As of September 30, 2022, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at September 30, 2022 or December 31, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$68,585	$75,936	$246,112	$193,327
Less: Earnings attributable to unvested restricted shares	(182)	(223)	(431)	(663)
Net income used in basic and diluted income per share	$68,403	$75,713	$245,681	$192,664
Denominator:
Weighted average common shares outstanding	282,687,462	271,859,415	279,842,522	269,937,837
Less: Weighted average number of shares of unvested restricted stock	(449,311)	(586,162)	(455,749)	(608,696)
Weighted average shares outstanding used in basic income per share	282,238,151	271,273,253	279,386,773	269,329,141
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—	—	—
Weighted average shares outstanding used in diluted income per share	282,238,151	271,273,253	279,386,773	269,329,141
(a)	For the three months ended September 30, 2022 and 2021, excludes 86,461 shares and 212,808 shares, respectively, and for the nine months ended September 30, 2022 and 2021, excludes 103,300 shares and 226,652 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At September 30, 2022, STORE Capital had investments in 3,035 property locations representing 2,983 owned properties (of which 93 are accounted for as financing arrangements and 22 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 28 properties which secure mortgage loans. The gross investment portfolio totaled $11.67 billion at September 30, 2022 and consisted of the gross acquisition cost of the real estate investments totaling $10.9 billion, loans and financing receivables with an aggregate carrying amount of $721.2 million and operating ground lease assets totaling $32.2 million. As of September 30, 2022, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the nine months ended September 30, 2022, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2021	2,866	$10,748,937
Acquisition of and additions to real estate (a) (b)	203	1,110,338
Investment in loans and financing receivables	20	78,834
Sales of real estate	(51)	(179,788)
Principal collections on loans and financing receivables (b)	(3)	(63,562)
Net change in operating ground lease assets (c)		(1,079)
Provisions for impairment		(12,962)
Other		(9,888)
Gross investments, September 30, 2022		11,670,830
Less accumulated depreciation and amortization		(1,360,599)
Net investments, September 30, 2022	3,035	$10,310,231
(a)	Excludes $20.1 million of tenant improvement advances disbursed in 2022 which were accrued as of December 31, 2021.
(b)	Includes $8.9 million relating to a mortgage loan receivable which was repaid in full through a non-cash transaction in which the Company acquired the underlying collateral property (buildings and improvements) and leased them back to a customer.
(c)	Represents amortization recognized on operating ground lease assets during the nine months ended September 30, 2022.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental revenues:
Operating leases (a)(c)	$216,698	$183,878	$628,472	$533,198
Sublease income - operating ground leases (b)	702	702	2,108	2,107
Amortization of lease related intangibles and costs	(548)	(497)	(1,673)	(1,730)
Total rental revenues	$216,852	$184,083	$628,907	$533,575

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$5,842	$6,796	$19,598	$17,916
Sale-leaseback transactions accounted for as financing arrangements	6,183	4,459	17,196	13,019
Direct financing receivables	1,384	1,718	4,584	6,261
Total interest income on loans and financing receivables	$13,409	$12,973	$41,378	$37,196
(a)	For the three months ended September 30, 2022 and 2021, includes $709,000 and $681,000, respectively, of property tax tenant reimbursement revenue and includes $0.1 million and $3.3 million, respectively, of variable lease revenue. For the nine months ended September 30, 2022 and 2021, includes $2.1 million and $1.9 million, respectively, of property tax reimbursement revenue and includes $0.9 million and $9.5 million, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the three and nine months ended September 30, 2022, includes $1.0 million and $2.0 million, respectively, of revenue that has been recognized related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, includes $0.8 million and $5.8 million, respectively, of revenue related to COVID-19 rent and financing relief arrangements.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 579 customers geographically dispersed throughout 49 states. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2022. None of the Company’s customers represented more than 10% of the Company’s real estate investment portfolio at September 30, 2022, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, as of September 30, 2022, the largest customer represented 2.9% of the Company’s total investment portfolio revenues and the Company’s customers operated their businesses across approximately 925 concepts; the largest of these concepts represented 2.1% of the Company’s total investment portfolio revenues.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its tenants and borrowers operate as of September 30, 2022 (dollars in thousands):

			Percentage of
	Number of	Dollar	Total Dollar
	Investment	Amount of	Amount of
	Locations	Investments	Investments
Restaurants	746	$1,302,375	11%
Automotive repair and maintenance	259	681,427	6
Metal fabrication	117	675,150	6
Early childhood education centers	285	659,356	6
Health clubs	93	595,030	5
Furniture stores	64	421,958	3
Farm and ranch supply stores	41	377,293	3
All other service industries	1,052	4,105,417	35
All other retail industries	154	1,133,172	10
All other manufacturing industries	224	1,719,652	15
Total	3,035	$11,670,830	100%

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at September 30, 2022 was approximately 13.2 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2022, 16 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2022, are as follows (in thousands):

Remainder of 2022	$218,538
2023	877,300
2024	870,528
2025	866,956
2026	860,649
2027	848,841
Thereafter	6,975,473
Total future minimum rentals (a)	$11,518,285
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30,	December 31,
	2022	2021
In-place leases	$42,519	$35,522
Ground lease-related intangibles	19,449	19,449
Total intangible lease assets	61,968	54,971
Accumulated amortization	(26,323)	(25,285)
Net intangible lease assets	$35,645	$29,686

Aggregate lease intangible amortization included in expense was $1.0 million and $0.9 million during the three months ended September 30, 2022 and 2021, respectively, and $2.7 million and $2.6 million during the nine months ended September 30, 2022 and 2021, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.2 million during the nine months ended September 30, 2021.

Based on the balance of the intangible assets at September 30, 2022, the aggregate amortization expense is expected to be $1.0 million for the remainder of 2022, $3.5 million in 2023, $3.0 million in 2024, $2.5 million in 2025, $2.3 million in 2026 and $2.2 million in 2027. The weighted average remaining amortization period is approximately 10 years for the in-place lease intangibles and approximately 42 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of September 30, 2022, STORE Capital had operating ground lease assets aggregating $32.2 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $856,000 and $830,000 during the three months ended September 30, 2022 and 2021, respectively, and $2.4 million and $2.5 million during the nine months ended September 30, 2022 and 2021, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $702,000 for both the three months ended September 30, 2022 and 2021 and $2.1 million for both the nine months ended September 30, 2022 and 2021.

The future minimum lease payments to be paid under the operating ground leases as of September 30, 2022 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2022	$100	$1,059	$1,159
2023	4,149	2,629	6,778
2024	55	2,711	2,766
2025	57	2,395	2,452
2026	57	2,233	2,290
2027	57	2,227	2,284
Thereafter	3,014	42,282	45,296
Total lease payments	7,489	55,536	63,025
Less imputed interest	(2,728)	(27,101)	(29,829)
Total operating lease liabilities - ground leases	$4,761	$28,435	$33,196
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $55.5 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	September 30,	December 31,
Type	Rate (a)	Date	2022	2021
Six mortgage loans receivable	7.98%	2022 - 2026	$114,336	$114,911
Three mortgage loans receivable	8.83%	2032 - 2036	11,664	14,444
Fourteen mortgage loans receivable (b)	8.53%	2051 - 2062	189,081	216,547
Total mortgage loans receivable			315,081	345,902
Equipment and other loans receivable	7.35%	2022 - 2036	16,816	25,409
Total principal amount outstanding—loans receivable			331,897	371,311
Unamortized loan origination costs			946	1,046
Sale-leaseback transactions accounted for as financing arrangements (c)	7.52%	2034 - 2043	332,644	255,483
Direct financing receivables			60,981	78,637
Allowance for credit and loan losses (d)			(5,259)	(9,208)
Total loans and financing receivables			$721,209	$697,269
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2042.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020 and an aggregate $3.9 million of credit losses recognized since the adoption of ASC Topic 326 net of $3.7 million of loans that were written-off against previously established reserves.

Loans Receivable

At September 30, 2022, the Company held 38 loans receivable with an aggregate carrying amount of $328.9 million. Twenty-three of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on ten of the mortgage loans are subject to increases over the term of the loans. Six of the mortgage loans are shorter-term loans (maturing prior to 2027) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2022	$647	$16,859	$17,506
2023	2,394	86,928	89,322
2024	2,102	—	2,102
2025	1,896	—	1,896
2026	1,855	20,371	22,226
2027	1,553	548	2,101
Thereafter	178,566	18,178	196,744
Total principal payments	$189,013	$142,884	$331,897

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of September 30, 2022 and December 31, 2021, the Company had $332.6 million and $255.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of September 30, 2022, were as follows (in thousands):

Remainder of 2022	$6,401
2023	25,657
2024	25,792
2025	25,932
2026	26,026
2027	26,126
Thereafter	313,369
Total future scheduled payments	$449,303

Direct Financing Receivables

As of both September 30, 2022 and December 31, 2021, the Company had $61.0 million and $78.6 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Minimum lease payments receivable	$121,436	$159,371
Estimated residual value of leased assets	6,889	8,938
Unearned income	(67,344)	(89,672)
Net investment	$60,981	$78,637

As of September 30, 2022, the future minimum lease payments to be received under the direct financing lease receivables are expected to be $1.6 million for the remainder of 2022, average approximately $6.5 million for each of the next five years and $87.5 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of September 30, 2022, $170.0 million of loans and financing receivables were categorized as investment grade and $555.5 million were categorized as non-investment grade. During the nine months ended September 30, 2022, there were $0.3 million of net reductions of prior provisions for credit losses recognized, $3.7 million of write-offs charged against the allowance and no recoveries of amounts previously written off.

As of September 30, 2022, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2022, $35.7 million in 2021, none in 2020, $121.9 million in 2019, none in 2018 and $12.4 million prior to 2018. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $73.8 million in 2022, $77.1 million in 2021, $94.2 million in 2020, $113.1 million in 2019, $31.3 million in 2018 and $166.0 million prior to 2018.

4. Debt

Credit Facility

The Company has an unsecured revolving credit facility with a group of lenders that is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility has immediate availability of $600.0 million and an accordion feature of $1.0 billion, which allows the size of the facility to be increased up to $1.6 billion. The facility matures in June 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.0625% extension fee. At September 30, 2022, the Company had $223.0 million of borrowings outstanding on the facility.

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

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $7.8 billion at September 30, 2022.

The facility is recourse to the Company and, as of September 30, 2022, the Company was in compliance with the covenants under the facility.

At September 30, 2022 and December 31, 2021, unamortized financing costs related to the Company’s credit facility totaled $2.9 million and $3.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of September 30, 2022, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

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

The Term Loans were arranged with a group of lenders that also participate in the Company’s unsecured revolving credit facility. The financial covenants of the Term Loans match the covenants of the unsecured revolving credit facility. As of September 30, 2022, the Company was in compliance with these covenants. The Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid at any time; the seven-year loan has a prepayment premium of 2% if repaid in year one and 1% if repaid in year two.

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

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured revolving credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2022, the Company was in compliance with its covenants under the NPAs.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest		September 30,	December 31,
	Date	Rate		2022	2021
Notes Payable:
Series A issued November 2015	Nov. 2022	4.95%		$75,000	$75,000
Series B issued November 2015	Nov. 2024	5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026	4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%		350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%		375,000	375,000
Total notes payable				1,800,000	1,800,000
Term Loans:
Term Loan issued April 2022	Apr. 2027	3.58	% (a)	400,000	—
Term Loan issued April 2022	Apr. 2029	3.88	% (b)	200,000	—
Total term loans				600,000	—
Unamortized discount				(4,269)	(4,740)
Unamortized deferred financing costs				(13,769)	(12,447)
Total unsecured notes and term loans payable, net				$2,381,962	$1,782,813
(a)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable credit spread which was 0.95% at September 30, 2022. The Company has entered into six interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of September 30, 2022.
(b)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable credit spread which was 1.25% at September 30, 2022. The Company has entered into one interest rate swap agreement that effectively converts the floating rate to the fixed rate noted as of September 30, 2022.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at September 30, 2022.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of September 30, 2022, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.6 billion.

In connection with obtaining the Term Loans in April 2022, the Company prepaid, without penalty, $134.5 million of STORE Master Funding Series 2014-1, Class A-2 notes, which bore an interest rate of 5.0% and were scheduled to mature in 2024; and the Company recognized $0.8 million of accelerated amortization of deferred financing costs associated with the prepayment.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $250.7 million at September 30, 2022.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest		September 30,	December 31,
	Date	Rate		2022	2021
Non-recourse net-lease mortgage notes:
$140,000 Series 2014-1, Class A-2 (a)		5.00%		$—	$134,692
$150,000 Series 2018-1, Class A-1	Oct. 2024 (b)	3.96%		140,927	142,051
$50,000 Series 2018-1, Class A-3	Oct. 2024 (b)	4.40%		48,542	48,917
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%		259,987	260,999
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%		176,959	180,190
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%		78,283	78,590
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%		45,348	45,521
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%		120,909	123,046
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%		214,208	215,918
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%		159,217	160,447
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%		167,447	168,079
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%		88,444	88,778
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%		167,447	168,079
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%		88,444	88,778
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%		232,939	233,854
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%		134,073	134,583
Total non-recourse net-lease mortgage notes				2,123,174	2,272,522
Non-recourse mortgage notes:
$13,000 note issued May 2012		5.195%		—	9,961
$26,000 note issued August 2012		5.05%		—	20,085
$6,400 note issued November 2012		4.707%		—	4,938
$11,895 note issued March 2013	Apr. 2023	4.7315%		9,031	9,309
$17,500 note issued August 2013	Sept. 2023	5.46%		13,832	14,212
$10,075 note issued March 2014	Apr. 2024	5.10%		8,655	8,808
$65,000 note issued June 2016	Jul. 2026	4.75%		58,298	59,223
$41,690 note issued March 2019	Mar. 2029	4.80%		40,823	41,291
$6,944 notes issued March 2013	Apr. 2038	4.50	% (d)	5,161	5,332
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		6,022	6,106
Total non-recourse mortgage notes				141,822	179,265
Unamortized discount				(416)	(496)
Unamortized deferred financing costs				(21,413)	(25,583)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,243,167	$2,425,708
(a)	Notes were repaid, without penalty, in April 2022 using a portion of the proceeds from the aggregate $600.0 million of term loans the Company entered into in April 2022.
(b)	Prepayable, without penalty, 24 months prior to maturity.
(c)	Prepayable, without penalty, 36 months prior to maturity.
(d)	Interest rate is effective until March 2023 and will reset to the lender’s then prevailing interest rate.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of September 30, 2022, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of September 30, 2022, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2022	$5,749	$75,000	$80,749
2023	22,866	22,182	45,048
2024	22,154	293,798	315,952
2025	20,037	256,612	276,649
2026	17,926	532,142	550,068
2027	9,506	860,472	869,978
Thereafter	30,702	2,495,850	2,526,552
	$128,940	$4,536,056	$4,664,996

The Company is subject to various restrictions under the Merger Agreement on issuing and assuming additional debt.

5. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900.0 million of registered shares of common stock through a group of banks acting as its sales agents (the 2020 ATM Program).

For the three months ended September 30, 2022, there were no common stock issuances under the 2020 ATM Program. The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Nine Months Ended September 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,607,771	$29.38	$252.9	$(3.1)	$(0.2)	$249.6

Inception of Program Through September 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
19,449,302	$31.55	$613.7	$(8.5)	$(0.8)	$604.4

Pursuant to the Merger Agreement, the Company is restricted from issuing common stock.

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

As of November 3, 2022, three lawsuits have been filed by purported stockholders against the Company and current members of the Company Board in connection with the Merger. The lawsuits were filed in the United States District Court for the Southern District of New York and are captioned O’Dell v. STORE Capital Corp. et al., No. 1:22-cv-09273 (filed October 28, 2022), Klein v. STORE Capital Corp. et al., No. 1:22-cv-09310 (filed October 31, 2022), and Grossman v. STORE Capital Corp. et al., No. 1:22-cv-09357 (filed November 1, 2022). The complaints generally allege, among other things, that the preliminary proxy statement filed by the Company in connection with the Merger fails to disclose allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of

1934, as amended, and Rule 14a-9 thereunder. Plaintiffs in each pending lawsuit seek, among other things, an injunction barring the Merger or, in the alternative, rescission of the Merger to the extent it is already implemented, and an award of damages. Although the ultimate outcome of the matters cannot be predicted with any certainty, the Company believes that each of the lawsuits is without merit.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of September 30, 2022, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $154.4 million, of which $127.9 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has employment agreements with each of its executive officers that provide for minimum annual base salaries, and annual cash and equity incentive compensation based on the satisfactory achievement of reasonable performance criteria and objectives to be adopted by the Company Board each year. In the event an executive officer’s employment terminates under certain circumstances, the Company would be liable for cash severance, continuation of healthcare benefits and, in some instances, accelerated vesting of equity awards that he or she has been awarded as part of the Company’s incentive compensation program. Pursuant to the Merger Agreement, the Company is restricted from issuing equity awards.

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The aggregate fair value of the Company’s derivative instruments was an asset of $33.7 million at September 30, 2022; the Company had no derivatives outstanding at December 31, 2021. Derivative assets are included in other assets, net, on the condensed consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at September 30, 2022 and December 31, 2021. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2022, these debt obligations had an aggregate carrying value of $4,625.1 million and an estimated fair value of $4,279.9 million. At December 31, 2021, these debt obligations had an aggregate carrying value of $4,208.5 million and an estimated fair value of $4,478.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to STORE Capital Corporation as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022 and “Part II- Item 1A. Risk Factors” in this quarterly report.

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

Pending Merger Transaction with Affiliates of GIC and Oak Street, a Division of Blue Owl

On September 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ivory Parent, LLC, a Delaware limited liability company (“Parent”), Ivory REIT, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, we will merge with and into Merger Sub (the “Merger”). Upon completion of the Merger, Merger Sub will survive and the separate existence of STORE Capital Corporation will cease. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by our board of directors (the “Board”). The Parent Parties are, as of the date hereof, affiliates of GIC, a global institutional investor, and will be, as of the date on which the closing of the Merger occurs, affiliates of GIC and funds managed or advised by Oak Street Real Estate Capital, a division of Blue Owl Capital, Inc. (collectively, the “Sponsors”).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share our common stock will be automatically cancelled and converted into the right to receive an amount in cash equal to $32.25 (the “Merger Consideration”), without interest. Except for the payment of its regular quarterly dividend per share of common stock for the fiscal quarter ended September 30, 2022 in an amount of $0.41 per share, which was paid on October 17, 2022 to stockholders of record as of September 30, 2022, during the term of the Merger Agreement, we may not pay dividends, except as necessary to preserve its tax status as a real estate investment trust; provided that any such dividends would result in an offsetting decrease to the Merger Consideration.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants to conduct business in the ordinary course consistent with past practice in all material respects, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the transaction. The Merger Agreement is subject to certain closing conditions, including the approval of the transaction by an affirmative vote of the holders of at least a majority of the outstanding shares of our common stock entitled to vote thereon and, with respect to Parent’s obligation to consummate the Merger, the clearance by the Committee on Foreign Investment in the United States of the Merger and the transactions contemplated by the Merger Agreement. The obligations of the parties to consummate the Merger are not subject to any financing condition. Subject to the satisfaction or waiver of such closing conditions, the transaction is expected to close during the first quarter of 2023. We can provide no assurances regarding whether the Merger will close when expected or at all.

Overview

We were formed in 2011 to invest in and manage Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. Our customers operate their businesses under a wide range of brand names or business concepts. As of September 30, 2022, approximately 925 brand names or business concepts in over 120 industries were represented in our investment portfolio. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

Since our inception in 2011, we have selectively originated more than $13.8 billion of real estate investments. As of September 30, 2022, our investment portfolio totaled approximately $11.6 billion, consisting of investments in 3,035 property locations across the United States. All the real estate we acquire is held by our wholly owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single-tenant properties directly from our customers in sale-leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long-term triple-net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the lesser of the increase in the Consumer Price Index or a stated percentage (if such contracts are expressed on an annual basis, currently averaging approximately 1.8%), which allows the monthly lease payments we receive to increase somewhat over the life of the lease contracts. As of September 30, 2022, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2022, the weighted average remaining term of our leases (calculated based on base rent) was approximately 13.2 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Leases approximating 99% of our base rent as of September 30, 2022, provide for tenant renewal options (generally two to four five-year options) and leases approximating 11% of our base rent provide our tenants the option, at their election, to purchase the property from us at a specified time or times (generally at the greater of the then fair market value or our cost, as defined in the lease contracts).

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

We worked directly with our impacted tenants during the pandemic to help them continue to meet their rent payment obligations to us, including providing short-term rent deferral arrangements. These arrangements included a structured rent relief program through which we allowed tenants that were highly and adversely impacted by the pandemic to defer the payment of their rent on a short-term basis. During the nine months ended September 30, 2022, we recognized an additional $2.0 million of net revenue related to deferral arrangements and collected $11.8 million in repayments of amounts previously deferred. Our tenants continue to repay the receivables generated as a result of the deferral arrangements, in accordance with their terms.

Liquidity and Capital Resources

As of September 30, 2022, our investment portfolio stood at approximately $11.6 billion, consisting of investments in 3,035 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

Our primary cash expenditures are the principal and interest payments we make on the debt we use to finance our real estate investment portfolio and the general and administrative expenses of managing the portfolio and operating our business. Since substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or sell the property. As of September 30, 2022, the weighted average remaining term of our leases was approximately 13.2 years and the contracts related to just 15 property locations, representing 0.2% of our annual base rent and interest, are due to expire during the remainder of 2022; 79% of our leases have ten years or more remaining in their base lease term. As of September 30, 2022, 16 of our 3,035 properties were vacant and not subject to a lease, which represents a 99.5% occupancy rate. We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

To date, we have acquired real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations not otherwise distributed to our stockholders in the form of dividends. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts. As of September 30, 2022, we had commitments to our customers to fund improvements to owned or mortgaged real estate properties totaling approximately $154.4 million, the majority of which is expected to be funded in the next twelve months.

The Merger Agreement contains provisions which restrict or prohibit certain capital expenditures without the consent of the Parent as well as certain capital transactions typically used to fund our short and long-term liquidity requirements. Until the Merger closes, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement on raising additional capital, assuming additional debt, issuing additional equity or debt, repurchasing equity, paying dividends and entering into certain acquisition and disposition transactions, among other restrictions.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable rate unsecured revolving credit facility with a group of banks. We have managed our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we sought to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We have also laddered our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less dividends plus proceeds from our sale of properties) and our annual debt maturities.

As of September 30, 2022, all our long-term debt was fixed-rate debt, or was effectively converted to a fixed-rate for the term of the debt, and our weighted average debt maturity was 6.2 years. As part of our long-term debt strategy, we have developed and maintained broad access to multiple long-term debt sources.

The long-term debt we have issued to date is comprised of both secured non-recourse borrowings, the vast majority of which is investment-grade rated, and senior investment-grade unsecured borrowings. In conjunction with our historical investment-grade debt strategy, we targeted a level of debt net of cash and cash equivalents that approximates 5½ to 6 times our estimated annualized amount of earnings (excluding gains or losses on sales of real estate and provisions for impairment) before interest, taxes, depreciation and amortization (based on our current investment portfolio). Our leverage, expressed as the ratio of debt (net of cash and cash equivalents) to the cost of our investment portfolio, was approximately 42% at September 30, 2022.

Unsecured Revolving Credit Facility

Typically, we use our $600.0 million unsecured revolving credit facility to acquire our real estate properties, until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds from which we have used to repay the amounts outstanding under our revolving credit facility. As of September 30, 2022, we had $223.0 million outstanding under our unsecured revolving credit facility.

Our unsecured revolving credit facility also has an accordion feature of $1.0 billion, which gives us a maximum borrowing capacity of $1.6 billion. The current facility matures in June 2025 and includes two six-month extension options, subject to certain conditions. Borrowings under the current facility require monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.40%. The credit spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30%. The currently applicable credit spread for LIBOR-based borrowings is 0.85% and the facility fee is 0.20%. Our credit agreement does allow for a further reduction in the pricing for LIBOR-based borrowings if certain environmental sustainability metrics are met.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated to approximately $7.8 billion at September 30, 2022. The facility is recourse to us, and, as of September 30, 2022, we were in compliance with the financial and nonfinancial covenants under the facility. We expect the facility to be prepaid or remain outstanding after the expected closing of the Merger in the first quarter of 2023.

Senior Unsecured Term Debt

In November 2021, we completed our fourth issuance of underwritten public notes in an aggregate principal amount of $375.0 million with a coupon rate of 2.70%, and as of September 30, 2022, we had an aggregate principal amount of $1.4 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2022, we were in compliance with these covenants. We expect the public notes will remain outstanding after the expected closing of the Merger in the first quarter of 2023.

Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors. The financial covenants of the privately placed notes are similar to our unsecured revolving credit facility, and, as of September 30, 2022, we were in compliance with these covenants. We expect the unsecured private notes to be prepaid or remain outstanding after the expected closing of the Merger in the first quarter of 2023.

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

The term loans were arranged with a group of lenders that also participate in our unsecured revolving credit facility. The financial covenants of the term loans match the covenants of the unsecured revolving credit facility. As of September 30, 2022, we were in compliance with these covenants. The term loans are senior unsecured obligations, require monthly interest payments and may be prepaid at any time; the seven-year loan has a prepayment premium of 2% if repaid in year one and 1% if repaid in year two. We expect the term loans to be prepaid or remain outstanding after the expected closing of the Merger in the first quarter of 2023.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $2.4 billion as of September 30, 2022.

Non-recourse Secured Debt

As of September 30, 2022, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The Class B notes, which are subordinated to the Class A notes as to principal repayment, represent approximately 5% of the appraised value of the underlying real estate collateral and are currently rated BBB by S&P Global Ratings. As of September 30, 2022, there was an aggregate $190.0 million in principal amount of Class B notes outstanding. We have historically retained these Class B notes and they are held by one of our bankruptcy remote, special purpose entity subsidiaries. The Class B notes are not reflected in our financial statements because they eliminate in consolidation. Since the Class B notes are considered issued and outstanding, they provide us with additional financial flexibility in that we may sell them to a third party in the future or use them as collateral for short term borrowings as we have done from time to time in the past.

The ABS notes outstanding at September 30, 2022 totaled $2.1 billion in Class A principal amount and were supported by a collateral pool of approximately $3.6 billion representing 1,148 property locations operated by 210 customers. The amount of debt that can be issued in any new series is determined by the structure of the transaction and the aggregate amount of collateral in the pool at the time of issuance. In addition, the issuance of each new series of notes is subject to the satisfaction of several conditions, including that there is no event of default on the existing note series and that the issuance will not result in an event of default on, or the credit rating downgrade of, the existing note series.

A significant portion of our cash flow is generated by the special purpose entities comprising our STORE Master Funding debt program. For the nine months ended September 30, 2022, excess cash flow, after payment of debt service and servicing and trustee expenses, totaled $138.9 million on cash collections of $229.1 million, which represents an overall ratio of cash collections to debt service, or debt service coverage ratio (as defined in the program documents), of greater than 2.5 to 1 on the STORE Master Funding program. If at any time the debt service coverage ratio generated by the collateral pool is less than 1.3 to 1, excess cash flow from the STORE Master Funding entities will be deposited into a reserve account to be used for payments to be made on the net lease mortgage notes, to the extent there is a shortfall. We currently expect to remain above program minimum debt service coverage ratios for the foreseeable future. We expect the STORE Master Funding non-recourse notes currently outstanding will remain outstanding after the expected closing of the Merger in the first quarter of 2023.

To a lesser extent, we have obtained debt in discrete transactions through other bankruptcy remote, special purpose entity subsidiaries, which debt is solely secured by specific real estate assets and is generally non-recourse to us (subject to certain customary limited exceptions). These discrete borrowings have generally been in the form of traditional mortgage notes payable, with principal and interest payments due monthly and balloon payments due at their respective maturity dates, which typically range from seven to ten years from the date of issuance. Our secured borrowings contain various covenants customarily found in mortgage notes, including a limitation on the issuing entity’s ability to incur additional indebtedness on the underlying real estate. Certain of the notes also require the posting of cash reserves with the lender or trustee if specified coverage ratios are not maintained by the special purpose entity or the tenant.

Debt Summary

As of September 30, 2022, our aggregate secured and unsecured long-term debt had an outstanding principal balance of $4.7 billion, a weighted average maturity of 6.2 years and a weighted average interest rate of just over 3.8%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2022:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,123	$3,579	$—	$3,579
Other mortgage notes payable	142	251	—	251
Total non-recourse debt	2,265	3,830	—	3,830
Unsecured notes and term loans payable	2,400	—	—	—
Unsecured credit facility	223	—	—	—
Total unsecured debt (including revolving credit facility)	2,623	—	—	—
Unencumbered real estate assets	—	6,496	1,345	7,841
Total debt	$4,888	$10,326	$1,345	$11,671

Equity

We have historically accessed the equity markets in various ways. As part of these efforts, we established “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, we could offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Most recently, in November 2020, we established a $900.0 million ATM program (the 2020 ATM Program) and currently have about $286 million of availability under this program.

For the three months ended September 30, 2022, there were no common stock issuances under the 2020 ATM Program. The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Nine Months Ended September 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,607,771	$29.38	$252.9	$(3.1)	$(0.2)	$249.6

Inception of Program Through September 30, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
19,449,302	$31.55	$613.7	$(8.5)	$(0.8)	$604.4

Pursuant to the Merger Agreement, we are restricted from issuing common stock.

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the nine months ended September 30, 2022 increased by $86.7 million over the same period in 2021, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Our investments in real estate, loans and financing receivables during the first nine months of 2022 were $152.2 million more than the same period in 2021. During the nine months ended September 30, 2022, our investment activity was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility, proceeds from the issuance of stock, proceeds from the sale of real estate properties and net proceeds received from our term loan borrowings. Investment activity during the same period in 2021 was primarily funded with a combination of cash from operations, proceeds from the sale of real estate properties, proceeds from the issuance of stock, proceeds from the issuance of long-term debt and borrowings on our revolving credit facility. From a financing perspective, our activities provided $423.3 million of net cash during the nine months ended September 30, 2022 as compared to $190.9 million during the same period in 2021. Financing activities in 2022 include the aggregate $600.0 million of bank term loans we entered into in April and $186.8 million of aggregate debt repayments on our secured long-term debt. We paid dividends to our stockholders totaling $323.2 million and $293.2 million during the first nine months of 2022 and 2021, respectively; we increased our quarterly dividend in the third quarter of 2022 to a quarterly amount of $0.41 per common share, up from $0.385 per common share. Under the terms of the Merger Agreement, we may not pay any further dividends, except as necessary to preserve our tax status as a REIT; provided that any such dividends would result in an offsetting decrease to the Merger Consideration.

	Nine Months Ended September 30,		Increase
(In thousands)	2022	2021	(Decrease)
Net cash provided by operating activities	$501,446	$414,778	$86,668
Net cash used in investing activities	(944,730)	(739,397)	(205,333)
Net cash provided by financing activities	423,325	190,886	232,439
Net decrease in cash, cash equivalents and restricted cash	$(19,959)	$(133,733)	$113,774

As of September 30, 2022, we had liquidity of $47.0 million on our balance sheet. Management believes that our current cash balance, the $377.0 million of immediate borrowing capacity available on our unsecured revolving credit facility and the cash generated by our operations is sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. Under the Merger Agreement, we are subject to various restrictions including equity issuances and other capital markets activities, among other restrictions.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2022 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2022, our total investment in real estate and loans approximated $11.6 billion, representing investments in 3,035 property locations, substantially all of which are profit centers for our customers. These investments generate cash flows from approximately 800 contracts predominantly structured as net leases. The weighted average non-cancellable remaining term of our leases was approximately 13.2 years.

Our real estate portfolio is highly diversified. As of September 30, 2022, our 3,035 property locations were operated by 579 customers across the United States. Our customers are typically established regional and national operators. Our largest customer represented approximately 2.9% of our portfolio at September 30, 2022, and our top ten largest customers represented 17.5% of base rent and interest. Our customers operate their businesses across approximately 925 brand names or business concepts in over 120 industries. The largest of the business concepts represented 2.1% of our base rent and interest as of September 30, 2022.

The following tables summarize the diversification of our real estate portfolio based on the percentage of base rent and interest, annualized based on rates in effect on September 30, 2022, for all of our leases, loans and financing receivables in place as of that date.

Diversification by Customer

As of September 30, 2022, our property locations were operated by 579 customers and the following table identifies our ten largest customers:

	% of
	Base Rent	Number
	and	of
Customer	Interest	Properties
Spring Education Group Inc. (Stratford School/Nobel Learning Communities)	2.9%	28
LBM Acquisition, LLC (Building materials distribution)	2.8	155
Fleet Farm Group LLC	2.1	9
Cadence Education, Inc. (Early childhood/elementary education)	2.0	78
Dufresne Spencer Group Holdings, LLC (Ashley Furniture HomeStore)	1.5	30
CWGS Group, LLC (Camping World/Gander Outdoors)	1.4	20
Zips Holdings, LLC	1.3	46
Great Outdoors Group, LLC (Cabela's)	1.2	8
American Multi-Cinema, Inc.	1.2	14
At Home Holding III Inc.	1.1	11
All other (569 customers)	82.5	2,636
Total	100.0%	3,035

Diversification by Industry

As of September 30, 2022, our customers’ business concepts were diversified across more than 120 industries within the service, retail and manufacturing sectors of the U.S. economy. The following table summarizes those industries into 80 industry groups:

	% of		Building
	Base Rent	Number	Square
	and	of	Footage
Customer Industry Group	Interest	Properties	(in thousands)
Service:
Restaurants—full service	6.5%	343	2,432
Restaurants—limited service	4.7	403	1,278
Early childhood education centers	5.9	285	2,938
Automotive repair and maintenance	5.8	259	1,504
Health clubs	5.0	93	3,260
Pet care facilities	3.3	185	1,766
Behavioral health	3.3	97	1,827
Medical and dental	3.2	169	1,535
All other service (33 industry groups)	26.0	601	32,827
Total service	63.7	2,435	49,367
Retail:
All retail (18 industry groups)	15.2	259	14,774
Total retail	15.2	259	14,774
Manufacturing:
Metal fabrication	5.9	117	15,033
Food processing	3.4	33	4,532
All other manufacturing (19 industry groups)	11.8	191	24,609
Total manufacturing	21.1	341	44,174
Total	100.0%	3,035	108,315

Diversification by Geography

Our portfolio is also highly diversified by geography, as our property locations can be found in every state except Hawaii. The following table details the top ten geographical locations of the properties as of September 30, 2022:

	% of
	Base Rent
	and	Number of
State	Interest	Properties
Texas	10.9%	351
Illinois	5.9	183
Florida	5.5	162
Georgia	5.4	170
California	5.3	84
Wisconsin	5.1	90
Ohio	4.7	153
Arizona	4.2	92
Tennessee	3.7	126
Michigan	3.5	119
All other (39 states) (1)	45.8	1,505
Total	100.0%	3,035
(1)	Includes one property in Ontario, Canada which represents less than 0.3% of base rent and interest.

Contract Expirations

The following table sets forth the schedule of our lease, loan and financing receivable expirations as of September 30, 2022:

	% of
	Base Rent
	and	Number of
Year of Lease Expiration or Loan Maturity (1)	Interest	Properties (2)
Remainder of 2022	0.2%	15
2023	1.1	16
2024	0.5	21
2025	0.9	23
2026	1.4	55
2027	1.5	53
2028	2.8	67
2029	4.5	153
2030	3.3	139
2031	4.9	209
Thereafter	78.9	2,268
Total	100.0%	3,019
(1)	Expiration year of contracts in place as of September 30, 2022 and excludes any tenant option renewal periods.
(2)	Excludes 16 properties that were vacant and not subject to a lease as of September 30, 2022.

Results of Operations

Overview

As of September 30, 2022, our real estate investment portfolio had grown to approximately $11.6 billion, consisting of investments in 3,035 property locations in 49 states, operated by 579 customers in various industries. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Total revenues	$230,556	$199,125	$31,431	$676,444	$573,432	$103,012
Expenses:
Interest	48,519	43,367	5,152	138,426	126,904	11,522
Property costs	4,360	4,267	93	10,915	14,098	(3,183)
General and administrative	13,427	17,456	(4,029)	46,381	58,551	(12,170)
Merger-related	8,014	—	8,014	8,014	—	8,014
Depreciation and amortization	78,985	67,123	11,862	227,641	195,725	31,916
Provisions for impairment	6,750	3,400	3,350	12,962	17,350	(4,388)
Total expenses	160,055	135,613	24,442	444,339	412,628	31,711
Other income:
(Loss) gain on dispositions of real estate	(2,719)	10,721	(13,440)	17,013	32,271	(15,258)
Income (loss) from non-real estate, equity method investments	985	1,872	(887)	(2,347)	804	(3,151)
Income before income taxes	68,767	76,105	(7,338)	246,771	193,879	52,892
Income tax expense	182	169	13	659	552	107
Net income	$68,585	$75,936	$(7,351)	$246,112	$193,327	$52,785

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $10.3 billion in gross investment amount representing 2,788 properties as of September 30, 2021 to approximately $11.6 billion in gross investment amount representing 3,035 properties at September 30, 2022. The weighted average real estate investment amounts outstanding during the three-month periods were approximately $11.5 billion in 2022 and $10.1 billion in 2021. During the nine-month periods, the weighted average real estate investment amounts were approximately $11.2 billion in 2022 and $9.9 billion in 2021. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing a full year of revenue in 2022 on acquisitions that were made during 2021. Similarly, the full revenue impact of acquisitions made during 2022 will not be seen until the fourth quarter of 2022. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During the three and nine months ended September 30, 2022, we collected $35,000 and $4.8 million, respectively, in early lease termination fees, primarily related to certain property sales, which are included in other income. Similarly, during the three and nine months ended September 30, 2021, we collected $1.8 million of lease termination fees.

As previously noted, we provided short-term rent deferral arrangements to certain of our tenants during the pandemic to help them continue to meet their rent payment obligations to us. Essentially all of our rent deferral arrangements with our tenants have now ended and our tenants continue to repay previously deferred rent in accordance with their agreements.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are often subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability. The industry experienced capitalization rate compression in 2021, with rates starting to increase in the second quarter of 2022; similarly, the weighted average lease rate we achieved on the investments we closed in the latter half of 2021 and into early 2022 reflected this rate compression, while the lease rate we achieved on investments we closed in the third quarter of 2022 reflected the upward shift. The weighted average lease rate we achieved on our new investments was 7.6% and 7.3% for the three and nine months ended September 30, 2022, respectively, as compared to 7.4% and 7.7% for both the three and nine months ended September 30, 2021, respectively. As noted, we saw upward movement in capitalization rates in the third quarter of 2022 and we expect this upward movement may continue as we move through the remainder of the year.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest expense - credit facility	$1,131	$9	$1,999	$339
Interest expense - credit facility fees	306	306	910	910
Interest expense - long-term debt (secured and unsecured)	45,014	40,545	130,351	118,868
Capitalized interest	(105)	(191)	(2,191)	(609)
Amortization of deferred financing costs and other	2,173	2,698	7,357	7,396
Total interest expense	$48,519	$43,367	$138,426	$126,904
Credit facility:
Average debt outstanding	$139,043	$1,348	$142,432	$40,674
Average interest rate during the period (excluding facility fees)	3.3%	2.7%	1.9%	1.1%
Long-term debt (secured and unsecured):
Average debt outstanding	$4,671,534	$3,991,406	$4,491,247	$3,792,619
Average interest rate during the period	3.9%	4.1%	3.9%	4.2%

The increase in average outstanding long-term debt was the primary driver for the increase in interest expense on long-term debt. Long-term debt added after September 30, 2021 consisted of $375.0 million of 2.70% senior unsecured notes issued in November 2021 and $600.0 million of unsecured floating-rate bank term loans issued in April 2022; the term loans have been effectively converted to a weighted average fixed-rate of 3.68% through the use of interest rate swaps. Long-term debt repaid in full, without penalties, since September 30, 2021 included $85.9 million of STORE Master Funding Series 2013-3 Class A-2 notes in November 2021 and $134.5 million of Series 2014-1, Class A-2 notes in April 2022. The two series of STORE Master Funding notes that were repaid were scheduled to mature in 2023 and 2024, respectively, and bore a weighted average interest rate of 5.1%. As of September 30, 2022, we had $4.7 billion of long-term debt outstanding with a weighted average interest rate of just over 3.8%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility increased from 2021 for both the three- and nine-month periods primarily as a result of the increased level of borrowings outstanding on the revolver during 2022. As of September 30, 2022, we had $223.0 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2022, we owned 16 properties that were vacant and not subject to a lease and the lease contracts related to just 10 properties we own are due to expire during the remainder of 2022. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of September 30, 2022, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Property-level operating costs (a)	$2,678	$2,639	$6,058	$9,370
Ground lease-related intangibles amortization expense	117	117	351	351
Operating ground lease payments made by STORE Capital	134	108	267	287
Operating ground lease payments made by STORE Capital tenants	511	510	1,548	1,543
Operating ground lease straight-line rent expense	211	212	617	621
Property taxes payable from tenant impounds	709	681	2,074	1,926
Total property costs	$4,360	$4,267	$10,915	$14,098
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $13.4 million and $46.4 million for the three and nine months ended September 30, 2022, respectively, as compared to $17.5 million and $58.6 million, respectively, for the same periods in 2021.

General and administrative expenses for the first nine months of 2021 included $10.1 million related to the expense for certain modified performance-based stock based compensation awards granted in 2018 and 2019; excluding this one-time expense catch-up from 2021 expenses, general and administrative expenses decreased $2.1 million for the first nine months of 2022 as compared to 2021.

We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale. Excluding noncash, stock-based compensation expense from both periods, general and administrative expenses for the twelve-month period ended September 30, 2022 represented 0.42% of average portfolio assets as compared to 0.46% for the comparable twelve-month period ended September 30, 2021.

Merger-related Expenses

Merger-related expenses include legal fees, investment banking fees and other costs incurred as a result of the pending Merger. For the three and nine months ended September 30, 2022, Merger-related expenses totaled $8.0 million.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $67.1 million and $195.7 million for the three and nine months ended September 30, 2021, respectively, to $79.0 million and $227.6 million, respectively, for the comparable periods in 2022.

Provisions for Impairment

During the three and nine months ended September 30, 2022, we recognized $6.8 million and $13.3 million, respectively, in provisions for the impairment of real estate, and during the nine months ended September 30, 2022, recognized a net reduction of $0.3 million in provisions for credit losses related to our loans and financing receivables. We recognized an aggregate $3.4 million and $17.4 million in provisions for the impairment of real estate and credit losses during the three and nine months ended September 30, 2021, respectively.

(Loss) Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended September 30, 2022, we recognized a $2.7 million aggregate net loss on the sale of 27 properties. In comparison, for the three months ended September 30, 2021, we recognized a $10.7 million aggregate net gain on the sale of 25 properties. For the nine months ended September 30, 2022, we recognized a $17.0 million aggregate net gain on sale of 51 properties as compared to an aggregate net gain of $32.3 million on the sale of 82 properties for the same period in 2021.

Net Income

For the three months ended September 30, 2022, our net income was $68.6 million reflecting a decrease from $75.9 million for the comparable period in 2021. The change in net income for the quarterly period is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio and lower general and administrative expenses offset by increases in depreciation and amortization, interest expense, Merger-related expenses and a net loss on dispositions of real estate. For the nine months ended September 30, 2022, our net income was $246.1 million, an increase over $193.3 million for the comparable period in 2021. The change in net income for the year-to-date periods is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and lower general and administrative expenses, property costs and impairments which were primarily offset by increases in depreciation and amortization, interest expense, Merger-related expenses and a decrease in the net gain on dispositions of real estate, as noted above.

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

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains (or losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. Management believes that AFFO provides more useful information to investors and analysts because it modifies FFO to exclude certain additional revenues and expenses such as, as applicable, straight-line rents, including construction period rent deferrals, and the amortization of deferred financing costs, stock-based compensation, lease-related intangibles, and executive severance and transition costs as such items have no impact on long-term operating performance. As a result, we believe AFFO to be a more meaningful measurement of ongoing performance that allows for greater performance comparability. Therefore, we disclose both FFO and AFFO and reconcile them to the most appropriate GAAP performance metric, which is net income. STORE Capital’s FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net Income	$68,585	$75,936	$246,112	$193,327
Depreciation and amortization of real estate assets	78,913	67,061	227,426	195,542
Provision for impairment of real estate	6,750	3,400	13,250	15,350
Loss (gain) on dispositions of real estate	2,719	(10,721)	(17,013)	(32,271)
Funds from Operations (a)	156,967	135,676	469,775	371,948
Adjustments:
Straight-line rental revenue:
Fixed rent escalations accrued	(2,308)	(2,277)	(5,919)	(6,256)
Construction period rent deferrals	772	980	3,209	2,717
Amortization of:
Equity-based compensation (b)	2,772	6,467	9,249	24,161
Deferred financing costs and other (c)	2,173	2,698	7,357	7,396
Lease-related intangibles and costs	678	626	2,156	2,413
(Reduction in) provisions for loan losses	—	—	(288)	2,000
Lease termination fees	—	(1,785)	(4,174)	(1,785)
Capitalized interest	(105)	(191)	(2,191)	(609)
Merger-related expenses (d)	8,014	—	8,014	—
(Income) loss from non-real estate, equity method investments	(985)	(1,872)	2,347	(804)
Adjusted Funds from Operations (a)	$167,978	$140,322	$489,535	$401,181

(a)	FFO and AFFO for the three months ended September 30, 2022 and 2021, include approximately $1.0 million and $0.8 million, respectively, and, for the nine months ended September 30, 2022 and 2021, include approximately $2.0 million and $5.8 million, respectively, of net revenue that is subject to the short-term deferral arrangements entered into in response to the COVID-19 pandemic, we account for these deferral arrangements as rental revenue and a corresponding increase in receivables. FFO and AFFO for the three months ended September 30, 2022 and 2021, exclude approximately $4.6 million and $8.0 million, respectively, and, for the nine months ended September 30, 2022 and 2021, exclude approximately $11.8 million and $19.2 million, respectively, collected under these short-term deferral arrangements.
(b)	For the nine months ended September 30, 2021, stock-based compensation expense included $10.1 million related to the modification of certain performance-based awards granted in 2018 and 2019.
(c)	For the nine months ended September 30, 2022, $0.8 million of accelerated amortization of deferred financing costs related to the prepayment of debt. For the three and nine months ended September 30, 2022, includes $0.6 million and $1.1 million, respectively, of accelerated amortization of deferred financing costs related to the prepayment of debt.
(d)	Represents transaction costs incurred as a result of the pending Merger.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At September 30, 2022, all our long-term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average debt maturity was approximately 6.2 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control. Significant increases in interest rates may have an adverse effect on our earnings if we are unable to acquire real estate with lease rates high enough to offset increases in interest rates on our borrowings.

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

At September 30, 2022, the Company’s $600.0 million unsecured revolving credit facility, which matures in June 2025, is its only contract indexed to LIBOR; as a result, during the recent amendment of this credit facility, alternative reference rate transition language was added to the credit agreement in anticipation of the LIBOR transition. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2022, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of September 30, 2022 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of November 3, 2022, three lawsuits have been filed by purported stockholders against the Company and current members of the Company Board in connection with the Merger. The lawsuits were filed in the United States District Court for the Southern District of New York and are captioned O’Dell v. STORE Capital Corp. et al., No. 1:22-cv-09273 (filed October 28, 2022), Klein v. STORE Capital Corp. et al., No. 1:22-cv-09310 (filed October 31, 2022), and Grossman v. STORE Capital Corp. et al., No. 1:22-cv-09357 (filed November 1, 2022). The complaints generally allege, among other things, that the preliminary proxy statement filed by the Company in connection with the Merger fails to disclose allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder. Plaintiffs in each pending lawsuit seek, among other things, an injunction barring the Merger or, in the alternative, rescission of the Merger to the extent it is already implemented, and an award of damages. Although the ultimate outcome of the matters cannot be predicted with any certainty, we believe that each of the lawsuits is without merit.

Item 1A. Risk Factors.

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations. Except as set forth below, there have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Merger may not be completed on the terms or timeline currently contemplated or at all.

The completion of the Merger is subject to certain conditions, including, among others (i) approval of the Merger by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock entitled to vote on the Merger and (ii) with respect to the Parent’s obligation to consummate the Merger, the clearance by the Committee on Foreign Investment in the United States. While it is currently anticipated that the Merger will be completed in the first quarter of 2023, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied. If the Merger is not consummated for any reason, the trading price of our common stock may significantly decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

●	the obligation to pay a termination fee (as described below);
●	the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing; and
●	reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete the Merger.

If the Merger Agreement is terminated we may be required to pay significant termination fees.

Subject to certain conditions set forth in the Merger Agreement, we may terminate the Merger Agreement. In certain cases, as set forth in the Merger Agreement, upon terminating the Merger Agreement we would be required to pay a termination fee equal to $274 million if the Merger Agreement is terminated in certain specified circumstances.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an alternative acquisition proposal, the Company may be required to pay a termination fee of up to $274 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.

Our business may be adversely impacted by the Merger prior to consummation.

The pending Merger could adversely affect our business and operations. For example, the pending Merger may make it difficult for us to retain and attract talented executives and employees and may distract our workforce and management team. Some of our tenants and business partners may defer decisions with respect to transactions with us as a result of the pending Merger. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger, to pursue certain transactions, undertake capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

An adverse judgment in one or more lawsuits challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

As of November 3, 2022, three lawsuits have been filed by purported stockholders against the Company and current members of the Company Board in connection with the Merger. The complaints generally allege, among other things, that the preliminary proxy statement filed by the Company in connection with the Merger fails to disclose allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder.  Plaintiffs in each pending lawsuit seek, among other things, an injunction barring the Merger or, in the alternative, rescission of the Merger to the extent it is already implemented, and an award of damages. Additional lawsuits arising out of the Merger may also be filed in the future. No assurance can be made as to the outcome of any lawsuit filed in connection with the Merger, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.  If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such injunction may prevent the completion of the Merger in the expected timeframe or at all. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restrictions on Dividends. Except for the payment of its regular quarterly dividend per share of Company common stock for the fiscal quarter ended September 30, 2022 in an amount of $0.41 per common share, which was paid on October 17, 2022 to stockholders of record as of September 30, 2022, during the term of the Merger Agreement the Company may not pay dividends, except as necessary to preserve its tax status as a real estate investment trust; provided that any such dividends would result in an offsetting decrease to the Merger Consideration.

Unregistered Sales of Equity Securities and Repurchases of Equity Securities. During the three months ended September 30, 2022, we did not purchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC and STORE Capital Corporation **	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company filed on September 15, 2022.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL CORPORATION
(Registrant)

Date: November 4, 2022	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)