Form 10-K
period 2022-12-31
STORE CAPITAL LLC
filed 2023-03-22
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-36739

STORE CAPITAL LLC

(Exact name of registrant as specified in its charter)

Delaware	88-4051712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8377 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 256-1100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 20, 2023 there were 1,125 units of equity outstanding.

PART I

In this Annual Report on Form 10-K, or this Annual Report, references to “we,” “us,” “our,” “the Company,” “S|T|O|R|E” or “STORE Capital,” are references to STORE Capital Corporation, a Maryland corporation, prior to, and to STORE Capital LLC, a Delaware limited liability company, upon and following the completion of the Merger, and references to the “Merger” are references to the Merger as defined in Item 1 below.

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

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and we may not be able to realize them. The following risks, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for customers in such markets;
●	rental rates that are unable to keep up with the pace of inflation;
●	the performance and financial condition of our customers;
●	real estate acquisition risks, including our ability to identify and complete acquisitions and/or failure of such acquisitions to perform in accordance with projections;
●	the competitive environment in which we operate;
●	decreased rental rates or increased vacancy rates;
●	potential defaults (including bankruptcy or insolvency) on, or non-renewal of, leases by customers;
●	our ability to raise debt capital on attractive terms;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and that we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms at all;
●	potential natural disasters and other liabilities and costs associated with the impact of climate change;
●	litigation, including costs associated with defending claims against us as a result of incidents on our properties, and any adverse outcomes;
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us;

●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust tax laws; and
●	the factors included in this report, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 1. BUSINESS

The Merger

On September 15, 2022, STORE Capital Corporation, a Maryland corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and Oak Street Real Estate Capital, a division of Blue Owl Capital, Inc. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”) and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to “we”, the “Company” “S|T|O|R|E” or “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

Overview

General. S|T|O|R|E is an internally managed net-lease real estate investment trust, or REIT, that is a leader in the acquisition, investment and management of Single Tenant Operational Real Estate, or STORE Properties, which is our target market and the inspiration for our name. A STORE Property is a real property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Our portfolio is highly diversified and our customers operate across a wide variety of industries within the service, service-oriented retail and manufacturing sectors of the U.S. economy.

Taxation as a Real Estate Investment Trust. STORE Capital Corporation elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with its initial taxable year ended December 31, 2011. STORE Capital LLC has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ended December 31, 2022. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our members annually.

The Net-Lease Model and Sustainability. S|T|O|R|E is a net-lease REIT. Accordingly, we acquire STORE Properties from business owners, and then lease the properties back to the business owners under net-leases, substantially all of which are triple-net. Under a triple-net lease, our customer (the tenant) is solely responsible for operating the business conducted at the property subject to the lease, keeping the property and improvements in good order and repair, remodeling and updating the building as it deems appropriate to maximize business value, and paying the insurance, property taxes and other property-related expenses. Under the triple-net lease model, therefore, S|T|O|R|E is not a real estate operator; rather, we provide real estate financing solutions to customers seeking a long-term, more efficient cost alternative to real estate ownership. Following our acquisition of a property, it is our customer, and not S|T|O|R|E, that controls the property, including with respect to decisions as to when and how to implement environmentally sustainable practices at a given property.

Our Corporate Responsibility. We define success by our ability to make a positive difference for all of our stakeholders. S|T|O|R|E’s beginning was inspired by our belief that we could make a positive difference for real estate intensive businesses across the U.S. by delivering innovative and superior real estate capital solutions. That belief has guided our efforts to bring much needed capital and liquidity opportunities to middle-market and larger businesses which, in turn, have brought value creation and growth to our customers, owners and employees. For our many customers, S|T|O|R|E’s real estate lease solutions have contributed to their prospects for wealth creation and to their ability to grow, create jobs and contribute to many communities across the country. In turn, meeting the needs of our customers provides an extraordinary investment opportunity that we believe creates sustainable long-term wealth. We are committed to operating our business responsibly, guarding our valuable reputation and creating long-term and sustainable value for our company through a robust business model and attentiveness to our many stakeholders. S|T|O|R|E is committed to playing an important role for middle-market and larger companies across the U.S. in order to help them succeed, while making a positive impact on our collective communities, both today and for future generations.

Our Target Market and Asset Class

We provide real estate financing solutions principally to middle-market and larger businesses that own single tenant profit-center real estate locations on which they conduct their businesses and generate revenues and profits, which we refer to as Single Tenant Operational Real Estate or “STORE Properties.” Our customers operate these STORE Properties within the broad-based service, service-oriented retail and manufacturing sectors of the U.S. economy. We have designed our net-lease solutions to provide a long-term, cost efficient way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership.

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

Because STORE Properties are profit-center locations, payment of rent under our lease contracts is supported not only by the credit quality of the tenant and the residual value of the real estate, but also and primarily by the profits produced by the business operations at the locations we own (e.g. unit-level profitability).

Creating Superior Lease Contracts

We believe that our net-lease contracts, and not simply tenant or real estate quality, are central to our potential to deliver superior long-term risk-adjusted rates of return. Contract quality embodies tenant and real estate characteristics, together with other investment attributes we believe are highly material. Contract attributes include the prices we pay for the real estate we own, inclusive of the prices relative to new construction cost. Other important contract attributes include the ability to receive unit-level financial statements, which allows us to evaluate unit-level cash flows relative to the rents we receive. Likewise, over many years of providing real estate net-lease capital, we have determined that tenant alignments of interest are highly important. Such alignments of interest can include full parent company recourse, credit enhancements in the form of guarantees, cross default provisions and the use of master leases. Master leases, which comprise most of our multi-property net-lease contracts, are individual lease contracts that bind multiple properties and offer landlords greater security in the event of tenant insolvency and bankruptcy. Whereas individual property leases provide tenants with the opportunity to evaluate the desirability and viability of each individual property they rent in the event of a bankruptcy, master leases bind multiple properties, permitting landlords to benefit from aggregate property performance and limiting tenants’ ability to pick and choose which leases to retain. Other important tenant contract considerations include contractual lease escalations, indemnification provisions, lease renewal rights, and the ability to sublease and assign leases, as well as qualitative considerations, such as alternative real estate use assessment and the composition of a tenant’s capitalization structure.

Our Business Process

We operate a platform for the acquisition of, investment in and management of STORE Properties that creates value through four core competencies.

●	Investment Origination. A S|T|O|R|E hallmark is our ability to directly market our real estate lease solutions to middle-market and larger companies nation-wide, utilizing a team of experienced relationship managers.
●	Investment Underwriting. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class.
●	Investment Documentation. The purchase documentation process includes the validation of investment underwriting through our due diligence process, which includes our initiation and receipt of third-party real estate valuations, title insurance, property condition assessments and environmental reports. When we are satisfied with the results and outcome of our pre-acquisition due diligence process, we purchase the property under a purchase agreement and enter into a lease with the seller.
●	Portfolio Management. Net-lease real estate investment portfolios require active management to realize superior risk-adjusted rates of return. S|T|O|R|E monitors unit-level profit and loss statements, customer corporate financial statements and the timely payment of property taxes and insurance in order to gauge portfolio quality.

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

Our environmental initiatives and partnerships focus on energy savings and carbon footprint reduction in our customers’ facilities. As we are a triple-net lease REIT, without direct control of physical locations, our primary strategy includes educating ourselves and our customers on evolving environmental strategies, soliciting feedback, and gathering environmental data from our customers. This includes developing relationships between our customers and environmental, social and governance (“ESG”) vendor partners, and supporting our tenants in the implementation of green programs including energy efficiency and carbon reduction programs.

Human Capital Management

We believe that to continue delivering strong financial results, we must execute on a human capital strategy that prioritizes, among other things: (i) establishing a work environment that: attracts, develops, and retains top talent; (ii) affording our employees an engaging work experience that allows for career development and opportunities for meaningful civic involvement; (iii) evaluating compensation and benefits, and rewarding outstanding performance; (iv) engaging with, and obtaining feedback from, our employees on their workplace experiences; (v) enabling every employee at every level to be treated with dignity and respect, to be free from discrimination and harassment, and to devote their full attention and best efforts to performing their job to the best of their respective abilities; and (vi) communicating with our board of directors on key topics.

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

As of December 31, 2022, we had 116 full-time employees, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including, but not limited to, traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices).

Regulations and Requirements

Our properties are subject to various laws and regulations, including regulations relating to fire and safety requirements, as well as affirmative and negative contractual covenants and, in some instances, common area obligations. We believe that each of our customers has the necessary permits and approvals to operate and conduct their businesses on our properties. Moreover, our properties are subject to Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Our customers have primary responsibility for complying with these regulations and other requirements pursuant to our lease and loan agreements; however, we may have liability in certain circumstances if our tenants do not comply with such laws and regulations. As of January 31, 2023, we are not aware of any ADA non-compliance that we believe would have a material adverse effect on the results of our operations.

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

About Us

STORE Capital Corporation was incorporated under the laws of Maryland on May 17, 2011. STORE Capital LLC was formed under the laws of Delaware on August 30, 2022. Our offices are located at 8377 E. Hartford Drive, Suite 100, Scottsdale, Arizona 85255. We currently lease approximately 34,500 square feet of office space from an unaffiliated third party. Our telephone number is (480) 256-1100 and our website is www.storecapital.com.

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

Item 1A. RISK FACTORS

There are many factors that affect our business, financial condition, operating results, cash flows and distributions. The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Annual Report. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law. See “Forward-Looking Statements.”

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

A substantial portion of our leases contain variable-rate contingent rent escalators that periodically increase the base rent payable by the customer. Our leases with rent escalators indexed to future increases in the Consumer Price Index (“CPI”) primarily adjust over a one-year period but may adjust over multiple-year periods. Generally, these escalators increase rent at (i) 1 to 1.25 times the change in the CPI over a specified period or (ii) a fixed percentage. As a result of these escalators, during periods of deflation or low inflation, small increases or decreases in the CPI may cause us to receive lower rental revenues than we would receive under leases with fixed-rate rent escalators. Conversely, when inflation is higher, contingent rent increases may not keep up with the rate of inflation. Higher inflation may also have an adverse impact on our customers if increases in their operating expenses exceed increases in revenue, which may adversely affect our customers’ ability to satisfy their financial obligations to us.

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

If any of our customers struggle financially, they may decline to extend or renew their leases, miss rental payments or declare bankruptcy. Claims for unpaid future rent are rarely paid in full and are subject to statutory limitations that would likely cause us to receive rental revenues substantially below the contractually specified rent. We are often subject to this risk because our triple-net leases generally involve a single tenant, but this risk is magnified when we lease multiple properties to a single customer under a master lease. Federal bankruptcy laws may prohibit us from evicting bankrupt customers solely upon bankruptcy, and we may not recover the premises promptly from the tenant or from a trustee or debtor-in-possession in bankruptcy proceedings. We may also be unable to re-lease a terminated or rejected space on comparable terms, or at all, or sell a vacant space upon a customer’s bankruptcy. We will be responsible for all of the operating costs at vacant properties until they are sold or re-let, if at all.

Some service and service-oriented retail customers may be susceptible to e-commerce pressures.

Most of our portfolio is leased to, or financed by, customers operating service or service-oriented retail businesses. Service and service-oriented retail businesses using physical outlets face increasing competition from online retailers and service providers. While we believe the businesses in our portfolio are relatively insulated from e-commerce pressures, these businesses may face increased competition from alternative online providers given the rapidly changing business conditions spurred by technological innovation, changing consumer preferences and non-traditional competitors. There can be no assurance that our customers’ businesses will remain competitive with e-commerce providers in the future; any failure to do so would impair their ability to meet their lease obligations to us and materially and adversely affect us.

Geographic, market sector or industry concentrations within our portfolio may negatively affect our financial results.

Our operating performance is impacted by the economic conditions affecting the specific locales, market sectors and industries in which we have concentrations of properties. As a result of these concentrations, local economic, market sector, and industry conditions, changes in state or local governmental rules and regulations, acts of nature, epidemics, pandemics and public health crises and actions taken in response thereto, and other factors affecting those states, market sectors or industries could result in an adverse effect on our customers’ businesses and their ability to meet their obligations to us. Additionally, a failure to increase demand for our products by, among other ways, failing to convince middle-market and larger companies to sell and lease back their properties, or an increase in the availability of properties for rent, could materially and adversely affect us. As we continue to acquire properties, our portfolio may become more concentrated by customer, industry or geographic area. A less diverse portfolio could cause us to be more sensitive to the bankruptcy of fewer customers, changes in consumer trends of a particular industry and a general economic downturn in a particular geographic area.

Failure of our underwriting and risk management procedures to accurately evaluate a potential customer’s credit risk could materially and adversely affect our operating results and financial position.

Our success depends in part on the creditworthiness of our middle-market and larger customers who generally are not rated by any nationally recognized rating agency. We analyze creditworthiness using Moody’s Analytics RiskCalc, our methodology of estimating probability of lease rejection and our proprietary ‘Probability of Default’ model, each of which may fail to adequately assess a particular customer’s default risk. An expected default frequency (“EDF”) score from Moody’s Analytics RiskCalc lacks the extensive company participation required to obtain a credit rating published by a nationally recognized statistical rating organization such as Moody’s Investors Services, Inc. or S&P Global Ratings, a division of S&P Global, Inc., and may not be as indicative of creditworthiness. Substantially all of our customers are required to provide corporate-level financial information to us periodically or at our request. EDF scores and the financial ratios we calculate are based on unverified financial information from our customers, may reflect only a limited operating history and include various estimates and judgments made by the party preparing the financial information. The probability of lease rejection we assign to a particular investment may be inaccurate and may not incorporate significant risks of which we are unaware, which may cause us to invest in properties and lease them to customers who ultimately default, and we may be unable to recover our investment by re-leasing or selling the related property, on favorable terms, or at all.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth.

Our ability to continue to acquire properties we believe to be suitable and compatible with our growth strategy may be constrained by numerous factors, including the following:

●	We may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a customer, which will decrease our profitability.

●	Our ability to grow requires that we overcome many customers’ preference to own, rather than lease, their real estate and convince customers that it is in their best interests to lease, rather than own, their STORE Properties, either of which we may not be able to accomplish.
●	We may be unable to reach an agreement with a potential customer due to failed negotiations or our discovery of previously unknown matters, conditions or liabilities during our real property, legal and financial due diligence review with respect to a transaction and may be forced to abandon the opportunity after incurring significant costs and diverting management’s attention.
●	We may fail to obtain sufficient financing to complete acquisitions on favorable terms or at all.

We typically acquire only a small percentage of all properties that we evaluate (which we refer to as our “pipeline”). To the extent any of the foregoing decreases our pipeline or otherwise impacts our ability to continue to acquire suitable properties, our ability to grow our business will be adversely affected.

We face significant competition for customers, which may negatively impact the occupancy and rental rates of our properties, reduce the number of acquisitions we are able to complete or increase the cost of these acquisitions.

We compete with numerous developers, owners and operators of properties that often own similar properties in similar markets, and if our competitors offer lower rents than we are offering, we may be pressured to lower our rents or to offer more substantial rent abatements, customer improvements, early termination rights, below-market renewal options or other lease incentive payments in order to remain competitive. Competition for customers could negatively impact the occupancy and rental rates of STORE properties.

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

Some of our customers operate their businesses under franchise or license agreements, which generally have terms that end earlier than the respective expiration dates of the related leases. In addition, a customer’s rights as a franchisee or licensee typically may be terminated by the franchisor and the customer may be precluded from competing with the franchisor or licensor upon termination. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would impact the customer’s ability to make payments under its lease or loan with us. We typically have no notice or cure rights with respect to such a termination and have no rights to assignment of any such agreement, which may have an adverse effect on our ability to mitigate losses arising from a default by a terminated franchisee on any of our leases or loans.

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

Failure to qualify as a REIT could adversely affect our financial condition.

Our qualification as a REIT requires us to satisfy numerous highly technical and complex requirements for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. No guarantee can be made that we will be able to continue to be qualified as a REIT in the future. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (and state and local taxes) on our taxable income at the regular corporate rate and be unable to deduct dividends when computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from such a failure could adversely affect our financial condition.

Risks Related to the Financing of Our Business

Our growth depends on external sources of debt and equity capital, which are outside of our control and affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our members.

We rely on third-party sources to fund our debt and equity capital needs. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current debt levels, our credit ratings, our current and expected future earnings, and our cash flows and cash distributions.

In addition, in order to maintain our qualification as a REIT, we are generally required under the Code to, among other things, distribute annually at least 90% of our net REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and we will be subject to income tax to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, without access to third-party sources of capital, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our members necessary to maintain our qualification as a REIT.

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

We are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest. If we are unable to make debt service payments as required on loans secured by properties we own, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment. In addition, a significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries (“SPEs”) that have been pledged to secure the long-term borrowings of those SPEs. We or our other consolidated subsidiaries are the equity owners of our SPEs, which entitles us to the excess cash flows after debt service and all other required payments are made on the debt of our SPEs. If our SPEs fail to make the required payments on such indebtedness or fail to maintain the required debt service coverage ratios, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable. If our SPEs are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could reduce the value of our portfolio and revenues available for distribution to our members.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce our overall net return.

We attempt to mitigate our exposure to interest rate risk by entering into long-term fixed-rate financing through the combination of periodic debt offerings under our secured and unsecured debt programs including our STORE Master Funding program, our asset-backed securities conduit, through non-recourse secured borrowings, through insurance company and bank borrowings, by laddering our borrowing maturities and by using leases that generally provide for rent escalations during the term of the lease. However, the weighted average term of our borrowings does not match the weighted average term of our investments, and the methods we employ to mitigate our exposure to changes in interest rates involve risks, including the risk that the debt markets are volatile and tend to reflect the conditions of the then current economic climate. Our efforts may not be effective in reducing our exposure to interest rate changes, which may increase our cost of capital and reduce the net returns we earn on our portfolio.

We depend on the asset backed securities (“ABS”) market for a substantial portion of our long-term debt financing.

Historically, we have raised a significant amount of long-term debt capital through our STORE Master Funding program, which accesses the ABS market. Our ABS debt is issued by our SPEs, which issue multiple series of investment grade ABS notes from time to time as additional collateral is added to the collateral pool. Our ABS debt is generally non-recourse, but there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities.

We have generally used the proceeds from these ABS financings to repay debt and fund real estate acquisitions. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our STORE Master Funding program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time. No assurance can be given that the ABS market or financing facilities with similar flexibility to substitute collateral will be available to us in the future.

A disruption in the financial markets for ABS debt may affect our ability to obtain long-term debt, which, in turn, may force us to acquire real estate assets at a lower than anticipated growth rate and negatively affect our return on equity. Furthermore, a reduction in the difference, or spread, between the rate we earn on our assets (primarily the lease rates we charge our customers) and the rate we pay on our liabilities (primarily the interest rates on our debt) could have a material and adverse effect on our financial condition.

A downgrade in our credit ratings could have a material adverse effect on our business and financial condition.

The credit ratings assigned to us and our debt, which are subject to ongoing evaluation by the rating agencies who have published them, could change based upon, among other things, our historical and projected business, prospects, liquidity, results of operations and financial condition, or the real estate industry generally. If any credit rating agency downgrades or lowers our credit rating, places any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates a negative outlook for that rating, it could materially adversely affect the market price of our debt securities, as well as our costs and availability of capital.

The agreements governing some of our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our members.

The agreements governing some of our indebtedness contain restrictions and covenants, including financial covenants, that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forego investment opportunities, reduce or eliminate distributions to our members or obtain financing on less than favorable terms. The covenants and other restrictions under our debt agreements may affect our ability to incur indebtedness, create liens on assets, sell or substitute assets, modify certain terms of our leases, prepay debt with higher interest rates, manage our cash flows and make distributions to our members. Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

General Real Estate Risks

Real estate investments are relatively illiquid and property vacancies could result in significant capital expenditures.

We may desire to sell a property in the future because of changes in market conditions, poor customer performance or default under any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Particularly with respect to certain types of real estate assets, such as movie theaters, that cannot always be sold quickly, we may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In addition, as a REIT, the Code limits our ability to dispose of properties in ways that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and make distributions to our members.

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

The impacts of climate change on our properties or operations are highly uncertain and would be particular to the geographic areas in which we operate. Such impacts may result from increased frequency of natural disasters, changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, rising energy and environmental costs, and changing temperatures, which may impact our or our tenants’ ability to obtain property insurance on acceptable terms. While most all of our leases are triple-net, and generally impose responsibility on our tenants for the property-level operating costs and require our tenants to indemnify us for environmental liabilities, there can be no assurance that a given tenant will be able to satisfy its payment obligations to us under its lease if climate change adversely impacts a particular property.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2022, our total investment in real estate and loans approximated $12.0 billion, representing investments in 3,084 property locations, substantially all of which are profit centers for our customers. The weighted average non-cancelable remaining term of our leases was approximately 13.1 years.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common equity. 100.0% of our common equity is beneficially owned by our two members.

Distributions

Distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, and the annual distribution requirements under the REIT provisions of the Code and other factors.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, the Company did not repurchase any of its equity securities.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section, as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

In 2019, the Financial Accounting Standards Board issued ASU 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year Annual Report, we include disclosures on our cash flows and results of operations for fiscal year 2022 versus 2021 only. For discussion of our fiscal year 2021 compared to our fiscal year 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended December 31, 2021.

The Merger

On September 15, 2022, STORE Capital Corporation, a Maryland corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and Oak Street Real Estate Capital, a division of Blue Owl Capital, Inc. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”) and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to “we”, the “Company” “S|T|O|R|E”, or “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

Following the Merger, we are a Delaware limited liability company organized as an internally managed real estate investment trust, or REIT. As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all our taxable income to our members and meet other requirements.

Overview

We invest in Single Tenant Operational Real Estate, or STORE Property, which is our target market and the inspiration for our name. A STORE Property is a property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Due to the long-term nature of our leases, we focus our acquisition activity on properties that operate in industries we believe have long-term relevance, the majority of which are service industries. By acquiring the real estate from the operators and then leasing the real estate back to them, the operators become our long-term tenants, and we refer to them as our customers. Through the execution of these sale-leaseback transactions, we fill a need for our customers by providing them a source of long-term capital that enables them to avoid the need to incur debt and/or employ equity in order to finance the real estate that is essential to their business.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase somewhat over the life of the lease contracts. As of December 31, 2022, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single-tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have dedicated an internal team to review and analyze ongoing customer financial performance, both at the corporate level and with respect to each property we own, in order to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of December 31, 2022, our investment portfolio stood at approximately $12.0 billion, consisting of investments in 3,084 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise future additional capital to make such acquisitions. We acquire real estate with a combination of debt and equity capital, proceeds from the sale of properties and cash from operations that is not otherwise distributed to our members in the form of distributions. We also periodically commit to fund the construction of new properties for our customers or to provide them funds to improve and/or renovate properties we lease to them. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable-rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed-rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less distributions plus proceeds from our sale of properties) and our annual debt maturities.

Unsecured Revolving Credit Facility

As of December 31, 2022, we had $555.0 million outstanding under our previous unsecured revolving credit facility. Borrowings under the previous facility required monthly payments of interest at a rate selected by us of either (1) LIBOR plus a credit spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.40%. The credit spread used was based on our credit rating as defined in the credit agreement. We were also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30%. As of December 31, 2022, the applicable credit spread for LIBOR-based borrowings was 0.85% and the facility fee was 0.20%.

Under the terms of the facility, we were subject to various restrictive financial and nonfinancial covenants, which, among other things, required us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. The facility was recourse to us, and, as of December 31, 2022, we were in compliance with the financial and nonfinancial covenants under the facility.

In connection with the completion of the Merger on February 3, 2023, we repaid in full all amounts outstanding under, and terminated, the previous revolving credit facility agreement. Concurrently, we entered into a new unsecured credit agreement with a group of lenders which provides for a senior unsecured revolving credit facility of up to $500.0 million. The facility is scheduled to mature in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) SOFR plus an adjustment of 0.10%, plus a credit spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.45%. The credit spread used is based on our consolidated total leverage ratio as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on our consolidated total leverage ratio. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. In March 2023, we entered into an incremental amendment to the unsecured credit agreement which provides for increases to the commitments under the revolving credit facility in an amount of $150.0 million.

Senior Unsecured Term Debt

As of December 31, 2022, we had an aggregate principal amount of $1.4 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2022, we were in compliance with these covenants.

Prior to our inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors. The financial covenants of the privately placed notes are similar to our previous unsecured revolving credit facility, and, as of December 31, 2022, we were in compliance with these covenants. In November 2022, at maturity we paid off an aggregate principal amount of $75.0 million of such unsecured privately placed notes. Upon the completion of the Merger, we were required to offer to repurchase the remaining $300.0 million in aggregate principal amount of such privately placed notes. Following the closing of the repurchase offer period, we repurchased $185.6 million in aggregate principal amounts of such notes.

In April 2022, we entered into a term loan agreement under which we borrowed an aggregate $600.0 million of floating-rate, unsecured term loans; the loans consisted of a $400.0 million five-year loan and a $200.0 million seven-year loan. The interest rate on each of the term loans reset daily at Daily Simple SOFR plus an adjustment of 0.10% plus a credit rating-based credit spread ranging from 0.75% to 1.60% on the five-year loan and 1.25% to 2.20% on the seven-year loan. The applicable credit spread as of December 31, 2022 was 0.95% for the five-year loan and 1.25% for the seven-year loan. In conjunction with entering into these floating-rate term loans, we also entered into interest rate swap agreements that effectively converted the floating rates to a weighted average fixed rate of 3.68%.

The April 2022 term loans were arranged with lenders that also participated in our previous unsecured revolving credit facility and the financial covenants of the term loans matched the covenants of that facility. As of December 31, 2022, we were in compliance with these covenants. The term loans were senior unsecured obligations, required monthly interest payments and could be prepaid at any time; the seven-year loan had a prepayment premium of 2% if repaid in year one and 1% if repaid in year two.

In December 2022, we entered into a term loan agreement with an initial commitment of $100.0 million of unsecured, floating-rate, short-term borrowings. As of December 31, 2022, we had borrowings of $90.0 million outstanding on this term loan. The loan matured at the consummation of the Merger. The interest rate on this loan reset daily at Daily Simple SOFR, plus an adjustment of 0.10% plus a credit rating-based credit spread ranging from 0.75% to 1.60%. The credit spread applicable as of December 31, 2022 was 0.95%. The term loan agreement included an incremental borrowing feature that allowed us to request up to an additional $100.0 million of term borrowings after

December 31, 2022. The loan was arranged with a lender that also participated in our previous unsecured revolving credit facility. The financial covenants of the term loan matched the covenants of the previous unsecured revolving credit facility. As of December 31, 2022, we were in compliance with these covenants. The term loan was a senior unsecured obligation and required monthly interest payments.

In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding and terminated both the April 2022 term loans and the December 2022 term loan. Concurrently, we entered into an unsecured credit agreement with a group of lenders which provides for an unsecured, variable-rate term loan of $600.0 million. The term loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a credit spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. Our existing cash flow hedges were transferred to the new term loan and effectively convert the variable-rate on the term loan to a fixed rate of 3.88%. In March 2023, we entered into an incremental amendment to the unsecured credit agreement which provides for increases to the term loan in an amount of $200.0 million. In connection with the amendment, we entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the incremental borrowings to a fixed interest rate of 5.17% for the remaining term of the loan.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $2.4 billion as of December 31, 2022 and the following is a summary, by year, of the scheduled payments of both principal and interest for these notes (in thousands).

							Total Senior Unsecured
	Public Notes		Term Loans (1)		Other Unsecured Notes (2)		Term Debt
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
2023	$-	$51,688	$90,000	$23,237	$-	$14,700	$90,000	$89,625
2024	-	51,687	-	22,466	100,000	14,264	100,000	88,417
2025	-	51,688	-	22,405	-	9,460	-	83,553
2026	-	51,687	-	22,404	200,000	3,153	200,000	77,244
2027	-	51,688	400,000	12,533	-	-	400,000	64,221
2028	350,000	39,175	-	7,898	-	-	350,000	47,073
2029	350,000	23,123	200,000	2,525	-	-	550,000	25,648
2030	350,000	18,600	-	-	-	-	350,000	18,600
2031	375,000	9,281	-	-	-	-	375,000	9,281
Total	$1,425,000	$348,617	$690,000	$113,468	$300,000	$41,577	$2,415,000	$503,662
(1)	In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding and terminated April 2022 and December 2022 term loans and entered into a new unsecured credit agreement which provides for a new $600.0 million term loan. In March 2023, we entered into an incremental amendment to the unsecured credit agreement which provides for increases to the term loan in an amount of $200.0 million.
(2)	Upon the completion of the Merger, we were required to offer to repurchase the $300.0 million in outstanding aggregate principal amount of such privately placed notes. Following the closing of the repurchase offer period, we repurchased $185.6 million in aggregate principal amounts of such notes.

Non-recourse Secured Debt

As of December 31, 2022, approximately 30% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset-backed net-lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The aggregate outstanding principal amount of our secured mortgage notes payable was $2.3 billion as of December 31, 2022 and the scheduled maturities, including balloon payments, and scheduled interest payments on our aggregate secured mortgage notes payable are as follows (in thousands):

		STORE Master Funding
		Non-recourse Net-lease Mortgage Notes		Other Non-recourse Mortgage Notes			Total Non-recourse Mortgage Notes (2)
	Principal	Balloons (1)	Interest	Principal	Balloons	Interest	Principal	Balloons	Interest
2023	$19,872	$-	$79,514	$2,756	$27,285	$6,165	$22,628	$27,285	$85,679
2024	19,677	185,469	77,465	2,231	8,329	5,058	21,908	193,798	82,523
2025	17,482	256,612	63,301	2,295	-	4,794	19,777	256,612	68,095
2026	16,005	279,014	57,297	1,649	53,128	3,615	17,654	332,142	60,912
2027	8,276	460,472	42,952	945	-	2,074	9,221	460,472	45,026
Thereafter	20,568	834,806	141,618	6,314	36,044	5,302	26,882	870,850	146,920
Total	$101,880	$2,016,373	$462,147	$16,190	$124,786	$27,008	$118,070	$2,141,159	$489,155
(1)	Debt is prepayable, without penalty, 24 or 36 months prior to scheduled maturity.
(2)	In connection with the completion of the Merger on February 3, 2023, we entered into a non-recourse, secured credit agreement which provides for a secured term loan of $2.0 billion, of which $515.0 million was repaid in March 2023.

Debt Summary

As of December 31, 2022, our aggregate secured and unsecured term debt had an outstanding principal balance of $4.7 billion, a weighted average maturity of 5.9 years and a weighted average interest rate of 3.9%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2022:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,118	$3,616	$—	$3,616
Other mortgage notes payable	141	251	—	251
Total non-recourse debt	2,259	3,867	—	3,867
Unsecured notes and term loans payable	2,415	—	—	—
Unsecured credit facility	555	—	—	—
Total unsecured debt (including revolving credit facility)	2,970	—	—	—
Unencumbered real estate assets	—	6,830	1,383	8,213
Total debt	$5,229	$10,697	$1,383	$12,080

Our decision to use either senior unsecured term debt, STORE Master Funding or other non-recourse traditional mortgage loan borrowings depends on our view of the most strategic blend of unsecured versus secured debt that is needed to maintain our targeted level of overall corporate leverage as well as on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of our real estate assets. Our growing pool of unencumbered assets will increase our financial flexibility by providing us with assets that can support senior unsecured financing or that can serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and any additional equity capital raises from our members.

For additional details and terms regarding these debt instruments, see Note 4 to the December 31, 2022 consolidated financial statements.

Equity

We historically accessed the equity markets in various ways. As part of these efforts, we established “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, we could offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Most recently, in November 2020, we established a $900 million ATM program (the “2020 ATM Program”).

The following tables outline the common stock issuances under our 2020 ATM Program (in millions except share and per share information):

	Year Ended December 31, 2022
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2020 ATM Program	8,607,771	$29.38	$252.9	$(3.1)	$(0.2)	$249.6

	Inception of Program Through December 31, 2022
ATM Program	Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
$900 million 2020 ATM Program	19,449,302	$31.55	$613.7	$(8.5)	$(0.8)	$604.4

The 2020 ATM Program was terminated upon the closing of the Merger.

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2022 increased by $91.0 million over 2021, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Our investments in real estate, loans and financing receivables during 2022 were $111.2 million more than 2021. During 2022, our investment activity was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility, net proceeds received from our term loan borrowings, proceeds from the issuance of stock and proceeds from the sale of real estate properties. Investment activity during 2021 was primarily funded with a combination of cash from operations, proceeds from the issuance of stock, proceeds from the sale of real estate properties, proceeds from the issuance of common stock, proceeds from the issuance of long-term debt in June and November of 2021 and borrowings on our revolving credit facility. From a financing perspective, our activities provided $648.4 million of net cash during 2022 as compared to $439.9 million in 2021. Financing activities in 2022 include the aggregate $600.0 million of bank term loans we entered into in April, $425.0 million of net borrowings on the revolving credit facility, and an additional $90.0 million of bank term loans we entered into in December, offset by $267.6 million of aggregate debt repayments on our secured and unsecured long-term debt. We paid dividends to our stockholders totaling $439.1 million and $398.0 million during 2022 and 2021, respectively.

	Year Ended December 31,		Increase
(In thousands)	2022	2021	(Decrease)
Net cash provided by operating activities	$674,415	$583,373	$91,042
Net cash used in investing activities	(1,353,096)	(1,129,819)	(223,277)
Net cash provided by financing activities	648,436	439,919	208,517
Net decrease in cash, cash equivalents and restricted cash	$(30,245)	$(106,527)	$76,282

As of December 31, 2022, we had liquidity of $35.1 million on our balance sheet. Management believes that our current cash balance, the immediate borrowing capacity available on our unsecured revolving credit facility, and cash generated by our operations is sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2022 consolidated financial statements.

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

Accounting for Real Estate Investments

Classification and Cost

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of our lease contracts allow our customers the option, at their election, to purchase the leased property from us at a specified time or times (generally at the greater of the then-fair market value or our cost, as defined in the lease contracts). Subsequent to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)(“ASC Topic 842”) on January 1, 2019, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, we will account for such an acquisition as a financing arrangement and record the investment in loans and financing receivables on the consolidated balance sheet.

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

Results of Operations

Overview

As of December 31, 2022, our real estate investment portfolio had grown to approximately $12.0 billion, consisting of investments in 3,084 property locations in 49 states. Approximately 94% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 6% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our customers’ other assets.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended
	December 31,		Increase
(In thousands)	2022	2021	(Decrease)
Total revenues	$910,172	$782,664	$127,508
Expenses:
Interest	189,549	170,974	18,575
Property costs	14,696	18,244	(3,548)
General and administrative	62,555	84,097	(21,542)
Merger-related	12,248	—	12,248
Depreciation and amortization	308,084	265,813	42,271
Provisions for impairment	16,428	24,979	(8,551)
Total expenses	603,560	564,107	39,453
Other income:
Gain on dispositions of real estate	19,224	46,655	(27,431)
Income from non-real estate, equity method investments	2,949	3,949	(1,000)
Income before income taxes	328,785	269,161	59,624
Income tax expense	884	813	71
Net income	$327,901	$268,348	$59,553

Revenues

The increase in revenues year over year was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $10.7 billion in gross investment amount representing 2,866 properties at the end of 2021 to approximately $12.0 billion in gross investment amount representing 3,084 properties at December 31, 2022. The weighted average real estate investment amounts outstanding during the years were approximately $11.3 billion in 2022 and $10.0 billion in 2021. Our real estate investments were made throughout the years presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between years is related to recognizing a full year of revenue in 2022 on acquisitions that were made during 2021. Similarly, the full revenue impact of acquisitions made during 2022 will not be seen until 2023. A smaller component of the increase in revenues between years is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. Additionally, during 2022, we collected $5.1 million in lease termination fee income, $4.2 million of which were associated with the sale of a property. Lease termination fee income is included in other income. Similarly, other income in 2021 includes $1.8 million of lease termination fee income associated with property sales.

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

Interest Expense

We fund the growth in our real estate investment portfolio with excess cash flow from our operations after dividends and principal payments on debt, net proceeds from periodic sales of real estate, proceeds from issuances of long-term fixed-rate debt and net proceeds from equity issuances. We typically use our unsecured revolving credit facility to temporarily finance the properties we acquire.

The following table summarizes our interest expense.

	For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Interest expense - credit facility	$6,218	$607
Interest expense - credit facility fees	1,217	1,217
Interest expense - secured and unsecured debt	174,911	159,853
Capitalized interest	(2,306)	(823)
Amortization of deferred financing costs and other	9,509	10,120
Total interest expense	$189,549	$170,974
Credit facility:
Average debt outstanding	$196,627	$56,101
Average interest rate during the period (excluding facility fees)	3.2%	1.1%
Secured and unsecured debt:
Average debt outstanding	$4,526,992	$3,873,226
Average interest rate during the period	3.9%	4.1%

The increase in average debt outstanding was the primary driver for the increase in interest expense on secured and unsecured debt. Secured and unsecured debt added during 2022 included $600.0 million of unsecured floating-rate bank term loans issued in April 2022; the term loans have been effectively converted to a weighted average fixed-rate of 3.68% through the use of interest rate swaps. Long-term debt repaid in full, without penalties, during 2022 included $134.5 million of STORE Master Funding Series 2014-1, Class A-2 notes, which bore an interest rate of 5.0% and were scheduled to mature in 2024 and repayment of $75.0 million of unsecured privately placed notes in November 2022 at maturity. As of December 31, 2022, we had $4.7 billion of secured and unsecured debt outstanding with a weighted average interest rate of 3.9%.

We typically use our revolving credit facility on a short-term, temporary basis to acquire real estate properties until those borrowings are sufficiently large to warrant the economic issuance of long-term fixed-rate debt, the proceeds of which we generally use to pay down the amounts outstanding under our revolving credit facility. Interest expense associated with our revolving credit facility increased from 2021 as a result of the increased interest rate and increased level of borrowings outstanding on the revolver during 2022. As of December 31, 2022, we had $555.0 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2022, we owned 16 properties that were vacant and not subject to a lease and the lease contracts related to just 20 properties we own are due to expire during 2023. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of December 31, 2022, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statement of income, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Year Ended December 31,
	2022	2021
Property-level operating costs (a)	$7,826	$11,820
Ground lease-related intangibles amortization expense	469	469
Operating ground lease payments made by STORE Capital	367	427
Operating ground lease payments made by STORE Capital tenants	2,607	2,651
Operating ground lease straight-line rent expense	280	237
Property taxes payable from tenant impounds	3,147	2,640
Total property costs	$14,696	$18,244
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $62.6 million in 2022 as compared to $84.1 million in 2021. Expenses for 2021 included approximately $6.9 million of severance costs related to the departure of our former Executive Chairman and approximately $890,000 of transition costs related to the appointment of our former Chief Financial Officer. Additionally, compensation expense for equity-based payments totaled $12.4 million in 2022 as compared to $32.2 million in 2021. Expenses in 2021 included $10.1 million related to the expense for certain modified performance-based stock based compensation awards granted in 2018 and 2019 and $3.2 million of accelerated amortization of certain stock-based compensation awards associated with executive severance and retirement agreements.

Excluding noncash, stock-based compensation expense and executive severance and transition costs from both periods, general and administrative expenses was 0.44% of average portfolio investment assets in 2022 and 2021. We expect that general and administrative expenses will continue to rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale.

Merger-related Expenses

Merger-related expenses include legal fees, investment banking fees and other costs incurred as a result of the Merger. Merger-related expenses totaled $12.2 million in 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $265.8 million in 2021 to $308.1 million in 2022.

Provisions for Impairment

During 2022, we recognized provisions for impairment aggregating $16.4 million; of this amount, $16.0 million represented provisions for the impairment of real estate and $0.4 million represented provisions for credit losses related to our loans and financing receivables. During 2021, we recognized an aggregate $25.0 million of provisions for impairment, consisting of $21.8 million of impairments of real estate and $3.2 million of provisions for credit losses.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During 2022, we recognized a $19.2 million aggregate net gain on the sale of 60 properties. In comparison, during 2021, we recognized a $46.7 million aggregate net gain on the sale of 103 properties. The net proceeds from the dispositions of real estate during 2022 aggregated $196 million as compared to an aggregate original investment amount of $212 million. For properties sold during 2021, net proceeds aggregated $356 million as compared to an aggregate original investment amount of $369 million. As noted earlier, during 2022 and 2021, we also collected $4.2 million and $1.8 million, respectively, of early lease termination payments in connection with certain property sales.

Net Income

For the year ended December 31, 2022, our net income was $327.9 million reflecting an increase from $268.3 million in 2021. The change in net income is primarily comprised of a net increase resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and lower general and administrative expense, impairment and property costs which were partially offset by an increase in depreciation and amortization, a decrease in the net gain on dispositions of real estate, an increase in interest expense and an increase in Merger-related expenses, as noted above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At December 31, 2022, all our long-term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average long-term debt maturity was approximately 6.0 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although our long-term debt generally carries a fixed rate, we often temporarily fund our property acquisitions with a revolving credit facility, which carries a variable rate. During the year ended December 31, 2022, we had average daily outstanding borrowings of $196.6 million on our previous variable-rate revolving credit facility, which bore interest based on one-month LIBOR, plus a credit spread of 0.85% based on our current credit rating. Additionally, in December 2022 we entered into a term loan agreement with an initial commitment of $100.0 million of unsecured, floating-rate, short-term borrowings. As of December 31, 2022 we had borrowings of $90.0 million outstanding on this term loan which bore interest at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable credit spread which was 0.95% based on our current credit rating.

In connection with the completion of the Merger, on February 3, 2023, we repaid in full all indebtedness, liabilities and other obligations outstanding under and terminated, the previous revolving credit facility and the April 2022 and December 2022 term loans. Concurrently, we entered into the following:

●	an unsecured credit agreement which provides for (a) a senior unsecured revolving credit facility of up to $500.0 million which bears interest based on SOFR plus an adjustment of 0.10% plus a credit spread of 1.00% to 1.45% based on our consolidated total leverage ratio as defined in the credit agreement, and (b) an unsecured, variable-rate term loan of $600.0 million. The term loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus a credit spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. Our existing cash flow hedges were transferred to the new term loan and effectively convert the variable-rate on the term loan to a fixed rate of 3.88%. In March 2023, we entered into an incremental amendment to the unsecured credit agreement which provides for increases to the outstanding unsecured revolving credit facility and unsecured term loan in an aggregate principal amount of $350.0 million, consisting of (i) increases to the commitments under the revolving credit facility in an amount of $150.0 million and (ii) increases to the term loan in an amount of $200.0 million. In connection with the amendment to the unsecured credit agreement, we entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the incremental borrowings on the unsecured term loan to a fixed interest rate of 5.17% for the remaining term of the loan.
●	a secured credit agreement that provides for a $2.0 billion secured term loan facility which bears interest at a floating rate equal to one-month SOFR, plus a spread of 2.75%. In conjunction with entering into this variable-rate secured term loan facility, we entered into interest rate swap agreements with a notional amount of $750.0 million that effectively convert a portion of the loan to a fixed rate. In March 2023, we paid down $515.0 million in aggregate principal amount of indebtedness under the secured credit agreement.

We monitor our potential market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments noted above assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates on variable rate debt expected to be outstanding during 2023, the estimated market risk exposure for our variable-rate debt is estimated to be approximately $10 million, or less than 1.5% of net cash provided by operating activities, for the year ended December 31, 2022. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), first announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR. Subsequently, the Alternative Reference Rates Committee, or ARRC, identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts. On March 5, 2021, the FCA announced that U.S. Dollar (USD) LIBOR would no longer be published after June 30, 2023. This latest announcement had several implications, including setting the spread that may be used to automatically convert contracts from USD LIBOR to SOFR. Additionally, banking regulators encouraged banks to discontinue new LIBOR debt issuances by December 31, 2022.

At December 31, 2022, the Company’s $600.0 million unsecured revolving credit facility, which was set to mature in June 2025, was its only contract indexed to LIBOR. In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding under, and terminated, this revolving credit facility agreement and no longer have any LIBOR-based borrowings outstanding.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of STORE Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 22, 2023 expressed an unqualified opinion thereon.

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

As described in Notes 2 and 3 to the financial statements, the Company recorded $1.3 billion in acquisitions to real estate during 2022. Auditing the Company’s accounting for the 2022 acquisitions was complex and required specialized skills and knowledge due to the estimation involved in the allocation of the purchase price to the assets acquired, including land, buildings, improvements and intangible lease assets. The Company utilized multiple sources to estimate such values including third party appraisers and other data such as market rents and comparables.

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

Our audit procedures included evaluating whether any intangible assets were properly identified and the appropriateness of market data and other significant assumptions, including land comparables and replacement costs. We reviewed the valuations completed by third party appraisers including a review of the underlying market data utilized. We further compared the allocations to those historically recognized by the Company and reviewed for any allocation outliers in the population. For certain acquisitions of real estate, we involved valuation specialists to assist in the evaluation of significant assumptions used and the appropriateness of the approach selected and the qualifications of the third-party appraisers.

Real estate impairment
Description of the Matter

The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As more fully described in Note 2 to the financial statements, during 2022, the Company recorded impairment losses on certain real estate assets. Based on the factors impacting a property’s value, such as vacancy, undiscounted cash flows from the lease, and market trends as well as hold versus sale scenarios, the Company evaluated certain properties for recoverability and determined that specific assets were impaired. As a result, the Company recognized $16.0 million in impairment losses, which represented the amount by which the carrying values exceeded the estimated fair values of these assets.

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

We obtained an understanding and tested the design and operating effectiveness of controls over the Company’s processes to identify indicators of impairment and measure the fair value of the real estate assets that were impaired. Our audit procedures also included, among others, evaluating the significant assumptions used to estimate the undiscounted cash flows, including market rents and comparables, tenant conditions and hold or sell strategies. We tested undiscounted cash flow analyses and fair value measurement through review of market transactions, purchase agreements, market rents, tenant improvements and capitalization rates. For assets that the carrying amount of the asset was greater than the estimated undiscounted cash flows, we tested the fair value measurement through review of market transactions, purchase agreements, appraisals, market rents, capitalization and discount rates. For certain properties evaluated for impairment, we also involved a valuation specialist to assist in our evaluation of certain assumptions, such as market rents, capitalization and discount rates or comparable market property values without an active purchase agreement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Phoenix, Arizona

March 22, 2023

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of STORE Capital LLC

Opinion on Internal Control Over Financial Reporting

We have audited STORE Capital Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STORE Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated March 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

March 22, 2023

STORE Capital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Investments:
Real estate investments:
Land and improvements	$3,455,443	$3,133,402
Buildings and improvements	7,743,454	6,802,918
Intangible lease assets	61,968	54,971
Total real estate investments	11,260,865	9,991,291
Less accumulated depreciation and amortization	(1,438,107)	(1,159,292)
	9,822,758	8,831,999
Real estate investments held for sale, net	—	25,154
Operating ground lease assets	31,872	33,318
Loans and financing receivables, net	787,106	697,269
Net investments	10,641,736	9,587,740
Cash and cash equivalents	35,137	64,269
Other assets, net	158,097	121,073
Total assets	$10,834,970	$9,773,082

Liabilities and stockholders’ equity
Liabilities:
Credit facility	$555,000	$130,000
Unsecured notes and term loans payable, net	2,397,406	1,782,813
Non-recourse debt obligations of consolidated special purpose entities, net	2,238,470	2,425,708
Dividends payable	—	105,415
Operating lease liabilities	36,873	37,637
Accrued expenses, deferred revenue and other liabilities	180,903	147,380
Total liabilities	5,408,652	4,628,953
Stockholders’ equity:
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 282,684,998 and 273,806,225 shares issued and outstanding, respectively	2,827	2,738
Capital in excess of par value	6,003,331	5,745,692
Distributions in excess of retained earnings	(609,361)	(602,137)
Accumulated other comprehensive income (loss)	29,521	(2,164)
Total stockholders’ equity	5,426,318	5,144,129
Total liabilities and stockholders’ equity	$10,834,970	$9,773,082

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental revenues	$846,420	$729,061	$644,498
Interest income on loans and financing receivables	56,776	50,821	45,288
Other income	6,976	2,782	4,482
Total revenues	910,172	782,664	694,268
Expenses:
Interest	189,549	170,974	169,706
Property costs	14,696	18,244	22,025
General and administrative	62,555	84,097	49,685
Merger-related	12,248	—	—
Depreciation and amortization	308,084	265,813	242,925
Provisions for impairment	16,428	24,979	23,003
Total expenses	603,560	564,107	507,344
Other income:
Gain on dispositions of real estate	19,224	46,655	22,774
Income from non-real estate, equity method investments	2,949	3,949	3,500
Income before income taxes	328,785	269,161	213,198
Income tax expense	884	813	584
Net income	$327,901	$268,348	$212,614

Net income per share of common stock
Basic	$1.17	$0.99	$0.84
Diluted	$1.17	$0.99	$0.84
Weighted average common shares outstanding:
Basic	280,105,477	270,105,269	252,534,580
Diluted	280,105,477	270,105,269	252,651,040

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$327,901	$268,348	$212,614
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	30,393	(3)	(1,437)
Cash flow hedge losses reclassified to interest expense	1,292	634	978
Total other comprehensive income (loss)	31,685	631	(459)
Total comprehensive income	$359,586	$268,979	$212,155

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands, except share data)

				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	239,822,900	$2,398	$4,787,932	$(302,609)	$(2,336)	$4,485,385
Adoption of ASC Topic 326, cumulative adjustment				(2,465)		(2,465)
Net income	—	—	—	212,614	—	212,614
Other comprehensive loss	—	—	—	—	(459)	(459)
Issuance of common stock, net of costs of $9,558	25,696,396	257	686,129	—	—	686,386
Equity-based compensation	732,511	6	4,659	5	—	4,670
Shares repurchased under stock compensation plan	(139,131)	—	(2,831)	(2,366)	—	(5,197)
Common dividends declared ($1.42 per common share) and dividend equivalents on restricted stock units	—	—	—	(365,156)	—	(365,156)
Balance at December 31, 2020	266,112,676	2,661	5,475,889	(459,977)	(2,795)	5,015,778
Net income	—	—	—	268,348	—	268,348
Other comprehensive income	—	—	—	—	631	631
Issuance of common stock, net of costs of $4,109	7,322,471	73	243,598	—	—	243,671
Equity-based compensation	659,210	7	32,223	172	—	32,402
Shares repurchased under stock compensation plan	(288,132)	(3)	(6,018)	(3,488)	—	(9,509)
Common dividends declared ($1.49 per common share) and dividend equivalents on restricted stock units	—	—	—	(407,192)	—	(407,192)
Balance at December 31, 2021	273,806,225	2,738	5,745,692	(602,137)	(2,164)	5,144,129
Net income	—	—	—	327,901	—	327,901
Other comprehensive income	—	—	—	—	31,685	31,685
Issuance of common stock, net of costs of $3,268	8,607,771	86	249,520	—	—	249,606
Equity-based compensation	473,798	3	12,426	112	—	12,541
Shares repurchased under stock compensation plan	(202,796)	—	(4,307)	(1,964)	—	(6,271)
Common dividends declared ($1.18 per common share) and dividend equivalents on restricted stock units	—	—	—	(333,273)	—	(333,273)
Balance at December 31, 2022	282,684,998	$2,827	$6,003,331	$(609,361)	$29,521	$5,426,318

See accompanying notes.

STORE Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$327,901	$268,348	$212,614
Adjustments to net income:
Depreciation and amortization	308,084	265,813	242,925
Amortization of deferred financing costs and other noncash interest expense	9,509	10,120	8,827
Amortization of equity-based compensation	12,430	32,228	4,665
Provisions for impairment	16,428	24,979	23,003
Net gain on dispositions of real estate	(19,224)	(46,655)	(22,774)
Income from non-real estate, equity method investments	(2,949)	(3,949)	(3,500)
Distribution received from non-real estate, equity method investment	468	120	—
Noncash revenue and other	(4,423)	(9,907)	(53,139)
Changes in operating assets and liabilities:
Other assets	4,455	32,459	(6,837)
Accrued expenses, deferred revenue and other liabilities	21,736	9,817	25,802
Net cash provided by operating activities	674,415	583,373	431,586
Investing activities
Acquisition of and additions to real estate	(1,457,503)	(1,379,902)	(917,038)
Investment in loans and financing receivables	(158,676)	(125,049)	(153,545)
Collections of principal on loans and financing receivables	67,922	19,160	46,618
Proceeds from dispositions of real estate	195,629	355,972	212,108
Contribution made to non-real estate, equity method investment	(468)	—	—
Net cash used in investing activities	(1,353,096)	(1,129,819)	(811,857)
Financing activities
Borrowings under credit facility	1,183,000	665,000	600,000
Repayments under credit facility	(758,000)	(535,000)	(600,000)
Borrowings under unsecured notes and term loans payable	690,000	374,539	348,453
Repayments under unsecured notes and term loans payable	(75,000)	(100,000)	(100,000)
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	514,785	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(192,559)	(301,078)	(127,659)
Financing costs paid	(3,272)	(14,433)	(3,330)
Proceeds from the issuance of common stock	252,873	247,780	695,944
Stock issuance costs paid	(3,268)	(4,162)	(9,540)
Shares repurchased under stock compensation plans	(6,271)	(9,507)	(5,198)
Dividends paid	(439,067)	(398,005)	(353,204)
Net cash provided by financing activities	648,436	439,919	445,466
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,245)	(106,527)	65,195
Cash, cash equivalents and restricted cash, beginning of period	70,049	176,576	111,381
Cash, cash equivalents and restricted cash, end of period	$39,804	$70,049	$176,576

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,137	$64,269	$166,381
Restricted cash included in other assets	4,667	5,780	10,195
Total cash, cash equivalents and restricted cash	$39,804	$70,049	$176,576

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$21,118	$25,077	$22,087
Seller financing provided to purchaser of real estate sold	—	—	3,176
Tenant funded improvements to real estate investments	10,550	—	—
Acquisition of real estate assets from borrowers under loans and financing receivables	8,945	42,782	30,585
Non-recourse debt obligation assumed in conjunction with acquisition of property	—	—	6,215
Accrued financing and stock issuance costs	54	79	138
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$177,294	$159,805	$160,091
Cash paid during the period for income and franchise taxes	2,937	2,441	2,366

See accompanying notes.

STORE Capital Corporation

Notes to Consolidated Financial Statements

December 31, 2022

1. Organization

STORE Capital Corporation (“STORE Capital” or “the Company”) was incorporated under the laws of Maryland on May 17, 2011 to acquire single-tenant operational real estate to be leased on a long-term, net basis to companies that operate across a wide variety of industries within the service, service-oriented retail and manufacturing sectors of the United States economy. From time to time, it also provides mortgage financing to its customers.

On November 21, 2014, the Company completed the initial public offering (“IPO”) of its common stock. The shares began trading on the New York Stock Exchange (“NYSE”) on November 18, 2014 under the ticker symbol “STOR”.

STORE Capital made an election to qualify, and believes it operated through the closing of the Merger (as defined below) in a manner to continue to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its initial taxable year ended December 31, 2011. A REIT is generally not subject to federal income taxes to the extent that it distributes all of its taxable income to its members and meets other specific requirements.

The Merger

On September 15, 2022, STORE Capital Corporation, a Maryland corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and Oak Street Real Estate Capital, a division of Blue Owl Capital, Inc. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”), and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to the “Company” or to “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded. See Note 10 for a description of events occurring subsequent to December 31, 2022 in connection with the completion of the Merger.

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These consolidated statements include the accounts of STORE Capital and its subsidiaries which are wholly owned and controlled by the Company through its voting interest. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all of the general and administrative services for the day-to-day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non-recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest-bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long-term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At December 31, 2022 and 2021, these special purpose entities held assets totaling $9.5 billion and $8.5 billion, respectively, and had third-party liabilities totaling $2.4 billion and $2.6 billion, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Impact of the COVID-19 Pandemic

During the novel coronavirus (“COVID-19”) pandemic beginning in early 2020, the Company provided to certain tenants rent deferral arrangements in the form of both short-term notes and lease modifications. The FASB provided accounting relief under which concessions provided to tenants in direct response to the COVID-19 pandemic are not required to be evaluated or accounted for as lease modifications in accordance with ASC Topic 842. The Company elected to apply this accounting relief to the rent deferral arrangements it has entered into with its tenants, which primarily affected the timing (but not the amount) of lease and loan payments due to the Company under its contracts. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.5 million, $8.3 million and $57.1  million of net revenue associated with these deferral arrangements with a corresponding increase in receivables that are included in other assets, net on the consolidated balance sheet. During the years ended December 31, 2022, 2021 and 2020, the Company collected $14.5 million, $33.4 million and $9.9 million of the receivables related to these deferral arrangements.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of December 31, 2022 and 2021, the Company had $46.9 million and $39.4 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 3.2% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the year ended December 31, 2022, the Company recognized an aggregate provision for impairment of real estate of $16.0 million. For the assets impaired in 2022, the estimated fair value of the impaired real estate assets at the time of impairment aggregated $65.3 million. The Company recognized aggregate provisions for the impairment of real estate of $21.8 million and $22.0 million during the years ended December 31, 2021 and 2020, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2022 and 2021, the Company had loans receivable with an aggregate outstanding principal balance of $31.8 million and $28.8 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provisions of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. For the years ended December 31, 2022, 2021 and 2020, the Company recognized an estimated $0.4 million, $3.2 million and $1.0 million, respectively, of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the consolidated statements of income. During the year ended December 31, 2022, the Company wrote off $3.7 million of loans receivable against previously established reserves for credit losses. The Company did not write off any loans during the years ended December 31, 2021 and December 31, 2020.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $4.7 million and $5.8 million of restricted cash at December 31, 2022 and 2021, respectively, which are included in other assets, net, on the consolidated balance sheets.

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

As of December 31, 2022, the Company had seven interest rate swap agreements in place. One of the interest rate swap agreements has a notional amount of $200.0 million and was designated as a cash flow hedge of the Company's $200.0 million floating-rate bank term loan due in April 2029. The remaining six interest rate swap agreements have an aggregate notional amount of $400.0 million and were designated as cash flow hedges of the Company's $400.0 million floating-rate bank term loan due in April 2027 (Note 4). As of December 31, 2021, the Company had no derivative instruments in place.

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

Share-based Compensation

Directors and employees of the Company have historically been granted long-term incentive awards, including restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs’), which provided such directors and employees with equity interests as an incentive to remain in the Company’s service and to align their interests with those of the Company’s stockholders.

The Company estimates the fair value of RSAs based on the closing price per share of the common stock on the date of grant and recognizes that amount in general and administrative expense ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested.

The Company’s RSUs granted 2019 through 2022 contain both a market condition and a performance condition as well as a service condition. The Company values the RSUs with a market condition using a Monte Carlo simulation model and values the RSUs with a performance condition based on the fair value of the awards expected to be earned and recognizes those amounts in general and administrative expense on a tranche-by-tranche basis ratably over the vesting periods.

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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$327,901	$268,348	$212,614
Less: Earnings attributable to unvested restricted shares	(558)	(659)	(776)
Net income used in basic and diluted income per share	$327,343	$267,689	$211,838
Denominator:
Weighted average common shares outstanding	280,559,061	270,693,243	253,055,331
Less: Weighted average number of shares of unvested restricted stock	(453,584)	(587,974)	(520,751)
Weighted average shares outstanding used in basic income per share	280,105,477	270,105,269	252,534,580
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	—	116,460
Weighted average shares outstanding used in diluted income per share	280,105,477	270,105,269	252,651,040
(a)	For the years ended December 31, 2022, 2021 and 2020, excludes 121,112 shares, 225,424 shares and 127,136 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which amended the sunset date of the guidance in Topic 848 to December 31, 2024 from December 31, 2022. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. Investments

At December 31, 2022, STORE Capital had investments in 3,084 property locations representing 3,034 owned properties (of which 100 are accounted for as financing arrangements and 22 are accounted for as direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 26 properties which secure mortgage loans. The gross investment portfolio totaled $12.08 billion at December 31, 2022 and consisted of the gross acquisition cost of the real estate investments totaling $11.3 billion, loans and financing receivables with an aggregate carrying amount of $787.1 million and operating ground lease assets totaling $31.9 million. As of December 31, 2022, approximately 32% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During 2020, 2021 and 2022, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2019	2,504	8,854,921
Acquisition of and additions to real estate (a)(b)	203	959,842
Investment in loans and direct financing receivables (c)	11	156,721
Sales of real estate	(72)	(222,556)
Principal collections on loans and direct financing receivables (d)	(12)	(80,521)
Net change in operating ground lease assets (e)		10,429
Provisions for impairment		(23,003)
Adoption of expected credit loss standard (ASC Topic 326)		(2,465)
Other		(13,602)
Gross investments, December 31, 2020	2,634	9,639,766
Acquisition of and additions to real estate (a)(d)(f)	307	1,427,278
Investment in loans and direct financing receivables	29	125,049
Sales of real estate	(103)	(339,658)
Principal collections on loans and direct financing receivables (d)	(1)	(61,942)
Net change in operating ground lease assets (e)		(1,365)
Provisions for impairment		(24,979)
Other		(15,212)
Gross investments, December 31, 2021	2,866	10,748,937
Acquisition of and additions to real estate (a)(d)(g)(h)	256	1,475,499
Investment in loans and direct financing receivables	28	158,676
Sales of real estate	(60)	(197,530)
Principal collections on loans and direct financing receivables (d)	(6)	(76,868)
Net change in operating ground lease assets (e)		(1,446)
Provisions for impairment		(16,428)
Other		(10,997)
Gross investments, December 31, 2022		12,079,843
Less accumulated depreciation and amortization		(1,438,107)
Net investments, December 31, 2022	3,084	$10,641,736
(a)	Includes $0.8 million during 2020, $0.8 million during 2021 and $2.3 million during 2022 of interest capitalized to properties under construction.
(b)	Excludes $16.9 million of tenant improvement advances disbursed in 2020 which were accrued as of December 31, 2019.
(c)	Includes $3.2 million related to mortgage loans made to the purchasers of a real estate properties sold during 2020.
(d)	For the years ended December 31, 2020, 2021, and 2022 includes $30.6 million, $42.8 million, and $8.9 million, respectively of non-cash principal collection transactions in which the Company acquired the underlying collateral property (buildings and improvements) and leased them back to a customer.
(e)	Includes new operating ground lease assets recognized net of amortization during the year ended December 30, 2020. During the years ended December 31, 2021 and 2022, represents amortization.
(f)	Excludes $21.2 million of tenant improvement advances disbursed in 2021 which were accrued as of December 31, 2020.
(g)	Excludes $22.6 million of tenant improvement advances disbursed in 2022 which were accrued as of December 31, 2021.
(h)	Incudes $10.6 million of tenant funded improvements during 2022.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Year Ended December 31,
	2022	2021	2020
Rental revenues:
Operating leases (a)(c)	$845,880	$728,477	$644,733
Sublease income - operating ground leases (b)	2,812	2,809	2,096
Amortization of lease related intangibles and costs	(2,272)	(2,225)	(2,331)
Total rental revenues	$846,420	$729,061	$644,498

Interest income on loans and financing receivables:
Mortgage and other loans receivable (c)	$26,667	$24,959	$18,097
Sale-leaseback transactions accounted for as financing arrangements	24,140	17,883	15,376
Direct financing receivables	5,969	7,979	11,815
Total interest income on loans and financing receivables	$56,776	$50,821	$45,288
(a)	For the years ended December 31, 2022, 2021 and 2020, includes $3.1 million, $2.6 million and $2.5 million, respectively, of property tax tenant reimbursement revenue and includes variable lease revenue of $1.0 million, $11.2 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)	For the years ended December 31, 2022, 2021 and 2020, includes $1.5 million, $8.3 million and $57.1 million, respectively, of revenue that has been recognized related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the consolidated balance sheet.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 587 customers who operate their businesses across 126 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at December 31, 2022 are service at 62%, service-oriented retail at 16% and manufacturing at 22%. Only one industry group, restaurants (11%), and only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2022. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at December 31, 2022, with the largest customer representing 2.7%. On an annualized basis, as of December 31, 2022, the largest customer represented 2.8% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at December 31, 2022 was approximately 13.1 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2022, 16 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2022 are as follows (in thousands):

2023	$908,961
2024	902,039
2025	898,423
2026	892,006
2027	880,092
Thereafter	7,402,655
Total future minimum rentals (a)	$11,884,176
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2022	2021
In-place leases	$42,519	$35,522
Ground lease-related intangibles	19,449	19,449
Total intangible lease assets	61,968	54,971
Accumulated amortization	(27,278)	(25,285)
Net intangible lease assets	$34,690	$29,686

Aggregate lease intangible amortization included in expense was $3.7 million, $3.5 million and $4.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.2 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

Based on the balance of the intangible assets as of December 31, 2022, the aggregate amortization expense is expected to be $3.5 million in 2023, $3.0 million in 2024, $2.5 million in 2025, $2.3 million in 2026 and $2.2 million in 2027. The weighted average remaining amortization period is approximately 10 years for the in-place lease intangibles, and approximately 42 years for the amortizing ground lease-related intangibles.

Operating Ground Lease Assets

As of December 31, 2022, STORE Capital had operating ground lease assets aggregating $31.9 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $3.3 million, $3.3 million, and $2.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020 the Company also recognized in rental revenues $2.8 million, $2.8 million, and $2.1 million, respectively, of sublease revenue associated with its operating ground leases. The Company’s ground leases have remaining terms ranging from less than one year to 89 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 22 years at December 31, 2022. The weighted average discount rate used in calculating the operating lease liabilities was 5.7%.

The future minimum lease payments to be paid under the operating ground leases as of December 31, 2022 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2023	$4,149	$2,629	$6,778
2024	55	2,711	2,766
2025	57	2,395	2,452
2026	57	2,233	2,290
2027	57	2,227	2,284
Thereafter	3,014	42,282	45,296
Total lease payments	7,389	54,477	61,866
Less imputed interest	(2,663)	(26,711)	(29,374)
Total operating lease liabilities - ground leases	$4,726	$27,766	$32,492
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $54.5 million commitment, $19.0 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenants’ sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	December 31,
Type	Rate (a)	Date	2022	2021
Four mortgage loans receivable	8.03%	2023 - 2026	$104,069	$114,911
Three mortgage loans receivable	8.81%	2032 - 2036	9,967	14,444
Sixteen mortgage loans receivable (b)	8.45%	2042 - 2062	231,639	216,547
Total mortgage loans receivable			345,675	345,902
Equipment and other loans receivable	7.32%	2023 - 2036	15,842	25,409
Total principal amount outstanding—loans receivable			361,517	371,311
Unamortized loan origination costs			1,011	1,046
Sale-leaseback transactions accounted for as financing arrangements (c)	7.52%	2034 - 2043	369,604	255,483
Direct financing receivables			60,899	78,637
Allowance for credit and loan losses (d)			(5,925)	(9,208)
Total loans and financing receivables			$787,106	$697,269
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2043 and the purchase options expire between 2024 and 2042.
(d)	Balance includes $2.5 million of loan loss reserves recognized prior to December 31, 2019, $2.5 million credit loss reserves recognized upon the adoption of ASC Topic 326 on January 1, 2020, and an aggregate $4.6 million of credit losses recognized since the adoption of ASC Topic 326 net of $3.7 million of loans that were written-off against previously established reserves.

Loans Receivable

At December 31, 2022, the Company held 38 loans receivable with an aggregate carrying amount of $358.3 million. Twenty-three of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on

11 of the mortgage loans are subject to increases over the term of the loans. Four of the mortgage loans are shorter-term loans (maturing prior to 2027) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with balloon payments, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2023	$2,452	$92,832	$95,284
2024	2,224	—	2,224
2025	2,028	—	2,028
2026	1,999	20,371	22,370
2027	1,716	548	2,264
Thereafter	207,495	29,852	237,347
Total principal payments	$217,914	$143,603	$361,517

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of December 31, 2022 and 2021, the Company had $369.6 million and $255.5 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of December 31, 2022, were as follows (in thousands):

2023	$28,486
2024	28,622
2025	28,762
2026	28,855
2027	28,956
Thereafter	343,194
Total future scheduled payments	$486,875

Direct Financing Receivables

As of December 31, 2022 and 2021, the Company had $60.9 million and $78.6 million, respectively, of investments accounted for as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	2022	2021
Minimum lease payments receivable	$119,839	$159,371
Estimated residual value of leased assets	6,889	8,938
Unearned income	(65,829)	(89,672)
Net investment	$60,899	$78,637

As of December 31, 2022, the future minimum lease payments to be received under the direct financing lease receivables are expected to average approximately $6.5 million for each of the next five years and $87.5 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of December 31, 2022, $171.8 million of loans and financing receivables were categorized as investment grade and $620.2 million were categorized as non-investment grade. During the year ended December 31, 2022, there were $0.4 million of provisions for credit losses recognized, $3.7 million of write-offs charged against the allowance and no recoveries of amounts previously written off.

As of December 31, 2022, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $14.5 million in 2022, $35.7 million in 2021, none million in 2020, $109.2 million in 2019, none in 2018 and $12.4 million prior to 2018. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $139.1 million in 2022, $76.7 million in 2021, $90.4 million in 2020, $125.7 million in 2019, $31.3 million in 2018 and $157.0 million prior to 2018.

4. Debt

Credit Facility

As of December 31, 2022, the Company had an unsecured revolving credit facility with a group of lenders that was used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. The credit facility had immediate availability of $600.0 million and an accordion feature of $1.0 billion, which allowed the size of the facility to be increased up to $1.6 billion. At December 31, 2022, the Company had $555.0 million of borrowings outstanding on the facility.

Borrowings under the facility required monthly payments of interest at a rate selected by the Company of either (1) LIBOR plus a credit spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a credit spread ranging from 0.00% to 0.40%. The credit spread used was based on the Company’s credit rating as defined in the credit agreement. The Company was required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30%. As of December 31, 2022, the applicable credit spread for LIBOR-based borrowings is 0.85% and the facility fee was 0.20%.

Under the terms of the facility, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $8.2 billion at December 31, 2022.

The facility is recourse to the Company and, as of December 31, 2022, the Company was in compliance with the covenants under the facility.

At December 31, 2022 and 2021, unamortized financing costs related to the Company’s credit facility totaled $2.6 million and $3.7 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

The Company has completed four public offerings of ten-year unsecured notes (“Public Notes”). In March 2018, February 2019 and November 2020, the Company completed public offerings of $350.0 million each in aggregate principal amount. In November 2021, the Company completed a public offering of $375.0 million in aggregate principal amount. The Public Notes have coupon rates of 4.50%, 4.625%, 2.75%, and 2.70%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes, May and November of each year for the 2020 Public Notes, and June and December of each year for the 2021 Public Notes. The notes were issued at 99.515%, 99.260%, 99.558%, and 99.877%, respectively, of their principal amounts.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of December 31, 2022, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

In April 2022, the Company entered into a term loan agreement under which the Company borrowed an aggregate $600.0 million of floating-rate, unsecured term loans; the loans consisted of a $400.0 million five-year loan and a $200.0 million seven-year loan (the “Term Loans”). The interest rate on each of the Term Loans reset daily at Daily Simple SOFR plus an adjustment of 0.10% plus a credit rating-based credit spread ranging from 0.75% to 1.60% on the five-year loan and 1.25% to 2.20% on the seven-year loan. As of December 31, 2022, the credit spread applicable to the Company was 0.95% for the five-year loan and 1.25% for the seven-year loan. The Company has entered into interest rate swap agreements that effectively convert the floating rates on the Term Loans to a weighted average fixed rate of 3.68%.

The Term Loans were arranged with a group of lenders that also participated in the Company’s unsecured revolving credit facility. The financial covenants of the Term Loans matched the covenants of the unsecured revolving credit facility. As of December 31, 2022, the Company was in compliance with these covenants. The Term Loans were senior unsecured obligations of the Company which require monthly interest payments and may be prepaid at any time; the seven-year loan had a prepayment premium of 2% if repaid in year one and 1% if repaid in year two.

In December 2022, the Company entered into a term loan agreement with an initial commitment of $100.0 million of unsecured, floating-rate, short-term term borrowings (the “December 2022 Term Loan”). The December 2022 Term Loan matured at the earlier of March 31, 2023 or the consummation of the Merger and the interest rate reset daily at Daily Simple SOFR plus an adjustment of 0.10% plus a credit rating-based credit spread ranging from 0.75% to 1.60%. The credit spread applicable to the Company as of December 31, 2022 was 0.95%. The term loan agreement included an incremental borrowing feature that allows the Company to request up to an additional $100.0 million of term borrowings after December 31, 2022. The December 2022 Term Loan was arranged with a lender that also participated in the Company’s unsecured revolving credit facility. The financial covenants of the December 2022 Term Loan matched the covenants of the unsecured revolving credit facility. As of December 31, 2022, the Company was in compliance with these covenants. The December 2022 Term Loan was a senior unsecured obligation of the Company and required monthly interest payments. As of December 31, 2022 the Company had borrowings of $90.0 million bearing an interest rate of 5.35%.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes aggregating $375 million (the “Notes”). Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company. In November 2022, the Company repaid its $75.0 million Series A senior unsecured notes at maturity which bore an interest rate of 4.95%. As of December 31, 2022, the Company had $300.0 million of senior unsecured notes outstanding.

The NPAs contain a number of financial covenants that are similar to the Company’s unsecured credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2022, the Company was in compliance with its covenants under the NPAs.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity		Interest		December 31,	December 31,
	Date		Rate		2022	2021
Notes Payable:
Series A issued November 2015					$—	$75,000
Series B issued November 2015	Nov. 2024		5.24%		100,000	100,000
Series C issued April 2016	Apr. 2026		4.73%		200,000	200,000

Public Notes issued March 2018	Mar. 2028		4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029		4.625%		350,000	350,000
Public Notes issued November 2020	Nov. 2030		2.75%		350,000	350,000
Public Notes issued November 2021	Dec. 2031		2.70%		375,000	375,000
Total notes payable					1,725,000	1,800,000
Term Loans:
Term Loan issued December 2022	Mar. 2023	(a)	5.35	% (b)	90,000	—
Term Loan issued April 2022	Apr. 2027		3.58	% (c)	400,000	—
Term Loan issued April 2022	Apr. 2029		3.88	% (d)	200,000	—
Total term loans					690,000	—
Unamortized discount					(4,113)	(4,740)
Unamortized deferred financing costs					(13,481)	(12,447)
Total unsecured notes and term loans payable, net					$2,397,406	$1,782,813
(a)	Loan matures at the earlier of March 31, 2023 or the consummation of the Merger.
(b)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable credit spread which was 0.95% at December 31, 2022.
(c)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable credit spread which was 0.95% at December 31, 2022. The Company has entered into six interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of December 31, 2022.
(d)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable credit spread which was 1.25% at December 31, 2022. The Company has entered into one interest rate swap agreement that effectively converts the floating rate to the fixed rate noted as of December 31, 2022.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at December 31, 2022.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2022, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.6 billion.

In connection with obtaining the Term Loans in April 2022, the Company prepaid, without penalty, $134.5 million of STORE Master Funding Series 2014-1, Class A-2 notes, which bore an interest rate of 5.0% and were scheduled to mature in 2024; and the Company recognized $0.8 million of accelerated amortization of deferred financing costs associated with the prepayment.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $250.7 million at December 31, 2022.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

				Outstanding Balance
	Maturity	Interest		December 31,
	Date	Rate		2022	2021
Non-recourse net-lease mortgage notes:
$140,000 Series 2014-1, Class A-2 (a)		5.00%		—	134,692
$150,000 Series 2018-1, Class A-1	Oct. 2024 (b)	3.96%		140,552	142,051
$50,000 Series 2018-1, Class A-3	Oct. 2024 (b)	4.40%		48,417	48,917
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%		259,650	260,999
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%		175,861	180,190
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%		78,180	78,590
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%		45,291	45,521
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%		120,182	123,046
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%		213,638	215,918
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%		158,807	160,447
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%		167,236	168,079
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%		88,333	88,778
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%		167,236	168,079
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%		88,333	88,778
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%		232,634	233,854
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%		133,903	134,583
Total non-recourse net-lease mortgage notes				2,118,253	2,272,522
Non-recourse mortgage notes:
$13,000 note issued May 2012		5.195%		—	9,961
$26,000 note issued August 2012		5.05%		—	20,085
$6,400 note issued November 2012		4.707%		—	4,938
$6,944 notes issued March 2013	Apr. 2038	4.50	% (d)	5,103	5,332
$11,895 note issued March 2013	Apr. 2023	4.7315	% (d)	8,935	9,309
$17,500 note issued August 2013	Sept. 2023	5.46%		13,701	14,212
$10,075 note issued March 2014	Apr. 2024	5.10%		8,602	8,808
$65,000 note issued June 2016	Jul. 2026	4.75%		57,980	59,223
$41,690 note issued March 2019	Mar. 2029	4.80%		40,662	41,291
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049	4.64%		5,993	6,106
Total non-recourse mortgage notes				140,976	179,265
Unamortized discount				(395)	(496)
Unamortized deferred financing costs				(20,364)	(25,583)
Total non-recourse debt obligations of consolidated special purpose entities, net				$2,238,470	$2,425,708
(a)	Notes were repaid, without penalty, in April 2022 using a portion of the proceeds from the aggregate $600.0 million of term loans the Company entered into in April 2022.
(b)	Prepayable, without penalty, 24 months prior to maturity.
(c)	Prepayable, without penalty, 36 months prior to maturity.
(d)	Mortgage note was repaid, without penalty, in January 2023.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of December 31, 2022, the Company had no interest rate swaps that were in a liability position.

Debt Maturity Schedule

As of December 31, 2022, the scheduled maturities, including balloon payments, on the Company’s aggregate debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2023	$22,628	$117,285	$139,913
2024	21,908	293,798	315,706
2025	19,777	256,612	276,389
2026	17,654	532,142	549,796
2027	9,221	860,472	869,693
Thereafter	26,882	2,495,850	2,522,732
	$118,070	$4,556,159	$4,674,229

5. Income Taxes

The Company’s total current income tax expense (benefit) was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Federal income tax	$—	$—	$(4)
State income tax	884	813	588
Total current income tax expense	$884	$813	$584

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for 2022, 2021 and 2020.

The Company files federal, state and local income tax returns. Certain state income tax returns filed for 2018 and tax returns filed for 2019 through 2022 remain subject to examination. Prior to the Merger, the Company had a net operating loss carryforward (“NOL”) for income tax purposes of $1.5 million that was generated during the year ended December 31, 2011 and, therefore, has no impact on income tax expense for the three years ended December 31, 2022. This loss is no longer available following the Merger.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2022 and 2021, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2022 and 2021.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share):

	Year ended December 31,
	2022	2021	2020
Ordinary income dividends	$1.1550	$1.1606	$1.0677
Capital gain dividends	—	0.0785	0.0180
Return of capital	—	0.2259	0.3243
Cash liquidation distributions	0.4100	—	—
Total	$1.5650	$1.4650	$1.4100

6. Stockholders’ Equity

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it may offer and sell up to $900.0 million of registered shares of common stock through a group of banks acting as its sales agents (the “2020 ATM Program”).

The following tables outline the common stock issuances under the 2020 ATM Program (in millions except share and per share information):

Year Ended December 31, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
8,607,771	$29.38	$252.9	$(3.1)	$(0.2)	$249.6

Inception of Program Through December 31, 2022
Shares Sold	Weighted Average Price per Share	Gross Proceeds	Sales Agents' Commissions	Other Offering Expenses	Net Proceeds
19,449,302	$31.55	$613.7	$(8.5)	$(0.8)	$604.4

The Company declared dividends payable to common stockholders totaling $332.4 million, $405.2 million, and $364.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

7. Long-Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), which permits the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. As of December 31, 2022, 2,507,375 shares are available for grant under the 2015 Plan.

In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long-Term Incentive Plan (the “2012 Plan”) which permits the issuance of up to 1,035,400 shares of common stock. During 2022, the plan expired and as of December 31, 2022, no shares remain available for grant under the 2012 Plan.

Both the 2015 and 2012 Plans allow for awards to officers, directors and employees of the Company in the form of restricted shares of the Company’s common stock and other equity-based awards including performance-based grants.

The following table summarizes the restricted stock award (“RSA”) activity:

	2022		2021		2020
		Weighted		Weighted		Weighted
	Number of	Average Share	Number of	Average Share	Number of	Average Share
	Shares	Price (1)	Shares	Price (1)	Shares	Price (1)
Outstanding non-vested shares, beginning of year	437,424	$25.96	639,554	$23.69	285,238	$27.70
Shares granted	233,147	$29.47	195,278	$34.03	491,009	$22.63
Shares vested	(166,770)	$26.32	(313,518)	$26.58	(130,642)	$28.15
Shares forfeited	(56,954)	$24.93	(83,890)	$25.09	(6,051)	$30.89
Outstanding non-vested shares, end of year	446,847	$27.79	437,424	$25.96	639,554	$23.69
(1)	Grant date fair value

The Company grants RSAs to its officers, directors and employees. Generally, restricted shares granted to the Company’s employees vest in 25% increments in February or May of each year. The independent directors receive annual grants that vest at the end of each term served. As permitted, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of the 2015 and 2012 Plans, the Company pays non-refundable dividends to the holders of non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these non-vested shares be charged as compensation expense to the extent that they relate to non-vested shares that do not or are not expected to vest. The Company estimates the fair value of RSAs at the date of grant and recognizes that amount in expense over the vesting period as the greater of the amount amortized on a straight-line basis or the amount vested. The fair value of the RSAs is based on the closing price per share of the Company’s common stock on the date of the grant.

The Company has granted restricted stock unit awards (“RSUs”) with (a) both a market and a performance condition or (b) a market condition to its executive officers; these awards also contain a service condition. The number of common shares to be earned from each grant range from zero to 100% of the total RSUs granted over a three-year performance period. The following table summarizes the RSU activity:

	Number of RSUs
	2022 (1)	2021	2020
Non-vested and outstanding, beginning of year	1,005,754	1,298,175	1,203,018
RSUs granted	629,307	846,896	534,141
RSUs vested	(217,987)	(468,466)	(376,961)
RSUs forfeited	—	(338,839)	(62,023)
RSUs not earned	(195,036)	(332,012)	—
Non-vested and outstanding, end of year	1,222,038	1,005,754	1,298,175
(1)	In connection with the completion of the Merger on February 3, 2023, outstanding performance-based RSUs became earned and vested in accordance with the actual level of performance of STORE or a minimum of target in as of the date of execution of the Merger Agreement.

For the 2021 and 2022 grants, 75% of the common shares to be earned is based on the Company’s total shareholder return (“TSR”) measured against a market index and 25% of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. For the 2018 through 2020 grants, one-half of the common shares to be earned is based on the Company’s TSR measured against a market index and one-half of the number of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. The 2018 through 2022 awards vest 100% at the end of the three-year performance period to the extent market, performance and service conditions are met. The RSUs accrue dividend equivalents which are paid only if the award vests. During the years ended December 31, 2022, 2021 and 2020, the Company accrued dividend equivalents expected to be paid on earned awards of $0.9 million, $1.3 million and $1.2 million, respectively; during the years ended December 31, 2022, 2021 and 2020, the Company paid $1.3 million, $2.4 million and $1.1 million, respectively, of these accrued dividend equivalents to its executive officers.

The Company valued the RSUs with a performance condition based on the closing price per share of the Company’s common stock on the date of the grant multiplied by the number of awards expected to be earned. The Company valued the RSUs with a market condition using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $6.7 million, $7.8 million and $5.4 million for the 2022, 2021 and 2020 and, respectively. The estimated fair value is amortized to expense on a tranche-by-tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the RSUs with a market condition for each grant year:

	2022	2021	2020
Volatility	45.79%	46.01%	19.31%
Risk-free interest rate	1.77%	0.25%	1.42%
Dividend yield	0.00%	0.00%	0.00%

The 2015 and 2012 Plans each allow the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting of RSAs and RSUs by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the years ended December 31, 2022, 2021 and 2020, the Company repurchased an aggregate 202,796 shares, 288,132 shares and 139,131 shares, respectively, in connection with this tax withholding obligation.

Compensation expense for equity-based payments totaled $12.4 million, $32.2 million, and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general and administrative expenses. At December 31, 2022, STORE Capital had $17.4 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements which was to be recognized through February 2024.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In connection with the Merger, six lawsuits were filed by purported stockholders against the Company and previous members of the Company Board. The complaints generally alleged, among other things, that the preliminary proxy statement filed by the Company in connection with the Merger failed to disclose allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 thereunder. Plaintiffs in each pending lawsuit sought, among other things, an injunction barring the Merger or, in the alternative, rescission of the Merger to the extent it was already implemented, and an award of damages. Prior to the Closing Date of the Merger, all six lawsuits were dismissed.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2022, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $150.8 million, of which $129.1 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into lease agreements with an unrelated third party for its corporate office space that will expire in July 2027 and July 2029; the leases each allow for one five-year renewal period at the option of the Company. During the years ended December 31, 2022, 2021 and 2020, total rent expense was $829,000, $735,000, and $737,000, respectively, which is included in general and administrative expense on the consolidated statements of income. At December 31, 2022, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $977,000 in 2023, $994,000 in 2024, $1.0 million in 2025, $1.0 million in 2026, $701,000 in 2027, and $292,000 thereafter. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at December 31, 2022, the balance of the right-of-use asset was $3.9 million, which is included in other assets, net on the consolidated balance sheet, and the balance of the related lease liability was $4.4 million.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed 30 days of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $614,000 in 2022, $603,000 in 2021, and $515,000 in 2020.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The aggregate fair value of the Company’s derivative instruments was an asset of $31.4 million at December 31, 2022; the Company had no derivatives outstanding at December 31, 2021. Derivative assets are included in other assets, net on the consolidated balance sheets.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at December 31, 2022 and 2021. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2022, these debt obligations had an aggregate carrying value of $4.6 billion and an estimated fair value of $4.1 billion. At December 31, 2021, these debt obligations had an aggregate carrying value of $4.2 billion and an estimated fair value of $4.5 billion.

10. Subsequent Events

Completion of Merger

Pursuant to the terms and conditions of the Merger Agreement, at or immediately prior to, as applicable, the effective time of the Merger (the “Merger Effective Time”), among other things:

●	Common Stock – Each share of common stock of the Company, par value $0.01 per share (“Common Stock”), other than shares of Common Stock held by STORE Capital, the Parent Parties or any of their respective wholly-owned subsidiaries, issued and outstanding immediately prior to the Merger Effective Time, was automatically cancelled and converted into the right to receive an amount in cash equal to $32.25 per share (the “Merger Consideration”), without interest.
●	Restricted Stock Awards – Each outstanding RSA automatically became fully vested and all restrictions and repurchase rights thereon lapsed, and thereafter all shares of Common Stock represented thereby were considered outstanding for all purposes under the Merger Agreement and subject to the right to receive an amount in cash equal to the Merger Consideration, less required withholding taxes.
●	Performance-based Restricted Stock Unit Awards – Outstanding performance-based RSUs became earned and vested in accordance with the actual level of performance of STORE or a minimum of target in accordance with the underlying agreements as of the date of execution of the Merger Agreement, and thereafter were cancelled and, in exchange therefor, each holder of any such cancelled vested RSUs ceased to have any rights with respect thereto, except the right to receive as of the Merger Effective Time, in consideration for the cancellation of such vested RSUs and in settlement therefor, an amount in cash equal to (1) the product of (a) the Merger Consideration and (b) the number of so-determined earned performance shares subject to such vested RSUs, without interest, less required withholding taxes and (2) an amount equivalent to all accrued and unpaid cash dividends that would have been paid on the number of so-determined earned shares of Common Stock subject to such vested RSUs as if they had been issued and outstanding from the date of grant up to, and including, the Merger Effective Time, less required withholding taxes.

Debt Repayments and Termination of Agreements

In connection with the completion of the Merger, on February 3, 2023, STORE repaid in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Second Amended and Restated Credit Agreement, dated June 2021, which provided for the Company’s senior unsecured revolving credit facility and the Term Loan Agreement, dated April 2022, which provided for floating-rate, unsecured term loans. At the time of repayment, the outstanding balance on the unsecured revolving credit facility was $600.0 million and the aggregate borrowings under the Term Loan Agreement were $600.0 million. Additionally, in connection with the completion of the Merger, on February 3, 2023, the Company repaid $130.0 million of outstanding borrowings on the December 2022 Term Loan at maturity.

Upon completion of the Merger and pursuant to the Company’s Note Purchase Agreements (Note 4), the Company was required to offer to prepay the $300.0 million of outstanding aggregate principal amounts of Notes. Following the closing of the repurchase offer period, the Company repurchased $185.6 million in aggregate principal amounts of such Notes.

Unsecured Revolving Credit Facility and Term Loan

In connection with the completion of the Merger, on February 3, 2023, the Company entered into a credit agreement (the “Unsecured Credit Agreement”) which provides for a senior unsecured revolving credit facility of up to $500.0 million (the “Unsecured Revolving Credit Facility”) and an unsecured, variable-rate term loan of $600.0 million (the “Unsecured Term Loan”).

The Unsecured Revolving Credit Facility matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) SOFR plus an adjustment of 0.10% plus a credit spread ranging from 1.00% to 1.45%, or (2) a Base Rate, as defined in the Unsecured Credit Agreement, plus a credit spread ranging from 0.00% to 0.45%. The credit spread used is based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. The Company is also required to pay a facility fee on the total commitment amount of the Unsecured Revolving Credit Facility ranging from 0.15% to 0.30%. The Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a credit spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Revolving Credit Agreement. The Company’s existing cash flow hedges effectively convert the variable-rate on the Unsecured Term Loan to a fixed rate of 3.88%.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $2.5 billion. The Unsecured Credit Agreement contains various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios.

In March 2023, the Company entered into an incremental amendment to the Unsecured Credit Agreement which provides for increases to the outstanding Unsecured Revolving Credit Facility and Unsecured Term Loan in an aggregate principal amount of $350.0 million, consisting of (i) increases to the commitments under the Unsecured Revolving Credit Facility in an amount of $150.0 million and (ii) increases to the Unsecured Term Loan in an amount of $200.0 million. In connection with the amendment to the Unsecured Credit Agreement, the Company entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the incremental borrowings on the Unsecured Term Loan to a fixed interest rate of 5.17% for the remaining term of the loan.

Secured Term Loan Facility

In connection with the completion of the Merger, on February 3, 2023, the Company and certain of its consolidated special purpose entities entered into a credit agreement (the “Credit Agreement”) which provides for a secured term loan of $2.0 billion (the “Secured Term Loan Facility”). The Secured Term Loan Facility matures in February 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.25% extension fee.

Borrowings outstanding under the Secured Term Loan Facility require monthly payments of interest at a floating-rate equal to one-month SOFR, plus a spread of 2.75%; provided that, if the amount outstanding three months following the Closing Date is greater than $1.5 billion, the spread will automatically increase to 3.00%. In conjunction with entering into the Secured Term Loan Facility, the Company entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively convert a portion of the borrowings to a fixed interest rate of 7.60%. As of February 3, 2023, the effective weighted average interest rate on the Secured Term Loan Facility was 7.42%.

The Secured Term Loan Facility is secured by a collateral pool of properties owned by consolidated special purpose entities of the Company and is generally non-recourse to the Company, subject to certain customary limited exceptions.

The consolidated special purpose entities are subject to certain restrictive covenants under the Credit Agreement, including with respect to the type of business they may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The Credit Agreement permits substitution of real estate collateral from time to time for assets securing the Secured Term Loan Facility, subject to certain conditions and limitations.

In March 2023, the Company paid down $515.0 million in aggregate principal amount of indebtedness under the Credit Agreement.

Notice of Delisting

On February 3, 2023, in connection with the completion of the Merger, the Company requested that the NYSE suspend trading in the shares of Common Stock and filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of the Common Stock from the NYSE and deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Unregistered Sales of Equity Securities

On February 3, 2023, the Company issued 125 Series A Preferred Units (the “Series A Preferred Units”) for an aggregate cash amount of $125,000. The issuance of the Series A Preferred Units was made through a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of management, the Chief Executive Officer and Chief Accounting Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“2013 Framework”) (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein. Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. This report is included under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position(s)
Mary B. Fedewa	57	President, Chief Executive Officer and Director
Adam Gallistel	47	Director
Jesse Hom	39	Director
Daniel Santiago	34	Director
Marc Zahr	43	Director
Michael Reiter	45	Director
Craig A. Barnett	45	Executive Vice President – Underwriting & Portfolio Management
Chad A. Freed	49	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
Tyler S. Maertz	44	Executive Vice President - Acquisitions
Lori Markson	50	Executive Vice President – Portfolio Operations
David Alexander McElyea	48	Executive Vice President – Data Analytics & Business Strategy
Ashley A. Dembowski	38	Senior Vice President – Chief Accounting Officer & Corporate Controller

Set forth below is biographical information with respect to each of our directors and executive officers as of the date of this Annual Report. With respect to the directors, the following information also describes the specific experience, qualifications, attributes and skills that qualify each director to serve on STORE’s Board.

Directors

Mary B. Fedewa co-founded STORE in May 2011 and has served as STORE’s Chief Executive Officer and President since April 2021 and September 2020, respectively, having previously served as STORE’s Chief Operating Officer from October 2017 to September 2020, as Executive Vice President – Acquisitions, Assistant Secretary and Assistant Treasurer from May 2011 to October 2017, and as a director since 2016. Ms. Fedewa has over 20 years of experience in a broad range of financial services. Prior to co-founding STORE, Ms. Fedewa spent several years investing as principal in single-tenant commercial real estate for private real estate companies. From 2004 to 2007, Ms. Fedewa was a Managing Director of Acquisitions at Spirit Finance Corporation (now Spirit Realty Capital, Inc. (NYSE: SRC)) (“Spirit”), a real estate investment trust (“REIT”), originating net-lease transactions in a variety of industries across the United States. Prior to Spirit, Ms. Fedewa held numerous positions within GE Capital, including as a Senior Vice President of GE Capital Franchise Finance Corporation (“GE Franchise Finance”), which was the successor company to Franchise Finance Corporation of America (“FFCA”), a Scottsdale, Arizona-based REIT acquired by GE Capital in 2001. Throughout her GE Capital tenure, Ms. Fedewa held leadership positions within Mortgage Insurance, Private Label Financing and Commercial Finance. While at GE Capital, Ms. Fedewa was awarded a Six Sigma Black Belt and also served as a GE Quality Leader. Ms. Fedewa attended North Carolina State University, where she graduated summa cum laude with a B.A. degree in Business Management with a concentration in Finance.

Adam Gallistel has served as a director since February 2023. Mr. Gallistel joined GIC in 2004 and is a Managing Director and Regional Head of Americas, Real Estate. Mr. Gallistel leads GIC’s real estate equity and debt investment activities across the Americas. He is a member of GIC’s Real Estate Investment Committee, which oversees GIC’s global real estate investments. Mr. Gallistel is also the Head of GIC’s New York Office, which has over 225 employees. Prior to joining GIC, Mr. Gallistel held positions at LaSalle Investment Management and The Concord Group. Mr. Gallistel holds a bachelor’s degree in History from the University of Pennsylvania and an M.B.A., with honors, from Columbia Business School. Mr. Gallistel currently serves on the boards of CoreSite and PREA and is an Executive Committee member of the Samuel Zell & Robert Lurie Real Estate Center of the University of Pennsylvania’s Wharton School of Business.

Jesse Hom has served as a director since February 2023. Mr. Hom joined GIC in 2008 and is a Managing Director and Global Head of Real Estate Credit and Capital Markets. Mr. Hom focuses on driving performance and growth across both GIC’s Real Estate credit and equity businesses. Prior to joining GIC, Mr. Hom was an investment banking analyst at JP Morgan, where he focused on origination and structuring for their CMBS structured products group. Mr. Hom serves as a board member at Safehold Inc. (NYSE: SAFE) and several other private real estate companies. Mr. Hom holds a bachelor’s degree in Real Estate Finance from the School of Hotel Administration at Cornell University.

Daniel Santiago has served as a director since February 2023. Mr. Santiago joined GIC in 2014 and is a Vice President on the Americas Real Estate Investment team, where he leads the region’s net lease real estate investments and relationships in the triple net lease space. Prior to his current position, Mr. Santiago oversaw GIC Americas’ public REIT investments across several sectors, such as triple net lease, industrial, malls, strips, multifamily, office, healthcare, hospitality, datacenters and self-storage. Prior to joining GIC, Mr. Santiago was an investment banking analyst at Credit Suisse Brazil. Mr. Santiago holds a bachelor’s degree in Economics from the São Paulo School of Economics (“EESP-FGV”).

Marc Zahr has served as a director since February 2023. Mr. Zahr is the Founder and the President of Oak Street, a division of Blue Owl, a member of the Blue Owl Capital Inc.’s Executive Committee, and a member of the firm’s Board of Directors. Mr. Zahr also serves as the Chairman of the Board of Trustees of Oak Street Net Lease Trust, a private REIT. As the Head of the Blue Owl Real Estate division, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the real estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. in Communications from the University of Dayton.

Michael Reiter has served as a director since February 2023. Mr. Reiter is the Chief Operating Officer of Oak Street, a division of Blue Owl, a member of the Board of Trustees of Oak Street Net Lease Trust, a private REIT, and a member of the real estate Investment Committees. Mr. Reiter is responsible for the oversight, implementation and execution of the Company’s capital markets, business development, investment and asset management activities. Prior to Blue Owl, Mr. Reiter served as a Managing

Director in the Real Estate Investment Management division at Cantor Fitzgerald. Mr. Reiter was a member of the Board of Trustees of Plymouth Industrial REIT, Inc. and a Senior Vice President and Head of Capital Markets at VEREIT, Inc. and American Realty Capital, where he was responsible for real estate acquisitions, capital markets and business development. Mr. Reiter commenced his career as a Certified Public Accountant at Ernst & Young as a Manager in the real estate advisory and assurance practices. Mr. Reiter received his B.S. in Economics from the University of Wisconsin, Madison and his M.S. in Accounting, cum laude, from the University of Notre Dame.

Executive Officers

Craig A. Barnett has served as STORE’s Executive Vice President – Underwriting & Portfolio Management since September 2020. Prior to his appointment, Mr. Barnett served in various leadership roles at STORE for nearly 11 years, most recently as Senior Vice President – Portfolio Management. After joining STORE as a senior underwriter in 2011, Mr. Barnett played an integral role in growing STORE’s transaction volume to over $9.0 billion. Mr. Barnett has nearly 20 years of broad-based commercial real estate and REIT experience, including portfolio and investment management, capital transactions, investment analysis, underwriting and valuation. Prior to joining STORE, he was a Vice President of Franchise Capital Advisors and held leadership positions at GE Capital and FFCA. Mr. Barnett received a B.S. degree in Finance from Arizona State University’s W.P. Carey School of Business.

Chad A. Freed has served as STORE’s Executive Vice President – General Counsel, Chief Compliance Officer and Secretary since August 2019. Prior to joining STORE, Mr. Freed served as the General Counsel, Executive Vice President of Corporate Development of Universal Technical Institute, Inc. (NYSE: UTI) (“UTI”), an education company, from June 2015 to August 2019. Mr. Freed previously served as UTI’s General Counsel, Senior Vice President of Business Development from March 2009 to June 2015, as Senior Vice President, General Counsel from February 2005 to March 2009 and as inside legal counsel and Corporate Secretary since March 2004. Prior to joining UTI, Mr. Freed was a Senior Associate in the Corporate Finance and Securities department at Bryan Cave LLP. Mr. Freed received his Juris Doctor from Tulane University and a B.S. degree in International Business and French from Pennsylvania State University.

Tyler A. Maertz has served as STORE’s Executive Vice President – Acquisitions since September 2020. Prior to his appointment, Mr. Maertz served in various capacities at STORE, having joined STORE shortly after inception as the initial member of STORE’s direct acquisitions team, most recently as Senior Managing Director – Western Territory. Mr. Maertz served in various positions with GE Capital for 11 years prior to joining STORE, including as a member of the sales team at GE Franchise Finance, actively managing the customer relationships for a portfolio of assets approaching $1 billion, and leading the Financial Planning & Analysis group at GE Franchise Finance. Mr. Maertz graduated with honors from GE’s Financial Management Program, a renowned leadership training program. Mr. Maertz received a Bachelor of Business Administration degree in Finance & Accounting from the University of Notre Dame and an M.B.A. degree from Arizona State University’s W.P. Carey School of Business, and is a CFA charterholder.

Lori Markson has served as STORE’s Executive Vice President – Portfolio Operations since February 2022 having previously served as Senior Vice President – Portfolio Operations and in various other leadership roles at STORE from 2016 to February 2022. Ms. Markson has 25 years of broad-based commercial lending and real estate experience, including underwriting, asset management, operations and valuation. Prior to joining STORE, she had a 15-year career at GE Franchise Finance where she served as Managing Director of Underwriting and Portfolio Management and Vice President of Underwriting. Prior to GE Franchise Finance, Ms. Markson held positions in commercial real estate underwriting and loan origination. Ms. Markson earned a B.A. degree in Economics from The University of California, Los Angeles.

David Alexander McElyea has served as STORE’s Executive Vice President – Data Analytics & Business Strategy since February 2022, having joined STORE in October 2021 as Senior Vice President – Business Analytics, and oversees the development of STORE’s advanced analytics models and the ongoing development of its enterprise business intelligence platform. Mr. McElyea has 20 years of experience in analytic roles within the financial services industry. Prior to joining STORE, Mr. McElyea spent four years with OneAZ Credit Union, most recently in the role of Chief Data Analytics Officer, and prior to that, Mr. McElyea spent five years with American Express Company in marketing science and analytics roles. Mr. McElyea earned a B.A. degree in Economics from Arizona State University and an M.B.A. degree from Arizona State University’s W.P. Carey School of Business.

Ashley A. Dembowski has served as STORE’s Senior Vice President – Chief Accounting Officer & Corporate Controller since April 2022 and March 2021, respectively, having previously served as STORE’s Vice President – Director of Accounting since joining the STORE in June of 2020. In these roles, Ms. Dembowski led STORE’s corporate accounting team in all aspects of the monthly close and financial accounting and the audit and Sarbanes-Oxley (SOX) compliance processes and has worked closely with executive management and department leaders. Prior to joining the STORE, Ms. Dembowski was a Senior Manager in the audit practice of Ernst & Young LLP (“EY”). During her 12+ year tenure with EY, Ms. Dembowski served a variety of private and public clients primarily in the real estate sector, including REITs, and has extensive experience in the application of GAAP accounting standards and technical accounting, SEC reporting, and SOX standards, leading over 20 professionals through all aspects of audit execution. Ms. Dembowski is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Ms. Dembowski earned a Bachelor of Science degree in Accountancy from Arizona State University.

Role of Our Board

Our Board serves as the ultimate decision-making body of STORE playing a critical role in the strategic planning process and strategy. Our Board selects and oversees the members of our senior management team, who are charged by our Board with conducting the day-to-day business of STORE.

Our Board is comprised of representatives appointed by each of our members in accordance with the terms of our operating agreement. The term of any director will begin at his or her appointment and will continue until removed by or as a result of death, voluntary resignation, or action by the common member designating such director. In the event of removal of a director, the resulting vacancy shall be filled by the member that designated the removed director.

As of the date of this Annual Report, the Company’s Board does not have any committees.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that apply to all of our directors, officers and employees. A current version of this code is available free of charge by contacting Chad A. Freed, our Executive Vice President – General Counsel, Chief Compliance Officer and Secretary, at 8377 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255.

Changes to Security Holder Director Nomination Procedures

Following the closing of the Merger, board members are appointed pursuant to the provisions of our operating agreement.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

2022 Executive Compensation

In this section, we describe the material components of the executive compensation program for the Company’s Named Executive Officers (“NEOs”), whose compensation is set forth in the Summary Compensation Table below. We also provide an overview of the Company’s executive compensation philosophy and executive compensation program. In addition, we explain how and why STORE Capital Corporation’s Compensation Committee (“Compensation Committee”) arrived at the specific compensation decisions involving the NEOs for the 2022 fiscal year.

For 2022, the Company’s NEOs were:

Named Executive Officer	Title as of December 31, 2022
Mary B. Fedewa	Chief Executive Officer and President
Chad A. Freed	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
Craig A. Barnett	Executive Vice President – Underwriting and Portfolio Management
Tyler S. Maertz	Executive Vice President – Acquisitions
Sherry L. Rexroad	Former Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary (a)
a)	Ms. Rexroad stepped down from her role as the Company’s Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary effective December 9, 2022.

The discussion that follows will focus on the 2022 compensation of Ms. Fedewa and Messrs. Freed, Barnett and Maertz.

Compensation Philosophy and Objectives

For 2022, the Compensation Committee approved a program that contained a competitive annual base salary but that was weighted towards variable at-risk pay elements through the use of short-term cash incentive and long-term equity-based compensation. Under this program, NEOs were required to achieve established personal goals and to contribute to STORE’s achievement of measurable financial performance metrics in order to increase their cash compensation. In addition, the program was designed to require that the NEOs deliver meaningful returns to the Company’s stockholders in order to earn a significant portion of their equity compensation. Each element of the 2022 compensation program is discussed in more detail below.

How We Determine Compensation

Role of the Compensation Committee. Historically, the Compensation Committee, oversaw the design, development and implementation of the executive compensation program. Additionally, the Compensation Committee administered the compensation plans and awards for the directors and NEOs and was primarily responsible for reviewing and approving the compensation policies and the compensation paid to the NEOs.

Role of Management. Certain of the NEOs, principally our Chief Executive Officer, worked closely with the Compensation Committee and its consultant, Korn Ferry, to analyze relevant peer data and to provide input into the compensation program design.

Role of Compensation Consultant: In 2022, the Compensation Committee engaged Korn Ferry as its independent compensation consultant to assist the Compensation Committee with structuring the executive compensation program. Korn Ferry provided the Compensation Committee with market data and made recommendations regarding the compensation mix and levels with respect to the 2022 executive compensation program described herein. The Compensation Committee conducted independence assessments of its consultants and determined that no conflict of interest existed that would require disclosure under SEC rules. Korn Ferry did not provide services to STORE Capital in any other capacity.

Competitive Market Analysis. In 2020, we established an updated peer group (the “Compensation Peer Group”) for purposes of developing the 2021 executive compensation program and retained that Compensation Peer Group for purposes of developing the 2022 executive compensation program. In developing the Compensation Peer Group, the Compensation Committee, with the assistance of Korn Ferry and management, focused primarily on the compensation practices, salary levels and target incentive levels of peer companies according to revenue (seeking a peer group with respect to which STORE Capital’s revenue is close to median), asset size and market capitalization. Consistent with previous peer groups, the Compensation Peer Group included both net-lease REITs and other REITs that have experienced significant asset growth in recent years, many of which also have relatively small employee populations.

The Compensation Peer Group consisted of the following companies:

Agree Realty Corporation*	Medical Properties Trust, Inc.
American Homes 4 Rent	National Retail Properties, Inc.*
Broadstone Net Lease, Inc.*	Omega Healthcare Investors, Inc.*
CyrusOne, Inc.	Physicians Realty Trust
Douglas Emmett, Inc.	QTS Realty Trust, Inc.
EPR Properties*	Spirit Realty Capital*
Gaming and Leisure Properties, Inc.*	STAG Industrial, Inc.*
Lexington Realty Trust	W.P. Carey Inc.*

*Denotes a net-lease oriented company.

Historically, the Compensation Committee reviewed each compensation element and aggregate total direct compensation (the sum of base salary, short-term cash incentives and long-term equity incentives) for each of the NEOs compared to similarly situated employees of companies in the Compensation Peer Group but did not target compensation to a specific percentile of the market data. In determining actual pay levels, the Compensation Committee considered peer group data as well as other factors that, in its collective judgment, it believed to be relevant, including the executive’s experience and performance, internal pay equity among STORE’s senior management team based on the executive’s respective scope of responsibilities and specific skills, the executive’s ability to impact business results and other business events or conditions.

Custom Peer Group for Long-Term Incentive Plan. As further discussed below, with respect to the performance-based RSU component of the long-term incentive compensation, we weighted the relative Compounded Annual Total Shareholder Return (“TSR”) and the absolute Compounded AFFO Per Share Growth metrics (each as defined below), so that the former represented 75% of the potential award and the latter represented 25% of the potential award; and for the relative Compounded Annual TSR component of the award we adopted a custom peer group of 20 companies based on market capitalization, revenue and volatility (the “Custom Peer Group”).

In the discussion below, we reference funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), which are metrics that are not included within the Financial Accounting Standards Board’s (“FASB”) generally accepted accounting principles (“GAAP”). These two non-GAAP financial measures are useful to management, investors and analysts because they are widely accepted industry measures used to compare the operating performance of REITs. FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or (“NAREIT”). NAREIT defines FFO as GAAP net income, excluding gains (or losses) from extraordinary items and sales of depreciable property, real estate impairment losses, and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain revenues and expenses that have no impact on the long-term operating performance, such as straight-line rents, amortization of deferred financing costs and stock based compensation. In addition, in deriving AFFO, we exclude certain other costs not related to ongoing operations, such as the amortization of lease-related intangibles and executive severance and transition costs.

Components of 2022 Compensation

The components of the NEOs’ 2022 compensation were set forth in an annual written compensation plan approved by the Compensation Committee. For 2022, the compensation of the NEOs consisted of three principal components:

Compensation Element	Purpose of Compensation Element	Key Features of Compensation Element
Base Salary	• A stable means of cash compensation designed to provide competitive compensation that reflects the contributions and skill levels of each executive.	• Paid in cash • The Compensation Committee, with assistance from its compensation consultant, historically has reviewed base salaries each year.
Short-Term Incentives

• The annual cash bonus program was designed to motivate the executive officers to achieve performance goals established by the Compensation Committee that reinforced the Company's annual business plan, assisted STORE in attracting and retaining qualified executives and promoted the alignment of the Named Executive Officers’ interests with those of the Company's stockholders.

• The threshold, target and maximum dollar amounts for short-term incentive compensation have historically been established by the Compensation Committee
• Paid in cash following certification of achievement of goals.

Long-Term Incentives

• The equity-based compensation program involved awards of restricted stock and performance-based RSUs and was designed to align the long-term interests of the Named Executive Officers with those of the stockholders and to maintain the competitiveness of the total compensation package.

• Historically, restricted stock grants were subject to time-based vesting while performance-based RSUs vest at the end of a three-year performance period.
• Historically granted in February of each year.

Set forth below is a discussion of each of the principal components of 2022 compensation for the NEOs.

Base Salary

The following table shows the 2022 base salaries of the current NEOs:

Name	Base Salary
Mary B. Fedewa	$795,000
Chad. A. Freed	420,000
Craig A. Barnett	375,000
Tyler S. Maertz	350,000

Short-Term Incentives

Program Design for 2022

For 2022, the Compensation Committee approved the following threshold, target and maximum cash bonus award opportunities, expressed as a percentage of base salary, which the NEOs were eligible to receive under the annual cash bonus program. Straight line interpolation is used to determine awards for results in between performance levels:

	Payout Opportunities
	(as a percentage of base salary)
Name	Threshold	Target	Maximum
Mary B. Fedewa	75%	150%	300%
Chad. A. Freed	37.5%	75%	150%
Craig A. Barnett	37.5%	75%	150%
Tyler S. Maertz	37.5%	75%	150%

For 2022, as in prior years, the compensation program as adopted by the Compensation Committee provided that all of the NEOs would be eligible to earn annual cash bonuses based (i) 75% on STORE’s achievement of identified corporate performance metrics (as described in more detail below), and (ii) 25% on each individual officer’s achievement of personal goals specifically developed for each Named Executive Officer and approved by the Compensation Committee.

The details of the 2022 annual incentive program design are as follows:

			Percentage of
Metric	Definition	Purpose	Corporate Performance Metrics	Total Bonus Opportunity
Origination Volume	The aggregate of the gross purchase prices of property paid to sellers or the face amount of notes receivable originated, excluding non-cash items and investments meant to be temporary in nature.	Reflects its importance to current and future AFFO per share growth and also to the importance of investment diversity and balance sheet size to mitigate long-term risk.	33.33%	25%
Debt to EBITDA ratio	Net debt divided by adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated on a run rate basis, as an average of the four quarterly periods.	Reflects the importance of borrowing efficiency as a component of the Company's cost of capital, promoting AFFO per share growth.	33.33%	25%
AFFO per share	AFFO divided by the weighted-average common shares outstanding on a fully diluted basis.	Reflects portfolio performance and accretive annual investment activity.	33.33%	25%
Personal goals	Achievement of personal goals specifically developed for each Named Executive Officer and approved by the Compensation Committee.	Incentivizes the efficiency of each NEO’s department and the processes he or she oversees in ways that are meaningful to the Company's competitive market position and the implementation of long-term strategic initiatives.	—	25%

The Compensation Committee also adopted threshold, target and maximum goal levels for each corporate performance metric.

Corporate Performance

As stated above, the Compensation Committee based 75% of the 2022 annual cash bonus opportunity on corporate performance metrics. The table below sets forth the 2022 corporate performance goal levels that were set for each performance metric. To the extent actual performance falls between two performance goal levels, linear interpolation is applied:

	Corporate Performance Metrics
Metric	Threshold	Target	Maximum
Origination Volume (millions)	$1,250	$1,450	$1,650
Debt to Adjusted EBITDA	≤6.25x	≤6.00x	≤5.75x
AFFO per share	$2.150	$2.175	$2.200

Individual Performance

The Compensation Committee based the remaining 25% of the 2022 annual cash bonus opportunity on individual goals specifically developed for each Named Executive Officer that were designed to enhance the efficiency of each NEO’s department and the processes he or she oversees in ways that are meaningful to STORE’s competitive market position and the implementation of long-term strategic initiatives. In the case of the NEOs other than the Chief Executive Officer, the individual performance goals generally included the completion or implementation of identified projects, improvements and/or processes supplementary to each of their primary executive management roles within the business. The Chief Executive Officer achieves his or her individual performance goal only to the extent the other executive officers achieve their individual goals, as determined by the Compensation Committee.

2022 Payouts

For 2022, each NEO successfully completed his or her individual goals. Accordingly, each earned a cash bonus based on the weighted achievement of the corporate performance metrics and the successful completion of individual goals. The following table shows the actual payouts for each NEO under the annual cash bonus program for 2022:

NEO	Actual Payout	% of Maximum Bonus Opportunity
Mary B. Fedewa	$2,378,428	99.7%
Chad. A. Freed	628,264	99.7%
Craig A. Barnett	560,950	99.7%
Tyler S. Maertz	523,553	99.7%

Long-Term Incentives

During 2022, as in prior years, we granted time-based restricted stock awards (“RSAs”) and performance-based restricted stock unit awards (“RSUs”) to each of the Named Executive Officers who were NEOs at the beginning of the year.

Program Design for 2022

For the 2022 long-term incentive program, 75% of the equity grants (at target value) were granted in the form of performance-based RSUs that were eligible for vesting at the end of a three-year performance period ending December 31, 2024 and 25% of the equity grants (at target value) were granted in the form of time-based restricted stock that were to vest in annual increments over a four-year period assuming continued employment of the NEO. For 2022, the target equity grants were as follows:

Name	2022 Target Value of Equity Grant (as a percentage of base salary)
Mary B. Fedewa	575%
Chad. A. Freed	214%
Craig A. Barnett	200%
Tyler S. Maertz	200%

Of the performance based RSUs, (i) 75% of the RSUs vest is based on the ranking of STORE’s Compounded Annual TSR over the performance period as compared to the Compounded Annual TSR over the performance period of the companies included within the Custom Peer Group, and (ii) 25% of the RSUs vest based on achieving specified Compounded AFFO Per Share Growth during the performance period. For purposes of the foregoing:

●	Compounded Annual TSR is calculated as the compounded annual growth rate, expressed as a percentage (rounded to the nearest tenth of a percent), in the value per share of common stock during the performance period due to the appreciation in the price per share of common stock and dividends paid to a stockholder of record with respect to one share of common stock. For purposes of calculating the growth in value per share of common stock, the beginning and ending share prices of the Company’s common stock are based on a 20-day trailing average closing stock price. For purposes of calculating the dividends paid to a stockholder of record with respect to one share of common stock, dividends paid during the performance period are assumed reinvested on the ex-dividend date.
●	Compounded AFFO Per Share Growth is expressed as a percentage (rounded to the nearest tenth of a percent) of STORE’s AFFO per weighted average basic common share (an important measure of cash flow for public REITs and one that is often used as an operating performance benchmark) during the performance period for the year ending December 31, 2024. The Custom Peer Group is a custom peer group consisting of the following companies:

Agree Realty Corporation	Gladstone Commercial Corporation	Realty Income Corporation
American Finance Trust, Inc.	Global Net Lease, Inc.	Safehold Inc.
Broadstone Net Lease, Inc.	Lexington Realty Trust	Spirit Realty Capital
Essential Property Trust, Inc.	MGM Growth Properties	STAG Industrial, Inc.
Four Corners Property Trust, Inc.	National Retail Properties, Inc.	VICI Properties, Inc.
Gaming and Leisure Properties, Inc.	NETSTREIT Corp.	W.P. Carey Inc.
Getty Realty Corp.	One Liberty Properties, Inc.

The actual number of shares of time-based restricted stock and performance-based RSUs awarded to each applicable NEO was determined by dividing the applicable grant amount (in dollars) by the average closing market price of STORE’s common stock on the NYSE for the 20-day trading period ending December 31, 2021. The table below reflects the number of shares of time-based restricted stock and performance-based RSUs (at target) granted to each NEO participating in the 2022 executive compensation program, as well as the target value of those awards:

Name	# of Restricted Shares	# of Performance-Based RSUs (at Target)	Target Value of Restricted Shares and RSUs
Mary B. Fedewa	33,592	100,777	$4,571,200
Chad. A. Freed	6,605	19,815	898,800
Craig A. Barnett	5,511	16,535	750,000
Tyler S. Maertz	5,144	15,432	700,000

Holders of time-based restricted stock are entitled to dividends when paid by us while performance-based RSUs earn a dividend equivalent that is paid in cash when, and solely to the extent, the underlying RSUs are earned and vest.

Relative Compounded Annual TSR Component

With respect to the 75% of the performance-based RSUs that may be earned and become vested based on STORE’s Compounded Annual TSR over the performance period, the actual number of performance-based RSUs that may be earned and become vested was set at between 0% and 300% of the target number depending on the ranking of STORE’s Compounded Annual TSR as compared to the Compounded Annual TSR of the companies included within the Custom Peer Group over the performance period. The specific requirements and corresponding award levels established for the 2022 grant are contained in the table below:

Performance Level	Relative Compounded Annual TSR	RSUs Earned as a Percentage of Target
Threshold	STORE’s Compounded Annual TSR must rank at a level at least equal to the 35th percentile of the companies included within the Custom Peer Group	33.33%
Target	STORE’s Compounded Annual TSR must rank at a level at least equal to the 55th percentile of the companies included within the Custom Peer Group	100.00%
Maximum	STORE’s Compounded Annual TSR must rank at a level at least equal to the 75th percentile of the companies included within the Custom Peer Group	300.00%

Absolute Compounded AFFO Per Share Growth Component

With respect to the 25% of the performance-based RSUs that may be earned and become vested based on STORE’s Absolute Compounded AFFO Per Share Growth over the performance period, the actual number of performance-based RSUs that may be earned and become vested was set at between 0% and 300% of the target number, depending on the level of achievement of Compounded AFFO Per Share Growth over the performance period. The specific targets and corresponding award levels established for the 2022 grant are contained in the table below:

Performance Level	Absolute Compounded AFFO Per Share Growth	RSUs Earned as a Percentage of Target
Threshold	3.0%	33.33%
Target	4.5%	100.00%
Maximum	6.0% or greater	300.00%

Results of 2020, 2021 and 2022 Restricted Stock and Performance-Based RSU Grants

On February 3, 2023, we closed the Merger. Under the terms of the Merger Agreement, effective immediately prior to the merger effective time:

●	each outstanding award of restricted stock automatically became fully vested and all restrictions and repurchase rights thereon lapsed, with the result that all shares of common stock represented thereby were considered outstanding for all purposes under the merger agreement and received an amount in cash equal to the Merger Consideration, less required withholding taxes.
●	outstanding awards of performance-based RSUs automatically became earned and vested with (a) approximately 53% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2020, (b) approximately 50% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2021 and (c) approximately 33% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2022, and thereafter were cancelled and, in exchange therefor, each holder of any such cancelled vested performance-based RSUs ceased to have any rights with respect thereto, except the right to receive as of the merger effective time, in consideration for the cancellation of such vested performance unit and in settlement therefor, an amount in cash equal to the product of (1) the Merger Consideration and (2) the number of so-determined earned performance shares subject to such vested performance-based RSUs, without interest, less required withholding taxes. In addition, on the closing date, each holder of performance-based RSUs received an amount equivalent to all cash dividends that would have been paid on the number of so-determined earned shares of the Company’s common stock subject to such performance-based RSUs as if they had been issued and outstanding from the date of grant up to, and including, the merger effective time, less required withholding taxes.

401(k) Plan

We have established a 401(k) retirement savings plan (the “401(k) Plan”) for the Company’s employees who satisfy certain eligibility requirements. The NEOs are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation within prescribed limits, generally on a pre- or post-tax basis, through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for retirement savings though the 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of the executive compensation package and provides further incentives to employees, including the NEOs, in accordance with the compensation policies.

Severance and Change in Control Arrangements

The NEOs were eligible for severance payments and benefits in the event of an involuntary termination of employment without “cause” or for “good reason,” as well as certain benefits in connection with a change in control of STORE. In connection with the Merger closing on February 3, 2023, the NEOs ceased to be officers of STORE Capital Corporation, their associated employment agreements were canceled, and Ms. Fedewa, Messrs. Freed, Barnett, and Maertz, and certain other executives entered into new employment agreements with the Company that provide severance payment and benefits in the event of an involuntary termination of employment without “cause” or for “good reason.”

For detailed information on the estimated potential payments and benefits payable to the NEOs in the event of their termination of employment under the Previous Employment Agreements, see the section titled “Potential Payments Upon Termination or Change in Control.”

Perquisites and Other Personal Benefits

We do not provide the NEOs with perquisites or other personal benefits, except for a long-term disability policy, reimbursement for the costs of an annual physical and reimbursement (capped at $1,000 per month) for the monthly dues at a fitness or country club. These items are provided because we believe that they serve a necessary business purpose and represent an immaterial element of the executive compensation program. The value of these perquisites is reported in the Summary Compensation Table.

We do not provide tax reimbursements or any other tax payments, including excise tax “gross-ups,” to any of the executive officers.

BOARD REPORT ON EXECUTIVE COMPENSATION

The current Board of Directors has reviewed the disclosures in the section titled “Compensation Discussion and Analysis” contained in this Annual Report and has discussed such disclosures with the management of the Company. Based on such review and discussion, the Board of Directors recommended that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

The Board of Directors

Mary B. Fedewa

Adam Gallistel

Jesse Hom

Daniel Santiago

Marc Zahr

Michael Reiter

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2022, each of Messrs. Quentin P. Smith, Jr., William F. Hipp and Jawad Ahsan served as a member of the Compensation Committee. None of such persons has ever been an officer or employee of STORE. None of the executive officers have served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of the directors or on the Compensation Committee.

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth for each of the Named Executive Officers the compensation amounts paid or earned for the fiscal years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary		Bonus		Stock Awards (e)(f)	Non-Equity Incentive Plan Compensation (g)	All Other Compensation (h)	Total
Mary B. Fedewa	2022	$795,000		$—		$4,988,030	$2,378,428	$37,535	$8,198,993
Chief Executive Officer and	2021	705,139	(a)	—		4,535,096	1,756,265	31,935	7,028,435
President	2020	612,500	(a)	—		3,068,259	1,625,000	36,735	5,342,494
Chad A. Freed	2022	420,000		—		980,761	628,264	27,839	2,056,864
Executive Vice President –	2021	400,000		—		926,330	508,117	28,810	1,863,257
General Counsel, Chief Compliance Officer and Secretary	2020	375,000		—		701,332	562,500	27,860	1,666,692
Craig A. Barnett	2022	375,000		—		818,395	560,950	17,947	1,772,292
Executive Vice President –	2021	375,000		—		789,464	476,360	16,836	1,657,660
Underwriting and Portfolio Management	2020	232,500		—		580,030	112,500	11,400	936,430
Tyler S. Maertz	2022	350,000		—		763,820	523,553	17,598	1,654,971
Executive Vice President –	2021	357,821		—		744,693	444,603	16,101	1,563,218
Acquisitions	2020	596,545	(d)	—		575,277	123,750	11,400	1,306,972
Sherry L. Rexroad	2022	500,000		—		1,882,266	997,244	28,741	3,408,251
Former Executive Vice President–Chief Financial Officer and Treasurer	2021	104,167	(b)	500,000	(c)	1,814,073	—	177,000	2,595,240
a)	The amounts shown for Ms. Fedewa for 2021 and 2020 give effect to (i) for 2021, a salary increase from $650,000 to $725,000, effective April 15, 2021, following her promotion to Chief Executive Officer and President, and (ii) for 2020 a salary increase from $600,000 to $650,000, effective October 1, 2020, following her promotion to President and Chief Operating Officer.
b)	Ms. Rexroad was hired by STORE on October 18, 2021 and became Executive Vice President – Chief Financial Officer and Treasurer, effective November 8, 2021. The amount shown for Ms. Rexroad for 2021 reflects a negotiated base salary of $500,000 prorated based on her start date of October 18, 2021.
c)	In accordance with the terms of her employment agreement, and in consideration for certain compensation that Ms. Rexroad forfeited when leaving her former employer, Ms. Rexroad was paid a non-discretionary bonus of $500,000 for 2021.
d)	The amount shown for Mr. Maertz gives effect to his base salary of $330,000, effective October 1, 2020, following his promotion to Executive Vice President – Acquisitions. For the first nine months of 2020, in his role as Senior Managing Director of Acquisitions, Mr. Maertz earned a base salary that included commissions based on acquisition volume.
e)	The amounts included in this column reflect the aggregate grant date fair value of both restricted stock and RSUs calculated in accordance with FASB ASC Topic 718. The fair value reflects the expected future cash flows of dividends and therefore dividends on unvested shares are not separately disclosed. The amounts in this column for each fiscal year exclude the effect of any estimated forfeitures of such awards. The basis for the calculation of these amounts is included in Note 7 to the December 31, 2022 consolidated financial statements.
f)	The performance RSUs granted in 2020, 2021 and 2022 to the NEOs include a performance condition based on STORE’s Compounded AFFO Per Share Growth. In accordance with FASB ASC Topic 718, the amounts in this column for 2020, 2021 and 2022 reflect the aggregate grant date fair value of the RSUs assuming the expected level of performance conditions will be achieved. The aggregate grant date fair value of the 2022 restricted stock grants and of the 2022 Performance RSUs (i) assuming that the expected level of performance conditions will be achieved, and (ii) assuming that the highest level of performance conditions will be achieved, are as follows:

		Value of RSU Grants at Grant Date
Name	Value of Restricted Stock at Grant Date	Expected Level of Performance Conditions Achieved	Maximum Level of Performance Conditions Achieved
Mary B. Fedewa	$1,009,104	$3,978,926	$5,492,602
Chad A. Freed	198,414	782,347	1,079,963
Craig A. Barnett	165,550	652,844	901,195
Tyler S. Maertz	154,526	609,294	841,083
Sherry L. Rexroad	380,787	1,501,479	2,072,680

g)	The amounts included in this column represent the annual cash incentive amounts awarded under the 2015 Incentive Plan, earned in the year indicated and paid in the following year. The cash incentive amounts awarded to the NEOs for 2022 under the 2015 Incentive Plan are described in more detail in the section titled “Executive Compensation” under the heading “Short-Term Incentives.”
h)	The following table sets forth the amounts of other compensation, including perquisites and other personal benefits, paid to, or on behalf of, the NEOs included in the “All Other Compensation” column. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to us.

Name	Year	Disability Insurance Premium	Annual Physical	Club Dues	401(k) Match	Relocation Expense		Total
Mary B. Fedewa	2022	$8,335	$5,000	$12,000	$12,200	$—		$37,535
	2021	8,335	—	12,000	11,600	—		31,935
	2020	8,335	5,000	12,000	11,400	—		36,735
Chad A. Freed	2022	3,639	—	12,000	12,200	—		27,839
	2021	5,210	—	12,000	11,600	—		28,810
	2020	5,210	—	11,400	11,250	—		27,860
Craig A. Barnett	2022	5,306	—	441	12,200	—		17,947
	2021	3,913	1,323	—	11,600	—		16,836
	2020	—	—	—	11,400	—		11,400
Tyler S. Maertz	2022	5,398	—	—	12,200	—		17,598
	2021	4,501	—	—	11,600	—		16,101
	2020	—	—	—	11,400	—		11,400
Sherry L. Rexroad	2022	4,541	—	12,000	12,200	—		28,741
	2021	—	—	2,000	—	175,000	(aa)	177,000
	2020	—	—	—	—	—		—

aa) In 2021, in accordance with the terms of her employment agreement, we reimbursed Ms. Rexroad for expenses incurred in connection with her relocation to STORE’s headquarters in Arizona.

Grants of Plan-Based Awards

The following table shows information regarding grants of plan-based awards made by us during 2022 to the NEOs.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Stock Awards: Number of Shares of Stock or Units (c)	Grant Date Fair Value of Stock and Option Awards (d)
Name		Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Mary B. Fedewa	Cash Incentive	—	$596,250	$1,192,500	$2,385,000	—	—	—	—	$—
	Restricted Stock	2/14/2022	—	—	—	—	—	—	33,592	1,009,104
	RSUs	2/14/2022	—	—	—	33,592	100,777	302,331	—	1,830,866
Chad A. Freed	Cash Incentive	—	157,500	315,000	630,000	—	—	—	—	—
	Restricted Stock	2/14/2022	—	—	—	—	—	—	6,605	198,414
	RSUs	2/14/2022	—	—	—	6,605	19,815	59,445	—	359,987
Craig A. Barnett	Cash Incentive	—	140,625	281,250	562,500	—	—	—	—	—
	Restricted Stock	2/14/2022	—	—	—	—	—	—	5,511	165,550
	RSUs	2/14/2022	—	—	—	5,512	16,535	49,605	—	300,398
Tyler S. Maertz	Cash Incentive	—	131,250	262,500	525,000	—	—	—	—	—
	Restricted Stock	2/14/2022	—	—	—	—	—	—	5,144	154,526
	RSUs	2/14/2022	—	—	—	5,144	15,432	46,296	—	280,361
Sherry L. Rexroad	Cash Incentive	—	250,000	500,000	1,000,000	—	—	—	—	—
	Restricted Stock	2/14/2022	—	—	—	—	—	—	12,676	380,787
	RSUs	2/14/2022	—	—	—	12,676	38,029	114,087	—	690,892
a)	The amounts reported in these columns represent the range of possible annual cash incentive amounts that could have been paid to the NEOs for 2022 under the 2015 Incentive Plan based upon achievement of specified performance targets set by the Compensation Committee. The cash awards under the 2015 Incentive Plan are described in more detail in the section titled “2022 Executive Compensation” under the heading “Short-Term Incentives.” The actual cash awards paid in February 2023 for performance in 2022 are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

b)	The amounts reported in these columns represent potential share payouts with respect to performance-based RSUs granted during 2022 under the 2015 Incentive Plan.
c)	The amounts reported in this column reflect the restricted stock grants made to each of the NEOs in 2022. The time-based restricted stock granted to the NEOs under the 2015 Incentive Plan is described in more detail in the section titled “2022 Executive Compensation” under the heading “Long-Term Incentives.” We did not grant options during 2022.
d)	The amounts included in this column reflect the aggregate grant date fair value of both (i) time-based restricted stock, and (ii) Performance RSUs, in each case granted during 2022 pursuant to the 2015 Incentive Plan and calculated in accordance with FASB ASC Topic 718. The basis for the calculation of these amounts is included in Note 7 to the December 31, 2022 consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by each NEO that had not vested as of December 31, 2022.

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (a)	Market Value of Shares or Units of Stock That Have Not Vested (b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (c)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (b)
Mary B. Fedewa	80,211	$2,571,565	264,267	$8,472,406
Chad A. Freed	13,159	421,878	59,862	1,919,176
Craig A. Barnett	23,945	767,677	35,671	1,143,602
Tyler S. Maertz	24,590	788,355	33,292	1,067,342
Sherry Rexroad	25,282	810,541	89,057	2,855,167
a)	On February 3, 2023, we closed the Merger. Under the terms of the Merger Agreement, effective immediately prior to the merger effective each outstanding awards of restricted stock automatically became fully vested and all restrictions and repurchase rights thereon lapsed, with the result that all shares of common stock represented thereby were considered outstanding for all purposes under the Merger Agreement and received an amount in cash equal to the Merger Consideration, less required withholding taxes.
b)	Market value was calculated using the closing price of the Company’s common stock as reported on the NYSE on December 30, 2022, which was $32.06.
c)	The awards made in 2020, 2021 and 2022 are performance-based RSUs. On February 3, 2023, we closed the Merger. Under the terms of the Merger Agreement, effective immediately prior to the merger effective time outstanding awards of performance-based RSUs automatically became earned and vested with (a) approximately 53% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2020, (b) approximately 50% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2021 and (c) approximately 33% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2022, and thereafter were cancelled and, in exchange therefor, each holder of any such cancelled vested performance-based RSUs ceased to have any rights with respect thereto, except the right to receive as of the merger effective time, in consideration for the cancellation of such vested performance unit and in settlement therefor, an amount in cash equal to the product of (1) the Merger Consideration and (2) the number of so-determined earned performance shares subject to such vested performance-based RSUs, without interest, less required withholding taxes. In addition, on the closing date, each holder of performance-based RSUs received an amount equivalent to all cash dividends that would have been paid on the number of so-determined earned shares of the Company’s common stock subject to such performance-based RSUs as if they had been issued and outstanding from the date of grant up to, and including, the merger effective time, less required withholding taxes.

Options Exercised and Stock Vested

The following table sets forth certain information regarding the vesting of equity awards held by each Named Executive Officer during 2022.

	Stock Awards(a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Mary B. Fedewa	24,236	$738,713	(b)
Chad A. Freed	3,134	95,524	(b)
Craig A. Barnett	9,411	286,847	(b)
Tyler S. Maertz	9,862	275,738	(c)
Sherry Rexroad	2,741	83,546	(b)
a)	STORE does not currently grant stock options and therefore had no option exercises by any NEO in 2022.
b)	Reflects shares of time-based restricted stock that vested on February 15, 2022. Represents the value realized upon vesting calculated by multiplying $30.48, the closing price of STORE’s common stock on February 15, 2022, by the number of shares that vested.
c)	Reflects 1,844 and 8,018 shares of time-based restricted stock that vested on February 15, 2022 and May 15, 2022, respectively. Represents the value realized upon vesting calculated by multiplying $30.48 and $27.38, the closing price of STORE’s common stock on February 15, 2022 and May 13, 2022, respectively, by the number of shares that vested.

Pension Benefits and Nonqualified Deferred Compensation

There were no deferred compensation or defined benefit plans in place for 2022.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

During 2022, the NEOs were party to employment agreements (each, a “Previous Employment Agreement,” and collectively, the “Previous Employment Agreements”) with STORE Capital Advisors, LLC, an Arizona limited liability company and wholly owned subsidiary of STORE (“STORE Capital Advisors”), and STORE, as the guarantor of the obligations of STORE Capital Advisors thereunder. The Previous Employment Agreements had terms that ran through April 15, 2025 and were subject to (i) automatic one-year renewal terms unless either party gives the other not less than sixty (60) days’ advance notice of nonrenewal and (ii) automatic two-year renewal terms if a Change in Control (as described below) occurs within the last two years of the initial term or during any renewal term. The Previous Employment Agreements included provisions that required STORE or its successors to pay or provide certain compensation and benefits to the NEOs in the event of certain terminations of employment or a Change in Control of STORE.

Types of Compensation Payable upon Termination of Employment

The table below reflects the types of compensation payable pursuant to the Previous Employment Agreements to each of our NEOs in the event of a termination of the NEO’s employment under the various circumstances described below (in addition to any base salary, incentive bonus and other benefits that have been earned and accrued prior to the date of termination and reimbursement of expenses incurred prior to the date of termination):

Termination Scenario	Cash Severance	Restricted Stock	Restricted Stock Units (a)	Other Benefits (b)
Death or Disability	Pro rata portion of target incentive bonus for which the NEO was eligible in the year of termination.	Immediate vesting of unvested shares of restricted common stock.

Vesting of unvested RSUs based on the actual level of achievement of the performance criteria as of the end of the performance period, prorated for the number of days that the executive was employed during the applicable performance period.

For a period of up to 18 months, the excess of (1) the amount the NEO was required to pay monthly to maintain coverage under COBRA over (2) the amount the NEO would have paid monthly if he or she had continued to participate in the Company’s medical and health benefits plan.

Without “Cause”(c) or for “Good Reason”(d)

An amount equal to the target bonus for which the NEO is eligible for the year in which the termination of employment occurs, prorated for the portion of such year during which the NEO was employed by the Company prior to the effective date of the NEO’s termination of employment; plus

An amount equal to two times the sum of:

Immediate vesting of unvested shares of restricted common stock.

Vesting of unvested RSUs based on the actual level of achievement of the performance criteria as of the end of the performance period, prorated for the number of days that the executive was employed during the applicable performance period.

For a period of up to 12 months, the excess of (i) the amount the NEO was required to pay monthly to maintain coverage under COBRA over (ii) the amount the NEO would have paid monthly if he or she had continued to participate in the Company’s medical and health benefits plan.

• base salary, plus
• the greater of (i) the average cash bonus received by the NEO for the last two completed fiscal years during which the NEO served as an executive officer, or (ii) the cash bonus payable at the target level for the prior year (whether received or not)

a)	Any RSUs that do not vest as provided are automatically forfeited.
b)	Payable to the extent the NEO (or his or her eligible dependents in the event of the NEO’s death) is eligible for and elects continued coverage for himself or herself and his or her eligible dependents in accordance with COBRA.
c)	For all NEOs, “Cause” means the NEO’s (i) refusal or neglect, in the reasonable judgment of our Board, to perform substantially all of his or her employment-related duties, which refusal or neglect is not cured within 20 days of receipt of written notice by us; (ii) willful misconduct; (iii) personal dishonesty, incompetence or breach of fiduciary duty which, in any case, has a material adverse impact on our business or reputation or any of our affiliates, as determined in our Board’s reasonable discretion; (iv) conviction of or entering a plea of guilty or nolo contendere (or any applicable equivalent thereof) to a crime constituting a felony (or a crime or offense of equivalent magnitude in any jurisdiction); (v) willful violation of any federal, state or local law, rule or regulation that has a material adverse impact on our business or reputation or any of our affiliates, as determined in our Board’s reasonable discretion; or (vi) any material breach of the NEO’s non-competition, non-solicitation or confidentiality covenants.
d)	For all NEOs, “Good Reason” means termination of employment by the NEO on account of any of the following actions or omissions taken without the NEO’s written consent: (i) a material reduction of, or other material adverse change in, the NEO’s duties or responsibilities (including in connection with a Change in Control, where the NEO’s duties or responsibilities are materially reduced, or materially adversely changed, as compared to the NEO’s duties or responsibilities prior to such Change in Control), or the assignment to the NEO of any duties or responsibilities that are materially inconsistent with his or her position; (ii) a material reduction in the NEO’s base salary or in the target percentage with respect to the NEO’s cash bonus; (iii) a requirement that the primary location at which the NEO performs his or her duties be changed to a location that is outside of a 35-mile radius of Scottsdale, Arizona or a substantial increase in the amount of travel that the NEO is required to do because of a relocation of our headquarters from Scottsdale, Arizona; (iv) a material breach by us of the NEO’s Previous Employment Agreement; or (v) a failure by us, in the event of a Change in Control (as defined in the Previous Employment Agreements), to obtain from any successor to us an agreement to assume and perform the NEO’s Previous Employment Agreement. A termination for “good reason” will not be effective until (i) the NEO provides us with written notice specifying each basis for the NEO’s determination that “good reason” exists and (ii) we fail to cure or resolve the NEO’s issues within 30 days of receipt of such notice.

Vesting of Outstanding Equity Awards upon Change in Control

Pursuant to the 2015 Incentive Plan and the applicable award agreements thereunder, upon a Change in Control (as defined in the 2015 Incentive Plan) and regardless of whether the NEO’s employment is terminated by us or he or she resigns for any reason, the NEO was entitled, (i) with respect to outstanding time-based restricted stock awards that are not assumed or substituted in connection with such Change in Control, immediate vesting of such outstanding restricted stock awards, and (ii) with respect to outstanding performance-based RSU awards that are not assumed or substituted in connection with such Change in Control, immediate vesting of such outstanding RSU awards at a level equal to the greater of (a) 100% of the target award level payout, and (b) the amount that would have vested based on the actual level of achievement of the performance criteria as of the date of the Change in Control (calculated as provided in the applicable award agreement). Any RSU that does not vest on the date of such termination is automatically forfeited.

Under the 2015 Incentive Plan and the Previous Employment Agreements, a “Change in Control” includes the occurrence of any of the following events:

●	any person or entity (other than STORE, any trustee or other fiduciary holding securities under a STORE employee benefit plan, or any company owned, directly or indirectly, by our stockholders of in substantially the same proportions as their ownership of STORE capital stock) becomes the “beneficial owner” (as such is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of STORE securities (not including in the securities beneficially owned by such person or entity any securities acquired directly from STORE or any affiliate thereof) representing 50% or more of the combined voting power of the then outstanding voting securities of STORE;
●	our Board ceases to be comprised of a majority of directors (i) who were Board members at the effective date of the respective previous Employment Agreement, or (ii) whose appointment or election by our Board or nomination for election by STORE’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors at the effective date of the respective Previous Employment Agreement or whose appointment, election or nomination for election was previously so approved or recommended (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation, relating to the election of directors);
●	the consummation of any merger, consolidation or amalgamation of STORE other than (i) a merger, consolidation or amalgamation into an entity at least fifty percent (50%) of the combined voting power of the voting securities of which are owned by STORE’s stockholders following the completion of such transaction in substantially the same proportions as their ownership of STORE immediately prior to such sale or (ii) a merger, consolidation or amalgamation immediately following which the individuals who comprise our Board immediately prior thereto constitute at least a majority of the board of directors of the entity surviving such merger, consolidation or amalgamation or, if STORE or the entity surviving such merger is then a subsidiary, the ultimate parent thereof; or
●	our stockholders approve a plan of complete liquidation of STORE or the sale or disposition of all or substantially all STORE’s assets, other than (i) a sale or disposition to an entity, at least fifty percent (50%) of the combined voting power of the voting securities of which are owned by STORE’s stockholders following the completion of such transaction in substantially the same proportions as their ownership of STORE immediately prior to such sale, or (ii) a sale or disposition of all or substantially all of STORE’s assets immediately following which the individuals who comprise our Board immediately prior thereto constitute at least a majority of the board of directors of the entity to which such assets are sold or disposed or, if such entity is a subsidiary, the ultimate parent thereof.

Potential Payments upon Termination

The following table shows the estimated payments that were payable to each NEO under the 2015 Incentive Plan and the Previous Employment Agreements if a termination “without cause” or resignation for “good reason,” or a Change in Control, as applicable, had occurred on December 31, 2022.

Name	Benefit	Death or Disability	Termination without Cause or Resignation for Good Reason (b)	Upon a Change in Control (c)
Mary B. Fedewa	Cash Severance	$1,192,500	$5,832,546	$-
	Accelerated Vesting of Restricted Stock	2,571,565	2,571,565	2,571,565
	Accelerated Vesting of RSUs (a)	2,912,888	2,912,888	8,472,406
	Health Benefits	15,309	10,206
	Total	6,692,262	11,327,205	11,043,971
Chad A. Freed	Cash Severance	315,000	2,004,870	-
	Accelerated Vesting of Restricted Stock	421,878	421,878	421,878
	Accelerated Vesting of RSUs (a)	722,770	722,770	1,919,176
	Health Benefits	19,524	13,016	-
	Total	1,479,172	3,162,534	2,341,054
Craig Barnett	Cash Severance	281,250	1,617,637	-
	Accelerated Vesting of Restricted Stock	767,677	767,677	767,677
	Accelerated Vesting of RSUs (a)	132,408	132,408	1,143,602
	Health Benefits	19,524	13,016	-
	Total	1,200,859	2,530,738	1,911,279
Tyler S. Maertz	Cash Severance	262,500	1,509,795	-
	Accelerated Vesting of Restricted Stock	788,355	788,355	788,355
	Accelerated Vesting of RSUs (a)	123,575	123,575	1,067,342
	Health Benefits	19,524	13,016	-
	Total	1,193,954	2,434,741	1,855,697
Sherry Rexroad	Cash Severance	500,000	2,000,053	-
	Accelerated Vesting of Restricted Stock	810,541	810,541	810,541
	Accelerated Vesting of RSUs (a)	304,523	304,523	2,855,167
	Health Benefits	9,537	6,358	-
	Total	1,624,601	3,121,475	3,665,708
a)	For the 2020, 2021 and 2022 Performance RSUs, the amounts set forth under the columns entitled “Death or Disability” and “Termination without Cause or Resignation for Good Reason” represent an amount of such RSUs granted to the NEOs based on (i) for the relative Compounded Annual TSR condition, an average closing stock price and an average closing MSCI Index value (for the 2020 Performance RSUs) or Custom Peer Group value (for the 2021 and 2022 Performance RSUs) for the 20-day trading period ended December 31, 2022, and (ii) for the absolute Compounded AFFO Per Share Growth condition, the expected level of performance that will be achieved based on actual performance or a minimum of target achievement.
b)	If an NEO were terminated for “cause” or resigned without “good reason” on December 31, 2022, the NEO would have been entitled to receive only his or her base salary, cash bonus and any other compensation-related payments that had been earned but not yet paid, and unreimbursed expenses that were owed as of the date of the termination, in each case that were related to any period of employment preceding the NEO’s termination date. The NEO would not have been entitled to any additional payments and would have immediately forfeited all unvested shares of restricted stock and unvested RSUs.
c)	Pursuant to the 2015 Incentive Plan and the applicable award agreements thereunder, upon a Change in Control, with respect to outstanding time-based restricted shares and performance-based RSU awards that are not assumed or substituted in connection with such Change in Control, each NEO is entitled to (i) immediate vesting of such outstanding unvested time-based restricted shares, and (ii) immediate vesting of such outstanding RSU awards at a level equal to the greater of (a) 100% of the target award level payout, and (b) the amount that would have vested based on the actual level of achievement of the performance criteria as of the date of the Change in Control (calculated as provided in the applicable award agreement). The amounts that the NEOs would realize upon a Change in Control in which equity awards are not assumed or substituted and that does not involve a termination of employment are reflected in this column; if, in connection with a Change in Control, an NEO were terminated “without cause” or resigned for “good reason” then, in addition to the amounts shown in this column, the NEO would also receive the amounts in respect of Cash Severance and Health Benefits shown in the prior column.

OTHER COMPENSATION MATTERS

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Ms. Fedewa, STORE Capital Corporation’s Chief Executive Officer for 2022. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2022, the median of the annual total compensation (inclusive of base salary, bonus and other items, as discussed below) of all employees of the company (other than our Chief Executive Officer) was $132,423. The annual total annualized compensation of Ms. Fedewa, as reported above in the Summary Compensation Table, was $8,198,993.

Based on this information, for 2022, the ratio of the annual total compensation of Ms. Fedewa, the Chief Executive Officer for fiscal 2022, to the median of the annual total compensation of all employees was 63.8 to 1. To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, we took the following steps:

●	We determined that, as of December 31, 2022, our employee population consisted of 116 individuals, all of whom were full-time employees located in the United States. We selected December 31, 2022 as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.
●	In accordance with Item 402(u) of Regulation S-K, we are using the same “median employee” identified in our 2020 pay ratio calculation, as we believe that there has been no change in our employee population or employee compensation arrangements that we believe would result in a significant change to our pay ratio disclosure for 2022. See our proxy statement for our 2021 annual meeting of stockholders for information regarding the process we utilized to identify our “median employee.”
●	Once we identified our median employee, we combined all the elements of such employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $132,423. The difference between such employee’s base salary and the employee’s annual total compensation represents the employee’s annual bonus and company matching contributions on behalf of the employee to our 401(k) employee savings plan. Since we do not maintain a defined benefit or other actuarial plan for our employees, and do not otherwise provide a plan for payments or other benefits at, following or in connection with retirement, the “median employee’s” annual total compensation did not include amounts attributable to those types of arrangements.

2022 Director Compensation

In this section, we describe the material components of the director compensation program for STORE Capital Corporation’s 2022 Board of Directors. During 2022, the following individuals served on the STORE Capital Corporation’s Board of Directors:

Jawad Ahsan	William F. Hipp
Joseph M. Donovan	Tawn Kelley
David M. Edwards	Catherine D. Rice
Mary B. Fedewa (a)	Quentin P. Smith, Jr.
Morton H. Fleischer	Einar A. Seadler (b)
a)	The compensation of Ms. Fedewa, the Company’s President and Chief Executive Officer, is discussed above under the heading “2022 Executive Compensation”.
b)	Mr. Seadler resigned from the Board and as a member of each committee on which he served, effective February 17, 2022.

The following table sets forth the elements of the director compensation program in effect in 2022:

Compensation Element	Position	2022
Annual Cash Fees:	Non-Executive Chairman:	$140,000
	Other Non-Employee Directors:	$85,000
Annual Equity Grant:	Non-Executive Chairman:	$185,000 in restricted stock that vests at the end of their one-year term
	Other Non-Employee Directors:	$130,000 in restricted stock that vests at the end of their one-year term
Board and Committee Meeting Fees:	All Non-Employee Directors:	None
Committee Chair Fee:	Audit:	$20,000
	Compensation:	$15,000
	Investment:	$15,000
	Nominating and Corporate Governance:	$12,500

In 2022, Messrs. Donovan, Smith and Hipp earned fees of $20,000, $15,000, and $15,000, respectively, for their service as the chairs of the Audit, Compensation, and Investment Committees, respectively. In addition, Ms. Kelley earned fees of $12,500 for her service as chair of the Nominating and Corporate Governance Committee.

The annual cash retainers were payable in four equal installments on the first Wednesday of each quarter in arrears of service for the preceding quarter. The annual equity grant was made for prospective service, at the time of STORE’s annual meeting of stockholders, for the upcoming one-year term.

The following table shows the compensation earned to the non-employee directors who served on the STORE Capital Corporation Board during 2022:

Name	Fees earned	Stock Awards (a) (b)	Total
Jawad Ahsan	$73,903	$167,770	$241,673
Joseph M. Donovan	105,000	130,010	235,010
David M. Edwards	73,903	167,770	241,673
Morton H. Fleischer	85,000	130,010	215,010
William F. Hipp	100,000	130,010	230,010
Tawn Kelley	152,500	208,809	361,309
Catherine D. Rice	85,000	130,010	215,010
Quentin P. Smith, Jr.	100,000	130,010	230,010
Einar A. Seadler (c)	36,125	—	36,125
a)	All stock award amounts in this column reflect the aggregate grant date fair value of restricted stock calculated in accordance with FASB ASC Topic 718. For each director other than Ms. Kelley and Mr. Seadler, the number of shares of restricted stock granted in May 2022 was determined by dividing the grant date value of the award, $130,000, by $26.74 (the closing price of the Company’s common stock on May 26, 2022, the date of the grant), rounded to the nearest whole share. For Mr. Ahsan and Mr. Edwards, the total also includes an additional $37,760, reflecting the prorated grant received upon appointment to the board in February 2022. Ms. Kelley’s grant date value of the May 2022 award, as Chairman of the Board, was $185,000. Her total also includes an additional $23,822, reflecting the prorated grant she received as a result of her ascension to the position of Chairman of the Board effective December 27, 2021. Mr. Seadler resigned from the Board and as a member of each committee on which he served, effective February 17, 2022, and as such did not receive any restricted stock grants during 2022.

b)	As of December 31, 2022, the independent directors then in office had the following aggregate numbers of unvested stock awards outstanding:

Name	Unvested Stock Awards
Jawad Ahsan	4,862
Joseph M. Donovan	4,862
David M. Edwards	4,862
Morton H. Fleischer	13,641
William F. Hipp	4,862
Tawn Kelley	6,918
Catherine D. Rice	4,862
Quentin P. Smith, Jr.	4,862

c)	Mr. Seadler resigned from the Board and as a member of each committee on which he served, effective February 17, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information within our knowledge with respect to the beneficial ownership of our units of common equity as of March 20, 2023, for each person or group of affiliated persons whom we know to beneficially own more than 5% of our common equity. As of March 20, 2023, our directors and executive officers do not hold beneficial ownership of our common equity. The table is based on 1,000 units of our common equity outstanding.

Name of Greater than Five Percent Beneficial Owners	Common Equity Units Beneficially Owned Number	Percentage of Common Equity Owned
Ivory Parent, LLC 8377 E Hartford Drive Ste 100 Scottsdale, AZ 85255	510	51%
Ivory SuNNNs LLC 280 Park Avenue, 9th Floor New York, New York 10017	490	49%

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plan as of December 31, 2022:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders			2,507,375	(1)
Equity compensation plans not approved by stockholders
Total	—	—	2,507,375
1)	Represents shares available for future issuance under the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”) as of December 31, 2022.

No securities were issued under our equity incentive plan after December 31, 2022. Pursuant to the terms of the Merger Agreement, in connection with the completion of the Merger, our equity incentive plan was terminated effective February 3, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Independence Determinations

At the closing of the Merger, the Company delisted its common stock on the NYSE. As a result, the Company is no longer required to comply with the NYSE’s corporate governance requirements, including the requirement that a majority of its Board be comprised of independent directors. However, prior to the Closing of the Merger and during 2022, under the corporate governance listing standards of the NYSE and our Corporate Governance Guidelines, our Board during 2022 was required to consist of a majority of independent directors. In making independence determinations, our Board observed NYSE and SEC criteria and considered all relevant facts and circumstances. Under NYSE corporate governance listing standards, to be considered independent:

●	the director must not have had a disqualifying relationship, as defined in the NYSE standards; and
●	our Board must have affirmatively determined that the director otherwise has no material relationship with STORE directly, or as an officer, stockholder or partner of an organization that had a relationship with STORE.

Our 2022 Board, through its Nominating and Corporate Governance Committee, reviewed all relevant business relationships any director and director nominee may have with STORE on an annual basis. As a result of its annual review, our Board determined that during 2022, other than Mary B. Fedewa, who is our President and Chief Executive Officer and who is therefore not independent, none of our directors had a material relationship with STORE and that all such members of the Board were independent.

In addition, all directors who served as members of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee during 2022 were independent as required by the NYSE corporate governance rules. Under these rules, our Audit Committee members also satisfied a separate SEC independence requirement and our Compensation Committee members also satisfied an additional NYSE independence requirement.

Certain Relationships and Related Party Transactions

Our Board has adopted a written statement of policy regarding transactions with related parties (our “Related Person Policy”). Our Related Person Policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K under the Securities Act of 1933, as amended) must promptly disclose to our Chief Compliance Officer any transaction in which the amount involved exceeds $1,000 and in which any related person had or will have a direct or indirect material interest and all material facts with respect thereto. Following a determination of whether the proposed transaction is material to STORE (with any transaction in which the amount involved exceeds $50,000 being deemed material for purposes of our Related Person Policy), our Chief Compliance Officer will report the transaction to our Board for its approval.

Following a competitive bidding process conducted in the fall of 2018, we selected Berkshire Hathaway Specialty Insurance Company (“BHSIC”) to provide our primary layer of directors and officers liability insurance as well as Side A difference in condition coverage. For the policy period of December 31, 2021 through December 31, 2022, we paid a premium to BHSIC of $220,000 and $50,000, respectively, for such policies. In addition, we selected BHSIC to provide our employment practices liability insurance for the period of December 31, 2021 through December 31, 2022, and paid an additional premium of $12,916 for such policy. During at least a portion of 2022, Berkshire Hathaway Inc., the parent company of BHSIC, beneficially owned more than 5.0% of our outstanding common stock.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid by us to Ernst & Young LLP (“EY”) for professional services rendered:

	Year Ended
	December 31,
	2022	2021
Audit fees (a)	$1,261,650	$1,257,644
Audit-related fees (b)	58,500	125,000
Tax fees (c)	362,278	223,051
All other fees	3,408	8,445
Total	$1,685,836	$1,614,140
a)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements, as well as services related to SEC matters, including review of registration statements filed and related issuances of agreed-upon procedures letters, consents and other services.
b)	Audit-related fees consist of fees for attestation services rendered by EY related to the issuances of notes through our STORE Master Funding debt program and fees for services rendered by EY related to the Merger.
c)	Tax fees consist of fees for professional services rendered by EY for tax compliance, tax advice and tax planning.

In 2022, our Audit Committee determined that the provision of services to us described in the foregoing table were compatible with maintaining the independence of EY. All (100%) of the services described in the foregoing table with respect to us and our subsidiaries were approved by our Audit Committee in conformity with our pre-approval policy (as described below).

Historically, the Audit Committee selects STORE’s independent registered public accounting firm and separately pre-approves all audit services it will provide to STORE. Our Audit Committee also reviewed and separately pre-approved all audit-related, tax and other services rendered by our independent registered public accounting firm in accordance with our Audit Committee’s charter and policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, our Audit Committee considered, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

None of the services described above were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

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

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC, and STORE Capital Corporation.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
3.1	Third Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of February 3, 2023.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
3.2	Certificate of Formation of STORE Capital LLC, dated August 30, 2022, as amended effective February 3, 2023.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.

4.1

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
4.2

Series 2013-1 Indenture Supplement dated as of March 27, 2013, by and among STORE Master Funding I, LLC and STORE Master Funding II, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 23, 2014.
4.3

Series 2013-2 Indenture Supplement dated as of July 25, 2013, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, and STORE Master Funding III, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 23, 2014.
4.4

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
4.7

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
4.8

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

4.9

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
4.10

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

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021.
4.11		Indenture, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.12		Supplemental Indenture No. 1, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.13		Supplemental Indenture No. 2, dated as of February 28, 2019, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.
4.14		Supplemental Indenture No. 3 dated as of November 18, 2020, by and between STORE Capital Corporation and Wilmington Trust Company (including form of Note).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2020.
4.15		Supplemental Indenture No. 4 dated as of November 17, 2021, by and between STORE Capital Corporation and Wilmington Trust Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2021.
4.16		Supplemental Indenture No. 5, dated as of February 3, 2023, by and between Ivory REIT, LLC, STORE Capital Corporation and Wilmington Trust Company, as Trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.1	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC (formerly known as Ivory REIT, LLC), STORE Capital Advisors, LLC, and Mary B. Fedewa.	Filed herewith.
10.2	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Chad A. Freed.	Filed herewith.
10.3	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Tyler S. Maertz.	Filed herewith.
10.4	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Craig A. Barnett.	Filed herewith.

10.5

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021.
10.6

Credit Agreement, dated as of February 3, 2023, among the Borrowers identified therein, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Citibank, N.A., as Payment Agent, and the other lenders identified therein.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.7

Property Management and Servicing Agreement, dated as of February 3, 2023, among the Borrowers identified therein, Ivory REIT, LLC (renamed STORE Capital LLC following the Merger Effective Time), as Property Manager and Special Servicer, KeyBank National Association, as Back-Up Manager, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.

Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.8

Credit Agreement, dated as of February 3, 2023, by and among Ivory REIT, LLC (renamed STORE Capital LLC following the Merger Effective Time), KeyBank National Association, as Administrative Agent, and the other lenders and parties identified therein.

Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.9	Incremental Amendment No. 1, dated as of March 8, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2023.
21	List of Subsidiaries.	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Principal Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Principal Financial Officer.	Filed herewith.
101

The following financial statements from STORE Capital LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are formatted in Inline Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

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

STORE CAPITAL LLC

Date: March 22, 2023	By:	/s/ Mary B. Fedewa
Mary B. Fedewa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 22, 2023 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mary B. Fedewa	President, Chief Executive Officer and Director	March 22, 2023
Mary B. Fedewa	(Principal Executive Officer)

/s/Ashley A. Dembowski	Senior Vice President – Chief Accounting Officer and Corporate Controller	March 22, 2023
Ashley A. Dembowski	(Principal Financial Officer and Principal Accounting Officer)

/s/Adam Gallistel	Chairman of the Board of Directors	March 22, 2023
Adam Gallistel

/s/Jesse Hom	Director	March 22, 2023
Jesse Hom

/s/Daniel Santiago	Director	March 22, 2023
Daniel Santiago

/s/Marc Zahr	Director	March 22, 2023
Marc Zahr

/s/Michael Reiter	Director	March 22, 2023
Michael Reiter

STORE Capital Corporation

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2022 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Alabama	32	$-	$29,876	$79,440	$-	$1,858	$29,876	$81,298	$111,174	$(18,141)	1950 - 2017	2012 - 2022
Alabama	20	(f)	14,994	26,005	297	4,605	15,291	30,610	45,901	(6,600)	1964 - 2014	2011 - 2021

Alaska	9	-	9,716	25,224	-	-	9,716	25,224	34,940	(2,014)	1953 - 2005	2019 - 2020
Alaska	1	(f)	828	702	-	-	828	702	1,530	(281)	2005	2016

Arizona	49	-	65,400	119,938	9,458	34,553	74,858	154,491	229,349	(23,871)	1946 - 2021	2012 - 2022
Arizona	42	(f)	63,589	127,075	6,575	40,634	70,164	167,709	237,873	(33,963)	1976 - 2019	2011 - 2022

Arkansas	28	-	26,817	44,844	17	507	26,834	45,351	72,185	(11,285)	1966 - 2011	2015 - 2019
Arkansas	20	(f)	12,781	24,140	14	4,087	12,795	28,227	41,022	(8,342)	1950 - 2012	2013 - 2022

California	41	-	141,429	201,820	8,270	48,732	149,699	250,552	400,251	(38,511)	1930 - 2022	2012 - 2022
California	38	(f)	57,008	52,238	1,454	4,463	58,462	56,701	115,163	(13,912)	1940 - 2020	2012 - 2022
California	1	13,701	4,528	22,213	-	-	4,528	22,213	26,741	(4,896)	2008	2013

Colorado	28	-	37,170	137,747	3,703	13,223	40,873	150,970	191,843	(27,869)	1967 - 2016	2014 - 2022
Colorado	14	(f)	14,413	19,900	1,602	9,446	16,015	29,346	45,361	(5,793)	1953 - 2021	2013 - 2022

Connecticut	21	-	14,672	45,044	1,207	2,785	15,879	47,829	63,708	(5,788)	1779 - 2022	2015 - 2021
Connecticut	9	(f)	5,657	16,179	-	-	5,657	16,179	21,836	(5,043)	1860 - 1998	2013 - 2020

Delaware	1	-	3,554	5,541	-	-	3,554	5,541	9,095	(927)	1973	2019

District of Columbia	1	-	1,108	805	-	-	1,108	805	1,913	(75)	1930	2021

Florida
Jacksonville, Florida	9	-	6,943	13,612	313	975	7,256	14,587	21,843	(3,062)	1980 - 2018	2012 - 2018
Jacksonville, Florida	8	(f)	6,902	15,628	4,039	21,050	10,941	36,678	47,619	(9,047)	1972 - 2014	2011 - 2018

All Other Florida	96	-	139,897	181,506	12,044	43,403	151,941	224,909	376,850	(32,705)	1950 - 2022	2011 - 2022
All Other Florida	49	(f)	34,917	104,728	5,501	13,213	40,418	117,941	158,359	(28,444)	1950 - 2014	2012 - 2021

Georgia
Macon, Georgia	6	-	8,487	28,165	-	-	8,487	28,165	36,652	(2,001)	1947 - 1982	2021 - 2021
Macon, Georgia	2	(f)	1,150	1,208	19	101	1,169	1,309	2,478	(492)	1975 - 2008	2012 - 2022

All Other Georgia	54	-	79,278	212,117	9,286	14,595	88,564	226,712	315,276	(35,152)	1939 - 2022	2011 - 2022
All Other Georgia	97	(f)	82,017	139,077	2,617	20,252	84,634	159,329	243,963	(42,173)	1960 - 2021	2011 - 2021

Idaho	14	-	21,338	52,049	-	5,842	21,338	57,891	79,229	(4,467)	1946 - 2006	2014 - 2022
Idaho	6	(f)	10,979	26,678	9,169	3,013	20,148	29,691	49,839	(3,850)	2007 - 2021	2014 - 2020

Illinois
Chicago, Illinois	6	-	16,337	22,122	36	456	16,373	22,578	38,951	(2,760)	1920 - 2015	2015 - 2021
Chicago, Illinois	7	(f)	9,902	14,881	1,575	6,850	11,477	21,731	33,208	(4,456)	1886 - 2021	2012 - 2022

Albion, Illinois	5	-	9,986	33,298	-	-	9,986	33,298	43,284	(2,519)	1950 - 1998	2021

All Other Illinois	133	-	95,134	234,320	2,453	21,026	97,587	255,346	352,933	(41,610)	1870 - 2019	2012 - 2022
All Other Illinois	40	(f)	57,775	111,569	1,834	8,938	59,609	120,507	180,116	(30,896)	1880 - 2015	2011 - 2021

Indiana	53	-	78,539	144,348	1,019	4,920	79,558	149,268	228,826	(22,644)	1927 - 2019	2014 - 2022
Indiana	38	(f)	28,244	70,246	205	992	28,449	71,238	99,687	(14,927)	1959 - 2013	2011 - 2021

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2022 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Iowa	16	-	23,092	29,382	-	20	23,092	29,402	52,494	(4,044)	1950 - 2009	2014 - 2022
Iowa	17	(f)	9,716	22,153	947	6,003	10,663	28,156	38,819	(8,867)	1960 - 2013	2011 - 2018

Kansas	28	-	16,222	34,814	6,525	18,316	22,747	53,130	75,877	(9,771)	1969 - 2019	2015 - 2019
Kansas	4	(f)	3,640	5,071	226	1,892	3,866	6,963	10,829	(1,778)	1987 - 2018	2012 - 2021

Kentucky	31	-	31,963	75,004	775	16,098	32,738	91,102	123,840	(16,945)	1907 - 2020	2013 - 2022
Kentucky	37	(f)	22,863	44,502	-	250	22,863	44,752	67,615	(12,413)	1972 - 2018	2011 - 2021

Louisiana	7	-	4,310	10,101	-	1	4,310	10,102	14,412	(1,225)	1968 - 2020	2012 - 2022
Louisiana	26	(f)	27,567	30,940	822	519	28,389	31,459	59,848	(9,326)	1981 - 2015	2012 - 2020

Maine	17	-	16,696	60,392	-	-	16,696	60,392	77,088	(4,878)	1798 - 2011	2015 - 2022
Maine	4	(f)	1,059	2,229	82	163	1,141	2,392	3,533	(1,031)	1979 - 1993	2014 - 2016

Maryland	7	-	10,828	12,881	-	75	10,828	12,956	23,784	(2,344)	1963 - 2007	2017 - 2021
Maryland	5	(f)	7,377	14,463	-	-	7,377	14,463	21,840	(2,612)	1950 - 2007	2012 - 2020

Massachusetts	31	-	44,283	121,669	-	-	44,283	121,669	165,952	(20,628)	1850 - 2009	2014 - 2022
Massachusetts	8	(f)	20,105	25,687	-	363	20,105	26,050	46,155	(5,612)	1955 - 1988	2013 - 2021

Michigan	87	-	106,589	324,817	5,043	24,296	111,632	349,113	460,745	(52,422)	1862 - 2020	2015 - 2022
Michigan	37	(f)	24,017	40,775	96	5,167	24,113	45,942	70,055	(18,221)	1880 - 2012	2012 - 2022

Minnesota	48	-	77,176	152,297	2,136	8,629	79,312	160,926	240,238	(22,073)	1905 - 2018	2015 - 2022
Minnesota	37	(f)	34,077	58,302	5,787	27,053	39,864	85,355	125,219	(25,114)	1951 - 2021	2011 - 2020
Minnesota	1	11,744	7,639	11,328	-	-	7,639	11,328	18,967	(4,036)	2015 - 2015	2016 - 2016

Mississippi	29	-	23,926	63,965	120	1,374	24,046	65,339	89,385	(11,481)	1974 - 2010	2012 - 2022
Mississippi	12	(f)	12,068	33,833	-	-	12,068	33,833	45,901	(6,177)	1965 - 2009	2011 - 2020
Mississippi	6	40,662	15,385	48,917	-	-	15,385	48,917	64,302	(9,029)	1989 - 2001	2018

Missouri	71	-	55,797	111,758	3,318	13,914	59,115	125,672	184,787	(21,328)	1928 - 2019	2013 - 2022
Missouri	21	(f)	27,850	34,181	1,308	4,842	29,158	39,023	68,181	(8,751)	1971 - 2022	2011 - 2022
Missouri	1	8,935	807	13,794	-	620	807	14,414	15,221	(3,424)	2008	2012 - 2012

Montana	1	-	2,753	14,468	-	-	2,753	14,468	17,221	(2,340)	2009	2017
Montana	3	(f)	3,080	1,509	2,360	8,189	5,440	9,698	15,138	(475)	1920 - 2020	2014 - 2021

Nebraska	10	-	10,507	5,694	504	7,175	11,011	12,869	23,880	(2,590)	1961 - 2022	2014 - 2021
Nebraska	14	(f)	7,005	23,344	-	2,745	7,005	26,089	33,094	(2,888)	1910 - 2015	2012 - 2021

Nevada	8	-	11,909	16,545	-	1,006	11,909	17,551	29,460	(2,073)	1980 - 2021	2016 - 2021
Nevada	5	(f)	7,809	16,402	-	1,029	7,809	17,431	25,240	(3,597)	1960 - 2009	2013 - 2021
Nevada	1	5,993	2,770	5,454	25	2,259	2,795	7,713	10,508	(754)	1995	2020

New Hampshire	8	-	9,233	16,269	877	4,718	10,110	20,987	31,097	(2,510)	1960 - 2001	2017 - 2022
New Hampshire	4	(f)	1,837	7,914	-	-	1,837	7,914	9,751	(1,365)	1973 - 2003	2014 - 2018

New Jersey	4	-	3,303	5,965	-	-	3,303	5,965	9,268	(693)	1970 - 2015	2019 - 2022
New Jersey	7	(f)	7,004	29,971	329	2,176	7,333	32,147	39,480	(9,802)	1930 - 2009	2013 - 2018

New Mexico	6	-	8,562	19,175	81	8,486	8,643	27,661	36,304	(4,367)	1946 - 2009	2015 - 2022
New Mexico	4	(f)	4,243	6,084	-	-	4,243	6,084	10,327	(1,747)	1955 - 2019	2013 - 2019

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2022 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
New York	25	-	49,841	157,415	1,729	3,411	51,570	160,826	212,396	(20,055)	1892 - 2016	2013 - 2022
New York	15	(f)	13,340	32,426	-	32	13,340	32,458	45,798	(4,867)	1950 - 2014	2016 - 2020

North Carolina	71	-	51,284	88,801	3,161	10,591	54,445	99,392	153,837	(16,033)	1942 - 2022	2013 - 2022
North Carolina	63	(f)	41,023	66,597	2,071	4,522	43,094	71,119	114,213	(19,456)	1950 - 2018	2012 - 2020

North Dakota	1	-	1,405	25,557	371	1,740	1,776	27,297	29,073	(2,306)	1993	2019
North Dakota	3	(f)	2,642	7,843	172	278	2,814	8,121	10,935	(2,755)	1984 - 2013	2011 - 2016
North Dakota	1	13,933	7,219	16,872	-	-	7,219	16,872	24,091	(5,463)	1995	2016

Ohio
Columbus, Ohio	11	-	13,975	39,693	1,272	8,168	15,247	47,861	63,108	(5,728)	1961 - 2019	2016 - 2022
Columbus, Ohio	8	(f)	5,580	10,911	-	250	5,580	11,161	16,741	(4,353)	1970 - 2014	2012 - 2020

All Other Ohio	76	-	93,808	242,103	1,630	11,981	95,438	254,084	349,522	(34,418)	1856 - 2018	2011 - 2022
All Other Ohio	62	(f)	45,156	135,854	21	1,009	45,177	136,863	182,040	(37,169)	1915 - 2020	2011 - 2021

Oklahoma	25	-	23,292	34,801	1,721	7,549	25,013	42,350	67,363	(11,595)	1965 - 2020	2014 - 2021
Oklahoma	31	(f)	31,372	46,137	459	2,052	31,831	48,189	80,020	(22,176)	1946 - 2011	2011 - 2019
Oklahoma	3	3,140	2,907	3,843	-	-	2,907	3,843	6,750	(1,627)	1996 - 2006	2012

Oregon	5	-	2,827	7,447	-	-	2,827	7,447	10,274	(1,314)	1924 - 2010	2016 - 2019
Oregon	5	(f)	8,147	4,648	460	159	8,607	4,807	13,414	(1,566)	1965 - 1985	2011 - 2019

Pennsylvania	68	-	66,881	208,806	290	3,720	67,171	212,526	279,697	(18,427)	1885 - 2018	2015 - 2022
Pennsylvania	33	(f)	35,711	56,440	1,439	4,487	37,150	60,927	98,077	(17,300)	1865 - 2020	2011 - 2021
Pennsylvania	1	8,602	4,398	11,502	-	-	4,398	11,502	15,900	(6,238)	1960	2013

Rhode Island	7	-	6,318	15,049	-	-	6,318	15,049	21,367	(1,161)	1930 - 2015	2018 - 2022
Rhode Island	6	(f)	4,854	12,253	-	-	4,854	12,253	17,107	(1,052)	1968 - 1995	2019 - 2022

South Carolina	52	-	33,905	127,234	3,187	13,136	37,092	140,370	177,462	(23,488)	1912 - 2019	2014 - 2022
South Carolina	38	(f)	28,501	52,408	1,310	9,940	29,811	62,348	92,159	(15,465)	1973 - 2019	2012 - 2021

South Dakota	14	-	18,662	50,338	6,737	20,437	25,399	70,775	96,174	(9,409)	1948 - 2020	2016 - 2021
South Dakota	3	(f)	3,573	9,662	-	719	3,573	10,381	13,954	(3,721)	1992 - 2014	2011 - 2014

Tennessee	47	-	60,502	163,699	441	7,228	60,943	170,927	231,870	(22,529)	1889 - 2019	2011 - 2022
Tennessee	68	(f)	59,849	94,037	3,049	8,503	62,898	102,540	165,438	(30,596)	1971 - 2019	2011 - 2021

Texas
Abilene, Texas	1	-	3,831	44,208	-	-	3,831	44,208	48,039	-	2009	2022
Abilene, Texas	1	(f)	593	2,023	-	-	593	2,023	2,616	(832)	1961	2012

Amarillo, Texas	4	-	4,002	11,473	-	3,164	4,002	14,637	18,639	(1,604)	1977 - 2016	2013 - 2019
Amarillo, Texas	1	(f)	269	457	-	-	269	457	726	(104)	1954	2014
Amarillo, Texas	1	1,018	927	1,330	-	-	927	1,330	2,257	(637)	1995	2012

Arlington, Texas	2	-	1,595	4,761	-	-	1,595	4,761	6,356	(979)	1964 - 1997	2017 - 2018
Arlington, Texas	4	(f)	3,353	10,077	129	1,521	3,482	11,598	15,080	(2,546)	1945 - 2010	2012 - 2018

Austin, Texas	4	-	6,058	11,115	-	-	6,058	11,115	17,173	(2,273)	1991 - 2017	2014 - 2021
Austin, Texas	1	(f)	2,212	3,600	-	-	2,212	3,600	5,812	(1,207)	2006	2011

Corpus Christi, Texas	5	-	10,731	15,967	-	-	10,731	15,967	26,698	(6,289)	1964 - 2017	2012 - 2021
Corpus Christi, Texas	2	(f)	2,020	1,128	743	316	2,763	1,444	4,207	(436)	1975 - 2016	2019

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2022 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Cypress, Texas	2	-	2,098	4,322	-	391	2,098	4,713	6,811	(486)	2012 - 2017	2018 - 2021
Cypress, Texas	1	(f)	4,223	9,504	-	-	4,223	9,504	13,727	(1,035)	2019	2019

Fort Worth, Texas	5	-	9,695	13,715	1,565	5,915	11,260	19,630	30,890	(5,740)	1989 - 2014	2012 - 2021
Fort Worth, Texas	2	(f)	5,361	13,744	-	-	5,361	13,744	19,105	(2,798)	1998 - 2021	2013 - 2021

Frisco, Texas	4	-	5,683	10,790	190	924	5,873	11,714	17,587	(1,633)	2003 - 2018	2015 - 2021
Frisco, Texas	2	(f)	4,214	6,362	24	30	4,238	6,392	10,630	(2,218)	1996 - 2008	2012 - 2014

Harlingen, Texas	4	-	3,768	11,342	-	-	3,768	11,342	15,110	(1,585)	1993 - 2014	2015 - 2021
Harlingen, Texas	1	(f)	487	391	819	2,293	1,306	2,684	3,990	(487)	2018	2016

Houston, Texas	22	-	25,548	29,177	695	8,769	26,243	37,946	64,189	(5,034)	1965 - 2017	2015 - 2021
Houston, Texas	10	(f)	16,673	23,655	8,204	7,146	24,877	30,801	55,678	(9,801)	1965 - 2016	2013 - 2018

Humble, Texas	2	-	3,468	1,885	1,989	11,451	5,457	13,336	18,793	(3,182)	2009 - 2016	2015 - 2016
Humble, Texas	3	(f)	1,732	3,567	-	-	1,732	3,567	5,299	(1,128)	1982 - 2012	2013 - 2016

Irving, Texas	3	-	5,212	6,577	-	-	5,212	6,577	11,789	(1,513)	1983 - 2005	2012 - 2019
Irving, Texas	1	(f)	1,375	4,661	-	-	1,375	4,661	6,036	(1,223)	1982	2014

Katy, Texas	4	-	5,100	6,242	-	438	5,100	6,680	11,780	(933)	1984 - 2016	2016 - 2021
Katy, Texas	1	(f)	1,564	2,651	159	1,507	1,723	4,158	5,881	(764)	2015	2017

League City, Texas	2	-	7,417	12,612	-	-	7,417	12,612	20,029	(2,637)	2011 - 2016	2015 - 2017

Lubbock, Texas	1	-	1,512	7,836	-	342	1,512	8,178	9,690	(1,391)	2005	2015
Lubbock, Texas	5	(f)	9,980	16,629	1,529	3,066	11,509	19,695	31,204	(5,526)	1980 - 2014	2012 - 2018
Lubbock, Texas	1	946	1,289	808	-	-	1,289	808	2,097	(393)	1994	2012

McAllen, Texas	3	-	2,810	5,268	-	-	2,810	5,268	8,078	(934)	1976 - 2015	2016 - 2021
McAllen, Texas	4	(f)	5,491	10,558	583	1,293	6,074	11,851	17,925	(3,521)	1955 - 2015	2011 - 2017

Mesquite, Texas	2	-	1,455	8,967	-	-	1,455	8,967	10,422	(347)	1987 - 2008	2021
Mesquite, Texas	1	(f)	1,795	5,837	-	-	1,795	5,837	7,632	(1,545)	1973	2013

San Antonio, Texas	13	-	15,537	19,398	745	1,320	16,282	20,718	37,000	(3,596)	1945 - 2017	2015 - 2021
San Antonio, Texas	5	(f)	10,611	11,711	531	1,680	11,142	13,391	24,533	(2,742)	1985 - 2017	2011 - 2022

Yoakum, Texas	1	-	2,325	22,099	-	-	2,325	22,099	24,424	(553)	1971	2022

All Other Texas	152	-	110,530	219,485	4,729	37,720	115,259	257,205	372,464	(39,751)	1920 - 2022	2012 - 2022
All Other Texas	58	(f)	57,371	110,327	3,405	14,918	60,776	125,245	186,021	(30,725)	1950 - 2018	2011 - 2022

Utah	10	-	19,300	31,266	403	3,870	19,703	35,136	54,839	(6,925)	1972 - 2021	2014 - 2021
Utah	5	(f)	6,282	13,773	109	796	6,391	14,569	20,960	(1,160)	1961 - 2013	2018 - 2021

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2022 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Vermont	5	-	1,747	2,230	4	354	1,751	2,584	4,335	(369)	1950 - 1997	2016 - 2022
Vermont	2	(f)	955	829	-	-	955	829	1,784	(410)	1983 - 1998	2014

Virginia	31	-	47,225	105,632	4,906	6,846	52,131	112,478	164,609	(8,749)	1921 - 2022	2011 - 2022
Virginia	15	(f)	8,750	15,019	106	585	8,856	15,604	24,460	(5,067)	1928 - 2008	2011 - 2019

Washington	11	-	14,178	31,693	144	1,396	14,322	33,089	47,411	(6,333)	1910 - 2004	2015 - 2021
Washington	11	(f)	24,332	18,031	1,570	5,239	25,902	23,270	49,172	(5,761)	1948 - 2009	2012 - 2021

West Virginia	12	-	10,486	24,861	-	846	10,486	25,707	36,193	(4,018)	1953 - 2007	2012 - 2022
West Virginia	11	(f)	9,341	8,572	-	-	9,341	8,572	17,913	(3,208)	1970 - 2009	2011 - 2020

Wisconsin	62	-	80,908	234,526	29,129	48,739	110,037	283,265	393,302	(43,119)	1911 - 2021	2015 - 2022
Wisconsin	27	(f)	18,568	71,421	4,287	4,032	22,855	75,453	98,308	(14,424)	1948 - 2022	2014 - 2022
Wisconsin	3	32,302	17,490	39,558	-	-	17,490	39,558	57,048	(11,592)	1966 - 1992	2016

Wyoming	3	-	962	3,634	-	3	962	3,637	4,599	(423)	1975 - 2009	2016 - 2022
Wyoming	4	(f)	5,572	6,539	5,743	6,060	11,315	12,599	23,914	(1,629)	1980 - 2022	2012 - 2021

	2,936	$140,976	$3,239,415	$6,942,675	$216,028	$800,779	$3,455,443	$7,743,454	$11,198,897	$(1,410,829)

(a)	As of December 31, 2022, we had investments in 3,058 single-tenant real estate property locations including 3,034 owned properties and 24 ground lease interests; 100 of our owned properties are accounted for as financing arrangements and 22 are accounted for as direct financing receivables and are excluded from the table above. Initial costs exclude intangible lease assets totaling $62.0 million.
(b)	The aggregate cost for federal income tax purposes is approximately $11,633.6 million.
(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020

Balance, beginning of year	$9,936,320	$8,866,666	$8,175,034
Additions
Acquisitions	1,333,088	1,300,142	834,023
Improvements	135,781	143,665	130,051
Deductions
Provision for impairment of real estate	(16,050)	(21,800)	(21,978)
Other	(8,750)	(12,876)	(11,184)
Cost of real estate sold	(181,492)	(312,418)	(212,818)
Reclasses to held for sale	—	(27,059)	(26,462)
Balance, end of year	$11,198,897	$9,936,320	$8,866,666

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020

Balance, beginning of year	$(1,134,007)	$(911,656)	$(711,176)
Additions
Depreciation expense	(304,588)	(262,566)	(238,853)
Deductions
Accumulated depreciation associated with real estate sold	19,016	25,434	23,031
Other	8,750	12,876	11,184
Reclasses to held for sale	—	1,905	4,158
Balance, end of year	$(1,410,829)	$(1,134,007)	$(911,656)

(e)	The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 30 to 40 years for buildings and improvements and is 15 years for land improvements.
(f)	Property is collateral for non-recourse debt obligations totaling $2.1 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital Corporation

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2022

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages	mortgages (c)
First mortgage loans:
Two movie theater properties located in North Carolina (a)	8.35%	(b)	Interest only	Balloon of $12.2 million	None	$12,161	$9,745
Two restaurant properties located in Indiana	10.00%	6/30/2023	Interest only	Balloon of $0.2 million	None	219	219
Three elementary school properties in California and Virginia	8.00%	12/31/2023	Interest only	Balloon of $70.8 million	None	70,775	71,198
Three metal tank manufacturing properties located in Illinois, Tennessee, and Texas	7.90%	12/31/2026	Principal & Interest	Balloon of $20.0 million	None	21,000	20,550
Two restaurant properties located in Louisiana	8.61%	7/1/2032	Principal & Interest	Balloon of $1.9 million	None	2,084	2,087
Five restaurant properties located in Mississippi	8.68%	7/1/2032	Principal & Interest	Balloon of $5.1 million	None	5,514	5,519
One restaurant property located in Montana	9.29%	11/1/2036	Principal & Interest	Balloon of $2.1 million	None	2,369	2,369
One textile manufacturer property in South Carolina	8.25%	10/1/2042	Principal & Interest	Balloon of $13.1 million	None	14,500	14,345
Ten car wash properties located in Nebraska, Pennsylvania, and Texas	8.25%	6/30/2051	Principal & Interest	Fully amortizing	None	24,204	24,026
Five restaurant properties located in Tennessee	8.25%	8/31/2053	Principal & Interest	Fully amortizing	None	3,549	3,536
One hunting and fishing property located in California	7.90%	5/31/2054	Principal & Interest	Balloon of $6.0 million	None	16,883	16,831
Three floral/nursery merchant wholesaler properties located in California	8.35%	11/30/2054	Principal & Interest	Fully amortizing	None	25,112	25,012
Three mortgage loans secured by one recreation property located in Colorado	9.35%	2/28/2055	Principal & Interest	Fully amortizing	None	30,396	30,682
13 restaurant properties in Florida, Kansas and Missouri	7.60%	8/31/2055	Principal & Interest	Fully amortizing	None	9,862	9,797
Three restaurant properties located in Ohio	8.45%	12/31/2055	Principal & Interest	Fully amortizing	None	2,991	2,986
One athletic club in Chicago, IL (a)	7.60%	1/31/2056	Principal & Interest	Fully amortizing	None	16,549	16,375
Leasehold interest in an amusement park property located in Ontario, Canada	9.89%	8/1/2056	Principal & Interest	Fully amortizing	None	22,097	21,979
One recreation property located in Utah	9.25%	12/11/2060	Principal & Interest	Fully amortizing	None	6,269	6,241
One family entertainment property located in Texas	8.25%	6/30/2062	Principal & Interest	Fully amortizing	None	4,531	4,509
Five family entertainment properties located in Texas	8.11%	6/30/2062	Principal & Interest	Fully amortizing	None	26,720	26,627
Three food processing properties in Idaho, Tennessee, and Wisconsin	8.00%	12/31/2062	Principal & Interest	Fully amortizing	None	27,890	27,787
						$345,675	$342,420

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
Balance, beginning of year	$342,317	$301,355	$202,557
Additions:
New mortgage loans (d)	68,912	75,666	132,542
Other: Capitalized loan origination costs	85	98	155
Deductions:
Collections of principal (e)	(69,279)	(32,046)	(32,151)
Other: Provisions for loan losses	503	(2,704)	(1,670)
Other: Amortization of loan origination costs	(118)	(52)	(78)
Balance, end of year	$342,420	$342,317	$301,355
(a)	Loan was on nonaccrual status as of December 31, 2022.
(b)	Loan matured prior to December 31, 2022 and the Company has been in negotiations with the borrower regarding a resolution.
(c)	The aggregate cost for federal income tax purposes is $346.5 million.
(d)	For the years ended December 31, 2022 and 2021, new mortgage loans includes $15.2 million and $19.8 million, respectively, of mortgage loans previously classified as deferred financing receivables.
(e)	For the years ended December 31, 2022, 2021 and 2020, collections of principal include non-cash principal collections aggregating $8.9 million, $30.8 million and $23.4 million, respectively, related to loan receivable transactions in which the Company acquired the underlying mortgaged property.

See report of independent registered public accounting firm.