Form 10-Q
period 2023-03-31
STORE CAPITAL LLC
filed 2023-05-15
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 1,125 units of equity outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital LLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	Successor	Predecessor
	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,669,596	$3,455,443
Buildings and improvements	9,231,726	7,743,454
Intangible lease assets	619,901	61,968
Total real estate investments	13,521,223	11,260,865
Less accumulated depreciation and amortization	(96,015)	(1,438,107)
	13,425,208	9,822,758
Operating ground lease assets	52,666	31,872
Loans and financing receivables, net	958,639	787,106
Net investments	14,436,513	10,641,736
Cash and cash equivalents	42,917	35,137
Other assets, net	74,102	158,097
Total assets	$14,553,532	$10,834,970

Liabilities and equity
Liabilities:
Credit facility	$361,000	$555,000
Unsecured notes and term loans payable, net	2,106,348	2,397,406
Secured term loan facility, net	1,446,658	—
Non-recourse debt obligations of consolidated special purpose entities, net	2,049,168	2,238,470
Intangible lease liabilities, net	146,068	—
Operating lease liabilities	50,414	36,873
Accrued expenses, deferred revenue and other liabilities	141,042	180,903
Total liabilities	6,300,698	5,408,652
Equity:
Members' equity	8,290,585	—
Predecessor common stock, $0.01 par value per share, 375,000,000 shares authorized, 282,684,998 shares issued and outstanding as of December 31, 2022	—	2,827
Capital in excess of par value	—	6,003,331
Distributions in excess of retained earnings	—	(609,361)
Accumulated deficit	(35,542)	—
Accumulated other comprehensive (loss) income	(2,209)	29,521
Total equity	8,252,834	5,426,318
Total liabilities and equity	$14,553,532	$10,834,970

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor
	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022
Revenues:
Rental revenues	$155,753	$75,008	$202,061
Interest income on loans and financing receivables	11,762	5,326	14,930
Other income	1,239	850	5,125
Total revenues	168,754	81,184	222,116
Expenses:
Interest	67,219	19,080	43,999
Property costs	2,080	1,348	4,241
General and administrative	9,226	5,679	17,016
Merger-related	—	895	—
Depreciation and amortization	95,603	27,789	72,639
Provisions for impairment	5,677	—	912
Total expenses	179,805	54,791	138,807
Other (loss) income:
(Loss) gain on dispositions of real estate	(213)	97	6,076
Loss on extinguishment of debt	(24,580)	—	—
Loss from non-real estate, equity method investments	—	—	(2,157)
(Loss) income before income taxes	(35,844)	26,490	87,228
Income tax (benefit) expense	(302)	703	206
Net (loss) income	$(35,542)	$25,787	$87,022

Net income per share of common stock
Basic		$0.09	$0.32
Diluted		$0.09	$0.32
Weighted average common shares outstanding:
Basic		282,238,151	275,003,273
Diluted		282,338,405	275,003,273

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)

	Successor	Predecessor
	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022
Net (loss) income	$(35,542)	$25,787	$87,022
Other comprehensive income (loss):
Unrealized (losses) gains on cash flow hedges	(517)	(10,531)	—
Cash flow hedge (gains) losses reclassified to interest expense	(1,692)	(894)	61
Total other comprehensive income (loss)	(2,209)	(11,425)	61
Total comprehensive (loss) income	$(37,751)	$14,362	$87,083

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statement of Members’ Equity

(unaudited)

(In thousands, except share and per share data)

	Successor
						Accumulated
						Other	Total
	Members' Units		Members' Equity		Accumulated	Comprehensive	Members’
	Common	Preferred	Common	Preferred	Deficit	(Loss) Income	Equity
Period from February 3, 2023 through March 31, 2023
Balance at February 3, 2023	—	—	$—	$—	$—	$—	$—
Members' contributions	1,000	125	8,351,845	125	—	—	8,351,970
Members' distributions	—	—	(50,000)	—	—	—	(50,000)
Net loss	—	—	—	—	(35,542)	—	(35,542)
Other comprehensive (loss) income	—	—	—	—	—	(2,209)	(2,209)
Non-cash distribution to members	—	—	(11,385)	—	—	—	(11,385)
Balance at March 31, 2023	1,000	125	$8,290,460	$125	$(35,542)	$(2,209)	$8,252,834

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

	Predecessor
				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Period from January 1, 2023 through February 2, 2023
Balance at December 31, 2022	282,684,998	$2,827	$6,003,331	$(609,361)	$29,521	$5,426,318
Net income	—	—	—	25,787	—	25,787
Other comprehensive income	—	—	—	—	(11,425)	(11,425)
Common stock issuance costs	—	—	—	—	—	—
Equity-based compensation	—	—	975	—	—	975
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—
Balance at February 2, 2023	282,684,998	$2,827	$6,004,306	$(583,574)	$18,096	$5,441,655

	Predecessor
				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	(Loss) Income	Equity
Three Months Ended March 31, 2022
Balance at December 31, 2021	273,806,225	$2,738	$5,745,692	$(602,137)	$(2,164)	$5,144,129
Net income	—	—	—	87,022	—	87,022
Other comprehensive income	—	—	—	—	61	61
Issuance of common stock, net of costs of $2,269	5,539,138	55	166,107	—	—	166,162
Equity-based compensation	439,314	3	3,065	81	—	3,149
Shares repurchased under stock compensation plan	(188,826)	—	(4,008)	(1,880)	—	(5,888)
Common dividends declared ($0.385 per share)	—	—	—	(107,644)	—	(107,644)
Balance at March 31, 2022	279,595,851	$2,796	$5,910,856	$(624,558)	$(2,103)	$5,286,991

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Successor	Predecessor
	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022
Operating activities
Net (loss) income	$(35,542)	$25,787	$87,022
Adjustments to net (loss) income:
Depreciation and amortization	93,011	27,789	72,639
Amortization of debt discounts, deferred financing costs and other noncash interest expense	15,882	715	2,161
Amortization of equity-based compensation	—	975	3,068
Provisions for impairment	5,677	—	912
Net loss (gain) on dispositions of real estate	213	(97)	(6,076)
Loss from non-real estate, equity method investments	—	—	2,157
Loss on extinguishment of debt	24,580	—	—
Noncash revenue and other	1,655	(77)	(1,945)
Changes in operating assets and liabilities:
Other assets	(1,726)	(2,876)	1,798
Accrued expenses, deferred revenue and other liabilities	423	7,164	(849)
Net cash provided by operating activities	104,173	59,380	160,887
Investing activities
Acquisition of and additions to real estate	(182,612)	(48,063)	(467,495)
Investment in loans and financing receivables	(15,044)	(82,112)	(45,721)
Collections of principal on loans and financing receivables	558	468	5,090
Proceeds from dispositions of real estate	6,906	682	52,109
Acquisition of STORE Capital Corporation	(10,547,219)	—	—
Net cash used in investing activities	(10,737,411)	(129,025)	(456,017)
Financing activities
Borrowings under credit facility	432,000	70,000	266,000
Repayments under credit facility	(71,000)	(25,000)	(37,000)
Borrowings under unsecured notes and term loans payable	800,000	40,000	—
Repayments under unsecured notes and term loans payable	(185,600)	—	—
Borrowings under secured term loan facility	1,957,750	—	—
Repayments under secured term loan facility	(515,000)	—	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(3,791)	(15,906)	(16,075)
Financing costs and prepayment penalties paid	(35,211)	(1,106)	(45)
Members' contributions	8,351,970	—	—
Members' distributions	(50,000)	—	—
Proceeds from the issuance of common stock	—	—	168,431
Stock issuance costs paid	—	—	(2,252)
Shares repurchased under stock compensation plans	—	—	(5,888)
Dividends paid	—	—	(106,686)
Net cash provided by financing activities	10,681,118	67,988	266,485
Net increase (decrease) in cash, cash equivalents and restricted cash	47,880	(1,657)	(28,645)
Cash, cash equivalents and restricted cash, beginning of period	—	39,804	70,049
Cash, cash equivalents and restricted cash, end of period	$47,880	$38,147	$41,404

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,917	$33,096	$39,340
Restricted cash included in other assets	4,963	5,051	2,064
Total cash, cash equivalents and restricted cash	$47,880	$38,147	$41,404

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$7,346	$—	$14,951
Accrued financing and stock issuance costs	50	—	17
Noncash distribution to members	11,385	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$48,830	$11,488	$40,084
Cash paid during the period for income and franchise taxes	246	20	100

See accompanying notes.

STORE Capital LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2023

1. Organization

STORE Capital Corporation was incorporated under the laws of Maryland on May 17, 2011 to acquire single-tenant operational real estate to be leased on a long-term, net basis to companies that operate across a wide variety of industries within the service, service-oriented retail and manufacturing sectors of the United States economy. From time to time, it also provided mortgage financing to its customers.

On November 21, 2014, the Company completed the initial public offering of its common stock. The shares traded on the New York Stock Exchange from November 18, 2014 through the Closing Date, as defined below, under the ticker symbol “STOR”.

On September 15, 2022, STORE Capital Corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and Oak Street Real Estate Capital, a division of Blue Owl Capital, Inc. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”) and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to “we,” “us,” “our,” the “Company,” or “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

STORE Capital Corporation elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its initial taxable year ended December 31, 2011. STORE Capital LLC has made an election to qualify, and believes it is operating in a manner to continue to qualify, as a REIT for federal income tax purposes beginning with its initial taxable year ended December 31, 2022. As a REIT, the Company will generally not be subject to federal income taxes to the extent that it distributes all of its taxable income to its members and meets other specific requirements.

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

These condensed consolidated statements include the accounts of STORE Capital Corporation and its subsidiaries for the periods prior to the Merger and the accounts of STORE Capital LLC and its subsidiaries for the period after the Merger. Subsidiaries of STORE Capital Corporation and STORE Capital LLC are wholly owned and controlled by the Company through its voting interests. One of the Company’s wholly owned subsidiaries, STORE

Capital Advisors, LLC, provides all of the general and administrative services for the day-to-day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non-recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest-bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long-term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At March 31, 2023 and December 31, 2022, these special purpose entities held assets totaling $12.9 billion and $9.5 billion, respectively, and had third-party liabilities totaling $3.8 billion and $2.4 billion, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

Accounting for the Merger

As further described in Note 8 to these condensed consolidated financial statements, the Merger was accounted for using the asset acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets purchased and the liabilities assumed. Direct transaction costs incurred by STORE Capital LLC as the acquirer and amounts transferred to reimburse STORE Capital Corporation for costs incurred as the acquiree to sell the business are included in the consideration transferred and capitalized as a component of the cost of the assets acquired. An assembled workforce intangible asset is recorded at the acquisition date if it is part of the asset group acquired. Goodwill is not recognized in an asset acquisition and consideration transferred in excess over the fair value of the net assets acquired, if any, is allocated on a relative fair value basis to the identifiable assets and liabilities.

As noted above, the condensed consolidated financial statements of STORE Capital LLC reflect the recording of assets and liabilities at fair value as of the date of the Merger. The Merger resulted in the termination of the prior reporting entity and a corresponding creation of a new reporting entity. Accordingly, the Company’s condensed consolidated financial statements and transactional records prior to the Closing Date, or February 3, 2023, reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor” while such records subsequent to the Closing Date are labeled “Successor” and reflect the fair value of assets acquired and liabilities assumed in the Company’s condensed consolidated financial statements. This change in reporting entity is represented in the condensed consolidated financial statements by a black line that appears between “Predecessor” and “Successor” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger are not comparable.

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

Segment Reporting

The FASB’s ASC Topic 280, Segment Reporting, established standards for the manner in which enterprises report information about operating segments. The Company views its operations as one reportable segment.

Investment Portfolio

STORE Capital invests in real estate assets through three primary transaction types as summarized below. At the beginning of 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC Topic 842”) which had an impact on certain accounting related to the Company’s investment portfolio.

●	Real Estate Investments – investments are generally made in one of two ways, either through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them, or through acquisitions from third-party sellers in connection with which a new lease is entered into with the tenant. Both approaches result in long-term leases which are generally classified as operating leases and, in both cases, the operators become the Company’s long-term tenants (its customers). In certain instances, the terms of the lease result in classification as a finance lease instead of an operating lease. Furthermore, certain of the lease contracts that are specifically associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which results in the transaction being accounted for as a financing arrangement, due to the Company’s adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating or finance lease.
●	Mortgage Loans Receivable – investments are made by issuing mortgage loans to the owner-operators of the real estate that serves as the collateral for the loans and the operators become long-term borrowers and customers of the Company. On occasion, the Company may also make other types of loans to its customers, such as equipment loans.
●	Hybrid Real Estate Investments – investments are made through modified sale-leaseback transactions, where the Company acquires land from the owner-operators, leases the land back through long-term leases and simultaneously issues mortgage loans to the operators secured by the buildings and improvements on the land. Prior to 2019, these hybrid real estate investment transactions were generally accounted for as direct financing leases. Subsequent to the adoption of ASC Topic 842, new or modified hybrid real estate investment transactions are generally accounted for as operating leases of the land and mortgage loans on the buildings and improvements.

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract that contains a purchase option, the Company accounts for such an acquisition as a financing arrangement and records the investment in loans and financing receivables on the condensed consolidated balance sheet; should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

The fair value of any above-market or below-market lease is estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place lease and management’s estimate of current market lease rates for the property, measured over a period equal to the remaining term of the lease. Capitalized above-market lease intangibles are amortized over the remaining term of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining term of the respective leases plus the contractual renewal periods on those leases, if any. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in operations.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long-term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of March 31, 2023 and December 31, 2022, the Company had $1.8 million and $46.9 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple-year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Direct costs incremental to successful lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. The Company periodically commits to fund the construction of new properties for its customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the Company’s leases are triple net, which means that the lessees are directly responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. For a few lease contracts, the Company collects property taxes from its customers and remits those taxes to governmental authorities. Subsequent to the adoption of ASC Topic 842, these property tax payments are presented on a gross basis as part of both rental revenues and property costs in the condensed consolidated statements of operations.

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

For the period from February 3, 2023 through March 31, 2023, the Company recognized aggregate provisions for the impairment of real estate of $1.3 million. For the assets impaired in 2023, the estimated aggregate fair value of the impaired real estate assets at the time of impairment was $6.8 million. No impairment of real estate was recognized during the period from January 1, 2023 through February 2, 2023. The Company recognized an aggregate provision for the impairment of real estate of $1.2 million during the three months ended March 31, 2022.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2023 and December 31, 2022, the Company had loans receivable with an aggregate outstanding principal balance of $33.8 million and $31.8 million, respectively, on nonaccrual status.

Sales-Type and Direct Financing Receivables – Classification, Cost and Revenue Recognition

Sales-type lease receivables are recorded at their net investment, determined as the present value of both the aggregate minimum lease payments and the estimated residual value of the leased property. Direct financing receivables include hybrid real estate investment transactions completed prior to 2019. The Company recorded the direct financing receivables at their net investment, determined as the aggregate minimum lease payments and the estimated residual value of the leased property less unearned income. The unearned income is recognized over the life of the related contracts so as to produce a constant rate of return on the net investment in the asset. Subsequent to the adoption of ASC Topic 842, existing direct financing receivables will continue to be accounted for in the same manner, unless the underlying contracts are modified.

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. For the period from February 3, 2023 through March 31, 2023, the Company recognized an estimated $4.4 million of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of operations. For the period from January 1, 2023 through February 2, 2023, no provisions for credit losses were recognized. For the three months ended March 31, 2022, the Company recognized an estimated $0.3 million net reduction of provisions for credit losses.

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

Many of these operating lease contracts include options for the Company to extend the lease; the option periods are included in the minimum lease term if it is reasonably likely the Company will exercise the option(s). Rental expense for the operating ground lease contracts is recognized in property costs on a straight-line basis over the lease term. Some of the contracts have contingent rent escalators indexed to future increases in the CPI and a few contracts have contingent rentals that are based on a percentage of the gross sales of the property; these payments are recognized in expense as incurred. The payment obligations under these contracts are typically the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with the respective tenants. As a result, the Company also recognizes sublease rental revenue on a straight-line basis over the term of the Company’s sublease with the tenant; the sublease income is included in rental revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money-market funds of a major financial institution, consisting predominantly of U.S. Government obligations.

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $5.0 million and $4.7 million of restricted cash at March 31, 2023 and December 31, 2022, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

Deferred Financing and Other Debt Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the condensed consolidated balance sheets. Costs paid to a lender as part of a debt issuance are recorded as a debt discount and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the condensed consolidated balance sheets. Financing costs related to the establishment of the Company's credit facility are deferred and amortized to interest expense over the term of the credit facility and are included in other assets, net, on the condensed consolidated balance sheets.

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

As of March 31, 2023, the Company had 11 interest rate swap agreements in place. Eight of the interest rate swap agreements have an aggregate notional amount of $800.0 million and are designated as cash flow hedges of the Company’s $800.0 million floating-rate bank term loan due in April 2027. Of these, one has a notional amount of $200.0 million and matures in April 2029 and seven, with an aggregate notional amount of $600.0 million, mature in April 2027. The remaining three interest rate swap agreements have a notional amount of $250.0 million each, or an aggregate notional amount of $750.0 million, and were designated as cash flow hedges of the Company's floating-rate secured term loan due in February 2025 which had an outstanding balance of $1.5 billion as of March 31, 2023 (Note 4). These interest rate swap agreements mature in August 2023, November 2023 and February 2024, respectively.

In May 2023, the Company entered into two interest rate swap agreements with an aggregate notional amount of $325.0 million (Note 4); these swaps were designated as cash flow hedges of the Company’s floating-rate unsecured revolving credit facility which matures in February 2027.

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

Share-based Compensation

Historically, directors and employees of the Company had been granted long-term incentive awards, including restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”), which provided such directors and employees with equity interests as an incentive to remain in the Company’s service and aligned their interests with those of the Company’s stockholders.

On February 3, 2023, we closed the Merger. Under the terms of the Merger Agreement, effective immediately prior to the merger effective time:

●	each outstanding award of restricted stock automatically became fully vested and all restrictions and repurchase rights thereon lapsed, with the result that all shares of common stock represented thereby were considered outstanding for all purposes under the merger agreement and received an amount in cash equal to $32.25 per share (the ‘Merger Consideration”), less required withholding taxes.
●	outstanding awards of performance-based RSUs automatically became earned and vested with (a) approximately 53% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2020, (b) approximately 50% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2021 and (c) approximately 33% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2022, and thereafter were cancelled and, in exchange therefor, each holder of any such cancelled vested performance-based RSUs ceased to have any rights with respect thereto, except the right to receive as of the merger effective time, in consideration for the cancellation of such vested performance unit and in settlement therefor, an amount in cash equal to the product of (1) the Merger Consideration and (2) the number of so-determined earned performance shares subject to such vested performance-based RSUs, without interest, less required withholding taxes. In addition, on the Closing Date, each holder of performance-based RSUs received an amount equivalent to all cash dividends that would have been paid on the number of so-determined earned shares of the Company’s common stock subject to such performance-based RSUs as if they had been issued and outstanding from the date of grant up to, and including, the merger effective time, less required withholding taxes.

In conjunction with the accelerated vesting of outstanding equity awards, the compensation expense for equity-based payments was $16.4 million which was presented “on-the-line” at the closing of the Merger.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax. It is still subject, however, to state and local income taxes and to federal income and excise tax on its undistributed income. Following the Merger, the Company's new ownership structure and status as a privately held REIT caused multiple state income tax jurisdictions to view the Company as a captive REIT. Within the jurisdictions where the Company is treated as a captive REIT, the dividends paid deduction may be disallowed, resulting in state income tax liabilities to which the Company was not previously subject when it was publicly traded.

STORE Investment Corporation is the Company’s wholly owned taxable REIT subsidiary (“TRS”) created to engage in non-qualifying REIT activities. The TRS is subject to federal, state and local income taxes.

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more-likely-than-not” threshold of being sustained by the applicable federal, state or local tax authority. Certain state tax returns filed for 2018 and tax returns filed for 2019 through 2022 are subject to examination by these jurisdictions. As of March 31, 2023, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at March 31, 2023 or December 31, 2022.

Net Income Per Common Share

Net income per common share has been computed for STORE Capital Corporation pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common shares, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per common share. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (dollars in thousands):

	Predecessor
	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022
Numerator:
Net income	$25,787	$87,022
Less: Earnings attributable to unvested restricted shares	(41)	(102)
Net income used in basic and diluted income per share	$25,746	$86,920
Denominator:
Weighted average common shares outstanding	282,684,998	275,463,866
Less: Weighted average number of shares of unvested restricted stock	(446,847)	(460,593)
Weighted average shares outstanding used in basic income per share	282,238,151	275,003,273
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	100,254	—
Weighted average shares outstanding used in diluted income per share	282,338,405	275,003,273
(a)	For the period from January 1, 2023 to February 2, 2023, excludes 197,026 shares, and for the three months ended March 31, 2022, excludes 144,661 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At March 31, 2023, STORE Capital had investments in 3,134 property locations representing 3,086 owned properties (of which 105 are accounted for as financing arrangements and 22 are accounted for as sales-type and direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 24 properties which secure mortgage loans. The gross investment portfolio totaled $14.38 billion at March 31, 2023 and consisted of real estate investments totaling $13.4 billion offset by intangible lease liabilities, totaling $148.7 million, loans and financing receivables with an aggregate carrying amount of $958.6 million and operating ground lease assets totaling $52.7 million. As of March 31, 2023, approximately 57% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non-recourse obligations of these special purpose entities (Note 4)

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the three months ended March 31, 2023, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Successor		Predecessor
	Number of	Dollar	Number of	Dollar
	Investment	Amount of	Investment	Amount of
	Locations	Investments	Locations	Investments
Gross investments, December 31, 2022			3,084	$12,079,843
Acquisition of and additions to real estate (a)			19	42,452
Investment in loans and financing receivables			1	82,112
Sales of real estate			(1)	(760)
Principal collections on loans and financing receivables			(2)	(468)
Net change in operating ground lease assets (c)				(125)
Other				4,430
Gross investments, February 2, 2023			3,101	$12,207,484
Gross investments, February 3, 2023	3,101	$14,201,731
Acquisition of and additions to real estate (b)	35	184,156
Investment in loans and financing receivables	2	15,044
Sales of real estate	(4)	(7,148)
Principal collections on loans and financing receivables	—	(558)
Net change in operating ground lease assets (c)		(139)
Provisions for impairment		(5,677)
Other		(3,541)
Gross investments, March 31, 2023 (d)		14,383,868
Less accumulated depreciation and amortization (d)		(93,423)
Net investments, March 31, 2023	3,134	$14,290,445
(a)	Excludes $5.2 million of tenant improvement advances disbursed from January 1, 2023 to February 2, 2023 which were accrued as of December 31, 2022.
(b)	Excludes $5.8 million of tenant improvement advances disbursed from February 3, 2023 to March 31, 2023 which were accrued as of February 2, 2023.
(c)	Represents amortization recognized on operating ground lease assets during the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through March 31, 2023.
(d)	Includes the below-market lease liabilities ($148.7 million) and the accumulated amortization ($2.6 million) of the liabilities recorded on the condensed consolidated balance sheets as intangible lease liabilities as of March 31, 2023.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Successor	Predecessor
	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022
Rental revenues:
Operating leases (a)	$153,339	$75,005	$201,892
Sublease income - operating ground leases (b)	348	234	703
Amortization of lease related intangibles and costs	2,066	(231)	(534)
Total rental revenues	$155,753	$75,008	$202,061

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$4,803	$2,434	$7,879
Sale-leaseback transactions accounted for as financing arrangements	4,897	2,444	5,327
Sales-type and direct financing receivables	2,062	448	1,724
Total interest income on loans and financing receivables	$11,762	$5,326	$14,930
(a)	For the period from February 3, 2023 through March 31, 2023, the period from January 1, 2023 through February 2, 2023 and the three months ended March 31, 2022, includes $508,000, $252,000 and $654,000, respectively, of property tax tenant reimbursement revenue and includes $129,000, $24,000 and $447,000, respectively, of variable lease revenue.
(b)	Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 592 customers who operate their businesses across 129 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at March 31, 2023 are service at 63%, service-oriented retail at 15% and manufacturing at 22%. Only one industry group, restaurants (11%), and only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2023. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at March 31, 2023, with the largest customer representing 2.6% of the total investment portfolio. On an annualized basis, as of March 31, 2023, the largest customer represented 2.7% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at March 31, 2023 was approximately 13.1 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2023, 15 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2023, are as follows (in thousands):

Remainder of 2023	$697,269
2024	923,579
2025	919,947
2026	913,541
2027	901,628
2028	881,686
Thereafter	6,788,224
Total future minimum rentals (a)	$12,025,874
(a)	Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	Successor	Predecessor
	March 31,	December 31,
	2023	2022
In-place leases	$581,884	$42,519
Ground lease-related intangibles	—	19,449
Above-market leases	38,017	—
Total intangible lease assets	619,901	61,968
Accumulated amortization	(9,544)	(27,278)
Net intangible lease assets	$610,357	$34,690

Aggregate lease intangible asset amortization included in expense was $9.0 million, $0.3 million and $0.9 million during the period from February 3, 2023 through March 31, 2023, the period from January 1, 2023 through February 2, 2023 and the three months ended March 31, 2022, respectively. The amount amortized as a decrease to rental revenue for capitalized above-market lease intangibles was $0.5 million during the period from February 3, 2023 through March 31, 2023. For both the period from January 1, 2023 through February 2, 2023 and the three months ended March 31, 2022, there was no amortization of above-market lease intangibles.

Based on the balance of the intangible assets at March 31, 2023, the aggregate amortization expense is expected to be $40.3 million for the remainder of 2023, $52.3 million in 2024, $51.0 million in 2025, $49.4 million in 2026, $47.6 million in 2027, $45.1 million in 2028 and $287.2 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $2.3 million for the remainder of 2023, $2.9 million in 2024, $2.8 million in 2025, $2.8 million in 2026, $2.8 million in 2027, $2.6 million in 2028 and $21.3 million thereafter. The weighted average remaining amortization period is approximately 13 years for the in-place lease intangibles and approximately 15 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands) as of March 31, 2023. There were no intangible lease liabilities as of December 31, 2022.

Successor
March 31,
2023
Below-market leases	$148,660
Accumulated amortization	(2,592)
Net intangible lease liabilities	$146,068

Lease intangible liabilities are amortized as an increase to rental revenue. For the three months ended March 31, 2023, amortization was $2.6 million. Based on the balance of the intangible liabilities at March 31, 2023, the amortization included in rental revenue is expected to be $5.7 million for the remainder of 2023, $8.9 million in 2024, $8.9 million in 2025, $8.8 million in 2026 and $8.7 million in 2027, $8.4 million in 2028 and $96.7 million thereafter. The weighted average remaining amortization, including extension periods, is approximately 24 years.

Operating Ground Lease Assets

As of March 31, 2023, STORE Capital had operating ground lease assets aggregating $52.7 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $571,000, $273,000 and $755,000 during the period from February 3, 2023 through March 31, 2023, the period from January 1, 2023 through February 2, 2023 and the three months ended March 31, 2022, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $348,000, $234,000 and $703,000 for the period from February 3, 2023 through March 31, 2023, the period from January 1, 2023 through February 2, 2023 and the three months ended March 31, 2022, respectively.

The future minimum lease payments to be paid under the operating ground leases as of March 31, 2023 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2023	$185	$2,103	$2,288
2024	55	2,711	2,766
2025	57	2,725	2,782
2026	57	2,731	2,788
2027	57	2,731	2,788
2028	57	2,761	2,818
Thereafter	3,316	100,262	103,578
Total lease payments	3,784	116,024	119,808
Less imputed interest	(3,020)	(70,565)	(73,585)
Total operating lease liabilities - ground leases	$764	$45,459	$46,223
(a)	STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $116.0 million commitment, $79.6 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

			Successor	Predecessor
	Interest	Maturity	March 31,	December 31,
Type	Rate (a)	Date	2023	2022
Three mortgage loans receivable	8.05%	2023 - 2026	$101,364	$104,069
Three mortgage loans receivable	8.81%	2032 - 2036	9,954	9,967
Seventeen mortgage loans receivable (b)	8.46%	2042 - 2062	237,774	231,639
Total mortgage loans receivable			349,092	345,675
Equipment and other loans receivable	7.98%	2023 - 2036	14,121	15,842
Total principal amount outstanding—loans receivable			363,213	361,517
Unamortized loan origination costs			—	1,011
Unamortized loan premium			10,177	—
Sale-leaseback transactions accounted for as financing arrangements (c)	7.58%	2034 - 2048	448,867	369,604
Sales-type and direct financing receivables			140,759	60,899
Allowance for credit and loan losses (d)			(4,377)	(5,925)
Total loans and financing receivables			$958,639	$787,106
(a)	Represents the weighted average interest rate as of the balance sheet date.
(b)	Four of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)	In accordance with ASC Topic 842, represents sale-leaseback transactions and accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2048 and the purchase options expire between 2024 and 2042.
(d)	Balance includes $4.4 million of credit losses recognized during the period from February 3, 2023 through March 31, 2023.

Loans Receivable

At March 31, 2023, the Company held 36 loans receivable with an aggregate carrying amount of $371.4 million. Twenty-three of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 11 of the mortgage loans are subject to increases over the term of the loans. Three of the mortgage loans are shorter-term loans (maturing prior to 2027) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2023	$1,921	$88,709	$90,630
2024	2,264	—	2,264
2025	2,071	—	2,071
2026	2,045	20,371	22,416
2027	1,767	548	2,315
2028	1,930	—	1,930
Thereafter	211,735	29,852	241,587
Total principal payments	$223,733	$139,480	$363,213

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of March 31, 2023 and December 31, 2022, the Company had $448.9 million and $369.6 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of March 31, 2023, were as follows (in thousands):

Remainder of 2023	$22,925
2024	30,694
2025	30,863
2026	30,987
2027	31,120
2028	31,262
Thereafter	349,049
Total future scheduled payments	$526,900

Sales-Type and Direct Financing Receivables

As of March 31, 2023 and December 31, 2022, the Company had $140.8 million and $60.9 million, respectively, of investments accounted for as sales-type leases and as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	Successor	Predecessor
	March 31,	December 31,
	2023	2022
Minimum lease payments receivable	$332,733	$119,839
Estimated residual value of leased assets	8,898	6,889
Unearned income	(200,872)	(65,829)
Net investment	$140,759	$60,899

As of March 31, 2023, the future minimum lease payments to be received under the sales-type and direct financing lease receivables are expected to be $9.8 million for the remainder of 2023, average approximately $13.4 million for each of the next five years and $256.1 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of March 31, 2023, $230.7 million of loans and financing receivables were categorized as investment grade and $722.1 million were categorized as non-investment grade. During the period from February 3, 2023 through March 31, 2023, there were $4.4 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off. There were no provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off in the period from January 1, 2023 through February 2, 2023.

As of March 31, 2023, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $14.6 million in 2023, $14.8 million in 2022, $46.5 million in 2021, none in 2020, $141.8 million in 2019 and $13.0 million prior to 2019. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $82.7 million in 2023, $148.6 million in 2022, $68.4 million in 2021, $91.2 million in 2020, $143.3 million in 2019 and $187.9 million prior to 2019.

4. Debt

Credit Facility

In connection with the completion of the Merger on February 3, 2023, the Company repaid all amounts outstanding and terminated, the previous revolving credit facility agreement. At the time of repayment, the outstanding balance on the previous unsecured revolving credit facility was $600.0 million. Concurrently, the Company entered into a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which initially provided for a senior unsecured revolving credit facility of up to $500.0 million (the “Unsecured Revolving Credit Facility”) and an unsecured, variable-rate term loan which is discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. In March 2023, the Company entered into an amendment of the Unsecured Credit Agreement which increased the Unsecured Revolving Credit Facility by $150.0 million to an immediate borrowing availability of $650.0 million. The facility matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At March 31, 2023, the Company had $361.0 million of borrowings outstanding on the facility.

Borrowings under the facility require monthly payments of interest at a rate selected by the Company of either (1) SOFR plus an adjustment of 0.10% plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on our consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.1% and the facility fee is 0.20%. In May 2023, the Company entered into two interest rate swap agreements with an aggregate notional amount of $325.0 million that effectively convert a portion of the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.524%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $6.1 billion at March 31, 2023. The facility is recourse to the Company and, as of March 31, 2023, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $2.5 billion.

At March 31, 2023 and December 31, 2022, unamortized financing costs related to the Company’s credit facility totaled $7.1 million and $2.6 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

Prior to the Merger, the Company completed four public offerings of ten-year unsecured notes (“Public Notes”). In March 2018, February 2019 and November 2020, the Company completed public offerings of $350.0 million each in aggregate principal amount. In November 2021, the Company completed a public offering of $375.0 million in aggregate principal amount. The Public Notes have coupon rates of 4.50%, 4.625%, 2.75% and 2.70%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes, May and November of each year for the 2020 Public Notes, and June and December of each year for the 2021 Public Notes.

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of March 31, 2023, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). In November 2022, the Company repaid its $75.0 million Series A senior unsecured notes at maturity which bore an interest rate of 4.95%. Upon completion of the Merger and pursuant to the NPAs, the Company was required to offer to prepay the remaining $300.0 million in outstanding aggregate principal amounts of Notes. Following the closing of the repurchase offer period in March 2023, the Company repurchased $185.6 million in aggregate principal amounts of such Notes. The Company recognized $4.8 million of accelerated amortization of debt discounts as a result of the repurchases which is included in the loss on extinguishment of debt on the condensed consolidated statements of operations. At March 31, 2023, the Company had $114.4 million of Notes outstanding.

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

The NPAs contain a number of financial covenants that are similar to the Company’s Unsecured Revolving Credit Facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2023, the Company was in compliance with its covenants under the NPAs.

In April 2022, the Company entered into a term loan agreement under which the Company borrowed an aggregate $600.0 million of floating-rate, unsecured term loans; the loans consisted of a $400.0 million five-year loan and a $200.0 million seven-year loan (“April 2022 Term Loans”). On February 3, 2023, in connection with the completion of the Merger, the Company repaid all indebtedness, liabilities and other obligations outstanding under, and terminated, the April 2022 Term Loans. At the time of repayment, the aggregate borrowings under the April 2022 Term Loans were $600.0 million. The Company also incurred a $0.7 million prepayment penalty at the time of repayment which is included in the loss on extinguishment of debt on the condensed consolidated statements of operations.

In December 2022, the Company entered into a term loan agreement with a total initial commitment of $100.0 million of unsecured, floating-rate, short-term term borrowings (the “December 2022 Term Loan”) The December 2022 Term Loan matured at the earlier of March 31, 2023 or the consummation of the Merger. The term loan agreement included an incremental borrowing feature that allowed the Company to request up to an additional $100.0 million of term borrowings after December 31, 2022. In connection with the completion of the Merger, on February 3, 2023, the Company repaid $130.0 million of outstanding borrowings on the December 2022 Term Loan at maturity.

As discussed above, in connection with the completion of the Merger, the Company entered into the Unsecured Credit Agreement, which provided for the Company’s Unsecured Revolving Credit Facility, as discussed above, and an unsecured, variable-rate term loan with initial borrowings of $600.0 million (the “Unsecured Term Loan”). In March 2023, the Company entered into an amendment to the Unsecured Credit Agreement which provided for an increase to the Unsecured Term Loan in an amount of $200.0 million for total term loan borrowings of $800.0 million.

The Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. At March 31, 2023, the spread applicable to the Company was 1.25%. Seven of the Company’s cash flow hedges, with an aggregate notional amount of $600.0 million were redesignated as cash flow hedges of the Unsecured Term Loan and effectively convert the initial $600.0 million of borrowings to a fixed rate of 3.88% for the remaining term of the loan. In connection with the amendment, the Company entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the incremental borrowings to a fixed interest rate of 5.17% for the remaining term of the loan.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of March 31, 2023, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

				Successor	Predecessor
	Maturity	Interest		March 31,	December 31,
	Date	Rate		2023	2022
Notes Payable:
Series B issued November 2015	Nov. 2024	5.24%		32,400	100,000
Series C issued April 2016	Apr. 2026	4.73%		82,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%		350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%		350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%		350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%		375,000	375,000
Total notes payable				1,539,400	1,725,000
Term Loans:
Term Loan issued December 2022				—	90,000
Term Loan issued April 2022				—	400,000
Term Loan issued April 2022				—	200,000
Term Loan issued February 2023 (a)	Apr. 2027	4.2042	% (b)	800,000	—
Total term loans				800,000	690,000
Unamortized discount				(224,514)	(4,113)
Unamortized deferred financing costs				(8,538)	(13,481)
Total unsecured notes and term loans payable, net				$2,106,348	$2,397,406
(a)	Term loan was issued in February 2023 with initial borrowings of $600.0 million and amended in March 2023 to increase the total term loan borrowings to $800.0 million.
(b)	Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable spread which was 1.25% at March 31, 2023. The Company has entered into eight interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of March 31, 2023.

Secured Term Loan Facility, net

On February 3, 2023, in connection with the completion of the Merger, the Company and certain of its consolidated special purpose entities entered into a credit agreement (the “Credit Agreement”) which provided for a secured term loan of $2.0 billion (the “Secured Term Loan Facility”). The Secured Term Loan Facility matures in February 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.25% extension fee.

Borrowings outstanding under the Secured Term Loan Facility require monthly payments of interest at a floating-rate equal to one-month Term SOFR, plus a spread of 2.75%. Upon repayment of the Secured Term Loan Facility, the Company is subject to a 1% exit fee of the amount repaid.

In March 2023, the Company paid down $515.0 million in aggregate principal amount of indebtedness under the Credit Agreement. In conjunction with the paydown, the Company paid a $5.2 million exit fee and recognized $3.5 million and $10.4 million of accelerated amortization of deferred financing costs and debt discounts, respectively, associated with the repayment. The exit fee and accelerated amortization are included in the loss on extinguishment of debt on the condensed consolidated statements of operations.

In connection with entering into the Secured Term Loan Facility, the Company entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively converted a portion of the borrowings to a fixed interest rate of 7.60%.

The Secured Term Loan Facility is secured by a collateral pool of properties owned by consolidated special purpose entities of the Company and is generally non-recourse to the Company, subject to certain customary limited exceptions. Collateral may be released upon repayments made on the Secured Term Loan Facility. As of March 31, 2023, the aggregate collateral pool securing the Secured Term Loan Facility was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.5 billion.

The consolidated special purpose entities and the Company are subject to certain restrictive covenants under the Credit Agreement, including with respect to the type of business they may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The Credit Agreement permits substitution of real estate collateral from time to time for assets securing the Secured Term Loan Facility, subject to certain conditions and limitations. The Secured Term Loan Facility is guaranteed by the Company.

The Company’s secured term loan facility is summarized below (dollars in thousands):

				Successor
	Maturity	Interest		March 31,
	Date	Rate		2023
Secured Term Loan Facility
Secured Term Loan issued February 2023	Feb. 2025	7.5078	% (a)	1,485,000
Unamortized discount				(28,756)
Unamortized deferred financing costs				(9,586)
Total secured term loan facility, net				$1,446,658
a)	Loan is a floating-rate loan which resets at one-month Term SOFR + an adjustment of 0.10% + the applicable spread which was 2.75% at March 31, 2023. The Company has entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively convert a portion of the borrowings to a fixed interest rate of 7.60%.

Non-recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non-recourse net-lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non-amortizing notes. The Company has retained the Class B notes which aggregate $190.0 million at March 31, 2023.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of March 31, 2023, the aggregate collateral pool securing the net-lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $4.4 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $288.6 million at March 31, 2023.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

			Successor	Predecessor
	Maturity	Interest	March 31,	December 31,
	Date	Rate	2023	2022
Non-recourse net-lease mortgage notes:
$150,000 Series 2018-1, Class A-1	Oct. 2024 (b)	3.96%	$140,177	$140,552
$50,000 Series 2018-1, Class A-3	Oct. 2024 (b)	4.40%	48,292	48,417
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%	259,313	259,650
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%	174,751	175,861
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%	78,078	78,180
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%	45,233	45,291
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%	119,448	120,182
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%	213,068	213,638
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%	158,397	158,807
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%	167,026	167,236
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%	88,221	88,333
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%	167,026	167,236
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%	88,221	88,333
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%	232,329	232,634
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%	133,733	133,903
Total non-recourse net-lease mortgage notes			2,113,313	2,118,253
Non-recourse mortgage notes:
$6,944 notes issued March 2013 (a)		4.50%	—	5,103
$11,895 note issued March 2013 (a)		4.7315%	—	8,935
$17,500 note issued August 2013	Sept. 2023 (d)	5.46%	13,565	13,701
$10,075 note issued March 2014	Apr. 2024 (d)	5.10%	8,547	8,602
$65,000 note issued June 2016	Jul. 2026 (d)	4.75%	57,650	57,980
$41,690 note issued March 2019	Mar. 2029 (e)	4.80%	40,493	40,662
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (d)	4.64%	5,964	5,993
Total non-recourse mortgage notes			126,219	140,976
Unamortized discount			(190,364)	(395)
Unamortized deferred financing costs			—	(20,364)
Total non-recourse debt obligations of consolidated special purpose entities, net			$2,049,168	$2,238,470
(a)	Mortgage notes were repaid, without penalty, in January 2023
(b)	Prepayable, without penalty, 24 months prior to maturity.
(c)	Prepayable, without penalty, 36 months prior to maturity.
(d)	Prepayable, without penalty, three months prior to maturity.
(e)	Prepayable, without penalty, four months prior to maturity.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of March 31, 2023, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $3.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of March 31, 2023, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2023	$16,872	$13,343	$30,215
2024	21,908	226,198	248,106
2025	19,777	1,741,613	1,761,390
2026	17,728	414,142	431,870
2027	9,221	1,260,472	1,269,693
2028	4,711	598,595	603,306
Thereafter	22,097	1,697,255	1,719,352
	$112,314	$5,951,618	$6,063,932

5. Equity

Stockholders’ Equity (Predecessor)

In November 2020, the Company established its fifth “at the market” equity distribution program, or ATM program, pursuant to which, from time to time, it could offer and sell up to $900.0 million of registered shares of common stock through a group of banks acting as its sales agents (the “2020 ATM Program”). For the period from January 1, 2023 to February 2, 2023, there were no common stock issuances under the 2020 ATM Program. Upon closing of the Merger, on February 3, 2023, the 2020 ATM Program was terminated.

Pursuant to the terms and conditions of the Merger Agreement, at or immediately prior to, as applicable, the effective time of the Merger, each share of common stock of the Company, par value $0.01 per share (“Common Stock”), other than shares of Common Stock held by STORE Capital, the Parent Parties or any of their respective wholly-owned subsidiaries, issued and outstanding immediately prior to the merger effective time, was automatically cancelled and converted into the right to receive an amount in cash equal to the Merger Consideration, without interest.

Members’ Equity (Successor)

In connection with the Merger, the Company issued 1,000 common units (“Common Units”) to its members for an aggregate cash amount of $8.3 billion. Prior to the Merger, Ivory REIT, LLC issued 125 Series A Preferred Units (the “Preferred Units”) for an aggregate cash amount of $125,000. The issuance of the Preferred Units was made through a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

In accordance with the Company’s operating agreement, members holding Preferred Units (“Preferred Members”) receive distributions bi-annually and Members holding Common Units (“Common Members”) may receive distributions monthly. Common Members may be subject to capital calls. Except for their initial capital contribution, no Preferred Members may make any additional capital contributions. Additionally, no Preferred Member has the right to demand a withdrawal, reduction or return of its capital contributions or receive interest thereon.

The Preferred Units rank senior to the Common Units of the Company and to all other membership interests and equity securities issued by the Company with respect to distribution and redemption rights and rights upon liquidation, dissolution or winding up of the Company.

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of March 31, 2023, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $138.3 million, of which $114.0 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has employment agreements with each of its executive officers that provide for minimum annual base salaries and annual cash incentive compensation based on the satisfactory achievement of reasonable performance criteria and objectives to be adopted by the Company’s Board of Directors each year. In the event an executive officer’s employment terminates under certain circumstances, the Company would be liable for cash severance and continuation of healthcare benefits under the terms of the employee agreements.

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2023, the fair value of the Company’s derivative instruments was an asset of $21.2 million and a liability of $3.4 million. The derivative assets are included in other assets, net, and the derivative liabilities are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets. At December 31, 2022, the aggregate fair value of the Company’s derivative instruments was an asset of $31.4 million.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at March 31, 2023 and December 31, 2022. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and tenant deposits. Generally, these assets and liabilities are short-term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the current carrying values of its fixed-rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2023, these debt obligations had an aggregate carrying value of $5.6 billion and an estimated fair value of $5.5 billion. At December 31, 2022, these debt obligations had an aggregate carrying value of $4.6 billion and an estimated fair value of $4.1 billion.

8. Merger

On February 3, 2023, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. As a result of the Merger and subsequent delisting of the Company’s Common Stock from the New York Stock Exchange, the common equity of the Company is no longer publicly traded.

Consideration and Purchase Price Allocation

The Merger was accounted for using the asset acquisition method of accounting in accordance with ASC Topic 805 which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets acquired and the liabilities assumed. The following table summarizes the total consideration transferred in the purchase of STORE Capital Corporation (amounts in thousands):

Consideration Type
Cash paid to former shareholders and equity award holders	$9,142,744
Extinguishment of historical debt	1,331,698
Capitalized transaction costs	110,924
Total consideration	$10,585,366

The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed (amounts in thousands):

Assets acquired:
Land and improvements	$3,620,509
Buildings and improvements	9,105,004
Intangible lease assets	620,034
Operating ground lease assets	52,805
Loans and financing receivables	952,039
Cash and cash equivalents	33,096
Other assets	71,209
Total assets acquired	14,454,696
Liabilities assumed:
Unsecured notes and term loans payable	1,725,000
Non-recourse debt obligations of consolidated special purpose entities	2,243,323
Below market value of debt	(430,908)
Intangible lease liabilities	148,660
Operating lease liabilities	50,516
Other liabilities	132,739
Total liabilities assumed	3,869,330
Fair value of net assets acquired	$10,585,366

Fair Value Measurement

The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the Closing Date. The methodology used to estimate the fair values to apply purchase accounting and the ongoing financial statement impact, if any, are summarized below.

●	Real estate investments, including sale-leaseback transactions accounted for as financing arrangements, investments in sales-type leases and direct financing receivables – the Company engaged third party valuation specialists to calculate the fair value of the real estate acquired by the Company using standard valuation methodologies, including the cost and market approaches. The remaining useful lives for real estate assets, excluding land, were reset based on the effective age of an asset compared to its overall average life, as determined by the valuation specialists.
●	Intangible lease assets and liabilities – the Company engaged third party valuation specialists to calculate the fair value of in-place lease assets based on estimated costs the Company would incur to replace the lease. In-place lease assets are amortized to expense over the remaining life of the lease. Above-market lease assets and below-market lease liabilities were recorded at the discounted difference between the contractual cash flows and the market cash flows for each lease using a market-based, risk related discount rate. Above-market and below-market lease assets and liabilities are amortized as a decrease and increase to rental revenue, respectively, over the remaining life of the lease.
●	Operating ground lease assets and liabilities – the Company engaged third party valuation specialists to calculate the fair value of operating ground lease assets and liabilities based on the present value of future lease payments and an adjustment for the off-market component by comparing market to contract rent.
●	Loans receivable – the Company engaged third party valuation specialists to calculate the fair value of loans receivable based on the net present value of future payments to be received discounted at a market rate. The above-market value of the loans receivable is recorded as a loan premium and reported as an increase of the related loan balance on the condensed consolidated balance sheets. The premium is amortized as a decrease to interest income over the remaining term of the loan receivable.
●	Assumed debt – the Company engaged third party valuation specialists to calculate the fair value of the outstanding debt assumed using standard valuation methodology, including the market approach. The below-market value of debt is recorded as a debt discount and reported as a reduction of the related debt balance on the condensed consolidated balance sheets. The discount is amortized as an increase to interest expense over the remaining term of the related debt instrument.
●	Other assets and liabilities – the carrying values of cash, restricted cash, accounts receivable, prepaids and other assets, accounts payable, accrued expenses and other liabilities represented the fair values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “the Company,” or “STORE Capital,” are references to STORE Capital Corporation, a Maryland corporation, prior to, and to STORE Capital LLC, a Delaware limited liability company, upon and following the completion of the Merger, as defined below, unless we specifically state otherwise or the context indicates otherwise.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 22, 2023.

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

The Merger

On September 15, 2022, STORE Capital Corporation, a Maryland corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and Oak Street Real Estate Capital, a division of Blue Owl Capital, Inc. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”) and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to “we,” “us,” “our,” the “Company,” or “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

Following the Merger, we are a Delaware limited liability company organized as an internally managed real estate investment trust, or REIT. As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all our taxable income to our members and meet other requirements.

For the periods prior to the Merger, we present the results of operations for STORE Capital Corporation and its wholly owned subsidiaries (the “Predecessor”). For the periods after the Merger, we present the results of operations for STORE Capital LLC and its wholly owned subsidiaries (the “Successor”). The three months ended March 31, 2023 (the “Combined Quarterly Period”) include the results of operations for the Predecessor during the period of January 1, 2023 through February 2, 2023 and the results of operations for the Successor during the period February 3, 2023 through March 31, 2023.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of March 31, 2023, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, in order to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of March 31, 2023, our investment portfolio stood at approximately $14.3 billion, consisting of investments in 3,134 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding and terminated our previous revolving credit facility agreement. Concurrently, we entered into a new unsecured credit agreement with a group of lenders, which initially provided for a senior unsecured revolving credit facility of up to $500.0 million. In March 2023, we entered into an amendment which increased the unsecured revolving credit facility by $150.0 million to an immediate borrowing availability of $650.0 million.

The current facility is scheduled to mature in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on our consolidated total leverage ratio as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on our consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.1% and the facility fee is 0.20%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. In May 2023, we entered into two interest rate swap agreements with an aggregate notional amount of $325.0 million that effectively convert a portion of the outstanding borrowings on the unsecured revolving credit facility to an all-in fixed rate of 4.524%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated to approximately $6.1 billion at March 31, 2023. The facility is recourse to us, and, as of March 31, 2023, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

Upon completion of the Merger, our public senior unsecured notes were assumed by STORE Capital LLC and as of March 31, 2023, we had an aggregate principal amount of $1.4 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2023, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. The financial covenants of the privately placed notes are similar to our current unsecured revolving credit facility, and, as of March 31, 2023, we were in compliance with these covenants. Upon completion of the Merger, the unsecured private notes were assumed by STORE Capital LLC and we were required to offer to repurchase the remaining $300.0 million in aggregate principal amount of such privately placed notes. Following the closing of the repurchase offer period, in March 2023, we repurchased $185.6 million in aggregate principal amounts of such notes and recognized $4.8 million of accelerated amortization of debt discounts associated with the repurchase which is recorded as loss on extinguishment of debt on the condensed consolidated statements of operations. As of March 31, 2023, we had an aggregate principal amount of $114.4 million of privately placed notes outstanding.

In April 2022, we entered into a term loan agreement under which we borrowed an aggregate $600.0 million of floating-rate, unsecured term loans; the loans consisted of a $400.0 million five-year loan and a $200.0 million seven-year loan. In December 2022, we entered into a term loan agreement with an initial commitment of $100.0 million of unsecured, floating-rate, short-term borrowings and an incremental borrowing feature that allowed us to request up to an additional $100.0 million of term loan borrowings after December 31, 2022.

In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding and terminated both April 2022 term loans; we also paid a $0.7 million prepayment penalty at the time of repayment which is recorded as loss on extinguishment of debt on the condensed consolidated statements of operations. In addition, we repaid $130.0 million of outstanding borrowings on the December 2022 term loan at maturity. Concurrently, on February 3, 2023, we entered into an unsecured credit agreement with a group of lenders which provided for an unsecured, variable-rate term loan with initial borrowings of $600.0 million. In March 2023, we entered into an incremental amendment to the unsecured credit agreement, which provides for an increase to the term loan in an amount of $200.0 million.

The term loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. As of March 31, 2023, our spread was 1.25%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. Our seven existing cash flow hedges were redesignated to the new term loan and effectively convert the initial borrowings of $600.0 million on the variable-rate term loan to a fixed rate of 3.88% for the remaining term of the loan. In connection with the amendment, we entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the incremental borrowings to a fixed interest rate of 5.17% for the remaining term of the loan.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $2.3 billion as of March 31, 2023.

Secured Term Loan Facility

On February 3, 2023, in connection with the completion of the Merger, we along with certain of our consolidated special purpose entities entered into a credit agreement which provided for a secured term loan of $2.0 billion. The Secured Term Loan Facility matures in February 2025 and includes two six-month extension options, subject to certain conditions and the payment of a 0.25% extension fee.

Borrowings outstanding under the secured term loan facility require monthly payments of interest at a floating-rate equal to one-month Term SOFR, plus a spread of 2.75%. Upon repayment of the secured term loan facility, we are subject to a 1% exit fee. In connection with entering into the secured term loan facility, we entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively converted a portion of the borrowings on the secured facility to a fixed interest rate of 7.60%.

In March 2023, we paid down $515.0 million in aggregate principal amount of indebtedness under the credit agreement. In conjunction with the paydown, we paid a $5.2 million exit fee and recognized $3.5 million and $10.4 million of accelerated amortization of deferred financing costs and debt discounts, respectively, associated with the repayment. The exit fee and accelerated amortization are recorded as a loss on extinguishment of debt on the condensed consolidated statements of operations.

The secured term loan facility is secured by a collateral pool of properties owned by our consolidated special purpose entities and is generally non-recourse to us, subject to certain customary limited exceptions. Collateral may be released upon repayments made on the secured term loan facility. As of March 31, 2023, the aggregate collateral pool securing the secured term loan facility was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $3.5 billion.

We, along with our consolidated special purpose entities, are subject to certain restrictive covenants under the credit agreement, including with respect to the type of business they may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The credit agreement permits substitution of real estate collateral from time to time for assets securing the secured term loan facility, subject to certain conditions and limitations. The secured term loan facility is guaranteed by the Company.

Non-recourse Secured Debt

As of March 31, 2023, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes generally represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or A+ by S&P Global Ratings.

The aggregate outstanding principal amount of our secured mortgage notes payable was $2.2 billion as of March 31, 2023.

Debt Summary

As of March 31, 2023, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.1 billion, a weighted average maturity of 4.8 years and a weighted average interest rate of just over 4.75%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2023:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,113	$4,425	$—	$4,425
Other mortgage notes payable	126	289	—	289
Total non-recourse debt	2,239	4,714	—	4,714
Secured term loan facility	1,485	3,509	—	3,509
Total secured debt	3,724	8,223	—	8,223
Unsecured notes and term loans payable	2,339	—	—	—
Unsecured revolving credit facility	361	—	—	—
Total unsecured debt (including revolving credit facility)	2,700	—	—	—
Unencumbered real estate assets	—	4,669	1,492	6,161
Total debt	$6,424	$12,892	$1,492	$14,384

Our decision to use either senior unsecured term debt, STORE Master Funding or other non-recourse traditional mortgage loan borrowings depends on our view of the most strategic blend of unsecured versus secured debt that is needed to maintain our targeted level of overall corporate leverage, as well as on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of our real estate assets. Our acquisition of real estate assets will increase our financial flexibility by providing us with additional assets that can support senior unsecured financing or that can serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and equity capital raises from our members.

For additional details and terms regarding these debt instruments, see Note 4 to the March 31, 2023 unaudited condensed consolidated financial statements.

Equity

STORE Capital Corporation historically accessed the equity markets in various ways. As part of these efforts, we established “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, we could offer and sell registered shares of our common stock through a group of banks acting as our sales agents. Most recently, in November 2020, we established a $900.0 million ATM program (the “2020 ATM Program”). For the period from January 1, 2023 to February 2, 2023, there were no common stock issuances under the 2020 ATM Program. The 2020 ATM Program was terminated upon the closing of the Merger.

Pursuant to the terms and conditions of the Merger Agreement, at or immediately prior to the effective time of the Merger, each share of our common stock, par value $0.01 per share, other than shares held by STORE Capital, the Parent Parties or any of their respective wholly-owned subsidiaries, issued and outstanding immediately prior to the merger effective time, were automatically cancelled and converted into the right to receive an amount in cash equal to $32.25 per share, without interest.

In connection with the Merger, we issued 1,000 common units to our common members for an aggregate cash amount of $8.3 billion. Prior to the Merger, 125 Series A Preferred Units were issued to our preferred members for an aggregate cash amount of $125,000. In accordance with our operating agreement, our common members receive distributions monthly and are subject to capital calls. Our preferred members receive distributions bi-annually and are not subject to capital calls.

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the Combined Quarterly Period was comparable to the same period in 2022. Our investments in real estate, loans and financing receivables during the Combined Quarterly Period were $185.4 million less than the same period in 2022. During the Combined Quarterly Period, our investments in real estate, loans and financing receivables were primarily funded with a combination of cash from operations, borrowings on our revolving credit facility and equity capital from our members. The acquisition of STORE Capital was primarily funded with equity from our members and the issuance of the secured term loan facility. Investment activity during the same period in 2022 was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility, proceeds from the issuance of stock and proceeds from the sale of real estate properties.

Our financing activities provided $10.7 billion of net cash during the Combined Quarterly Period as compared to $266.5 million during the same period in 2022. Financing activities in 2023 include the $1.4 billion of net secured credit facility borrowings, the aggregate $800.0 million of bank term loans we entered into in February and March 2023 and $185.6 million of aggregate debt repayments on our unsecured privately placed notes. Equity raises from our members totaled $8.4 billion and cash distributions totaled $50.0 million for the period from February 3, 2023 through March 31, 2023.

	Successor	Predecessor
(In thousands)	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022	Increase (Decrease)(a)
Net cash provided by operating activities	$104,173	$59,380	$160,887	$2,666
Net cash used in investing activities	(10,737,411)	(129,025)	(456,017)	(10,410,419)
Net cash provided by financing activities	10,681,118	67,988	266,485	10,482,621
Net increase (decrease) in cash, cash equivalents and restricted cash	$47,880	$(1,657)	$(28,645)	$74,868
(a)	Change represents the Combined Quarterly Period compared to the three months ended March 31, 2022.

As of March 31, 2023, we had liquidity of $42.9 million on our balance sheet. Management believes that our current cash balance, the $289.0 million of immediate borrowing capacity available on our unsecured revolving credit facility and the cash generated by our operations is sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2023 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Portfolio Information

As of March 31, 2023, our total investment in real estate and loans approximated $14.3 billion, representing investments in 3,134 property locations, substantially all of which are profit centers for our customers. The weighted average non-cancellable remaining term of our leases was approximately 13.1 years.

Results of Operations

Overview

As of March 31, 2023, our real estate investment portfolio had grown to approximately $14.3 billion, consisting of investments in 3,134 property locations in 49 states, operated by 592 customers in various industries. Approximately 93% of the real estate investment portfolio represents commercial real estate properties subject to long-term leases, approximately 7% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Combined Quarterly Period compared to the three months ended March 31, 2022

	Successor	Predecessor
(In thousands)	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022	Increase (Decrease)(a)
Total revenues	$168,754	$81,184	$222,116	$27,822
Expenses:
Interest	67,219	19,080	43,999	42,300
Property costs	2,080	1,348	4,241	(813)
General and administrative	9,226	5,679	17,016	(2,111)
Merger-related	—	895	—	895
Depreciation and amortization	95,603	27,789	72,639	50,753
Provisions for impairment	5,677	—	912	4,765
Total expenses	179,805	54,791	138,807	95,789
Other (loss) income:
(Loss) gain on dispositions of real estate	(213)	97	6,076	(6,192)
Loss on extinguishment of debt	(24,580)	—	—	(24,580)
Loss from non-real estate, equity method investments	—	—	(2,157)	2,157
(Loss) income before income taxes	(35,844)	26,490	87,228	(96,582)
Income tax (benefit) expense	(302)	703	206	195
Net (loss) income	$(35,542)	$25,787	$87,022	$(96,777)
(a)	Change represents the Combined Quarterly Period compared to the three months ended March 31, 2022.

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Excluding fair value adjustments resulting from the Merger, our real estate investment portfolio grew by approximately $1.2 billion in gross investment amount, representing 2,965 properties as of March 31, 2022 and 3,134 properties at March 31, 2023. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing a full year of revenue in 2023 on acquisitions that were made during 2022. Similarly, the full revenue impact of acquisitions made during the first quarter of 2023 will not be seen until the second quarter of 2023. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During the three months ended March 31, 2022, we collected $4.6 million of lease termination fees primarily related to certain property sales, which are included in other income; we did not recognize any similar revenues during the Combined Quarterly Period. Additionally, in the period from February 3, 2023 through March 31, 2023, amortization from lease intangibles recorded as a result of the Merger represented a net increase in revenue by $2.1 million.

The majority of our investments are made through sale-leaseback transactions in which we acquire the real estate from the owner-operators and then simultaneously lease the real estate back to them through long-term leases based on the tenant’s business needs. The initial rental or capitalization rates we achieve on sale-leaseback transactions, calculated as the initial annualized base rent divided by the purchase price of the properties, vary from transaction to transaction based on many factors, such as the terms of the lease, the property type including the property’s real estate fundamentals and the market rents in the area on the various types of properties we target across the United States. There are also online commercial real estate auction marketplaces for real estate transactions; properties acquired through these online marketplaces are sometimes subject to existing leases and offered by third party sellers. In general, because we provide tailored customer lease solutions in sale-leaseback transactions, our lease rates historically have been higher and subject to less short-term market influences than what we have seen in the auction marketplace as a whole. In addition, since our real estate lease contracts are a substitute for both borrowings and equity that our customers would otherwise have to commit to their real estate locations, we believe there is a relationship between lease rates and market interest rates and that lease rates are also influenced by overall capital availability.

Interest Expense

We fund the growth in our real estate investment portfolio with excess cash flow from our operations after distributions and principal payments on debt, net proceeds from periodic sales of real estate, members’ contributions and proceeds from issuances of debt.

The following table summarizes our interest expense for the periods presented:

	Successor	Predecessor
(Dollars in thousands)	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022
Interest expense - credit facility	$1,327	$2,697	$500
Interest expense - credit facility fees	178	110	300
Interest expense - secured and unsecured debt	50,330	15,799	41,448
Capitalized interest	(498)	(240)	(410)
Amortization of debt discounts, deferred financing costs and other	15,882	714	2,161
Total interest expense	$67,219	$19,080	$43,999
Credit facility:
Average debt outstanding	$139,947	$559,848	$181,044
Average interest rate during the period (excluding facility fees)	6.0%	5.3%	1.1%
Secured and unsecured debt:
Average debt outstanding	$6,377,061	$4,670,146	$4,242,707
Average interest rate during the period	5.0%	3.7%	3.9%

Interest expense associated with our secured and unsecured debt increased from 2022 as a result of the increased debt outstanding and increased interest rates. During the Combined Quarterly Period, we had average secured and unsecured debt outstanding of $5.8 billion at a weighted average interest rate of 4.6% as compared to $4.2 billion at an average interest rate of 3.9% during the three months ended March 31, 2022. The primary driver of the increases in 2023 is the addition of $2.0 billion of secured, floating rate term loan facility borrowings in February 2023, which we paid down by $515.0 million in March 2023. The weighted average interest rate of the secured term loan facility for the period outstanding in 2023 was 7.51%.

Interest expense associated with our revolving credit facility increased from 2022 as a result of the increased interest rate and increased level of average borrowings outstanding on the revolver during 2023. As of March 31, 2023, we had $361.0 million of borrowings outstanding under our revolving credit facility.

Amortization of deferred financing costs and other in the Combined Quarterly Period increased relative to the comparable period in 2022 due to the amortization of deferred financing costs associated with new debt issuances and amortization of debt discounts recorded as a result of purchase accounting.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2023, we owned 15 properties that were vacant and not subject to a lease and the lease contracts related to just 19 properties we own are due to expire during the remainder of 2023. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of March 31, 2023, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Successor	Predecessor
	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Three Months Ended March 31, 2022
Property-level operating costs (a)	$962	$784	$2,715
Ground lease-related intangibles amortization expense	39	39	117
Operating ground lease payments made by STORE Capital	67	33	33
Operating ground lease payments made by STORE Capital tenants	341	185	526
Operating ground lease straight-line rent expense	163	55	196
Property taxes payable from tenant impounds	508	252	654
Total property costs	$2,080	$1,348	$4,241
(a)	Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $14.9 million for the Combined Quarterly Period, as compared to $17.0 million for the three months ended March 31, 2022.

We expect that general and administrative expenses will rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have decreased over time due to efficiencies and economies of scale.

Merger-related Expenses

Merger-related expenses include legal fees and other costs incurred as a result of the Merger. For the period from January 1, 2023 through February 2, 2023, merger-related expenses totaled $0.9 million.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $72.6 million for the three months ended March 31, 2022, to $123.4 million for the Combined Quarterly Period. Depreciation and amortization also increased as a result of both the increase in the value of our real estate portfolio and shorter average remaining useful lives applied to the real estate portfolio as a result the Merger.

Provisions for Impairment

During the Combined Quarterly Period, we recognized $1.3 million in provisions for the impairment of real estate and $4.4 million in provisions for credit losses related to our loans and financing receivables recorded as a result of the Merger as required by ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. During the three months ended March 31, 2022, we recognized an aggregate $1.2 million in provisions for the impairment of real estate and had a reduction of $0.3 million in provisions for credit losses related to our loans and financing receivables.

(Loss) Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the Combined Quarterly Period, we recognized a $116,000 aggregate net loss on the sale of five properties. In comparison, for the three months ended March 31, 2022, we recognized a $6.1 million aggregate net gain on the sale of 11 properties.

Loss on Extinguishment of Debt

During the Combined Quarterly Period, we recognized a loss on extinguishment of debt of $24.6 million associated with the partial prepayments made on the secured term loan facility and unsecured term notes during the period. No such losses were recorded in 2022.

Net (Loss) Income

For the Combined Quarterly Period, our net loss was $9.8 million reflecting a decrease from net income of $87.0 million for the comparable period in 2022. The change in net (loss) income for the Combined Quarterly Period is primarily comprised of increases in depreciation and amortization, interest expense and a loss on extinguishment of debt, offset by increases resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long-term leases with the expected cash outflows on our debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At March 31, 2023, the majority of our debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average debt maturity was approximately 4.8 years. We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction and the time we finance the related real estate with fixed-rate debt. In addition, when that debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

We address interest rate risk by employing the following strategies to help insulate us from any adverse impact of rising interest rates:

●	We seek to minimize the time period between acquisition of our real estate and the ultimate financing of that real estate with long-term fixed-rate debt.
●	By using serial issuances of long-term debt, we intend to ladder out our debt maturities to avoid a significant amount of debt maturing during any single period and to minimize the gap between free cash flow and annual debt maturities; free cash flow includes cash from operations less member distributions plus proceeds from our sales of properties.
●	Our secured long-term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity to the extent that we can refinance the reduced debt balance over a revised long-term amortization schedule.
●	We seek to maintain a large pool of unencumbered real estate assets to give us the flexibility to choose among various secured and unsecured debt markets when we are seeking to issue new long-term debt.
●	We may also use derivative instruments, such as interest rate swaps, caps and treasury lock agreements, as cash flow hedges to limit our exposure to interest rate movements with respect to various debt instruments.

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), first announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR. Subsequently, the Alternative Reference Rates Committee, or ARRC, identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts. On March 5, 2021, the FCA announced that U.S. Dollar (USD) LIBOR would no longer be published after June 30, 2023. This latest announcement had several implications, including setting the spread that may be used to automatically convert contracts from USD LIBOR to SOFR. Additionally, banking regulators encouraged banks to discontinue new LIBOR debt issuances by December 31, 2022. At March 31, 2023, the Company does not have any LIBOR-based borrowings outstanding.

See our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2023 our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness as of March 31, 2023 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the Securities and Exchange Commission on March 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, we did not purchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than the preferred and common units issued to our members.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC and STORE Capital Corporation.	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company filed on September 15, 2022.
3.1	Third Amended and Restated Limited Liability Company Agreement of Ivory REIT, LLC, dated as of February 3, 2023.	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
3.2	Certificate of Formation of Ivory REIT, LLC, dated August 30, 2022, as amended effective February 3, 2023.	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
10.1	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC (formerly known as Ivory REIT, LLC), STORE Capital Advisors, LLC, and Mary B. Fedewa.	Incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K of the Company filed on March 22, 2023.
10.2	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Chad A. Freed.	Incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Company filed on March 22, 2023.
10.3	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Tyler S. Maertz.	Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on March 22, 2023.
10.4	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Craig A. Barnett.	Incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K of the Company filed on March 22, 2023.
10.5

Credit Agreement, dated as of February 3, 2023, among the Borrowers identified therein, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Citibank, N.A., as Payment Agent, and the other lenders identified therein.

Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
10.6

Property Management and Servicing Agreement, dated as of February 3, 2023, among the Borrowers identified therein, Ivory REIT, LLC (renamed STORE Capital LLC following the Merger Effective Time), as Property Manager and Special Servicer, KeyBank National Association, as Back-Up Manager, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.

Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
10.7

Credit Agreement, dated as of February 3, 2023, by and among Ivory REIT, LLC (renamed STORE Capital LLC following the Merger Effective Time), KeyBank National Association, as Administrative Agent, and the other lenders and parties identified therein.

Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
10.8	Incremental Amendment No. 1, dated as of March 8, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on March 14, 2023.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of the Principal Financial Officer.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL LLC
(Registrant)

Date: May 15, 2023	By:	/s/ Ashley A. Dembowski
Ashley A. Dembowski
Senior Vice President – Chief Accounting Officer and Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)