Form 10-Q
period 2023-09-30
STORE CAPITAL LLC
filed 2023-11-03
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 1,125 units of equity outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital LLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	Successor	Predecessor
	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,795,381	$3,455,443
Buildings and improvements	9,340,290	7,743,454
Intangible lease assets	618,365	61,968
Total real estate investments	13,754,036	11,260,865
Less accumulated depreciation and amortization	(386,181)	(1,438,107)
	13,367,855	9,822,758
Operating ground lease assets	52,252	31,872
Loans and financing receivables, net	1,065,724	787,106
Net investments	14,485,831	10,641,736
Cash and cash equivalents	51,265	35,137
Other assets, net	124,178	158,097
Total assets	$14,661,274	$10,834,970

Liabilities and equity
Liabilities:
Credit facility	$325,000	$555,000
Unsecured notes and term loans payable, net	2,123,153	2,397,406
Secured term loan facility, net	941,973	—
Non-recourse debt obligations of consolidated special purpose entities, net	2,565,860	2,238,470
Intangible lease liabilities, net	142,832	—
Operating lease liabilities	50,134	36,873
Accrued expenses, deferred revenue and other liabilities	159,232	180,903
Total liabilities	6,308,184	5,408,652
Equity:
Members’ equity	8,400,577	—
Predecessor common stock, $0.01 par value per share, 375,000,000 shares authorized, 282,684,998 shares issued and outstanding as of December 31, 2022	—	2,827
Capital in excess of par value	—	6,003,331
Distributions in excess of retained earnings	—	(609,361)
Accumulated deficit	(88,691)	—
Accumulated other comprehensive income	41,204	29,521
Total equity	8,353,090	5,426,318
Total liabilities and equity	$14,661,274	$10,834,970

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022
Revenues:
Rental revenues	$236,495	$216,852	$626,275	$75,008	$628,907
Interest income on loans and financing receivables	25,079	13,409	55,219	5,326	41,378
Other income	605	295	3,071	850	6,159
Total revenues	262,179	230,556	684,565	81,184	676,444
Expenses:
Interest	98,866	48,519	267,771	19,080	138,426
Property costs	6,216	4,360	12,867	1,348	10,915
General and administrative	13,922	13,427	37,145	5,679	46,381
Merger-related	—	8,014	—	895	8,014
Depreciation and amortization	145,688	78,985	385,913	27,789	227,641
Provisions for impairment	6,570	6,750	18,926	—	12,962
Total expenses	271,262	160,055	722,622	54,791	444,339
Other (loss) income:
(Loss) gain on dispositions of real estate	(2,399)	(2,719)	(2,580)	97	17,013
Loss on extinguishment of debt	—	—	(42,153)	—	—
Income (loss) from non-real estate, equity method investments	—	985	—	—	(2,347)
(Loss) income before income taxes	(11,482)	68,767	(82,790)	26,490	246,771
Income tax expense	1,944	182	5,901	703	659
Net (loss) income	$(13,426)	$68,585	$(88,691)	$25,787	$246,112

Net income per share of common stock
Basic		$0.24		$0.09	$0.88
Diluted		$0.24		$0.09	$0.88
Weighted average common shares outstanding:
Basic		282,238,151		282,238,151	279,386,773
Diluted		282,238,151		282,338,405	279,386,773

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022
Net (loss) income	$(13,426)	$68,585	$(88,691)	$25,787	$246,112
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	19,924	26,803	52,426	(10,531)	31,145
Cash flow hedge (gains) losses reclassified to interest expense	(5,922)	857	(11,222)	(894)	2,741
Total other comprehensive income (loss)	14,002	27,660	41,204	(11,425)	33,886
Total comprehensive income (loss)	$576	$96,245	$(47,487)	$14,362	$279,998

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Members’ Equity

(unaudited)

(In thousands, except share and per share data)

	Successor
					Accumulated
					Other	Total
	Members’ Units		Members’ Equity		Comprehensive	Members’
	Common	Preferred	Common	Preferred	Income	Equity
Three Months Ended September 30, 2023
Balance at June 30, 2023	1,000	125	$8,275,187	$125	$27,202	$8,302,514
Members’ contributions	—	—	200,000	—	—	200,000
Members’ distributions	—	—	(150,000)	—	—	(150,000)
Net (loss) income	—	—	(13,426)	—	—	(13,426)
Other comprehensive income	—	—	—	—	14,002	14,002
Balance at September 30, 2023	1,000	125	$8,311,761	$125	$41,204	$8,353,090

Period from February 3, 2023 through September 30, 2023
Balance at February 3, 2023	—	—	$—	$—	$—	$—
Members’ contributions	1,000	125	8,751,845	125	—	8,751,970
Members’ distributions	—	—	(340,000)	(8)	—	(340,008)
Net (loss) income	—	—	(88,699)	8	—	(88,691)
Other comprehensive income	—	—	—	—	41,204	41,204
Non-cash distribution to members	—	—	(11,385)	—	—	(11,385)
Balance at September 30, 2023	1,000	125	$8,311,761	$125	$41,204	$8,353,090

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share and per share data)

	Predecessor
				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Period from January 1, 2023 through February 2, 2023
Balance at December 31, 2022	282,684,998	$2,827	$6,003,331	$(609,361)	$29,521	$5,426,318
Net income	—	—	—	25,787	—	25,787
Other comprehensive loss	—	—	—	—	(11,425)	(11,425)
Common stock issuance costs	—	—	—	—	—	—
Equity-based compensation	—	—	975	—	—	975
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—
Balance at February 2, 2023	282,684,998	$2,827	$6,004,306	$(583,574)	$18,096	$5,441,655

	Predecessor
				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Three Months Ended September 30, 2022
Balance at June 30, 2022	282,688,860	$2,827	$5,997,378	$(642,945)	$4,062	$5,361,322
Net income	—	—	—	68,585	—	68,585
Other comprehensive income	—	—	—	—	27,660	27,660
Issuance of common stock	—	—	(28)	—	—	(28)
Equity-based compensation	(2,530)	—	2,772	2	—	2,774
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared ($0.41 per share)	—	—	—	(115,902)	—	(115,902)
Balance at September 30, 2022	282,686,330	$2,827	$6,000,122	$(690,260)	$31,722	$5,344,411

Nine Months Ended September 30, 2022
Balance at December 31, 2021	273,806,225	$2,738	$5,745,692	$(602,137)	$(2,164)	$5,144,129
Net income	—	—	—	246,112	—	246,112
Other comprehensive income	—	—	—	—	33,886	33,886
Issuance of common stock, net of costs of $3,296	8,607,771	86	249,492	—	—	249,578
Equity-based compensation	475,130	3	9,245	110	—	9,358
Shares repurchased under stock compensation plan	(202,796)	—	(4,307)	(1,964)	—	(6,271)
Common dividends declared ($1.18 per share) and dividend equivalents on restricted stock units	—	—	—	(332,381)	—	(332,381)
Balance at September 30, 2022	282,686,330	$2,827	$6,000,122	$(690,260)	$31,722	$5,344,411

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Successor	Predecessor
	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022
Operating activities
Net (loss) income	$(88,691)	$25,787	$246,112
Adjustments to net (loss) income:
Depreciation and amortization	385,913	27,789	227,641
Amortization of debt discounts, deferred financing costs and other noncash interest expense	61,951	715	7,357
Amortization of equity-based compensation	—	975	9,249
Provisions for impairment	18,926	—	12,962
Net loss (gain) on dispositions of real estate	2,580	(97)	(17,013)
Loss from non-real estate, equity method investments	—	—	2,347
Distribution received from non-real estate, equity method investment	—	—	468
Loss on extinguishment of debt	42,153	—	—
Noncash revenue and other	(9,002)	(77)	(4,305)
Changes in operating assets and liabilities:
Other assets	(5,290)	(2,876)	9,344
Accrued expenses, deferred revenue and other liabilities	5,413	7,164	7,284
Net cash provided by operating activities	413,953	59,380	501,446
Investing activities
Acquisition of and additions to real estate	(425,251)	(48,063)	(1,097,538)
Investment in loans and financing receivables	(198,341)	(82,112)	(78,834)
Collections of principal on loans and financing receivables	71,850	468	54,616
Proceeds from dispositions of real estate	21,155	682	177,494
Contribution made to non-real estate, equity method investment	—	—	(468)
Acquisition of STORE Capital Corporation	(10,547,219)	—	—
Net cash used in investing activities	(11,077,806)	(129,025)	(944,730)
Financing activities
Borrowings under credit facility	873,500	70,000	724,000
Repayments under credit facility	(548,500)	(25,000)	(631,000)
Borrowings under unsecured notes and term loans payable	800,000	40,000	600,000
Repayments under unsecured notes and term loans payable	(185,600)	—	—
Borrowings under secured term loan facility	1,957,750	—	—
Repayments under secured term loan facility	(1,040,000)	—	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	527,925	—	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(29,303)	(15,906)	(186,791)
Financing costs and prepayment penalties paid	(43,657)	(1,106)	(3,024)
Members' contributions	8,751,970	—	—
Members' distributions	(340,008)	—	—
Proceeds from the issuance of common stock	—	—	252,873
Stock issuance costs paid	—	—	(3,296)
Shares repurchased under stock compensation plans	—	—	(6,271)
Dividends paid	—	—	(323,166)
Net cash provided by financing activities	10,724,077	67,988	423,325
Net increase (decrease) in cash, cash equivalents and restricted cash	60,224	(1,657)	(19,959)
Cash, cash equivalents and restricted cash, beginning of period	—	39,804	70,049
Cash, cash equivalents and restricted cash, end of period	$60,224	$38,147	$50,090

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$51,265	$33,096	$46,979
Restricted cash included in other assets	8,959	5,051	3,111
Total cash, cash equivalents and restricted cash	$60,224	$38,147	$50,090

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$31,597	$—	$22,773
Acquisition of real estate assets from borrowers under loans and financing receivables	—	—	8,945
Accrued financing and stock issuance costs	61	—	66
Noncash distribution to members	11,385	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$209,991	$11,488	$127,903
Cash paid during the period for income and franchise taxes	10,705	20	2,572

See accompanying notes.

STORE Capital LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Certain of the Company’s wholly owned consolidated subsidiaries were formed as special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the special purpose entity. At September 30, 2023 and December 31, 2022, these special purpose entities held assets totaling $13.0 billion and $9.5 billion, respectively, and had third-party liabilities totaling $3.8 billion and $2.4 billion, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

•
Real Estate Investments – investments are generally made in one of two ways, either through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them, or through acquisitions from third-party sellers in connection with which a new lease is entered into with the tenant. Both approaches result in long-term leases which are generally classified as operating leases and, in both cases, the operators become the Company’s long‑term tenants (its customers). In certain instances, the terms of the lease result in classification as a finance lease instead of an operating lease. Furthermore, certain of the lease contracts that are specifically associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which results in the transaction being accounted for as a financing arrangement, due to the Company’s adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating or finance lease.

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

The fair value of any above‑market or below‑market lease is estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the in‑place lease and management’s estimate of current market lease rates for the property, measured over a period equal to the remaining term of the lease. Capitalized above‑market lease intangibles are amortized over the remaining term of the respective leases as a decrease to rental revenue. Below‑market lease intangibles are amortized as an increase in rental revenue over the remaining term of the respective leases plus the contractual renewal periods on those leases, if any. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in operations.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of September 30, 2023 and December 31, 2022, the Company had $7.6 million and $46.9 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the

CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. Approximately 2.7% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 2.0% of rental revenues.

The Company reviews its operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of lease payments with respect to any tenant is not probable, a direct write‑off of the receivable is made and any future rental revenue is recognized only when the tenant makes a rental payment or when collectibility is again deemed probable.

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

During the three months ended September 30, 2023 and for the period from February 3, 2023 through September 30, 2023, the Company recognized aggregate provisions for the impairment of real estate of $5.5 million and $12.1 million, respectively. For the assets impaired in 2023, the estimated aggregate fair value of the impaired real estate assets at the time of impairment was $39.7 million. No impairment of real estate was recognized during the period from January 1, 2023 through February 2, 2023. The Company recognized an aggregate provision for the impairment of real estate of $6.8 million and $13.3 million during the three and nine months ended September 30, 2022, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2023 and December 31, 2022, the Company had loans receivable with an aggregate outstanding principal balance of $29.4 million and $31.8 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. During the three months ended September 30, 2023 and the period from February 3, 2023 through September 30, 2023, the Company recognized an estimated $1.1 million and $6.8 million, respectively, of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of operations. For the period from January 1, 2023 through February 2, 2023, no provisions for credit losses were recognized. For the nine months ended September 30, 2022, the Company recognized an estimated $0.3 million net reduction of provisions for credit losses. During the nine months ended September 30, 2022, the Company wrote off $3.7 million of loans receivable against previously established reserves for credit losses.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $9.0 million and $4.7 million of restricted cash at September 30, 2023 and December 31, 2022, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of September 30, 2023, the Company had 12 interest rate swap agreements in place. Eight of the interest rate swap agreements have an aggregate notional amount of $800.0 million and are designated as cash flow hedges of the Company’s $800.0 million floating-rate bank term loan due in April 2027. Of these, one has a notional amount of $200.0 million and matures in April 2029 and seven, with an aggregate notional amount of $600.0 million, mature in April 2027. Two of the interest rate swap agreements have a notional amount of $250.0 million each, or an aggregate notional amount of $500.0 million, and were designated as cash flow hedges of the Company's floating-rate secured term loan due in February 2025 which had an outstanding balance of $960.0 million as of September 30, 2023 (Note 4). These interest rate swap agreements mature in November 2023 and February 2024, respectively. The remaining two interest rate swap agreements have an aggregate notional amount of $325.0 million and were designated as cash flow hedges of the Company’s floating-rate unsecured revolving credit facility and mature in February 2027.

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

Share‑based Compensation

Historically, directors and employees of the Company had been granted long‑term incentive awards, including restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”), which provided such directors and employees with equity interests as an incentive to remain in the Company’s service and aligned their interests with those of the Company’s stockholders.

On February 3, 2023, the Merger closed. Under the terms of the Merger Agreement, effective immediately prior to the merger effective time:

•
each outstanding award of restricted stock automatically became fully vested and all restrictions and repurchase rights thereon lapsed, with the result that all shares of common stock represented thereby were considered outstanding for all purposes under the merger agreement and received an amount in cash equal to $32.25 per share (the ‘Merger Consideration”), less required withholding taxes.
•
outstanding awards of performance-based RSUs automatically became earned and vested with (a) approximately 53% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2020, (b) approximately 50% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2021 and (c) approximately 33% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2022, and thereafter were cancelled and, in exchange therefor, each holder of any such cancelled vested performance-based RSUs ceased to have any rights with respect thereto, except the right to receive as of the merger effective time, in consideration for the cancellation of such vested performance unit and in settlement therefore, an amount in cash equal to the product of (1) the Merger Consideration and (2) the number of so-determined earned performance shares subject to such vested performance-based RSUs, without interest, less required withholding taxes. In addition, on the Closing Date, each holder of performance-based RSUs received an amount equivalent to all cash dividends that would have been paid on the number of so-determined earned shares of the Company’s common stock subject to such performance-based RSUs as if they had been issued and outstanding from the date of grant up to, and including, the merger effective time, less required withholding taxes.

In conjunction with the accelerated vesting of outstanding equity awards, the compensation expense for equity-based payments was $16.4 million which was presented “on-the-line” at the closing of the Merger.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax. It is still subject, however, to state and local income taxes and to federal income and excise tax on its undistributed income. STORE Investment Corporation is the Company’s wholly owned taxable REIT subsidiary (“TRS”) created to engage in non‑qualifying REIT activities. The TRS is subject to federal, state and local income taxes.

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

Management of the Company determines whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company retains a valuation allowance against its deferred tax assets as of September 30, 2023, as management does not believe that it is more likely than not that the deferred tax assets will be realized.

Certain state tax returns filed for 2019 and tax returns filed for 2020 through 2022 are subject to examination by these jurisdictions. As of September 30, 2023, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at September 30, 2023 or December 31, 2022.

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

	Predecessor
	Three Months Ended September 30, 2022	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022
Numerator:
Net income	$68,585	$25,787	$246,112
Less: Earnings attributable to unvested restricted shares	(182)	(41)	(431)
Net income used in basic and diluted income per share	$68,403	$25,746	$245,681
Denominator:
Weighted average common shares outstanding	282,687,462	282,684,998	279,842,522
Less: Weighted average number of shares of unvested restricted stock	(449,311)	(446,847)	(455,749)
Weighted average shares outstanding used in basic income per share	282,238,151	282,238,151	279,386,773
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	—	100,254	—
Weighted average shares outstanding used in diluted income per share	282,238,151	282,338,405	279,386,773

(a)
For the period from January 1, 2023 to February 2, 2023, excludes 197,026 shares, and for the three and nine months ended September 30, 2022, excludes 86,461 shares and 103,300 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

3. Investments

At September 30, 2023, STORE Capital had investments in 3,195 property locations representing 3,140 owned properties (of which 111 are accounted for as financing arrangements and 22 are accounted for as sales-type and direct financing receivables), 24 properties where all the related land is subject to an operating ground lease and 31 properties which secure mortgage loans. The gross investment portfolio totaled $14.7 billion at September 30, 2023 and consisted of real estate investments totaling $13.6 billion including an offset by intangible lease liabilities totaling $148.8 million, loans and financing receivables with an aggregate carrying amount of $1.1 billion and operating ground lease assets totaling $52.3 million. As of September 30, 2023, approximately 51% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the nine months ended September 30, 2023, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Successor		Predecessor
	Number of	Dollar	Number of	Dollar
	Investment	Amount of	Investment	Amount of
	Locations	Investments	Locations	Investments
Gross investments, December 31, 2022			3,084	$12,079,843
Acquisition of and additions to real estate (a)			19	42,452
Investment in loans and financing receivables			1	82,112
Sales of real estate			(1)	(760)
Principal collections on loans and financing receivables			(2)	(468)
Net change in operating ground lease assets (c)				(125)
Other				4,430
Gross investments, February 2, 2023			3,101	$12,207,484
Gross investments, February 3, 2023	3,101	$14,201,731
Acquisition of and additions to real estate (b)	91	443,597
Investment in loans and financing receivables	22	198,341
Sales of real estate	(12)	(24,020)
Principal collections on loans and financing receivables	(7)	(71,850)
Net change in operating ground lease assets (c)		(553)
Provisions for impairment		(18,926)
Other		(5,087)
Gross investments, September 30, 2023 (d)		14,723,233
Less accumulated depreciation and amortization (d)		(380,234)
Net investments, September 30, 2023	3,195	$14,342,999

(a)
Excludes $5.2 million of tenant improvement advances disbursed from January 1, 2023 to February 2, 2023 which were accrued as of December 31, 2022.
(b)
Excludes $13.3 million of tenant improvement advances disbursed from February 3, 2023 to September 30, 2023 which were accrued as of February 2, 2023.
(c)
Represents amortization recognized on operating ground lease assets during the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through September 30, 2023.
(d)
Includes the below-market lease liabilities ($148.8 million) and the accumulated amortization ($5.9 million) of the liabilities recorded on the condensed consolidated balance sheets as intangible lease liabilities as of September 30, 2023.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022
Rental revenues:
Operating leases (a)	$234,405	$216,698	$620,605	$75,005	$628,472
Sublease income - operating ground leases (b)	703	702	1,874	234	2,108
Amortization of lease related intangibles and costs	1,387	(548)	3,796	(231)	(1,673)
Total rental revenues	$236,495	$216,852	$626,275	$75,008	$628,907

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$14,505	$5,842	$26,375	$2,434	$19,598
Sale-leaseback transactions accounted for as financing arrangements	7,830	6,183	21,141	2,444	17,196
Sales-type and direct financing receivables	2,744	1,384	7,703	448	4,584
Total interest income on loans and financing receivables	$25,079	$13,409	$55,219	$5,326	$41,378

(a)
For the three months ended September 30, 2023 and 2022, includes $893,000 and $709,000, respectively, of property tax tenant reimbursement revenue and includes $592,000 and $100,000, respectively, of variable lease revenue. For the period from February 3, 2023 through September 30, 2023, the period from January 1, 2023 through February 2, 2023 and the nine months ended September 30, 2022, includes $2.3 million, $252,000 and $2.1 million, respectively, of property tax tenant reimbursement revenue and includes $909,000, $24,000 and $900,000, respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 614 customers who operate their businesses across 133 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at September 30, 2023 are service at 62%, service-oriented retail at 15% and manufacturing at 23%. Only one industry group, restaurants (11%), and only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2023. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at September 30, 2023, with the largest customer representing 2.8% of the total investment portfolio. On an annualized basis, as of September 30, 2023, the largest customer represented approximately 3% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at September 30, 2023 was approximately 13.5 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2023, 15 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2023, are as follows (in thousands):

Remainder of 2023	$237,722
2024	949,126
2025	946,399
2026	940,545
2027	929,727
2028	909,943
Thereafter	7,560,799
Total future minimum rentals (a)	$12,474,261

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	Successor	Predecessor
	September 30, 2023	December 31, 2022
In-place leases	$580,320	$42,519
Ground lease-related intangibles	—	19,449
Above-market leases	38,045	—
Total intangible lease assets	618,365	61,968
Accumulated amortization	(37,757)	(27,278)
Net intangible lease assets	$580,608	$34,690

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $13.7 million and $1.0 million during the three months ended September 30, 2023 and 2022, respectively, and $36.1 million, $0.3 million and $2.7 million during the period from February 3, 2023 through September 30, 2023, the period from January 1, 2023 through February 2, 2023 and the nine months ended September 30, 2022, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.7 million for the three months ended September 30, 2023 and $2.0 million during the period from February 3, 2023 through September 30, 2023. For the period from January 1, 2023 through February 2, 2023 and the three and nine months ended September 30, 2022, there was no amortization of above-market lease intangibles.

Based on the balance of the intangible lease assets at September 30, 2023, the aggregate amortization expense is expected to be $13.4 million for the remainder of 2023, $52.2 million in 2024, $50.9 million in 2025, $49.2 million in 2026, $47.4 million in 2027, $45.0 million in 2028 and $286.5 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $0.6 million for the remainder of 2023, $2.9 million in 2024, $2.9 million in 2025, $2.8 million in 2026, $2.8 million in 2027, $2.7 million in 2028 and $21.3 million thereafter. The weighted average remaining amortization period is approximately 12.6 years for the in‑place lease intangibles and approximately 14.6 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands) as of September 30, 2023. There were no intangible lease liabilities as of December 31, 2022.

Successor
September 30, 2023
Below-market leases	$148,779
Accumulated amortization	(5,947)
Net intangible lease liabilities	$142,832

Lease intangible liabilities are amortized as an increase to rental revenues. For the three months ended September 30, 2023 and for the period from February 3, 2023 through September 30, 2023, amortization was $2.3 million and $6.0 million, respectively. Based on the balance of the intangible liabilities at September 30, 2023, the amortization included in rental revenue is expected to be $2.2 million for the remainder of 2023, $8.9 million in 2024, $8.9 million in 2025, $8.8 million in 2026, $8.7 million in 2027, $8.4 million in 2028 and $96.9 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 23.2 years.

Operating Ground Lease Assets

As of September 30, 2023, STORE Capital had operating ground lease assets aggregating $52.3 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $874,000 and $856,000 during the three months ended September 30, 2023 and 2022, respectively, and $2.3 million, $273,000 and $2.4 million during the period from February 3, 2023 through September 30, 2023, the period from January 1, 2023 through February 2, 2023 and the nine months ended September 30, 2022, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $703,000 and $702,000 for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million, $234,000 and $2.1 million for the period from February 3, 2023 through September 30, 2023, the period from January 1, 2023 through February 2, 2023 and the nine months ended September 30, 2022, respectively.

The future minimum lease payments to be paid under the operating ground leases as of September 30, 2023 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2023	$14	$1,080	$1,094
2024	55	2,711	2,766
2025	57	2,725	2,782
2026	57	2,731	2,788
2027	57	2,731	2,788
2028	57	2,761	2,818
Thereafter	3,316	100,262	103,578
Total lease payments	3,613	115,001	118,614
Less imputed interest	(2,989)	(69,309)	(72,298)
Total operating lease liabilities - ground leases	$624	$45,692	$46,316

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $115.0 million commitment, $79.6 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

			Successor	Predecessor
Type	Interest Rate (a)	Maturity Date	September 30, 2023	December 31, 2022
Three mortgage loans receivable	10.15%	2023 - 2026	$101,229	$104,069
Three mortgage loans receivable	8.91%	2032 - 2036	9,933	9,967
Nineteen mortgage loans receivable (b)	8.37%	2042 - 2062	275,691	231,639
Total mortgage loans receivable			386,853	345,675
Equipment and other loans receivable	8.15%	2023 - 2036	15,242	15,842
Total principal amount outstanding—loans receivable			402,095	361,517
Unamortized loan origination costs			81	1,011
Unamortized loan premium			5,304	—
Sale-leaseback transactions accounted for as financing arrangements (c)	7.83%	2034 - 2122	532,294	369,604
Sales-type and direct financing receivables			132,727	60,899
Allowance for credit and loan losses (d)			(6,777)	(5,925)
Total loans and financing receivables			$1,065,724	$787,106

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
(d)
Balance includes $6.8 million of credit losses recognized during the period from February 3, 2023 through September 30, 2023.

Loans Receivable

At September 30, 2023, the Company held 41 loans receivable with an aggregate carrying amount of $405.1 million. Twenty-five of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 13 of the mortgage loans are subject to increases over the term of the loans. Three of the mortgage loans are shorter-term loans (maturing prior to 2027) that generally require monthly interest-only payments with a balloon payment at maturity. The remaining mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 40-year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly payments with a balloon payment at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2023	$696	$15,318	$16,014
2024	2,767	212	2,979
2025	2,603	—	2,603
2026	2,687	91,146	93,833
2027	2,449	284	2,733
2028	2,570	1,593	4,163
Thereafter	222,099	57,671	279,770
Total principal payments	$235,871	$166,224	$402,095

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of September 30, 2023 and December 31, 2022, the Company had $532.3 million and $369.6 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of September 30, 2023, were as follows (in thousands):

Remainder of 2023	$9,251
2024	38,457
2025	38,913
2026	39,333
2027	39,769
2028	40,222
Thereafter	1,769,063
Total future scheduled payments	$1,975,008

Sales-Type and Direct Financing Receivables

As of September 30, 2023 and December 31, 2022, the Company had $132.7 million and $60.9 million, respectively, of investments accounted for as sales-type leases and as direct financing leases under previous accounting guidance; the components of these investments were as follows (in thousands):

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Minimum lease payments receivable	$317,826	$119,839
Estimated residual value of leased assets	6,838	6,889
Unearned income	(191,937)	(65,829)
Net investment	$132,727	$60,899

As of September 30, 2023, the future minimum lease payments to be received under the sales-type and direct financing lease receivables are expected to be $3.0 million for the remainder of 2023, average approximately $12.4 million for each of the next five years and $253.0 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of September 30, 2023, $186.7 million of loans and financing receivables were categorized as investment grade and $880.4 million were categorized as non-investment grade. During the three months ended September 30, 2023 and the period from February 3, 2023 through September 30, 2023, there were $1.1 million and $6.8 million, respectively, of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off. There were no provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off in the period from January 1, 2023 through February 2, 2023.

As of September 30, 2023, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $18.2 million in 2023, $14.8 million in 2022, $47.7 million in 2021, none in 2020, $93.0 million in 2019 and $13.0 million prior to 2019. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $240.7 million in 2023, $120.4 million in 2022, $66.0 million in 2021, $90.8 million in 2020, $191.6 million in 2019 and $170.9 million prior to 2019.

4. Debt

Credit Facility

In connection with the completion of the Merger on February 3, 2023, the Company repaid all amounts outstanding under, and terminated, the previous unsecured revolving credit facility agreement. At the time of repayment, the outstanding balance on the previous unsecured revolving credit facility was $600.0 million. Concurrently, the Company entered into a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which initially provided for a senior unsecured revolving credit facility of up to $500.0 million (the “Unsecured Revolving Credit Facility”) and an unsecured, variable-rate term loan which is discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. In March 2023, the Company entered into an amendment of the existing Unsecured Credit Agreement which increased the Unsecured Revolving Credit Facility by $150.0 million to an immediate borrowing availability of $650.0 million. The facility matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At September 30, 2023, the Company had $325.0 million of borrowings outstanding on the facility.

In October 2023, the Company entered into an amendment of the existing Unsecured Credit Agreement which increased the Unsecured Revolving Credit Facility by $28.9 million to an immediate borrowing availability of $678.9 million.

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

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $7.2 billion at September 30, 2023. The facility is recourse to the Company and, as of September 30, 2023, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $2.5 billion.

At September 30, 2023 and December 31, 2022, unamortized financing costs related to the Company’s credit facility totaled $6.2 million and $2.6 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of September 30, 2023, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). In November 2022, the Company repaid its $75.0 million Series A senior unsecured notes at maturity which bore an interest rate of 4.95%. Upon completion of the Merger and pursuant to the NPAs, the Company was required to offer to prepay the remaining $300.0 million in outstanding aggregate principal amounts of Notes. Following the closing of the repurchase offer period in March 2023, the Company repurchased

$185.6 million in aggregate principal amounts of such Notes. The Company recognized $4.8 million of accelerated amortization of debt discounts as a result of the repurchases which is included in the loss on extinguishment of debt on the condensed consolidated statements of operations. At September 30, 2023, the Company had $114.4 million of Notes outstanding.

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

The NPAs contain a number of financial covenants that are similar to the Company’s Unsecured Revolving Credit Facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2023, the Company was in compliance with its covenants under the NPAs.

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

In connection with the completion of the Merger, the Company entered into the Unsecured Credit Agreement, which provided for the Company’s Unsecured Revolving Credit Facility, as discussed above, and an unsecured, variable-rate term loan with initial borrowings of $600.0 million (the “Unsecured Term Loan”). In March 2023, the Company entered into an amendment to the existing Unsecured Credit Agreement which provided for an increase to the Unsecured Term Loan in an amount of $200.0 million for total term loan borrowings of $800.0 million.

In October 2023, the Company entered into an amendment to the existing Unsecured Credit Agreement which provided for an increase to the Unsecured Term Loan in an amount of $46.1 million for total term loan borrowings of $846.1 million.

The Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. At September 30, 2023, the spread applicable to the Company was 1.25%. Seven of the Company’s cash flow hedges, with an aggregate notional amount of $600.0 million were redesignated as cash flow hedges of the Unsecured Term Loan and effectively convert the initial $600.0 million of borrowings to a fixed rate of 3.88% for the remaining term of the loan. In connection with the March 2023 amendment, the Company entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the March 2023 incremental borrowings to a fixed interest rate of 5.17% for the remaining term of the loan.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of September 30, 2023, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

			Outstanding Balance
			Successor	Predecessor
	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Notes Payable:
Series B issued November 2015	Nov. 2024	5.24%	32,400	100,000
Series C issued April 2016	Apr. 2026	4.73%	82,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,539,400	1,725,000
Term Loans:
Term Loan issued December 2022			—	90,000
Term Loan issued April 2022			—	400,000
Term Loan issued April 2022			—	200,000
Term Loan issued February 2023 (a)	Apr. 2027	4.2042% (b)	800,000	—
Total term loans			800,000	690,000
Unamortized discount			(208,755)	(4,113)
Unamortized deferred financing costs			(7,492)	(13,481)
Total unsecured notes and term loans payable, net			$2,123,153	$2,397,406

(a)
Term loan was issued in February 2023 with initial borrowings of $600.0 million and amended in March 2023 to increase the total term loan borrowings to $800.0 million.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable spread which was 1.25% at September 30, 2023. The Company has entered into eight interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of September 30, 2023.

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

In March 2023, the Company paid down the Secured Term Loan Facility by $515.0 million. In conjunction with the paydown, the Company paid a $5.15 million exit fee and recognized $3.5 million and $10.4 million of accelerated amortization of deferred financing costs and debt discounts, respectively, associated with the repayment. In May 2023, the Company paid down the Secured Term Loan Facility by an additional $525.0 million with the proceeds from the issuance of $528.0 million of STORE Master Funding Series 2023-1 notes. In conjunction with the paydown, the Company paid a $5.25 million exit fee and recognized $3.1 million and $9.2 million of accelerated amortization of deferred financing costs and debt discounts, respectively, associated with the repayment. The exit fees and accelerated amortization are included in the loss on extinguishment of debt on the condensed consolidated statements of operations.

In October 2023, the Company paid down the Secured Term Loan Facility by an additional $46.1 million with the proceeds from the October 2023 Unsecured Term Loan borrowings. Following the October 2023 paydown, the outstanding principal amount of the Secured Term Loan Facility was $913.9 million.

In connection with entering into the Secured Term Loan Facility, the Company entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively converted a portion of the borrowings to a fixed interest rate of 7.60%. In August 2023, one of the interest rate swap agreements with a notional amount of $250.0 million matured. As of September 30, 2023, two interest rate swap agreements with an aggregate notional amount of $500.0 million remain outstanding and effectively convert a portion of the borrowings to a fixed interest rate of 7.60%.

The Secured Term Loan Facility is secured by a collateral pool of properties owned by consolidated special purpose entities of the Company and is generally non-recourse to the Company, subject to certain customary limited exceptions. Collateral may be released upon repayments made on the Secured Term Loan Facility. As of September 30, 2023, the aggregate collateral pool securing the Secured Term Loan Facility was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.5 billion.

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

The Company’s secured term loan facility is summarized below (dollars in thousands):

				Successor
	Maturity Date	Interest Rate		September 30, 2023
Secured Term Loan Facility
Secured Term Loan issued February 2023 (a)	Feb. 2025	7.8244%	(b)	960,000
Unamortized discount				(13,520)
Unamortized deferred financing costs				(4,507)
Total secured term loan facility, net				$941,973

(a)
In October 2023, the Company paid down the Secured Term Loan Facility by $46.1 million. Following the October 2023 paydown, the outstanding principal amount of the Secured Term Loan Facility was $913.9 million.
(b)
Loan is a floating-rate loan which resets at one-month Term SOFR + an adjustment of 0.10% + the applicable spread which was 2.75% at September 30, 2023. As of September 30, 2023, the Company has two interest rate swap agreements in place with an aggregate notional amount of $500.0 million that effectively convert a portion of the borrowings to a fixed interest rate of 7.60%.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $210.0 million at September 30, 2023.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of September 30, 2023, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $4.6 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $251.3 million at September 30, 2023.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

			Successor	Predecessor
	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Non-recourse net-lease mortgage notes:
$150,000 Series 2018-1, Class A-1	Oct. 2024 (b)	3.96%	$139,427	$140,552
$50,000 Series 2018-1, Class A-3	Oct. 2024 (b)	4.40%	48,042	48,417
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%	258,637	259,650
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%	172,499	175,861
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%	77,873	78,180
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%	45,118	45,291
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%	117,957	120,182
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%	211,928	213,638
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%	157,577	158,807
$346,000 Series 2023-1, Class A-1	May 2028 (b)	6.19%	345,423	—
$182,000 Series 2023-1, Class A-2	May 2028 (b)	6.92%	181,697	—
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%	166,604	167,236
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%	87,999	88,333
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%	166,604	167,236
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%	87,999	88,333
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%	231,719	232,634
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%	133,393	133,903
Total non-recourse net-lease mortgage notes			2,630,496	2,118,253
Non-recourse mortgage notes:
$6,944 notes issued March 2013 (a)		4.50%	—	5,103
$11,895 note issued March 2013 (a)		4.7315%	—	8,935
$17,500 note issued August 2013 (f)		5.46%	—	13,701
$10,075 note issued March 2014	Apr. 2024 (d)	5.10%	8,441	8,602
$65,000 note issued June 2016	Jul. 2026 (d)	4.75%	57,008	57,980
$41,690 note issued March 2019	Mar. 2029 (e)	4.80%	40,171	40,662
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (d)	4.64%	5,904	5,993
Total non-recourse mortgage notes			111,524	140,976
Unamortized discount			(173,014)	(395)
Unamortized deferred financing costs			(3,146)	(20,364)
Total non-recourse debt obligations of consolidated special purpose entities, net			$2,565,860	$2,238,470

(a)
Mortgage notes were repaid, without penalty, in January 2023.
(b)
Prepayable, without penalty, 24 months prior to maturity.
(c)
Prepayable, without penalty, 36 months prior to maturity.
(d)
Prepayable, without penalty, three months prior to maturity.
(e)
Prepayable, without penalty, four months prior to maturity.
(f)
Mortgage note was repaid, without penalty, in September 2023.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of September 30, 2023, the Company had no interest rate swaps that were in a liability position.

Long-term Debt Maturity Schedule

As of September 30, 2023, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2023	$6,243	$—	$6,243
2024	24,547	226,198	250,745
2025	22,417	1,216,613	1,239,030
2026	20,368	414,142	434,510
2027	11,862	1,260,472	1,272,334
2028	5,591	1,113,615	1,119,206
Thereafter	22,097	1,697,255	1,719,352
	$113,125	$5,928,295	$6,041,420

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

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of September 30, 2023, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately

$188.1 million, of which $140.4 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2023, the fair value of the Company’s derivative instruments was an asset of $58.5 million. The derivative assets are included in other assets, net, and the derivative liabilities, if applicable, are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets. At December 31, 2022, the aggregate fair value of the Company’s derivative instruments was an asset of $31.4 million.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at September 30, 2023 and December 31, 2022. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and tenant deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the current carrying values of its fixed‑rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2023, these debt obligations had an aggregate carrying value of $5.6 billion and an estimated fair value of $5.4 billion. At December 31, 2022, these debt obligations had an aggregate carrying value of $4.6 billion and an estimated fair value of $4.1 billion.

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

•
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
•
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
•
Operating ground lease assets and liabilities – the Company engaged third party valuation specialists to calculate the fair value of operating ground lease assets and liabilities based on the present value of future lease payments and an adjustment for the off-market component by comparing market to contract rent.
•
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
•
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
•
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

For the periods prior to the Merger, we present the results of operations for STORE Capital Corporation and its wholly owned subsidiaries (the “Predecessor”). For the periods after the Merger, we present the results of operations for STORE Capital LLC and its wholly owned subsidiaries (the “Successor”). The nine months ended September 30, 2023 (the “Combined Period”) include the results of operations for the Predecessor during the period of January 1, 2023 through February 2, 2023 and the results of operations for the Successor during the period February 3, 2023 through September 30, 2023.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of September 30, 2023, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, in order to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of September 30, 2023, our investment portfolio stood at approximately $14.7 billion, consisting of investments in 3,195 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding under, and terminated, our previous revolving credit facility agreement. Concurrently, we entered into a new unsecured credit agreement with a group of lenders, which initially provided for a senior unsecured revolving credit facility of up to $500.0 million. In March 2023, we entered into an amendment which increased our existing unsecured revolving credit facility by $150.0 million to an immediate borrowing availability of $650.0 million.

In October 2023, we entered into an amendment which increased our existing unsecured revolving credit facility by $28.9 million to an immediate borrowing availability of $678.9 million.

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

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $7.2 billion at September 30, 2023. The facility is recourse to us, and, as of September 30, 2023, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

Upon completion of the Merger, our public senior unsecured notes were assumed by STORE Capital LLC and as of September 30, 2023, we had an aggregate principal amount of $1.4 billion of underwritten public notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2023, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. The financial covenants of the privately placed notes are similar to our current unsecured revolving credit facility, and, as of September 30, 2023, we were in compliance with these covenants. Upon completion of the Merger, the unsecured private notes were assumed by STORE Capital LLC and we were required to offer to repurchase the remaining $300.0 million in aggregate principal amount of such privately placed notes. Following the closing of the repurchase offer period, in March 2023, we repurchased $185.6 million in aggregate principal amounts of such notes and recognized $4.8 million of accelerated amortization of debt discounts associated with the repurchase which is recorded as loss on extinguishment of debt on the condensed consolidated statements of operations. As of September 30, 2023, we had an aggregate principal amount of $114.4 million of privately placed notes outstanding.

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

In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding under, and terminated, both April 2022 term loans; we also paid a $0.7 million prepayment penalty at the time of repayment which is recorded as loss on extinguishment of debt on the condensed consolidated statements of operations. In addition, we repaid $130.0 million of outstanding borrowings on the December 2022 term loan at maturity. Concurrently, on February 3, 2023, we entered into an unsecured credit agreement with a group of lenders which provided for an unsecured, variable-rate term loan with initial borrowings of $600.0 million. In March 2023, we entered into an incremental amendment to our existing unsecured credit agreement, which provides for an increase to the term loan in an amount of $200.0 million for total term loan borrowings of $800.0 million.

In October 2023, we entered into an incremental amendment to our existing unsecured credit agreement, which provides for an increase to the term loan in an amount of $46.1 million for total term loan borrowings of $846.1 million.

The term loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. As of September 30, 2023, our spread was 1.25%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. Our seven existing cash flow hedges were redesignated to the new term loan and effectively convert the initial borrowings of $600.0 million on the variable-rate term loan to a fixed rate of 3.88% for the remaining term of the loan. In connection with the March 2023 amendment, we entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the March 2023 incremental borrowings to a fixed interest rate of 5.17% for the remaining term of the loan.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $2.3 billion as of September 30, 2023.

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

Borrowings outstanding under the secured term loan facility require monthly payments of interest at a floating-rate equal to one-month Term SOFR, plus a spread of 2.75%. Upon repayment of the secured term loan facility, we are subject to an exit fee equal to 1.0% of the amount repaid. In connection with entering into the secured term loan facility, we entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively converted a portion of the borrowings on the secured facility to a fixed interest rate of 7.60%. In August 2023, one of the interest rate swap agreements with a notional amount of $250.0 million matured. As of September 30, 2023, two interest rate swap agreements with an aggregate notional amount of $500.0 million remain outstanding and effectively convert a portion of the borrowings to a fixed interest rate of 7.60%.

In March 2023, we paid down the secured term loan facility by $515.0 million. In conjunction with the paydown, we paid a $5.15 million exit fee and recognized $3.5 million and $10.4 million of accelerated amortization of deferred financing costs and debt discounts, respectively, associated with the repayment. In May 2023, we paid down the secured term loan facility by an additional $525.0 million with the proceeds from the issuance of $528.0 million of STORE Master Funding Series 2023-1 notes. In conjunction with the paydown, we paid a $5.25 million exit fee and recognized $3.1 million and $9.2 million of accelerated amortization of deferred financing costs and debt discounts, respectively, associated with the repayment. The exit fees and accelerated amortization are recorded as a loss on extinguishment of debt on the condensed consolidated statements of operations.

In October 2023, we paid down the secured term loan facility by an additional $46.1 million with the proceeds from the October 2023 term loan borrowings. Following the October 2023 paydown, the outstanding principal amount of the secured term loan facility was $913.9 million.

The secured term loan facility is secured by a collateral pool of properties owned by our consolidated special purpose entities and is generally non-recourse to us, subject to certain customary limited exceptions. Collateral may be released upon repayments made on the secured term loan facility. As of September 30, 2023, the aggregate collateral pool securing the secured term loan facility was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $2.5 billion.

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

Non-recourse Secured Debt

As of September 30, 2023, approximately 32% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The aggregate outstanding principal amount of our secured mortgage notes payable was $2.7 billion as of September 30, 2023.

Debt Summary

As of September 30, 2023, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.0 billion, a weighted average maturity of 4.6 years and a weighted average interest rate of approximately 4.7%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2023:

			Gross Investment Portfolio Assets
			Special Purpose
	Outstanding		Entity		All Other
(In millions)	Borrowings		Subsidiaries		Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,630		$4,652		$—	$4,652
Other mortgage notes payable	112		251		—	251
Total non-recourse debt	2,742		4,903		—	4,903
Secured term loan facility	960	(a)	2,549	(a)	—	2,549
Total secured debt	3,702		7,452		—	7,452
Unsecured notes and term loans payable	2,339		—		—	—
Unsecured revolving credit facility	325		—		—	—
Total unsecured debt (including revolving credit facility)	2,664		—		—	—
Unencumbered real estate assets	—		5,738		1,533	7,271
Total debt	$6,366		$13,190		$1,533	$14,723

(a)
In October 2023, we paid down the secured term loan facility by $46.1 million and released $94.6 million of gross investment portfolio assets from collateralization. Following the October 2023 paydown, the outstanding principal amount of the secured term loan facility was $913.9 million.

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

For additional details and terms regarding these debt instruments, see Note 4 to the September 30, 2023 unaudited condensed consolidated financial statements.

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

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the Combined Period was $28.1 million less than the same period in 2022. The decrease is primarily driven by a $93.6 million increase in cash paid for interest in 2023 as compared to 2022, partially offset by additional rental revenue and interest income generated by the increase in size of our real estate portfolio. Our investments in real estate, loans and financing receivables during the Combined Period were $422.6 million less than the same period in 2022. During the Combined Period, our investments in real estate, loans and financing receivables were primarily funded with a combination of borrowings on our revolving credit facility and capital contributions from our members. The acquisition of STORE Capital was primarily funded with equity from our members and the issuance of the secured term loan facility. Investment activity during the same period in 2022 was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility, proceeds from the issuance of stock, proceeds from the sale of real estate properties and net proceeds received from our April 2022 term loan borrowings.

Our financing activities provided $10.8 billion of net cash during the Combined Period as compared to $423.3 million during the same period in 2022. Financing activities in 2023 include the $960.0 million of net secured term loan facility borrowings, the aggregate $800.0 million of bank term loans we entered into in February and March 2023, $528.0 million of STORE Master Funding Series 2023-1 notes issued in May 2023 and $185.6 million of aggregate debt repayments on our unsecured privately placed notes. Equity raises from our members totaled $8.8 billion and cash distributions totaled $340.0 million for the period from February 3, 2023 through September 30, 2023.

	Successor	Predecessor
(In thousands)	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022	Increase (Decrease)(a)
Net cash provided by operating activities	$413,953	$59,380	$501,446	$(28,113)
Net cash used in investing activities	(11,077,806)	(129,025)	(944,730)	(10,262,101)
Net cash provided by financing activities	10,724,077	67,988	423,325	10,368,740
Net increase (decrease) in cash, cash equivalents and restricted cash	$60,224	$(1,657)	$(19,959)	$78,526

(a)
Change represents the Combined Period compared to the nine months ended September 30, 2022.

As of September 30, 2023, we had liquidity of $51.3 million on our balance sheet. Management believes that our current cash balance, the $325.0 million of immediate borrowing capacity available as of September 30, 2023 on our unsecured revolving credit facility and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2023 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2023, our total investment in real estate and loans approximated $14.7 billion, representing investments in 3,195 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancellable remaining term of our leases was approximately 13.5 years.

Results of Operations

Overview

As of September 30, 2023, our real estate investment portfolio had grown to approximately $14.7 billion, consisting of investments in 3,195 property locations in 49 states, operated by 614 customers in various industries. Approximately 93% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 7% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our tenants’ other assets.

Three months ended September 30, 2023 and the Combined Period compared to the three and nine months ended September 30, 2022

	Successor	Predecessor		Successor	Predecessor
(In thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Increase (Decrease)	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022	Increase (Decrease)(a)
Total revenues	$262,179	$230,556	$31,623	$684,565	$81,184	$676,444	$89,305
Expenses:
Interest	98,866	48,519	50,347	267,771	19,080	138,426	148,425
Property costs	6,216	4,360	1,856	12,867	1,348	10,915	3,300
General and administrative	13,922	13,427	495	37,145	5,679	46,381	(3,557)
Merger-related	—	8,014	(8,014)	—	895	8,014	(7,119)
Depreciation and amortization	145,688	78,985	66,703	385,913	27,789	227,641	186,061
Provisions for impairment	6,570	6,750	(180)	18,926	—	12,962	5,964
Total expenses	271,262	160,055	111,207	722,622	54,791	444,339	333,074
Other (loss) income:
(Loss) gain on dispositions of real estate	(2,399)	(2,719)	320	(2,580)	97	17,013	(19,496)
Loss on extinguishment of debt	—	—	—	(42,153)	—	—	(42,153)
Income (loss) from non-real estate, equity method investments	—	985	(985)	—	—	(2,347)	2,347
(Loss) income before income taxes	(11,482)	68,767	(80,249)	(82,790)	26,490	246,771	(303,071)
Income tax expense	1,944	182	1,762	5,901	703	659	5,945
Net (loss) income	$(13,426)	$68,585	$(82,011)	$(88,691)	$25,787	$246,112	$(309,016)

(a)
Change represents the Combined Period compared to the nine months ended September 30, 2022.

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Excluding fair value adjustments resulting from the Merger, our real estate investment portfolio grew by approximately $1.1 billion in gross investment amount, representing 3,035 properties as of September 30, 2022 and 3,195 properties at September 30, 2023. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2023 on acquisitions that were made during 2022. Similarly, the full revenue impact of acquisitions made during the first nine months of 2023 will not be seen until the fourth quarter of 2023. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. During the Combined Period, we collected $0.5 million of lease termination fees primarily related to certain property sales, which are included in other income; we did not recognize any similar revenues during the three months ended September 30, 2023. Similarly, other income for the three and nine months ended September 30, 2022 included $35,000 and $4.8 million, respectively, of early termination fees primarily related to certain property sales. Additionally, during the three months ended September 30, 2023 and the Combined Period, amortization from lease intangibles recorded as a result of the Merger represented a net increase in revenue of $1.5 million and $3.9 million, respectively.

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

The following table summarizes our interest expense for the periods presented:

	Successor	Predecessor	Successor	Predecessor
(Dollars in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022
Interest expense - credit facility	$5,490	$1,131	$12,486	$2,697	$1,999
Interest expense - credit facility fees	332	306	839	110	910
Interest expense - secured and unsecured debt	71,812	45,014	194,638	15,799	130,351
Capitalized interest	(926)	(105)	(2,143)	(240)	(2,191)
Amortization of debt discounts, deferred financing costs and other	22,158	2,173	61,951	714	7,357
Total interest expense	$98,866	$48,519	$267,771	$19,080	$138,426

Credit facility:
Average debt outstanding	$429,739	$139,043	$355,688	$559,848	$142,432
Average interest rate during the period (excluding facility fees)	5.1%	3.3%	5.3%	5.3%	1.9%

Secured and unsecured debt:
Average debt outstanding	$6,054,460	$4,671,534	$6,134,040	$4,670,146	$4,491,247
Average interest rate during the period	4.7%	3.9%	4.8%	3.7%	3.9%

Interest expense associated with our secured and unsecured debt increased from 2022 as a result of the increased debt outstanding and increased interest rates. During the three months ended September 30, 2023, we had average secured and unsecured debt outstanding of $6.1 billion at a weighted average interest rate of 4.7% as compared to $4.7 billion at a weighted average interest rate of 3.9% during the same period in 2022. During the Combined Period, we had average secured and unsecured debt outstanding of $6.0 billion at a weighted average interest rate of 4.7% as compared to $4.5 billion at a weighted average interest rate of 3.9% during the nine months ended September 30, 2022. The primary driver of the increases in 2023 is the addition of $2.0 billion of secured, floating rate term loan facility borrowings in February 2023, which we paid down by $515.0 million in March 2023 and $525.0 million in May 2023. The weighted average interest rate of the secured term loan facility for the period outstanding in 2023 was 7.66%. Additionally, in May 2023, we issued $528.0 million of STORE Master Funding Series 2023-1 notes at a weighted average coupon rate of 6.44%.

Interest expense associated with our revolving credit facility increased from 2022 as a result of the increased interest rate and increased level of average borrowings outstanding on the revolver during 2023. As of September 30, 2023, we had $325.0 million of borrowings outstanding under our revolving credit facility.

Amortization of deferred financing costs and other in the three months ended September 30, 2023 and the Combined Period increased relative to the comparable period in 2022 due to the amortization of deferred financing costs associated with new debt issuances and amortization of debt discounts recorded as a result of purchase accounting.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2023, we owned 15 properties that were vacant and not subject to a lease and the lease contracts related to just 9 properties we own are due to expire during the remainder of 2023. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of September 30, 2023, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Nine Months Ended September 30, 2022
Property-level operating costs (a)	$4,449	$2,678	$8,236	$784	$6,058
Ground lease-related intangibles amortization expense	—	117	—	39	351
Operating ground lease payments made by STORE Capital	100	134	267	33	267
Operating ground lease payments made by STORE Capital tenants	512	511	1,364	185	1,548
Operating ground lease straight-line rent expense	262	211	670	55	617
Property taxes payable from tenant impounds	893	709	2,330	252	2,074
Total property costs	$6,216	$4,360	$12,867	$1,348	$10,915

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $13.9 million and $42.8 million for the three months ended September 30, 2023 and the Combined Period, respectively, as compared to $13.4 million and $46.4 million for the three and nine months ended September 30, 2022, respectively.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $79.0 million and $227.6 million for the three and nine months ended September 30, 2022, respectively, to $145.7 million and $413.7 million for the three months ended September 30, 2023 and the Combined Period, respectively. Depreciation and amortization also increased as a result of both the increase in the value of our real estate portfolio and shorter average remaining useful lives applied to the real estate portfolio as a result the Merger.

Provisions for Impairment

During the three months ended September 30, 2023 and the Combined Period, we recognized $5.5 million and $12.1 million, respectively, in provisions for the impairment of real estate and $1.1 million and $6.8 million, respectively, in provisions for credit losses related to our loans and financing receivables. The provisions for credit losses recorded in the Combined Period include $4.4 million recorded as a result of the Merger as required by ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. During the three and nine months ended September 30, 2022, we recognized $6.8 million and $13.3 million, respectively, in provisions for the impairment of real estate and for the nine months ended September 30, 2022 had a reduction of $0.3 million in provisions for credit losses related to our loans and financing receivables.

(Loss) Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended September 30, 2023 we recognized a $2.4 million aggregate net loss on the sale of two properties. In comparison, during the three months ended September 30, 2022, we recognized a $2.7 million aggregate net loss on the sale of 27 properties. During the Combined Period, we recognized a $2.5 million aggregate net loss on the sale of 13 properties as compared to an aggregate net gain of $17.0 million on the sale of 51 properties for the comparable period in 2022.

Loss on Extinguishment of Debt

During the Combined Period, we recognized losses on the extinguishment of debt of $42.2 million, associated with the partial prepayments made on the secured term loan facility and unsecured term notes during the period. No such losses were recorded in the three months ended September 30, 2023 or in 2022.

Net (Loss) Income

For the three months ended September 30, 2023 and the Combined Period, our net loss was $13.4 million and $62.9 million, respectively, reflecting a decrease from net income of $68.6 million and $246.1 million, respectively, for the comparable periods in 2022. The change in net (loss) income for the three months ended September 30, 2023 is primarily comprised of increases in depreciation and amortization and interest expense, offset by increases resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income. The change in net (loss) income for the Combined Period is primarily comprised of increases in depreciation and amortization, interest expense, loss on extinguishment of debt and a decrease in the net gain on disposition of real estate, offset by increases resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At September 30, 2023, the majority of our debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average debt maturity was approximately 4.6 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with fixed‑rate debt. In addition, when that debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), first announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR. Subsequently, the Alternative Reference Rates Committee, or ARRC, identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts. On March 5, 2021, the FCA announced that U.S. Dollar (USD) LIBOR would no longer be published after June 30, 2023. This latest announcement had several implications, including setting the spread that may be used to automatically convert contracts from USD LIBOR to SOFR. Additionally, banking regulators encouraged banks to discontinue new LIBOR debt issuances by December 31, 2022. At September 30, 2023, the Company does not have any LIBOR-based borrowings outstanding.

See our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2023 our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness as of September 30, 2023 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2023, we did not purchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than the preferred and common units issued to our members.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
As a result of the Merger, the Company’s equity securities are no longer publicly traded, and the Company’s officers and directors do not own any Company equity securities. Accordingly, during the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

STORE CAPITAL LLC
(Registrant)

Date: November 3, 2023	By:	/s/ Ashley A. Dembowski
Ashley A. Dembowski
Senior Vice President – Chief Accounting Officer and Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)