Form 10-K
period 2023-12-31
STORE CAPITAL LLC
filed 2024-03-15
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☒

Note: The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2023, none of the voting stock of the registrant was held by non-affiliates.

As of March 8, 2024 there were 1,125 units of equity outstanding.

PART I

In this Annual Report on Form 10-K, or this Annual Report, references to “we,” “us,” “our,” “the Company,” “STORE” or “STORE Capital,” are references to STORE Capital Corporation, a Maryland corporation, prior to, and to STORE Capital LLC, a Delaware limited liability company, upon and following the completion of the Merger, and references to the “Merger” are references to the Merger as defined in Item 1 below.

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
•
the performance and financial condition of our customers;
•
real estate acquisition risks, including our ability to identify and complete acquisitions and/or failure of such acquisitions to perform in accordance with projections;
•
the competitive environment in which we operate;
•
decreased rental rates or increased vacancy rates;
•
potential defaults (including bankruptcy or insolvency) on, or non-renewal of, leases by customers;
•
our ability to raise debt capital on attractive terms;
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

Item 1. BUSINESS

The Merger

On September 15, 2022, STORE Capital Corporation, a Maryland corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and funds managed by Blue Owl Capital. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”) and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to “we”, the “Company,” “STORE,” or “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

Overview

General. STORE is an internally managed net-lease real estate investment trust, or REIT, that is a leader in the acquisition, investment and management of Single Tenant Operational Real Estate, or "STORE Properties", which is our target market and the inspiration for our name. A STORE Property is a real property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Our portfolio is highly diversified and our customers operate across a wide variety of industries within the service, service-oriented retail and manufacturing sectors of the U.S. economy.

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

The Net-Lease Model and Sustainability. STORE is a net-lease REIT. Accordingly, we acquire STORE Properties from business owners, and then lease the properties back to the business owners under net-leases, substantially all of which are triple-net. Under a triple-net lease, our customer (the tenant) is solely responsible for operating the business conducted at the property subject to the lease, keeping the property and improvements in good order and repair, remodeling and updating the building as it deems appropriate to maximize business value, and paying the insurance, property taxes and other property-related expenses. Under the triple-net lease model, therefore, STORE is not a real estate operator; rather, we provide real estate financing solutions to customers seeking a long-term, more efficient cost alternative to real estate ownership. Following our acquisition of a property, it is our customer, and not STORE, that controls the property, including with respect to decisions as to when and how to implement environmentally sustainable practices at a given property.

Our Corporate Responsibility. We define success by our ability to make a positive difference for all of our stakeholders. STORE’s beginning was inspired by our belief that we could make a positive difference for real estate intensive businesses across the U.S. by delivering innovative and superior real estate capital solutions. That belief has guided our efforts to bring much needed capital and liquidity opportunities to middle-market and larger businesses which, in turn, have brought value creation and growth to our customers, owners and employees. For our many customers, STORE’s real estate lease solutions have contributed to their prospects for wealth creation and to their ability to grow, create jobs and contribute to many communities across the country. In turn, meeting the needs of our customers provides an extraordinary investment opportunity that we believe creates sustainable long-term wealth. We are committed to operating our business responsibly, guarding our valuable reputation and creating long-term and sustainable value for our company through a robust business model and attentiveness to our stakeholders. STORE is committed to playing an important role for middle-market and larger companies across the U.S. in order to help them succeed, while making a positive impact on our collective communities, both today and for future generations.

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

Our customers typically have the choice either to own or to lease the real estate they use in their businesses. They choose to lease for various reasons, including the potential to lower their cost of capital, as leasing supplants traditional financing options that tie up the equity in their real estate. Leasing is also viewed as an attractive alternative to our customers because it generally locks in scheduled payments, at lower levels and for longer periods, than traditional financing options; these factors are viewed favorably relative to the amounts funded.

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

•
Investment Origination. A STORE hallmark is our ability to directly market our real estate lease solutions to middle-market and larger companies nation-wide, utilizing a team of experienced relationship managers.
•
Investment Underwriting. Our investment underwriting approach centers on evaluations of unit-level and corporate-level financial performance, together with detailed real estate valuation assessments, which is reflective of the characteristics of the STORE Property asset class.
•
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

•
Portfolio Management. Net-lease real estate investing requires active management of the investment portfolio to realize superior risk-adjusted rates of return. STORE monitors unit-level profit and loss statements, customer corporate financial statements and the timely payment of property taxes and insurance in order to evaluate portfolio quality.

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

Our environmental initiatives and partnerships focus on energy savings and carbon footprint reduction in our customers’ facilities. As we are a triple-net lease REIT, without direct control of physical locations, our primary strategy includes educating ourselves and our customers on evolving environmental strategies, soliciting feedback, and gathering environmental data from our customers. This includes developing relationships between our customers and vendors of sustainability solutions, and supporting our tenants in their implementation of sustainability programs including energy efficiency and carbon reduction programs.

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

•
We seek to foster a diverse and vibrant workplace of individuals who possess a broad range of experiences, backgrounds and skills, starting at the top.
•
We empower our employees through employee-run engagement committees that develop and influence new employee onboarding, personal growth and professional development programs, company social and team-building events and health and wellness programs.
•
We actively support charitable organizations that promote education and social well-being and we encourage our employees to personally volunteer with organizations that are meaningful to them.
•
We seek to identify future leaders and equip them with the tools for management roles within our Company.

As of December 31, 2023, we had 121 full-time employees, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including, but not limited to, traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices).

Regulations and Requirements

Our properties are subject to various laws and regulations, including regulations relating to fire and safety requirements, as well as affirmative and negative contractual covenants and, in some instances, common area obligations. We believe that each of our customers has the necessary permits and approvals to operate and conduct their businesses on our properties. Moreover, our properties are subject to Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the

“ADA”). Our customers have primary responsibility for complying with these regulations and other requirements pursuant to our lease and loan agreements; however, we may have liability in certain circumstances if our tenants do not comply with such laws and regulations. As of January 31, 2024, we are not aware of any ADA non-compliance that we believe would have a material adverse effect on the results of our operations.

Additionally, our properties are subject to environmental laws and regulations, which may give rise to liabilities related to the presence, handling or discharge of hazardous materials that may emanate from properties that we purchase, regardless of fault. We mitigate the possible liabilities from such laws and regulations by undertaking extensive environmental due diligence and by entering into leases with the sellers of our properties, pursuant to which the sellers agree to certain covenants and indemnities that typically require the sellers to comply with applicable environmental laws and regulations and remediate or take other corrective action should any environmental issues arise. We believe the cost of capital expenditures related to environmental liabilities will not have a material impact on the results of our operations, as such costs are typically borne by the sellers, previous owners, and tenants of our properties.

About Us

STORE Capital Corporation was incorporated under the laws of Maryland on May 17, 2011. STORE Capital LLC, the successor by merger to STORE Capital Corporation was formed under the laws of Delaware on August 30, 2022. Our offices are located at 8377 E. Hartford Drive, Suite 100, Scottsdale, Arizona 85255. We currently lease approximately 34,500 square feet of office space from an unaffiliated third party. Our telephone number is (480) 256-1100 and our website is www.storecapital.com.

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

If any of our customers struggle financially, they may decline to extend or renew their leases, miss rental payments or declare bankruptcy. Claims for unpaid future rent are rarely paid in full and are subject to statutory limitations that would likely cause us to receive rental revenues substantially below the contractually specified rent. We are often subject to this risk because our triple-net leases generally involve a single tenant, but this risk is magnified when we lease multiple properties to a single customer under a master lease. Federal bankruptcy laws may prohibit us from evicting bankrupt customers solely upon bankruptcy, and we may not recover the premises promptly from the tenant or from a trustee or debtor-in-possession in bankruptcy proceedings. We may also be unable to re-lease a terminated or rejected space on comparable terms, or at all, or sell a vacant space upon a customer’s bankruptcy. We will be responsible for all of the operating costs at vacant properties until they are sold or re-let.

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
•
Our ability to grow requires that we overcome many customers’ preference to own, rather than lease, their real estate and convince customers that it is in their best interests to lease, rather than own, their properties, either of which we may not be able to accomplish.
•
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

To the extent state taxing authorities treat us as a “captive” REIT, our state income tax obligations may increase and we will be required to calculate deferred income taxes attributable to temporary differences between tax and financial reporting.

Following the Merger, the Company's new ownership structure and status as a privately held REIT caused multiple state income tax jurisdictions to view the Company as a “captive” REIT, a term which generally refers to a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single entity treated as an association taxable as a corporation. Within the jurisdictions where the Company is treated as a captive REIT, the dividends paid deduction may be disallowed, resulting in state income tax liabilities to which the Company was not previously subject when it was publicly traded. Based on the projected increase in income tax liabilities related to STORE Capital's new status as a captive REIT in multiple state tax jurisdictions, the Company, in addition to its existing obligation to compute current income tax expense, is now in a position where it needs to calculate deferred income taxes attributable to its temporary differences. While current income taxes are based upon the current period's income taxable for state tax reporting purposes, deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the U.S. generally accepted accounting principles (“GAAP”) and tax basis of assets and liabilities that could result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The additional tax liability may impact the operations of the business.

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

The credit ratings assigned to us and our debt, which are subject to ongoing evaluation by the rating agencies who have published them, could change based upon, among other things, our historical and projected business, prospects, liquidity, results of operations and financial condition, or the real estate industry generally. If any credit rating agency downgrades or lowers our credit rating, places any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates a negative outlook for that rating, it could materially adversely affect the market price of our debt securities, as well as our costs and availability of debt capital.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. Our board of directors is actively involved in oversight of our Company’s risk management, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are fully integrated into our risk management approach and are based on recognized frameworks established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework. In general, our Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents if they occur.

Risk Management and Strategy

As one of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance” below, our board of directors’ oversight of cybersecurity risk management is supported by our Senior Vice President of Information Technology, who leads our cybersecurity team, which is responsible for publishing cybersecurity policies and standards, conducting annual risk assessments and ensuring our compliance.

Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that would provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware functionality and access controls, which are evaluated and improved through vulnerability assessments, audits and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have established and maintained comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. Further, we perform ongoing phishing simulations to help employees recognize, avoid and report potential threats that could compromise critical business data and systems. Additional mandatory training is provided to employees who engage in potentially compromising activities during these simulations.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We may engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to those charged with governance by our Senior Vice President of Information Technology, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these activities.

Governance

Our board of directors oversees our risk management approach, including the management of risks arising from cybersecurity threats. Our board of directors receives periodic presentations and reports on cybersecurity risks, which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our board of directors also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a periodic basis, our board of directors discusses our Company’s approach to cybersecurity risk management with management.

Our board of directors, in connection with management led by our Senior Vice President of Information Technology, work collaboratively across our Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout our Company are deployed to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, our board of directors monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real-time and report such threats and incidents to management when appropriate.

Our Senior Vice President of Information Technology has served in his role since January 2020 and has managed STORE’s Information Technology department since joining the Company in January of 2015. In these roles, he has been instrumental in the evolution and implementation of our business systems and technical infrastructure as well as the development and enforcement of Sarbanes-Oxley (SOX) compliance processes and reporting. Prior to joining STORE, he was the Chief Information Officer for Southwest Network, a non-profit organization for mental and behavioral health services serving the greater Phoenix, Arizona community. He has over 35 years of experience in the information technology industry serving in several technical and leadership positions.

Cybersecurity Threats

As of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats have had or are reasonably likely to have a material effect on us, our business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

As of December 31, 2023, our total investment in real estate and loans was approximately $14.7 billion, representing investments in 3,206 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancelable remaining term of our leases was approximately 13.7 years.

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

In 2019, the Financial Accounting Standards Board issued ASU 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year Annual Report, we include disclosures on our cash flows and results of operations for fiscal year 2023 versus 2022 only. For discussion of our fiscal year 2022 compared to our fiscal year 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended December 31, 2022.

The Merger

On September 15, 2022, STORE Capital Corporation, a Maryland corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and funds managed by Blue Owl Capital. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”) and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

Following the Merger, we are a Delaware limited liability company organized as an internally managed real estate investment trust, or REIT. As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all our taxable income to our members and meet other requirements.

For the periods prior to the Merger, we present the results of operations for STORE Capital Corporation and its wholly owned subsidiaries (the “Predecessor”). For the periods after the Merger, we present the results of operations for STORE Capital LLC and its wholly owned subsidiaries (the “Successor”). The twelve months ended December 31, 2023 (the “Combined Period”) include the results of operations for the Predecessor during the period of January 1, 2023 through February 2, 2023 and the results of operations for the Successor during the period February 3, 2023 through December 31, 2023.

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

All the real estate we acquire is held by our wholly or majority owned subsidiaries, many of which are special purpose bankruptcy remote entities formed to facilitate the financing of our real estate. We predominantly acquire our single‑tenant properties directly from our customers in sale‑leaseback transactions where our customers sell us their operating properties and then simultaneously enter into long‑term triple‑net leases with us to lease the properties back. Accordingly, our properties are fully occupied and under lease from the moment we acquire them.

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of December 31, 2023, approximately 98% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of December 31, 2023, our investment portfolio was approximately $14.7 billion, consisting of investments in 3,206 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Financing Strategy

Our debt capital is initially provided on a short-term, temporary basis through a multi-year, variable‑rate unsecured revolving credit facility with a group of banks. We manage our long-term leverage position through the strategic and economic issuance of long-term fixed-rate debt on both a secured and unsecured basis. By matching the expected cash inflows from our long‑term real estate leases with the expected cash outflows of our long‑term fixed‑rate debt, we “lock in”, for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. By locking in this difference, or spread, we seek to reduce the risk that increases in interest rates would adversely impact our profitability. In addition, we use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We also ladder our debt maturities in order to minimize the gap between our free cash flow (which we define as our cash from operations less distributions) and our annual debt maturities.

Unsecured Revolving Credit Facility

In connection with the completion of the Merger on February 3, 2023, we repaid in full all amounts outstanding under, and terminated, our previous revolving credit facility agreement. Concurrently, we entered into a new unsecured credit agreement with a group of lenders, which initially provided for a senior unsecured revolving credit facility of up to $500.0 million. In March, October and December 2023, we entered into incremental amendments that increased our existing unsecured revolving credit facility by a total of $253.9 million, so that, as of December 31, 2023, we had borrowing capacity under our unsecured revolving credit facility of up to $753.9 million.

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

In May 2023, we entered into two interest rate swap agreements with an aggregate notional amount of $325.0 million that effectively convert a portion of the outstanding borrowings on the unsecured revolving credit facility to an all-in fixed rate of 4.524%. In November 2023, we entered into four additional interest rate swap agreements with an aggregate notional amount of $330.0 million which were initially designated to our unsecured revolving credit facility and redesignated to our $592.5 million term loan upon issuance in December 2023 (as further discussed below). Additionally, in December 2023, we entered into one additional interest rate swap agreement with a notional amount of $50.0 million. As of December 31, 2023, three interest rate swaps with an aggregate notional amount of $375.0 million remain designated to our unsecured revolving credit facility and effectively convert the outstanding borrowings to an all-in fixed rate of 4.595%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $9.9 billion at December 31, 2023. The facility is recourse to us, and, as of December 31, 2023, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

Upon completion of the Merger, our public senior unsecured notes were assumed by STORE Capital LLC and as of December 31, 2023, we had an aggregate principal amount of $1.4 billion of public senior unsecured notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2023, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, our unsecured long-term debt had been issued through the private placement of notes to institutional investors. Upon the completion of the Merger, the unsecured private notes were assumed by STORE Capital LLC and we were required to offer to repurchase the remaining $300.0 million in aggregate principal amount of such privately placed notes. Following the closing of the repurchase offer period, in March 2023 we repurchased $185.6 million in aggregate principal amounts of such notes and recognized $4.8 million of accelerated amortization of debt discounts associated with the repurchase which is recorded as loss on extinguishment of debt on the consolidated statements of operations. As of December 31, 2023, we had an aggregate principal amount of $114.4 million of privately placed notes outstanding. The financial covenants of the privately placed notes are similar to those in our current unsecured revolving credit facility, and, as of December 31, 2023, we were in compliance with these covenants.

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

In connection with the completion of the Merger on February 3, 2023, we repaid all amounts outstanding under, and terminated, both April 2022 term loans; we also paid a $0.7 million prepayment penalty at the time of repayment which is recorded as loss on extinguishment of debt on the consolidated statements of operations. In addition, we repaid $130.0 million of outstanding borrowings on the December 2022 term loan at maturity. Concurrently, on February 3, 2023, we entered into an unsecured credit agreement with a group of lenders which provided for an unsecured, variable-rate term loan with initial borrowings of $600.0 million. In March, October and December 2023, we entered into incremental amendments to this credit agreement which enabled us to borrow an additional $321.1 million of the same class of notes, so that, as of December 31, 2023, we had total term loan borrowings of $921.1 million.

The term loan with respect to this class of notes matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. As of December 31, 2023, our spread was 1.25%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met.

Our seven existing interest rate swap agreements were redesignated to the new term loan and effectively convert the initial borrowings of $600.0 million on the variable-rate term loan to a fixed rate of 3.88% for the remaining term of the loan. In connection with each amendment, we entered into interest rate swap agreements to convert the incremental borrowings to fixed interest rates. In March 2023, we entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the incremental borrowings to a fixed interest rate of 5.17% for the remaining term of the loan. In November 2023, we entered into two interest rate swap agreements with a notional amount of $46.1 million that effectively converts the incremental borrowings to a fixed rate of 5.63% for the remaining term of the loan. In December 2023, we entered into one interest rate swap agreement with a notional amount of $75.0 million that effectively converts the incremental borrowings to a fixed rate of 5.08% for the remaining term of the loan. As of December 31, 2023, the all-in fixed rate of the term loan is 4.3469%.

In December 2023, we amended our existing credit agreement to increase the capacity for all revolving commitments and term loans under the agreement from $2.5 billion of up to $3.2 billion. In addition, all lenders included in the agreement consented to the incurrence of future incremental term loans under the agreement that mature earlier or that have a weighted average life to maturity shorter than the classes of term loans and revolving commitments outstanding prior to the effectiveness of such amendment.

Upon effectiveness of this amendment, we entered into incremental agreements pursuant to which we borrowed an additional unsecured, variable-rate term loan in the aggregate principal amount of $592.5 million. The term loan with respect to this second class of notes has an initial maturity of July 2026, two 12-month extension options and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on our consolidated total leverage ratio as defined in the credit agreement. As of December 31, 2023, our spread was 1.35%. In connection with the incremental amendment, four of our existing interest rate swap agreements with an aggregate notional amount of $330.0 million were redesignated from the unsecured revolving credit facility to the term loan. Additionally, in December 2023, we entered into two additional interest rate swap agreements with an aggregate notional amount of $262.5 million. As of December 31, 2023, the all-in fixed rate of the term loan is 5.4520%.

In January 2024, we entered into an incremental amendment of the existing credit agreement pursuant to which we borrowed additional amounts with respect to the second class of notes in the aggregate principal amount of $135.0 million for total outstanding term loan borrowings with respect to this second class of notes of $727.5 million. We also entered into one interest rate swap agreement with a notional amount of $135.0 million which effectively converts the total incremental borrowings to a fixed rate of 5.01%.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $3.1 billion as of December 31, 2023 and the following is a summary, by year, of the scheduled payments of both principal and interest for these notes (in thousands).

								Total Senior Unsecured
	Public Notes		Term Loans			Other Unsecured Notes		Term Debt
	Principal	Interest	Principal		Interest	Principal	Interest	Principal	Interest
2024	$—	$51,687	$—		$72,381	$32,400	$5,435	$32,400	$129,503
2025	—	51,688	—		73,347	—	3,879	—	128,914
2026	—	51,687	592,500	(a)	59,798	82,000	1,368	674,500	112,853
2027	—	51,688	921,100		16,460	—	—	921,100	68,148
2028	350,000	39,175	—		—	—	—	350,000	39,175
2029	350,000	23,123	—		—	—	—	350,000	23,123
2030	350,000	18,600	—		—	—	—	350,000	18,600
2031	375,000	9,281	—		—	—	—	375,000	9,281
Total	$1,425,000	$296,929	$1,513,600		$221,986	$114,400	$10,682	$3,053,000	$529,597

(a)
In January 2024, we borrowed an additional term loan in an aggregate principal amount of $135.0 million for total outstanding borrowings with respect to this second class of notes of $727.5 million.

Secured Term Loan Facility

On February 3, 2023, in connection with the completion of the Merger, we along with certain of our consolidated special purpose entities entered into a credit agreement which provided for a secured term loan of $2.0 billion. The secured term loan facility was set to mature in February 2025 and included two six-month extension options, subject to certain conditions and the payment of a 0.25% extension fee. The secured term loan facility was secured by a collateral pool of properties owned by our consolidated special purpose entities and was generally non-recourse to us, subject to certain customary limited exceptions. Collateral was released upon repayments made on the secured term loan facility. The secured term loan facility was guaranteed by the Company.

Borrowings outstanding under the secured term loan facility required monthly payments of interest at a floating-rate equal to one-month Term SOFR, plus a spread of 2.75%. Upon repayment of the secured term loan facility, we were subject to an exit fee equal to 1.0% of the amount repaid. In connection with entering into the secured term loan facility, we entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively converted a portion of the borrowings on the secured facility to a fixed interest rate of 7.60%. As of December 31, 2023, two of the interest rate swaps had matured and the third was cancelled in conjunction with the final repayment of the secured term loan facility.

In March, May, October and November 2023, we paid down the secured term loan facility by $515.0 million, $525.0 million, $46.1 million and $205.8 million, respectively. In December 2023, we paid off the remaining $708.1 million, which constituted repayment in full of all indebtedness, liabilities and other obligations outstanding under, and terminated, the credit agreement. In conjunction with the paydowns, we paid exit fees totaling $20.0 million and recognized accelerated amortization of deferred financing costs and debt discount totaling $10.6 million and $31.8 million, respectively. The exit fees and accelerated amortization are included in the loss on extinguishment of debt on the consolidated statements of operations.

Non-recourse Secured Debt

As of December 31, 2023, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in two classes, Class A and Class B. At the time of issuance, the Class A notes generally represent approximately 70% of the appraised value of the underlying real estate collateral owned by the issuing subsidiaries and are currently rated AAA or AA by S&P Global Ratings. In May 2023, our consolidated special purpose entities issued Series 2023-1 of net lease mortgage notes under the STORE Master Funding debt program consisting of $528.0 million of 5-year notes issued in two Class A tranches with a weighted average coupon rate of 6.44%. In connection with the issuance, we repaid $525.0 million in aggregate principal amount of indebtedness on the secured term loan facility.

The aggregate outstanding principal amount of our secured mortgage notes payable was $2.7 billion as of December 31, 2023 and the scheduled maturities, including balloon payments, and scheduled interest payments on our aggregate secured mortgage notes payable are as follows (in thousands):

	STORE Master Funding
	Non-recourse Net-lease Mortgage Notes			Other Non-recourse Mortgage Notes			Total Non-recourse Mortgage Notes
	Principal	Balloons (a)	Interest	Principal	Balloons	Interest	Principal	Balloons	Interest
2024	$22,315	$185,469	$111,299	$2,231	$8,329	$5,058	$24,546	$193,798	$116,357
2025	20,122	256,612	96,966	2,295	—	4,794	22,417	256,612	101,760
2026	18,719	279,014	91,204	1,649	53,128	3,615	20,368	332,142	94,819
2027	10,917	460,472	76,275	945	—	2,074	11,862	460,472	78,349
2028	4,604	763,615	38,385	987	—	2,033	5,591	763,615	40,418
Thereafter	16,770	586,211	116,657	5,327	36,044	3,269	22,097	622,255	119,926
Total	$93,447	$2,531,393	$530,786	$13,434	$97,501	$20,843	$106,881	$2,628,894	$551,629

(a)
Debt is prepayable, without penalty, 24 or 36 months prior to scheduled maturity.

Debt Summary

As of December 31, 2023, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.2 billion, a weighted average maturity of 4.7 years and a weighted average interest rate of 4.3%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2023:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,625	$4,654	$—	$4,654
Other mortgage notes payable	111	251	—	251
Total non-recourse secured debt	2,736	4,905	—	4,905
Unsecured notes and term loans payable	3,053	—	—	—
Unsecured revolving credit facility	375	—	—	—
Total unsecured debt (including revolving credit facility)	3,428	—	—	—
Unencumbered real estate assets	—	8,569	1,328	9,897
Total	$6,164	$13,474	$1,328	$14,802

Our decision to use either senior unsecured term debt, STORE Master Funding or other non‑recourse traditional mortgage loan borrowings depends on our view of the most strategic blend of unsecured versus secured debt that is needed to maintain our targeted level of overall corporate leverage as well as on borrowing costs, debt terms, debt flexibility and the tenant and industry diversification levels of our real estate assets. Our acquisition of real estate assets will increase our financial flexibility by providing us with additional assets that can support senior unsecured financing or that can serve as substitute collateral for existing debt. Should market factors, which are beyond our control, adversely impact our access to these debt sources at economically feasible rates, our ability to grow through additional real estate acquisitions will be limited to any undistributed amounts available from our operations and equity contributions from our members.

For additional details and terms regarding these debt instruments, see Note 4 to the December 31, 2023 consolidated financial statements.

Equity

STORE Capital Corporation historically accessed the equity markets in various ways. As part of these efforts, it established “at the market” equity distribution programs, or ATM programs, pursuant to which, from time to time, it could offer and sell registered shares of common stock through a group of banks acting as sales agents. Most recently, in November 2020, STORE Capital Corporation established a $900.0 million ATM program (the “2020 ATM Program”). For the period from January 1, 2023 to February 2, 2023, there were no common stock issuances under the 2020 ATM Program. The 2020 ATM Program was terminated upon the closing of the Merger.

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

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the Combined Period was $30.0 million less than the same period in 2022. The decrease is primarily driven by a $118.0 million increase in cash paid for interest in 2023 as compared to 2022, partially offset by additional rental revenue and interest income generated by the increase in size of our real estate portfolio. During the Combined Period, our investments in real estate, loans and financing receivables were primarily funded with a combination of borrowings on our revolving credit facility and capital contributions from our members. The acquisition of STORE Capital was primarily funded with equity from our members and the proceeds of the secured term loan facility. investment activity during the same period in 2022 was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility, net proceeds received from our term loan borrowings, proceeds from the issuance of stock and proceeds from the sale of real estate properties.

Our financing activities provided $10.9 billion of net cash during the Combined Period as compared to $648.4 million during the same period in 2022. Financing activities in 2023 included the aggregate $1.5 billion of bank term loans we entered into throughout the year and the $528.0 million of STORE Master Funding Series 2023-1 notes issued in May 2023 offset by $185.6 million of aggregate debt repayments on our unsecured privately placed notes. Equity raises from our members totaled $9.3 billion and cash distributions totaled $510.0 million for the period from February 3, 2023 through December 31, 2023.

	Successor	Predecessor
(In thousands)	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Increase (Decrease)(a)
Net cash provided by operating activities	$585,027	$59,380	$674,415	$(30,008)
Net cash used in investing activities	(11,178,772)	(129,025)	(1,353,096)	(9,954,701)
Net cash provided by financing activities	10,843,972	67,988	648,436	10,263,524
Net change in cash, cash equivalents and restricted cash	$250,227	$(1,657)	$(30,245)	$278,815

(a)
Change represents the Combined Period compared to the year ended December 31, 2022.

As of December 31, 2023, we had liquidity of $239.5 million on our balance sheet. Management believes that our current cash balance, the $378.9 million of immediate borrowing capacity available as of December 31, 2023 on our unsecured revolving credit facility, and cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2023 consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

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

Accounting for Real Estate Investments

Classification and Cost

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of our lease contracts allow our customers the option, at their election, to purchase the leased property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost, as defined in the lease contracts). Subsequent to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)(“ASC Topic 842”) on January 1, 2019, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract which contains a purchase option, we will account for such an acquisition as a financing arrangement and record the investment in loans and financing receivables on the consolidated balance sheet.

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

Accounting for the Merger

The Merger was accounted for using the asset acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets purchased and the liabilities assumed. The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the Closing Date. The methodology used to estimate the fair values to apply purchase accounting includes significant and highly subjective assumptions including capitalization rates, market rents, expected future cash flows and discount rates for real estate investment valuation and market interest rates for long-term debt valuation.

Results of Operations

Overview

As of December 31, 2023, our real estate investment portfolio had grown to approximately $14.7 billion, consisting of investments in 3,206 property locations in 49 states. Approximately 93% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 7% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our customers’ other assets.

Combined Period 2023 Compared to Year Ended December 31, 2022

	Successor	Predecessor
(In thousands)	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Increase (Decrease)
Total revenues	$951,900	$81,184	$910,172	$122,912
Expenses:
Interest	362,605	19,080	189,549	192,136
Property costs	16,873	1,348	14,696	3,525
General and administrative	55,035	5,679	62,555	(1,841)
Merger-related	—	895	12,248	(11,353)
Depreciation and amortization	533,637	27,789	308,084	253,342
Provisions for impairment	25,265	—	16,428	8,837
Total expenses	993,415	54,791	603,560	444,646
Other (loss) income:
(Loss) gain on dispositions of real estate	(6,680)	97	19,224	(25,807)
Loss on extinguishment of debt	(67,897)	—	—	(67,897)
Income from non-real estate, equity method investments	—	—	2,949	(2,949)
(Loss) income before income taxes	(116,092)	26,490	328,785	(418,387)
Income tax expense	22,567	703	884	22,386
Net (loss) income	(138,659)	25,787	327,901	(440,773)
Less: Net loss attributable to noncontrolling interests	(60)	—	—	(60)
Net (loss) income attributable to controlling interests	$(138,599)	$25,787	$327,901	$(440,713)

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from 3,084 properties as of December 31, 2022 to 3,206 properties at December 31, 2023 and by approximately $724.9 million in gross investment amount, excluding fair value adjustments resulting from the Merger, to total real estate investments of $14.7 billion. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2023 on acquisitions that were made during 2022. Similarly, the full revenue impact of acquisitions made during 2023 will not be seen until 2024. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth. Additionally, during the Combined Period, amortization from lease intangibles recorded as a result of the Merger represented a net increase in rental revenue of $5.5 million.

During the Combined Period and 2022, we collected $0.5 million and $5.1 million, respectively, in lease termination fee income, primarily related to certain property sales, which are included in other income. Other income for the Combined Period also includes $3.6 million of interest income generated on bank cash holdings.

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

Interest Expense

We fund the growth in our real estate investment portfolio primarily with members’ contributions, net proceeds from sales of real estate and net proceeds from issuances of debt.

The following table summarizes our interest expense for the periods presented:

	Successor	Predecessor
(Dollars in thousands)	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Interest expense - credit facility	$18,640	$2,697	$6,218
Interest expense - credit facility fees	1,190	110	1,217
Interest expense - secured and unsecured debt	262,840	15,799	174,911
Capitalized interest	(2,895)	(240)	(2,306)
Amortization of debt discounts, deferred financing costs and other	82,830	714	9,509
Total interest expense	$362,605	$19,080	$189,549

Credit facility:
Average debt outstanding	$390,816	$559,848	$196,627
Average interest rate during the period (excluding facility fees)	5.2%	5.3%	3.2%

Secured and unsecured debt:
Average debt outstanding	$6,073,933	$4,670,146	$4,526,992
Average interest rate during the period	4.7%	3.7%	3.9%

Interest expense associated with our secured and unsecured debt increased from 2022 as a result of the increased debt outstanding and increased interest rates. During the Combined Period, we had average secured and unsecured debt outstanding of $5.9 billion at a weighted average interest rate of 4.7% as compared to $4.5 billion at a weighted average interest rate of 3.9% during the comparable period in 2022. The primary driver of the increases in 2023 is the addition of $2.0 billion of secured, floating rate term loan facility borrowings in February 2023, which we paid down throughout 2023 and paid off in full in December 2023. The weighted average interest rate of the secured term loan facility for the period outstanding in 2023 was 7.68%. Additionally, in May 2023, we issued $528.0 million of STORE Master Funding Series 2023-1 notes at a weighted average coupon rate of 6.44%.

Interest expense associated with our revolving credit facility increased from 2022 as a result of the increased interest rate and increased level of average borrowings outstanding on the revolver during 2023. During the Combined Period, we had average borrowings outstanding on the revolving credit facility of $406.1 million at a weighted average interest rate of 5.2% as compared to $196.6 million average borrowings outstanding at a weighted average interest rate of 3.2% during the comparable period in 2022. As of December 31, 2023, we had $375.0 million of borrowings outstanding under our revolving credit facility.

Amortization of deferred financing costs and other during the Combined Period increased relative to the comparable period in 2022 due to the amortization of deferred financing costs and debt discounts associated with new debt issuances and amortization of debt discounts recorded as a result of purchase accounting.

Property Costs

Approximately 98% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2023, we owned 24 properties that were vacant and not subject to a lease and the lease contracts related to just 26 properties we own are due to expire during 2024. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of December 31, 2023, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Property-level operating costs (a)	$10,301	$784	$7,826
Ground lease-related intangibles amortization expense	—	39	469
Operating ground lease payments made by STORE Capital	384	33	367
Operating ground lease payments made by STORE Capital tenants	2,444	185	2,607
Operating ground lease straight-line rent expense	402	55	280
Property taxes payable from tenant impounds	3,342	252	3,147
Total property costs	$16,873	$1,348	$14,696

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $60.7 million for the Combined Period compared to $62.6 million for the year ended December 31, 2022.

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

Merger-related Expenses

Merger-related expenses include legal fees, investment banking fees and other costs incurred as a result of the Merger. For the period from January 1, 2023 through February 2, 2023 merger related expenses totaled $0.9 million. Merger-related expenses totaled $12.2 million in 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $308.1 million in 2022 to $561.4 million for the Combined Period. Depreciation and amortization also increased as a result of both the increase in the value of our real estate portfolio and shorter average remaining useful lives applied to the real estate portfolio as a result the Merger.

Provisions for Impairment

During the Combined Period, we recognized $17.6 million in provisions for the impairment of real estate and $7.7 million in net provisions for credit losses related to our loans and financing receivables. The provisions for credit losses recorded in the Combined Period include $4.4 million recorded as a result of the Merger as required by ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments and is partially offset by a reduction of $2.1 million associated with the sale of certain loans and financing receivables. For the year ended December 31, 2022, we recognized $16.0 million in provisions for the impairment of real estate and had a reduction of $0.3 million in provisions for credit losses related to our loans and financing receivables.

(Loss) Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the Combined Period, we recognized a $6.6 million aggregate net loss on the sale of 25 properties and 23 loans and financing receivables. In comparison, during 2022, we recognized a $19.2 million aggregate net gain on the sale of 60 properties. The net proceeds from the dispositions of real estate during 2023 aggregated $74.5 million as compared to an aggregate original investment amount of $79.9 million. For properties sold during 2022, net proceeds aggregated $196 million as compared to an aggregate original investment amount of $212 million. During 2023 and 2022, we collected $4.4 million and $4.2 million, respectively, of early lease termination payments in connection with certain property sales.

Loss on Extinguishment of Debt

During the Combined Period, we recognized loss on the extinguishment of debt of $67.9 million, associated with the prepayments made on certain debt during the period. Loss on extinguishment of debt includes $20.0 million of exit fees, $31.8 million in accelerated amortization of debt discount and $10.6 million in accelerated amortization of deferred financing costs related to the repayment of the secured term loan facility, $4.8 million of accelerated amortization of debt discounts associated with the repurchase of privately placed notes and a $0.7 million prepayment penalty associated with the repayment of the April 2022 term loans. No such losses were recorded during the comparable period in 2022.

Net (Loss) Income

For the Combined Period, our net loss was $112.8 million as compared to net income of $327.9 million for the year ended December 31, 2022. The change in net (loss) income for the Combined Period is primarily the result of increases in depreciation and amortization, interest expense, and loss on extinguishment of debt partially offset by increases resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At December 31, 2023, all our long‑term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average long-term debt maturity was approximately 4.7 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although our long-term debt generally carries a fixed rate, we often temporarily fund our property acquisitions with a revolving credit facility, which carries a variable rate. During the Combined Period, we had average daily outstanding borrowings of $390.8 million on our revolving credit facility. As of December 31, 2023 we had borrowings of $375.0 million outstanding on the unsecured revolving credit facility and three interest rate swaps with an aggregate notional amount of $375.0 million which effectively convert the outstanding borrowings to an all-in fixed rate of 4.595%.

We monitor our potential market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments noted above assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates on variable rate debt expected to be outstanding during 2024, the estimated market risk exposure for our variable‑rate debt is estimated to be $0.2 million, or less than 0.1% of net cash provided by operating activities, for the Combined Period. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of STORE Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STORE Capital LLC as of December 31, 2023 (Successor) and the consolidated balance sheet of STORE Capital Corporation as of December 31, 2022 (Predecessor) (collectively, the Company), the related consolidated statements of operations, comprehensive income (loss), members’ equity and cash flows for the period from February 3, 2023 through December 31, 2023 (Successor), and related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods from January 1, 2023 through February 2, 2023, and each of the two years in the period ended December 31, 2022 (Predecessor), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of STORE Capital LLC at December 31, 2023 (Successor) and the financial position of STORE Capital Corporation at December 31, 2022 (Predecessor), and the results of their operations and their cash flows for the periods from February 3, 2023 through December 31, 2023 (Successor), January 1, 2023 through February 2, 2023, and each of the two years in the period ended December 31, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Acquisition of real estate investments
Description of the Matter

As described in Notes 2 and 3 to the financial statements, the Company recorded $427 million in acquisitions to real estate during 2023. Auditing the Company’s accounting for the 2023 acquisitions was complex and required specialized skills and knowledge due to the estimation involved in the allocation of the purchase price to the assets acquired, including land, buildings, improvements and intangible lease assets. The Company utilized multiple sources to estimate such values including third party appraisers and other data such as market rents and comparables.

How We Addressed the Matter in Our Audit

We obtained an understanding over the accounting for acquisitions process, including understanding over the initiation and approval of purchases, inputs and assumptions used in the valuation estimates, and allocation of value among the assets acquired. For a sample of acquisitions, we read the purchase agreements, evaluated the significant assumptions and methodologies used in developing the allocation estimates, and tested the recording of the assets acquired.

Our audit procedures included evaluating whether any intangible assets were properly identified and the appropriateness of market data and other significant assumptions, including land comparables and replacement costs. We reviewed the valuations completed by third party appraisers including a review of the underlying market data utilized. We further compared the allocations to those historically recognized by the Company and reviewed for any allocation outliers in the population. We involved valuation specialists to assist in the evaluation of significant assumptions used and the appropriateness of the methodologies selected and the qualifications of the third-party appraisers.

Real estate impairment
Description of the Matter

The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As more fully described in Note 2 to the financial statements, during 2023, the Company recorded impairment losses on certain real estate assets. Based on the factors impacting a property’s value, such as vacancy, undiscounted cash flows from the lease, and market trends as well as hold versus sale scenarios, the Company evaluated certain properties for recoverability and determined that specific assets were impaired. As a result, the Company recognized $17.6 million in impairment losses, which represented the amount by which the carrying values exceeded the estimated fair values of these assets.

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

We obtained an understanding over the Company’s processes to identify indicators of impairment and measure the fair value of the real estate assets that were impaired. Our audit procedures also included, among others, evaluating the significant assumptions used to estimate the undiscounted cash flows, including market rents and comparables, tenant conditions and hold or sell strategies. We tested undiscounted cash flow analyses and fair value measurement through review of market transactions, purchase agreements, market rents, tenant improvements and capitalization rates. We also involved a valuation specialist to assist in our evaluation of certain assumptions, such as market rents, capitalization rates or comparable market property values when there was not an active purchase agreement.

Valuation and accounting for STORE Capital Corporation merger
Description of the Matter

As described in Note 10 to the consolidated financial statements, on February 3, 2023, the Company entered into a merger resulting in STORE Capital LLC as the surviving entity. Auditing the Company’s accounting for the merger was complex and required specialized skills and knowledge due to estimation involved in the allocation of the total consideration to the assets acquired and liabilities assumed based upon their relative fair values. The significant assumptions used to estimate the values of the real estate investments assumed included capitalization rates, market rents, expected future cash flows, discount rates and other valuation assumptions. The significant assumptions used to estimate the values of the loans receivable and debt included market interest rates and other valuation assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding over the accounting for the merger, including processes over the inputs and assumptions used in the valuation estimates, and allocation of fair value among the assets acquired and liabilities assumed.

Our audit procedures including evaluating the identification of assets acquired and liabilities assumed, and the appropriateness of market data and other significant assumptions, including capitalization rates, discount rates, market rental rates, and market interest rates. We reviewed the valuations completed by the management specialist and evaluated the appropriateness of the approach selected, qualifications of the management specialist, and the underlying market data utilized. We involved our valuation specialists to assist in the evaluation of the significant assumptions and methodologies used in developing the fair value estimates for real estate investments, loans receivable, and debt.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Phoenix, Arizona

March 14, 2024

STORE Capital LLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Assets
Investments:
Real estate investments:
Land and improvements	$3,805,685	$3,455,443
Buildings and improvements	9,373,309	7,743,454
Intangible lease assets	615,327	61,968
Total real estate investments	13,794,321	11,260,865
Less accumulated depreciation and amortization	(531,351)	(1,438,107)
	13,262,970	9,822,758
Operating ground lease assets	52,068	31,872
Loans and financing receivables, net	1,103,931	787,106
Net investments	14,418,969	10,641,736
Cash and cash equivalents	239,477	35,137
Other assets, net	90,041	158,097
Total assets	$14,748,487	$10,834,970

Liabilities and equity
Liabilities:
Credit facility	$375,000	$555,000
Unsecured notes and term loans payable, net	2,839,708	2,397,406
Non-recourse debt obligations of consolidated special purpose entities, net	2,568,474	2,238,470
Intangible lease liabilities, net	140,516	—
Operating lease liabilities	49,481	36,873
Accrued expenses, deferred revenue and other liabilities	176,110	180,903
Total liabilities	6,149,289	5,408,652
Equity:
Members’ equity	8,730,569	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 282,684,998 shares issued and outstanding as of December 31, 2022	—	2,827
Capital in excess of par value	—	6,003,331
Distributions in excess of retained earnings	—	(609,361)
Accumulated deficit	(138,599)	—
Accumulated other comprehensive (loss) income	(816)	29,521
Total members’ and stockholders’ equity	8,591,154	5,426,318
Noncontrolling interest	8,044	—
Total equity	8,599,198	5,426,318
Total liabilities and equity	$14,748,487	$10,834,970

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues:
Rental revenues	$870,707	$75,008	$846,420	$729,061
Interest income on loans and financing receivables	76,467	5,326	56,776	50,821
Other income	4,726	850	6,976	2,782
Total revenues	951,900	81,184	910,172	782,664
Expenses:
Interest	362,605	19,080	189,549	170,974
Property costs	16,873	1,348	14,696	18,244
General and administrative	55,035	5,679	62,555	84,097
Merger-related	—	895	12,248	—
Depreciation and amortization	533,637	27,789	308,084	265,813
Provisions for impairment	25,265	—	16,428	24,979
Total expenses	993,415	54,791	603,560	564,107
Other (loss) income:
(Loss) gain on dispositions of real estate	(6,680)	97	19,224	46,655
Loss on extinguishment of debt	(67,897)	—	—	—
Income from non-real estate, equity method investments	—	—	2,949	3,949
(Loss) income before income taxes	(116,092)	26,490	328,785	269,161
Income tax expense	22,567	703	884	813
Net (loss) income	(138,659)	25,787	327,901	268,348
Less: Net loss attributable to noncontrolling interests	(60)	—	—	—
Net (loss) income attributable to controlling interests	$(138,599)	$25,787	$327,901	$268,348
Net income per share of common stock
Basic		$0.09	$1.17	$0.99
Diluted		$0.09	$1.17	$0.99
Weighted average common shares outstanding:
Basic		282,238,151	280,105,477	270,105,269
Diluted		282,338,405	280,105,477	270,105,269

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net (loss) income	$(138,659)	$25,787	$327,901	$268,348
Other comprehensive (loss) income:
Unrealized gains (losses) on cash flow hedges	17,410	(10,531)	30,393	(3)
Cash flow hedge (gains) losses reclassified to interest expense	(18,226)	(894)	1,292	634
Total other comprehensive (loss) income	(816)	(11,425)	31,685	631
Total comprehensive (loss) income	(139,475)	14,362	359,586	268,979
Comprehensive (loss) income attributable to noncontrolling interests	(60)	—	—	—
Comprehensive (loss) income attributable to controlling interests	$(139,415)	$14,362	$359,586	$268,979

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021, 2022 and for the period from January 1, 2023 through February 2, 2023

(In thousands, except share and per share data)

	Predecessor
				Distributions	Accumulated
			Capital in	in Excess of	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	266,112,676	$2,661	$5,475,889	$(459,977)	$(2,795)	$5,015,778
Net income	—	—	—	268,348	—	268,348
Other comprehensive income	—	—	—	—	631	631
Issuance of common stock, net of costs of $4,109	7,322,471	73	243,598	—	—	243,671
Equity-based compensation	659,210	7	32,223	172	—	32,402
Shares repurchased under stock compensation plan	(288,132)	(3)	(6,018)	(3,488)	—	(9,509)
Common dividends declared ($1.49 per common share) and dividend equivalents on restricted stock units	—	—	—	(407,192)	—	(407,192)
Balance at December 31, 2021	273,806,225	2,738	5,745,692	(602,137)	(2,164)	5,144,129
Net income	—	—	—	327,901	—	327,901
Other comprehensive income	—	—	—	—	31,685	31,685
Issuance of common stock, net of costs of $3,268	8,607,771	86	249,520	—	—	249,606
Equity-based compensation	473,798	3	12,426	112	—	12,541
Shares repurchased under stock compensation plan	(202,796)	—	(4,307)	(1,964)	—	(6,271)
Common dividends declared ($1.18 per common share) and dividend equivalents on restricted stock units	—	—	—	(333,273)	—	(333,273)
Balance at December 31, 2022	282,684,998	2,827	6,003,331	(609,361)	29,521	5,426,318
Net income	—	—	—	25,787	—	25,787
Other comprehensive loss	—	—	—	—	(11,425)	(11,425)
Common stock issuance costs	—	—	—	—	—	—
Equity-based compensation	—	—	975	—	—	975
Shares repurchased under stock compensation plan	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—
Balance at February 2, 2023	282,684,998	$2,827	$6,004,306	$(583,574)	$18,096	$5,441,655

See accompanying notes.

STORE Capital LLC

Consolidated Statement of Members’ Equity

For the period from February 3, 2023 through December 31, 2023

(In thousands, except share and per share data)

	Successor
					Accumulated
					Other	Total	Non-
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (loss)	Equity	Interest	Equity
Balance at February 3, 2023	—	—	$—	$—	$—	$—	$—	$—
Members’ contributions	1,000	125	9,251,844	125	—	9,251,969	—	9,251,969
Members’ distributions	—	—	(510,000)	(15)	—	(510,015)	—	(510,015)
Net (loss) income	—	—	(138,614)	15	—	(138,599)	(60)	(138,659)
Other comprehensive loss	—	—	—	—	(816)	(816)	—	(816)
Contributions from noncontrolling interest	—	—	—	—	—	—	8,104	8,104
Non-cash distribution to members	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Balance at December 31, 2023	1,000	125	$8,591,845	$125	$(816)	$8,591,154	$8,044	$8,599,198

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Cash Flows

(In thousands)

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating activities
Net (loss) income	$(138,659)	$25,787	$327,901	$268,348
Adjustments to net (loss) income:
Depreciation and amortization	533,637	27,789	308,084	265,813
Amortization of debt discounts, deferred financing costs and other noncash interest expense	82,830	715	9,509	10,120
Amortization of equity-based compensation	—	975	12,430	32,228
Provisions for impairment	25,265	—	16,428	24,979
Net loss (gain) on dispositions of real estate	6,680	(97)	(19,224)	(46,655)
Income from non-real estate, equity method investments	—	—	(2,949)	(3,949)
Distribution received from non-real estate, equity method investment	—	—	468	120
Loss on extinguishment of debt	67,897	—	—	—
Noncash revenue and other	(11,787)	(77)	(4,423)	(9,907)
Changes in operating assets and liabilities:
Other assets	(2,175)	(2,876)	4,455	32,459
Accrued expenses, deferred revenue and other liabilities	21,339	7,164	21,736	9,817
Net cash provided by operating activities	585,027	59,380	674,415	583,373
Investing activities
Acquisition of and additions to real estate	(508,224)	(48,063)	(1,457,503)	(1,379,902)
Investment in loans and financing receivables	(598,990)	(82,112)	(158,676)	(125,049)
Collections of principal on loans and financing receivables	74,408	468	67,922	19,160
Proceeds from dispositions of real estate	73,799	682	195,629	355,972
Proceeds from sale of loans and financing receivables to related party	327,454	—	—	—
Contribution made to non-real estate, equity method investment	—	—	(468)	—
Acquisition of STORE Capital Corporation	(10,547,219)	—	—	—
Net cash used in investing activities	(11,178,772)	(129,025)	(1,353,096)	(1,129,819)
Financing activities
Borrowings under credit facility	1,266,500	70,000	1,183,000	665,000
Repayments under credit facility	(891,500)	(25,000)	(758,000)	(535,000)
Borrowings under unsecured notes and term loans payable	1,513,600	40,000	690,000	374,539
Repayments under unsecured notes and term loans payable	(185,600)	—	(75,000)	(100,000)
Borrowings under secured term loan facility	1,957,750	—	—	—
Repayments under secured term loan facility	(2,000,000)	—	—	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	527,925	—	—	514,785
Repayments under non-recourse debt obligations of consolidated special purpose entities	(35,548)	(15,906)	(192,559)	(301,078)
Financing costs and prepayment penalties paid	(59,213)	(1,106)	(3,272)	(14,433)
Members’ contributions	9,251,969	—	—	—
Members’ distributions	(510,015)	—	—	—
Proceeds from the issuance of non-controlling interests	8,104	—	—	—
Proceeds from the issuance of common stock	—	—	252,873	247,780
Stock issuance costs paid	—	—	(3,268)	(4,162)
Shares repurchased under stock compensation plans	—	—	(6,271)	(9,507)
Dividends paid	—	—	(439,067)	(398,005)
Net cash provided by financing activities	10,843,972	67,988	648,436	439,919
Net increase (decrease) in cash, cash equivalents and restricted cash	250,227	(1,657)	(30,245)	(106,527)
Cash, cash equivalents and restricted cash, beginning of period	—	39,804	70,049	176,576
Cash, cash equivalents and restricted cash, end of period	$250,227	$38,147	$39,804	$70,049

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$239,477	$33,096	$35,137	$64,269
Restricted cash included in other assets	10,750	5,051	4,667	5,780
Total cash, cash equivalents and restricted cash	$250,227	$38,147	$39,804	$70,049

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$24,516	$—	$21,118	$25,077
Tenant funded improvements to real estate investments	—	—	10,550	—
Acquisition of real estate assets from borrowers under loans and financing receivables	—	—	8,945	42,782
Accrued financing and stock issuance costs	62	—	54	79
Noncash distribution to members	11,385	—	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$283,814	$11,488	$177,294	$159,805
Cash paid during the period for income and franchise taxes	12,592	20	2,937	2,441

See accompanying notes.

STORE Capital LLC

Notes to Consolidated Financial Statements

December 31, 2023

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

On September 15, 2022, STORE Capital Corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and funds managed by Blue Owl Capital. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”), and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to "we, " "us," "our," the “Company” or “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These consolidated statements include the accounts of STORE Capital Corporation and its wholly-owned subsidiaries and special purpose entities that it controlled through its voting interest for the periods prior to the Merger. For the periods after the Merger, these consolidated statements include the accounts of STORE Capital LLC, its wholly-owned subsidiaries, special purpose entities, and variable interest entities (“VIEs”) that it controls through its voting interest or other means. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all the general and administrative services for the day‑to‑day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non‑recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest‑bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long‑term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At December 31, 2023 and 2022, these special purpose entities held assets totaling $12.9 billion and $9.5 billion, respectively, and had third‑party liabilities totaling $2.8 billion and $2.4 billion, respectively and at December 31, 2023 these VIEs held assets totaling $267.9 million and third-party liabilities totaling $3.1 million. These assets and liabilities are included in the accompanying consolidated balance sheets.

The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity.

The designation of an entity as a VIE is reassessed upon certain events, including, but not limited to: (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity, or (iii) acquisitions or sales of interests that constitute a change in control.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, which activities most significantly impact the entity’s economic performance and the ability to direct those activities, the variable interest holder’s form of ownership interest, the variable interest holder’s representation on the VIE’s governing body, the size and seniority of the variable interest holder’s investment, the variable interest holder’s ability and the rights of other investors to participate in policy making decisions, the variable interest holder’s ability to manage its ownership interest relative to the other interest holders, and the variable interest holder’s ability to replace the VIE manager and/or liquidate the entity.

For its investments in entities that are not considered to be VIEs, the Company evaluates the type of ownership rights held by each party with an interest in the entity to determine if the Company holds a controlling financial interest. The assessment of whether the Company holds a controlling financial interest is made at inception of the entity and continually reassessed.

Consolidated VIE

The Company holds a 95% ownership interest in and is the managing member of a joint venture entity formed in December 2023 that owns and leases real estate to lessees that are affiliates of the noncontrolling interest holder. The Company also provided a $105.2 million intercompany loan to the joint venture. The Company classifies the joint venture as a VIE, as the equity holders do not have the obligation to absorb all future losses of the joint venture due to a provision that protects the equity holders from certain losses if an event of default occurs under the leases. The Company consolidates the joint venture as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the joint venture primarily consist of leased properties (net lease real estate accounted for as financing arrangements), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt service payments, which are eliminated in consolidation.

Accounting for the Merger

As further described in Note 10 to these consolidated financial statements, the Merger was accounted for using the asset acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets purchased and the liabilities assumed. Direct transaction costs incurred by STORE Capital LLC as the acquirer and amounts transferred to reimburse STORE Capital Corporation for costs incurred as the acquiree to sell the business are included in the consideration transferred and capitalized as a component of the cost of the assets acquired. An assembled workforce intangible asset is recorded at the acquisition date if it is part of the asset group acquired. Goodwill is not recognized in an asset acquisition and consideration transferred in excess over the fair value of the net assets acquired, if any, is allocated on a relative fair value basis to the identifiable assets and liabilities.

As noted above, the consolidated financial statements of STORE Capital LLC reflect the recording of assets and liabilities at fair value as of the date of the Merger. The Merger resulted in the termination of the prior reporting entity and a corresponding creation of a new reporting entity. Accordingly, the Company’s consolidated financial statements and transactional records prior to the Closing

Date, or February 3, 2023, reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor” while such records subsequent to the Closing Date reflect the fair value of assets acquired and liabilities assumed in the Company’s consolidated financial statements and are labeled “Successor.” This change in reporting entity is represented in the consolidated financial statements by a black line that appears between “Predecessor” and “Successor” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger are not comparable.

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

•
Real Estate Investments – investments are generally made in one of two ways, either through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them, or through acquisitions from third-party sellers in connection with which a new lease is entered into with the tenant. Both approaches result in long-term leases which are generally classified as operating leases and, in both cases, the operators become the Company’s long‑term tenants (its customers). In certain instances, the terms of the lease result in classification as a finance lease instead of an operating lease. Furthermore, certain of the lease contracts that are specifically associated with a sale-leaseback transaction may contain terms, such as a tenant purchase option, which results in the transaction being accounted for as a financing arrangement, due to the Company’s adoption of ASC Topic 842 rather than as an investment in real estate subject to an operating or finance lease.
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

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then‑fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract that contains a purchase option, the Company accounts for such an acquisition as a financing arrangement and records the investment in loans and financing receivables on the consolidated balance sheet; should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

The Company’s real estate portfolio is depreciated using the straight‑line method over the estimated remaining useful life of the properties, which generally ranges from 20 to 40 years for buildings and is generally 10 to 15 years for land improvements. Properties classified as held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated.

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of December 31, 2023 and 2022, the Company had $13.3 million and $46.9 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

Direct costs incremental to successful lease origination, offset by any lease origination fees received, are deferred and amortized over the related lease term as an adjustment to rental revenue. The Company periodically commits to fund the construction of new properties for its customers; rental revenue collected during the construction period is deferred and amortized over the remaining lease term when the construction project is complete. Substantially all of the Company’s leases are triple net, which means that the lessees are directly responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. For a few lease contracts, the Company collects property taxes from its customers and remits those taxes to governmental authorities. Subsequent to the adoption of ASC Topic 842, these property tax payments are presented on a gross basis as part of both rental revenues and property costs in the consolidated statements of operations.

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

For the period from February 3, 2023 through December 31, 2023, the Company recognized an aggregate provision for impairment of real estate of $17.6 million. For the assets impaired in 2023, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $48.3 million. No impairment of real estate was recognized during the period from January 1, 2023 through February 2, 2023. The Company recognized aggregate provisions for the impairment of real estate of $16.0 million and $21.8 million during the years ended December 31, 2022 and 2021, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2023 and 2022, the Company had loans receivable with an aggregate outstanding principal balance of $54.8 million and $31.8 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. For the period from February 3, 2023 through December 31, 2023 and the years ended 2022 and 2021, the Company recognized an estimated $7.7 million, $0.4 million and $3.2 million, respectively, of net provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the consolidated statements of operations. For the period from February 3, 2023 through December 31, 2023, the net provision for credit losses included a reduction of $2.1 million associated with the sale of certain loans and financing receivables and the Company did not write off any loans receivable. For the year ended December 31, 2022, the Company wrote off $3.7 million of loans receivable against previously established reserves for credit losses. The Company did not write off any loans during the year ended December 31, 2021.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $10.8 million and $4.7 million of restricted cash at December 31, 2023 and 2022, respectively, which are included in other assets, net, on the consolidated balance sheets.

Deferred Financing and Other Debt Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the consolidated balance sheets. Costs paid to a lender as part of a debt issuance are recorded as a debt discount and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the consolidated balance sheets. Financing costs related to the establishment of the Company’s credit facility are deferred and amortized to interest expense over the term of the credit facility and are included in other assets, net, on the consolidated balance sheets.

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

As of December 31, 2023, the Company had 20 interest rate swap agreements in place. Eleven of the interest rate swap agreements have an aggregate notional value of $921.1 million, with ten maturing in May 2027 and one maturing in May 2029, are designated cash flow hedges of the Company’s $921.1 million variable-rate bank unsecured term loan which matures in April 2027 (Note 4). Three interest rate swap agreements with an aggregate notional value of $375.0 million maturing in February 2027 are designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in February 2027 (Note 4). Six interest rate swap agreements with an aggregate notional value of $592.5 million, two with maturities in February 2027, and four with maturities in July 2028, are designated cash flow hedges of the Company’s $592.5 million floating-rate bank incremental unsecured term loan which matures in July 2026 (Note 4). As of December 31, 2022, the Company had seven derivative instruments in place.

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

Share‑based Compensation

Historically, directors and employees of the Company had been granted long‑term incentive awards, including restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs’), which provided such directors and employees with equity interests as an incentive to remain in the Company’s service and aligned their interests with those of the Company’s stockholders. As of the closing of the Merger, the Company no longer has any equity incentives outstanding.

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

The Company provides for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Related Party Transactions

In December 2023, the Company sold certain loans and financing receivables with an aggregate carrying value of $332.0 million for an aggregate purchase price of $327.5 million to PCSD Ivory Private Limited, an entity affiliated with GIC, the Company's majority member. The purchase price was based upon a third party valuation obtained by GIC. The Company recognized a $4.7 million aggregate net loss on the sale which is recorded in the (loss) gain on dispositions of real estate on the consolidated statements of operations.

In connection with the sale, the Company entered into a service contract with PCSD Ivory Private Limited and agreed to perform certain loan servicing and other administrative services with respect to the mortgage loan portfolio on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. The fee income will be recorded as other income on the consolidated statements of operations. No such amounts were recorded for the period from January 1, 2023 through February 2, 2023 or the period from February 3, 2023 through December 31, 2023.

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

	Predecessor
	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net income	$25,787	$327,901	$268,348
Less: Earnings attributable to unvested restricted shares	(41)	(558)	(659)
Net income used in basic and diluted income per share	$25,746	$327,343	$267,689
Denominator:
Weighted average common shares outstanding	282,684,998	280,559,061	270,693,243
Less: Weighted average number of shares of unvested restricted stock	(446,847)	(453,584)	(587,974)
Weighted average shares outstanding used in basic income per share	282,238,151	280,105,477	270,105,269
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	100,254	—	—
Weighted average shares outstanding used in diluted income per share	282,338,405	280,105,477	270,105,269

(a)
For the period from January 1, 2023 to February 2, 2023 and the years ended December 31, 2022 and 2021, excludes 197,026 shares, 121,112 shares and 225,424 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. While STORE only has one reportable segment, the Company is currently evaluating the potential impact the adoption of ASU 2023-07 will have on its future disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact the adoption of ASU 2023-09 will have on the consolidated financial statements or notes to the consolidated financial statements.

3. Investments

At December 31, 2023, STORE Capital had investments in 3,206 property locations representing 3,168 owned properties (of which 144 are accounted for as financing arrangements and 6 are accounted for as sales-type leases),24 properties where all the related land is subject to an operating ground lease and 14 properties which secure mortgage loans. The gross investment portfolio totaled $14.8 billion at December 31, 2023 and consisted of the gross acquisition cost of the real estate investments totaling $13.6 billion, including an offset by intangible lease liabilities totaling $148.7 million, loans and financing receivables with an aggregate carrying amount of $1.1 billion and operating ground lease assets totaling $52.1 million. As of December 31, 2023, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries and are pledged as collateral under the non‑recourse obligations of these special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. For the period from January 1, 2023 to February 2, 2023, for the period from February 3, 2023 through December 31, 2023 and for the years ended December 31, 2022 and 2021, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Successor		Predecessor
	Number of	Dollar	Number of	Dollar
	Investment	Amount of	Investment	Amount of
	Locations	Investments	Locations	Investments
Gross investments, December 31, 2020			2,634	$9,639,766
Acquisition of and additions to real estate (a)(b)(c)			307	1,427,278
Investment in loans and direct financing receivables			29	125,049
Sales of real estate			(103)	(339,658)
Principal collections on loans and direct financing receivables (b)			(1)	(61,942)
Net change in operating ground lease assets (d)				(1,365)
Provisions for impairment				(24,979)
Other				(15,212)
Gross investments, December 31, 2021			2,866	10,748,937
Acquisition of and additions to real estate (a)(b)(e)(f)			256	1,475,499
Investment in loans and direct financing receivables			28	158,676
Sales of real estate			(60)	(197,530)
Principal collections on loans and direct financing receivables (b)			(6)	(76,868)
Net change in operating ground lease assets (d)				(1,446)
Provisions for impairment				(16,428)
Other				(10,997)
Gross investments, December 31, 2022			3,084	12,079,843
Acquisition of and additions to real estate (a)(g)			19	42,452
Investment in loans and direct financing receivables			1	82,112
Sales of real estate			(1)	(760)
Principal collections on loans and direct financing receivables			(2)	(468)
Net change in operating ground lease assets (d)				(125)
Other				4,430
Gross investments, February 2, 2023			3,101	$12,207,484
Gross investments, February 3, 2023	3,101	$14,201,731
Acquisition of and additions to real estate (a)(h)	112	517,624
Investment in loans and direct financing receivables	40	598,990
Sales of real estate, loans and direct financing receivables (i)	(40)	(404,939)
Principal collections on loans and direct financing receivables	(7)	(74,408)
Net change in operating ground lease assets (d)		(737)
Provisions for impairment		(25,265)
Other		(11,362)
Gross investments, December 31, 2023 (j)		14,801,634
Less accumulated depreciation and amortization (j)		(523,181)
Net investments, December 31, 2023	3,206	$14,278,453

(a)
For years ended December 31, 2021 and 2022, the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through December 31, 2023 includes $0.8 million, $2.3 million, $0.2 million and $2.9 million, respectively, of interest capitalized to properties under construction.
(b)
For the years ended December 31, 2021, and 2022 includes $42.8 million, and $8.9 million, respectively of non-cash principal collection transactions in which the Company acquired the underlying collateral property (buildings and improvements) and leased them back to a customer.
(c)
Excludes $21.2 million of tenant improvement advances disbursed in 2021 which were accrued as of December 31, 2020.
(d)
Represents amortization recognized on operating ground lease assets for the years ended December 31, 2021 and 2022 and for the periods from January 1, 2023 through February 2, 2023 and February 3, 2023 through December 31, 2023.
(e)
Excludes $22.6 million of tenant improvement advances disbursed in 2022 which were accrued as of December 31, 2021.
(f)
Includes $10.6 million of tenant funded improvements during 2022.
(g)
Excludes $5.2 million of tenant improvement advances disbursed from January 1, 2023 to February 2, 2023 which were accrued as of December 31, 2022.
(h)
Excludes $15.1 million of tenant improvement advances disbursed from February 3, 2023 to December 31, 2023 which were accrued as of February 2, 2023.
(i)
Includes the sale of certain loans and financing receivables with an aggregate carrying value of $332.0 million to a related party.
(j)
Includes the below-market lease liabilities ($148.7 million) and the accumulated amortization ($8.2 million) of the liabilities recorded on the consolidated balance sheets as intangible lease liabilities as of December 31, 2023.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Rental revenues:
Operating leases (a)(c)	$862,891	$75,005	$845,880	$728,477
Sublease income - operating ground leases (b)	2,577	234	2,812	2,809
Amortization of lease related intangibles and costs	5,239	(231)	(2,272)	(2,225)
Total rental revenues	$870,707	$75,008	$846,420	$729,061

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$33,885	$2,434	$26,667	$24,959
Sale-leaseback transactions accounted for as financing arrangements	31,760	2,444	24,140	17,883
Sales-type and direct financing receivables	10,822	448	5,969	7,979
Total interest income on loans and financing receivables	$76,467	$5,326	$56,776	$50,821

(a)
For the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and the years ended December 31, 2022 and 2021, includes $3.3 million, $252,000, $3.1 million and $2.6 million, respectively, of property tax tenant reimbursement revenue and includes $1.0 million, $24,000, $1.0 million and $11.2 million, respectively, of variable lease revenue.
(b)
Represents total revenue recognized for the sublease of properties subject to operating ground leases to the related tenants; includes both payments made by the tenants to the ground lessors and straight-line revenue recognized for scheduled increases in the sublease rental payments.
(c)
For the years ended December 31, 2022 and 2021, includes $1.5 million and $8.3 million, respectively, of revenue that has been recognized related to rent and financing relief arrangements granted as a result of the COVID-19 pandemic with a corresponding increase in receivables which are included in other assets, net on the consolidated balance sheet.

The Company has elected to account for the lease and nonlease components in its lease contracts as a single component if the timing and pattern of transfer for the separate components are the same and, if accounted for separately, the lease component would classify as an operating lease.

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 615 customers who operate their businesses across 137 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at December 31, 2023 are service at 61%, service-oriented retail at 14% and manufacturing at 25%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2023. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at December 31, 2023, with the largest customer representing 2.6% of the total investment portfolio. On an annualized basis, as of December 31, 2023, the largest customer represented approximately 2.5% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at December 31, 2023 was approximately 13.7 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2023, 24 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2023 are as follows (in thousands):

2024	$957,206
2025	955,946
2026	948,413
2027	936,972
2028	917,439
Thereafter	7,786,944
Total future minimum rentals (a)	$12,502,920

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	Successor	Predecessor
	2023	2022
In-place leases	$577,808	$42,519
Ground lease-related intangibles	—	19,449
Above-market leases	37,519	—
Total intangible lease assets	615,327	61,968
Accumulated amortization	(51,650)	(27,278)
Net intangible lease assets	$563,677	$34,690

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $50.7 million, $0.3 million, and $3.7 million, for the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and for the year ended December 31, 2022 respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $2.8 million during the period from February 3, 2023 through December 31, 2023. For the period from January 1, 2023 through February 2, 2023 and the year ended December 31, 2022, there was no amortization of above-market lease intangibles.

Based on the balance of the intangible lease assets as of December 31, 2023, the aggregate amortization expense is expected to be $52.9 million in 2024, $50.6 million in 2025, $48.9 million in 2026, $47.2 million in 2027, $44.7 million in 2028 and $284.6 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $2.9 million in 2024, $2.8 million in 2025, $2.8 million in 2026, $2.8 million in 2027, $2.6 million in 2028 and $20.9 million thereafter. The weighted average remaining amortization period is approximately 12.4 years for the in‑place lease intangibles, and approximately 14.3 years for the above market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands) as of December 31, 2023. There were no intangible lease liabilities as of December 31, 2022.

Below-market leases	$148,686
Accumulated amortization	(8,170)
Net intangible lease liabilities	$140,516

Lease intangible liabilities are amortized as an increase to rental revenues. For the period from February 3, 2023 through December 31, 2023, amortization was $8.3 million. Based on the balance of the intangible liabilities at December 31, 2023, the amortization included in rental revenue is expected to be $8.9 million in 2024, $8.9 million in 2025, $8.8 million in 2026, $8.7 million in 2027, $8.4 million in 2028 and $96.8 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 23.1 years.

Operating Ground Lease Assets

As of December 31, 2023, STORE Capital had operating ground lease assets aggregating $52.1 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $3.2 million, $273,000, $3.3 million, and $3.3 million for the period from February 3, 2023 through December 31, 2023 the period from January 1, 2023 through February 2, 2023 and for the years ended December 31, 2022, and 2021 respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $2.6 million, $234,000, $2.8 million and $2.8 million for the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023 and for the years ended December 31, 2022 and 2021 respectively. The Company’s ground leases have remaining terms ranging from one year to 88 years, some of which have one or more options to extend the lease for terms ranging from three years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 22 years at December 31, 2023. The weighted average discount rate used in calculating the operating lease liabilities was 5.8%.

The future minimum lease payments to be paid under the operating ground leases as of December 31, 2023 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2024	$55	$2,711	$2,766
2025	57	2,725	2,782
2026	57	2,731	2,788
2027	57	2,731	2,788
2028	57	2,761	2,818
Thereafter	3,316	100,262	103,578
Total lease payments	3,599	113,921	117,520
Less imputed interest	(2,975)	(68,681)	(71,656)
Total operating lease liabilities - ground leases	$624	$45,240	$45,864

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $113.9 million commitment, $79.6 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

			Successor	Predecessor
Type	Interest Rate (a)	Maturity Date	December 31, 2023	December 31, 2022
Nine mortgage loans receivable (b)	8.83%	2024 - 2056	125,093	345,675
Equipment and other loans receivable	7.97%	2024 - 2036	13,958	15,842
Total principal amount outstanding—loans receivable			139,051	361,517
Unamortized loan origination costs			61	1,011
Unamortized loan premium			664	—
Sale-leaseback transactions accounted for as financing arrangements (c)	8.43%	2034 - 2122	839,902	369,604
Sales-type and direct financing receivables			131,969	60,899
Allowance for credit and loan losses (d)			(7,716)	(5,925)
Total loans and financing receivables			$1,103,931	$787,106

(a)
Represents the weighted average interest rate as of the balance sheet date.
(b)
One of these mortgage loans allows for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)
In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2122 and the purchase options expire between 2024 and 2073.
(d)
Balance includes $7.7 million of net credit losses recognized during the period from February 3, 2023 through December 31, 2023 which includes a reduction of $2.1 million associated with the sale of certain loans and financing receivables.

Loans Receivable

At December 31, 2023, the Company held 21 loans receivable with an aggregate carrying amount of $138.8 million. Nine of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on five of the mortgage loans are subject to increases over the term of the loans. Two of the mortgage loans are shorter-term loans (maturing prior to 2036) that generally require monthly payments of principal and interest with a balloon payment at maturity. The remaining mortgage loans receivable generally requires the borrowers to make monthly principal and interest payments based on a 20 to 40-year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

The long-term mortgage loans receivable generally allow for prepayments in whole but not in part, without penalty or with penalties ranging from 1% to 15%, depending on the timing of the prepayment, except as noted in the table above. All other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2024	$1,316	$13,997	$15,312
2025	1,174	—	1,174
2026	1,297	359	1,655
2027	1,167	311	1,479
2028	1,122	1,593	2,715
Thereafter	64,924	51,792	116,716
Total principal payments	$71,000	$68,051	$139,051

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of December 31, 2023 and 2022, the Company had $839.9 million and $369.6 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of December 31, 2023, were as follows (in thousands):

2024	$66,762
2025	67,683
2026	68,705
2027	69,757
2028	70,839
Thereafter	2,550,346
Total future scheduled payments	$2,894,092

Sales-Type and Direct Financing Receivables

As of December 31, 2023 and 2022, the Company had $132.0 million and $60.9 million, respectively, of investments accounted for as sales-type leases or direct financing leases that were recorded under previous accounting guidance; the components of these investments were as follows (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Minimum lease payments receivable	$365,516	$119,839
Estimated residual value of leased assets	1,521	6,889
Unearned income	(235,067)	(65,829)
Net investment	$131,969	$60,899

As of December 31, 2023, the future minimum lease payments to be received under the sales-type lease receivables are expected to average approximately $11.4 million for each of the next five years and $308.0 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of December 31, 2023, $120.0 million of loans and financing receivables were categorized as investment grade and $991.0 million were categorized as non-investment grade. During the period from February 3, 2023 through December 31, 2023, there were $7.7 million of net provisions for credit losses recognized which includes a reduction of $2.1 million associated with the sale of certain loans and financing receivables, no write-offs charged against the allowance and no recoveries of amounts previously written off. There were no provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off in the period from January 1, 2023 through February 2, 2023.

As of December 31, 2023, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $3.7 million in 2023, $14.8 million in 2022, $8.2 million in 2021, none in 2020, $93.0 million in 2019 and $0.3 million prior to 2019. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $648.4 million in 2023, $77.7 million in 2022, $61.6 million in 2021, $12.3 million in 2020, $128.4 million in 2019 and $62.6 million prior to 2019.

4. Debt

Credit Facility

In connection with the completion of the Merger on February 3, 2023, the Company repaid all amounts outstanding under, and terminated, the previous unsecured revolving credit facility agreement. At the time of repayment, the outstanding balance on the previous unsecured revolving credit facility was $600.0 million. Concurrently, the Company entered into a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which initially provided for a senior unsecured revolving credit facility of up to $500.0 million (the “Unsecured Revolving Credit Facility”) and an unsecured, variable-rate term loan which is discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. In March, October and December 2023, the Company entered into incremental amendments of the existing Unsecured Credit Agreement which increased the capacity of the facility by an aggregate amount of $253.9 million, respectively, to an immediate borrowing availability of $753.9 million as of December 31, 2023. The Unsecured Revolving Credit Facility matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At December 31, 2023, the Company had $375.0 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) SOFR plus an adjustment of 0.10% plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%.

In May 2023, the Company entered into two interest rate swap agreements with an aggregate notional amount of $325.0 million that effectively converted a portion of the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.524%. In November 2023, the Company entered into four additional interest rate swap agreements with an aggregate notional amount of $330.0 million which were initially designated to the Unsecured Revolving Credit Facility and redesignated to the December 2023 Unsecured Term Loan, as defined in the section titled “Unsecured Notes and Term Loans Payable, net” below, upon issuance in December 2023. Additionally, in December 2023, the Company entered into one interest rate swap agreement with a notional value of $50.0 million. As of December 31, 2023, three interest rate swaps with an aggregate notional amount of $375.0 million remain designated to the Unsecured Revolving Credit Facility and effectively convert the outstanding borrowings to an all-in fixed rate of 4.595%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $9.9 billion at December 31, 2023. The facility is recourse to the Company and, as of December 31, 2023, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.2 billion as amended in December 2023.

At December 31, 2023 and December 31, 2022, unamortized financing costs related to the Company’s credit facility totaled $6.0 million and $2.6 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of December 31, 2023, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). In November 2022, the

Company repaid its $75.0 million Series A senior unsecured notes at maturity which bore an interest rate of 4.95%. Upon completion of the Merger and pursuant to the NPAs, the Company was required to offer to prepay the remaining $300.0 million in outstanding aggregate principal amounts of Notes. Following the closing of the repurchase offer period in March 2023, the Company repurchased $185.6 million in aggregate principal amounts of such Notes. The Company recognized $4.8 million of accelerated amortization of debt discounts as a result of the repurchases which is included in the loss on extinguishment of debt on the consolidated statements of operations. At December 31, 2023, the Company had $114.4 million of Notes outstanding.

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

The NPAs contain a number of financial covenants that are similar to the covenants contained in the Company’s Unsecured Revolving Credit facility as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2023, the Company was in compliance with its covenants under the NPAs.

In April 2022, the Company entered into a term loan agreement under which the Company borrowed an aggregate $600.0 million of variable-rate, unsecured term loans; the loans consisted of a $400.0 million five-year loan and a $200.0 million seven-year loan (“April 2022 Term Loans”). On February 3, 2023, in connection with the completion of the Merger, the Company repaid all indebtedness, liabilities and other obligations outstanding under, and terminated, the April 2022 Term Loans. At the time of repayment, the aggregate borrowings under the April 2022 Term Loans were $600.0 million. The Company also incurred a $0.7 million prepayment penalty at the time of repayment which is included in the loss on extinguishment of debt on the consolidated statements of operations.

In December 2022, the Company entered into a term loan agreement with a total initial commitment of $100.0 million of unsecured, variable-rate, short-term term borrowings (the “December 2022 Term Loan”). The December 2022 Term Loan matured at the earlier of March 31, 2023 or the consummation of the Merger. The term loan agreement included an incremental borrowing feature that allowed the Company to request up to an additional $100.0 million of term borrowings after December 31, 2022. In connection with the completion of the Merger, on February 3, 2023, the Company repaid $130.0 million of outstanding borrowings on the December 2022 Term Loan at maturity.

In connection with the completion of the Merger, the Company entered into the Unsecured Credit Agreement, which provided for the Company’s Unsecured Revolving Credit Facility, as discussed above, and an unsecured, variable-rate term loan with initial borrowings of $600.0 million (the “February 2023 Unsecured Term Loan”). In March, October, and December 2023, the Company entered into incremental amendments of the existing Unsecured Credit Agreement which increased the February 2023 Unsecured Term Loan by $200.0 million, $46.1 million, and $75.0 million, respectively, for total borrowings of $921.1 million as of December 31, 2023.

The Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. At December 31, 2023, the spread applicable to the Company was 1.25%. Seven of the Company’s cash flow hedges, with an aggregate notional amount of $600.0 million were redesignated as cash flow hedges of the Unsecured Term Loan and effectively convert the initial $600.0 million of borrowings to a fixed rate of 3.88% for the remaining term of the loan. In March 2023, the Company entered into one interest rate swap agreement with a notional amount of $200.0 million that effectively converts the March 2023 incremental borrowings to a fixed interest rate of 5.17% for the remaining term of the loan. In October 2023, the Company entered into two interest rate swap agreements with a notional amount of $46.1 million that effectively converts the incremental borrowings to a fixed rate of 5.63% for the remaining term of the loan. In December 2023, the Company entered into one interest rate swap agreement with a notional amount of $75.0 million that effectively converts the incremental borrowings to a fixed rate of 5.08% for the remaining term of the loan. As of December 31, 2023, the all-in fixed rate of the term loan is 4.3469%.

In December 2023, the Company amended the existing Unsecured Credit Agreement to increase the capacity for all revolving commitments and term loans under the agreement from $2.5 billion up to $3.2 billion. In addition, all lenders included in the agreement consented to the Company’s incurrence of future incremental term loans under the agreement that mature earlier or that have a weighted average life to maturity shorter than the classes of term loans and revolving commitments outstanding prior to the effectiveness of such amendment.

In December 2023, upon effectiveness of this amendment, the Company entered into incremental amendments to the Unsecured Credit Agreement which provide for an unsecured, variable-rate term loan with borrowings of $592.5 million (“December 2023 Unsecured Term Loan”). The December 2023 Unsecured Term Loan has an initial maturity of July 2026, two 12-month extensions and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a credit spread ranging from 1.20% to 1.80% based on the Company’s consolidated total leverage ratio as defined in the Credit Agreement. As of December 31, 2023, the Company’s spread was 1.35%. In connection with the incremental amendments, four of the Company’s existing interest rate swap agreements with an aggregate notional amount of $330.0 million were redesignated from the Unsecured Revolving Credit Facility to the December 2023 Unsecured Term Loan. Additionally, in December 2023, the Company entered into two additional interest rate swap agreements with an aggregate notional amount of $262.5 million. As of December 31, 2023, the all-in fixed rate of December 2023 Unsecured Term Loan is 5.4520%.

In January 2024, the Company entered into an incremental amendment of the existing Unsecured Credit Agreement which provided for an increase to the December 2023 Unsecured Term Loan of $135.0 million for total term loan borrowings of $727.5 million. The Company also entered into one interest rate swap agreement with a notional amount of $135.0 million which effectively converts the total incremental borrowings to a fixed rate of 5.01%.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2023, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

			Outstanding Balance
			Successor	Predecessor
	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Notes Payable:
Series B issued November 2015	Nov. 2024	5.24%	32,400	100,000
Series C issued April 2016	Apr. 2026	4.73%	82,000	200,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,539,400	1,725,000
Term Loans:
Term Loan issued December 2022			—	90,000
Term Loan issued April 2022			—	400,000
Term Loan issued April 2022			—	200,000
Term Loan issued February 2023 (a)	Apr. 2027	4.3469% (c)	921,100	—
Term Loan issued December 2023 (b)	Jul. 2026	5.4520% (d)	592,500	—
Total term loans			1,513,600	690,000
Unamortized discount			(200,875)	(4,113)
Unamortized deferred financing costs			(12,417)	(13,481)
Total unsecured notes and term loans payable, net			$2,839,708	$2,397,406

(a)
Term loan was issued in February 2023 with initial borrowings of $600.0 million. The term loan was amended in March, October and December 2023 to increase total term loan borrowings to $800.0 million, $846.1 million and $921.1 million, respectively.
(b)
Term loan was issued December 2023 with borrowings of $592.5 million and amended in January 2024 to increase the total term loan borrowings to $727.5 million.
(c)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable spread which was 1.25% at December 31, 2023. The Company has entered into eleven interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of December 31, 2023.
(d)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR + an adjustment of 0.10% + the applicable spread which was 1.35% at December 31, 2023. The Company has entered into six interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of December 31, 2023.

Secured Term Loan Facility, net

On February 3, 2023, in connection with the completion of the Merger, the Company and certain of its consolidated special purpose entities entered into a credit agreement (the “Credit Agreement”) which provided for a secured term loan of $2.0 billion (the “Secured Term Loan Facility”). The Secured Term Loan Facility was set to mature in February 2025 and included two six-month extension options, subject to certain conditions and the payment of a 0.25% extension fee.

Borrowings outstanding under the Secured Term Loan Facility required monthly payments of interest at a floating-rate equal to one-month Term SOFR, plus a spread of 2.75%. Upon repayment of the Secured Term Loan Facility, the Company was subject to an exit fee equal to 1.0% of the amount repaid. In connection with entering into the Secured Term Loan Facility, the Company entered into three interest rate swap agreements with an aggregate notional amount of $750.0 million that effectively converted a portion of the borrowings to a fixed interest rate of 7.60%. As of December 31, 2023, two of the interest rate swaps had matured and the third was cancelled in conjunction with the full repayment of the secured term loan facility.

In March, May, October and November 2023, the Company paid down the Secured Term Loan Facility by $515.0 million, $525.0 million, $46.1 million and $205.8 million, respectively. In December 2023, the Company paid off the remaining $708.1 million, which constituted repayment in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Credit Agreement. In conjunction with the paydowns, the Company paid exit fees totaling $20.0 million and recognized accelerated amortization of deferred financing costs and debt discounts totaling $10.6 million and $31.8 million, respectively. The exit fees and accelerated amortization are included in the loss on extinguishment of debt on the consolidated statements of operations.

The Secured Term Loan Facility was secured by a collateral pool of properties owned by consolidated special purpose entities of the Company and was generally non-recourse to the Company, subject to certain customary limited exceptions. Collateral was released upon repayments made on the Secured Term Loan Facility. The Secured Term Loan Facility was guaranteed by the Company.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $210.0 million at December 31, 2023.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2023, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $4.6 billion.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $251.3 million at December 31, 2023.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

			Outstanding Balance
			Successor	Predecessor
	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Non-recourse net-lease mortgage notes:
$150,000 Series 2018-1, Class A-1	Oct. 2024 (b)	3.96%	139,052	140,552
$50,000 Series 2018-1, Class A-3	Oct. 2024 (b)	4.40%	47,917	48,417
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%	258,300	259,650
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%	171,355	175,861
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%	77,770	78,180
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%	45,061	45,291
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%	117,201	120,182
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%	211,358	213,638
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%	157,167	158,807
$346,000 Series 2023-1, Class A-1	May 2028 (b)	6.19%	344,991	—
$182,000 Series 2023-1, Class A-2	May 2028 (b)	6.92%	181,469	—
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%	166,394	167,236
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%	87,887	88,333
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%	166,394	167,236
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%	87,887	88,333
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%	231,414	232,634
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%	133,223	133,903
Total non-recourse net-lease mortgage notes			2,624,840	2,118,253
Non-recourse mortgage notes:
$6,944 notes issued March 2013 (a)		4.50%	—	5,103
$11,895 note issued March 2013 (a)		4.73%	—	8,935
$17,500 note issued August 2013 (f)		5.46%	—	13,701
$10,075 note issued March 2014	Apr. 2024 (d)	5.10%	8,386	8,602
$65,000 note issued June 2016	Jul. 2026 (d)	4.75%	56,674	57,980
$41,690 note issued March 2019	Mar. 2029 (e)	4.80%	40,001	40,662
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (d)	4.64%	5,874	5,993
Total non-recourse mortgage notes			110,935	140,976
Unamortized discount			(164,326)	(395)
Unamortized deferred financing costs			(2,975)	(20,364)
Total non-recourse debt obligations of consolidated special purpose entities, net			$2,568,474	$2,238,470

(a)
Notes were repaid, without penalty, in January 2023.
(b)
Prepayable, without penalty, 24 months prior to maturity.
(c)
Prepayable, without penalty, 36 months prior to maturity.
(d)
Prepayable, without penalty, three months prior to maturity.
(e)
Prepayable, without penalty, four months prior to maturity.
(f)
Mortgage note was repaid, without penalty, in September 2023.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of December 31, 2023, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $10.4 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Debt Maturity Schedule

As of December 31, 2023, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2024	$24,546	$226,198	$250,744
2025	22,417	256,612	279,029
2026	20,368	1,006,642	1,027,010
2027	11,862	1,381,572	1,393,434
2028	5,591	1,113,615	1,119,206
Thereafter	22,097	1,697,255	1,719,352
	$106,881	$5,681,894	$5,788,775

5. Income Taxes

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

Based on the projected increase in income tax liabilities related to STORE Capital's new status as a captive REIT in multiple state tax jurisdictions, the Company, in addition to its existing obligation to compute current income tax expense, is now in a position where it needs to calculate deferred income taxes attributable to its temporary differences. While current income taxes are based upon the current period's income taxable for state tax reporting purposes, deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and net operating loss (“NOL”) carryforwards.

The components of the Company's income tax provision are listed below (in thousands):

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Current state income tax	$6,776	$703	$884	$813
Deferred state income tax	15,791	—	—	—
Total income tax expense	$22,567	$703	$884	$813

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes is shown below (in thousands):

	Successor
	Period from February 3, 2023 through December 31, 2023 (a)
	Amount	Percent

Income (loss) before taxes	$(116,092)	100.0%

Income tax benefit at federal statutory rate	(24,379)	21.0%
State taxes, net of federal benefit	(1,109)	1.0%
Income excluded from US taxation	24,379	(21.0)%
Difference and changes in tax rates	(86)	0.1%
Return to provision and other	255	(0.2)%
Change in valuation allowance	23,507	(20.3)%
Tax on income	$22,567	(19.4)%

(a)
The Company’s income tax expense was immaterial for the period from January 1, 2023 to February 2, 2023 and for the years ended December 31, 2022 and 2021, therefore a reconciliation was not presented for such periods.

As required by ASC Topic 740, Income Taxes, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets, which is ultimately dependent upon the sources of future taxable income during the periods temporary differences become deductible. Based on the weight of available evidence, both positive and negative, management has determined that it is "more-likely-than-not" that the Company will not realize the benefits of some of its deferred tax assets. In connection with the Merger, a deferred tax asset of $2.9 million and a valuation allowance of $2.9 million was identified. Thereafter, during the Successor period February 3, 2023 through December 31, 2023, the valuation allowance increased by $23.5 million to $26.4 million, primarily as a result of management’s assessment of the realizability of deferred tax assets related to property and equipment.

Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

Successor
December 31,
2023
Deferred tax assets:
Property and equipment, net	$25,870
Other deferred tax asset	2,359
Total deferred tax assets	28,229
Less valuation allowance	(26,417)
Net deferred tax asset	1,812
Deferred tax liabilities:
Intangible assets	(9,001)
Ground lease assets	(1,133)
Debt discount and deferred financing costs	(7,469)
Total deferred tax liabilities	(17,603)
Net deferred tax liability	$(15,791)

The Company had no ending balance in deferred tax assets or liabilities for the year ended December 31, 2022.

Certain state tax returns filed for 2019 and tax returns filed for 2020 through 2023 are subject to examination by these jurisdictions. As of December 31, 2023, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at December 31, 2023 or December 31, 2022.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share for Predecessor periods):

	Successor (a)	Predecessor (b)
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Ordinary income dividends	$284,026,090	$—	$1.1550	$1.1606
Capital gain dividends	—	—	—	0.0785
Return of capital	225,973,910	—	—	0.2259
Cash liquidation distributions	—	32.2500	0.4100	—
Total	$510,000,000	$32.2500	$1.5650	$1.4650

(a)
For the Successor period ending December 31, 2023, there were 1,000 common shares authorized, issued and outstanding. Successor preferred shares and distributions thereon are excluded from the table above.
(b)
For the Predecessor periods ending February 2, 2023, December 31, 2022 and December 31, 2021, there were 375,000,000 common shares authorized and 282,684,998, 282,684,998 and 273,806,225 shares issued and outstanding, respectively.

6. Equity

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

Members’ Equity (Successor)

In connection with the Merger, the Company issued 1,000 common units (“Common Units”) to its members for an aggregate cash amount of $8.3 billion. Prior to the Merger, the Company issued 125 Series A Preferred Units (the “Preferred Units”) for an aggregate cash amount of $125,000. The issuance of the Preferred Units was made through a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

In accordance with the Company’s operating agreement, members holding Preferred Units (“Preferred Members”) receive distributions bi-annually and Members holding Common Units (“Common Members”) may receive distributions monthly. Common Members may be subject to capital calls. Except for their initial capital contribution, no Preferred Members may make any additional capital contributions. Additionally, no Preferred Members have the right to demand a withdrawal, reduction or return of its capital contributions or receive interest thereon.

The Preferred Units rank senior to the Common Units of the Company and to all other membership interests and equity securities issued by the Company with respect to distribution and redemption rights and rights upon liquidation, dissolution or winding up of the Company.

7. Long‑Term Incentive Plans

In November 2014, the Company’s Board of Directors approved the adoption of the STORE Capital Corporation 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), which permitted the issuance of up to 6,903,076 shares of common stock, which represented 6% of the number of issued and outstanding shares of the Company’s common stock upon the completion of the IPO. In 2012, the Company’s Board of Directors established the STORE Capital Corporation 2012 Long‑Term Incentive Plan (the “2012 Plan”) which permitted the issuance of up to 1,035,400 shares of common stock. During 2022, the 2012 Plan expired.

Both the 2015 and 2012 Plans allowed for awards to officers, directors and employees of the Company in the form of restricted shares of the Company’s common stock and other equity-based awards including performance‑based grants.

The following table summarizes the restricted stock award (“RSA”) activity:

	Predecessor
	Period from January 1, 2023 through February 2, 2023			2022		2021
			Weighted		Weighted		Weighted
	Number of		Average Share	Number of	Average Share	Number of	Average Share
	Shares		Price (a)	Shares	Price (a)	Shares	Price (a)
Outstanding non-vested shares, beginning of year	446,847		$27.79	437,424	$25.96	639,554	$23.69
Shares granted	—		-	233,147	29.47	195,278	34.03
Shares vested	—		32.25	(166,770)	26.32	(313,518)	26.58
Shares forfeited	—		-	(56,954)	24.93	(83,890)	25.09
Outstanding non-vested shares, end of period	446,847	(b)	$—	446,847	$27.79	437,424	$25.96

(a)
Grant date fair value
(b)
In connection with the completion of the Merger on February 3, 2023, the 446,847 outstanding RSAs became fully vested.

The Company historically granted RSAs to its officers, directors and employees. Generally, restricted shares granted to the Company’s employees vested in 25% increments in February or May of each year. The independent directors received annual grants that vested at the end of each term served. The Company estimated the fair value of RSAs at the date of grant and recognized that amount in expense over the vesting period as the greater of the amount amortized on a straight‑line basis or the amount vested. The fair value of the RSAs were based on the closing price per share of the Company’s common stock on the date of the grant.

Under the terms of the Merger Agreement, effective immediately prior to the merger effective time, each outstanding award of restricted stock automatically became fully vested and all restrictions and repurchase rights thereon lapsed, with the result that all shares of common stock represented thereby were considered outstanding for all purposes under the merger agreement and received an amount in cash equal to $32.25 per share (the ‘Merger Consideration”), less required withholding taxes.

The Company had granted restricted stock unit awards (“RSUs”) with (a) both a market and a performance condition or (b) a market condition to its executive officers; these awards also contained a service condition. The number of common shares to be earned from each grant ranged from zero to 100% of the total RSUs granted over a three-year performance period.

The following table summarizes the RSU activity:

	Predecessor
	Period from January 1, 2023 through February 2, 2023		2022	2021
	Number of RSUs		Number of RSUs
Non-vested and outstanding, beginning of year	1,222,038		1,005,754	1,298,175
RSUs granted	—		629,307	846,896
RSUs vested	—		(217,987)	(468,466)
RSUs forfeited	—		—	(338,839)
RSUs not earned	—		(195,036)	(332,012)
Non-vested and outstanding, end of period	1,222,038	(a)	1,222,038	1,005,754

(a)
In connection with the completion of the Merger on February 3, 2023, 506,136 outstanding performance-based RSUs became earned and vested in accordance with the actual level of performance of STORE or a minimum of target as of the date of the Merger Agreement and 715,902 shares were forfeited.

For the 2021 and 2022 grants, 75% of the common shares to be earned was based on the Company’s total shareholder return (“TSR”) measured against a market index and 25% of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. For the 2018 through 2020 grants, one-half of the common shares to be earned was based on the Company’s TSR measured against a market index and one-half of the number of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. The 2018 through 2022 awards were to vest 100% at the end of the three-year performance period to the extent market, performance and service conditions are met. The RSUs accrued dividend equivalents which are paid only if the award vests. During the years ended December 31, 2022 and 2021, the Company accrued dividend equivalents expected to be paid on earned awards of $0.9 million and $1.3 million, respectively; during the years ended December 31, 2022 and 2021, the Company paid $1.3 million and $2.4 million, respectively, of these accrued dividend equivalents to its executive officers.

Under the terms of the Merger Agreement, effective immediately prior to the merger effective time, outstanding awards of performance-based RSUs automatically became earned and vested with (a) approximately 53% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2020, (b) approximately 50% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2021 and (c) approximately 33% of the maximum number of shares of common stock subject to the award vesting for performance-based RSUs granted in 2022, and thereafter were cancelled and, in exchange therefor, each holder of any such cancelled vested performance-based RSUs ceased to have any rights with respect thereto, except the right to receive as of the merger effective time, in consideration for the cancellation of such vested performance unit and in settlement therefore, an amount in cash equal to the product of (1) the Merger Consideration and (2) the number of so-determined earned performance shares subject to such vested performance-based RSUs, without interest, less required withholding taxes. In addition, on the Closing Date, each holder of performance-based RSUs received an amount equivalent to all cash dividends that would have been paid on the number of so-determined earned shares of the Company’s common stock subject to such performance-based RSUs as if they had been issued and outstanding from the date of grant up to, and including, the merger effective time, less required withholding taxes.

The Company previously valued the RSUs with a performance condition based on the closing price per share of the Company’s common stock on the date of the grant multiplied by the number of awards expected to be earned. The Company valued the RSUs with a market condition using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $6.7 million and $7.8 million for the 2022 and 2021 respectively. No RSUs were granted during the period from January 1, 2023 to February 2, 2023. The estimated fair value was amortized to expense on a tranche-by-tranche basis ratably over the vesting periods.

The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the RSUs with a market condition for each grant year:

	2022	2021
Volatility	45.79%	46.01%
Risk-free interest rate	1.77%	0.25%
Dividend yield	0.00%	0.00%

The 2015 and 2012 Plans each allowed the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting of RSAs and RSUs by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the years ended December 31, 2022 and 2021, the Company repurchased an aggregate 202,796 shares and 288,132 shares, respectively, in connection with this tax withholding obligation. No shares were repurchased during the period from January 1, 2023 to February 2, 2023.

Compensation expense for equity‑based payments totaled $1.0 million, $12.4 million and $32.2 million for period from January 1, 2023 through February 2, 2023 and the years ended December 31, 2022 and 2021, respectively, and is included in general and administrative expenses. In conjunction with the accelerated vesting of outstanding equity awards, the compensation expense for equity-based payments was $16.4 million which was presented “on-the-line” at the closing of the Merger.

During 2023, the Company replaced the historical stock compensation program with a long-term cash incentive program. Certain members of management were granted long-term cash-based incentive awards that vest at the end of a three-year performance period ending December 31, 2025 based on the achievement of specified corporate performance metrics and are paid following certification of achievement of such metrics. Employees were granted time-based cash awards that vest and are paid out ratably over a three-year period.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2023, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $185.9 million, of which $132.4 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into lease agreements with an unrelated third party for its corporate office space that will expire in July 2027 and July 2029; the leases each allow for one five-year renewal period at the option of the Company. For the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and the years ended December 31, 2022 and 2021, total rent expense was $874,000, $77,000, $829,000 and $735,000, respectively, which is included in general and administrative expense on the consolidated statements of operations. At December 31, 2023, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $994,000 in 2024, $1.0 million in 2025, $1.0 million in 2026, $701,000 in 2027, $188,000 in 2028 and $104,000 thereafter. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at December 31, 2023, the balance of the right-of-use asset was $3.2 million, which is included in other assets, net on the consolidated balance sheets, and the balance of the related lease liability was $3.6 million.

The Company has employment agreements with each of its executive officers that provide for minimum annual base salaries, and cash incentive compensation based on the satisfactory achievement of reasonable performance criteria and objectives on and annual and multi-year basis. In the event an executive officer’s employment terminates under certain circumstances, the Company would be liable for cash severance, and continuation of healthcare benefits under the terms of the employee agreements.

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed 30 days of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. For the period from February 3, 2023 through December 31, 2023, January 1, 2023 through February 2, 2023 and the years ended December 31, 2022 and 2021, the matching contributions made by the Company totaled approximately $704,000, $21,000, $614,000 and $603,000, respectively.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a net basis by counterparty. The net derivative assets are included in other assets and the net derivative liabilities are included in accrued expenses, deferred revenue and other liabilities in the consolidated balance sheets.

The following tables summarize the net derivative balances recorded on the consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Derivative assets:
Net derivative assets presented in the consolidated balance sheet	$20,208	$31,440
Gross amount of eligible offsetting recognized derivative liabilities	6,262	—
Gross amount of derivative assets	26,470	31,440

Derivative liabilities:
Net derivative liabilities presented in the consolidated balance sheet	$(4,815)	$—
Gross amount of eligible offsetting recognized derivative assets	(6,262)	—
Gross amount of derivative liabilities	(11,077)	—

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at December 31, 2023 and 2022. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2023, these debt obligations had an aggregate carrying value of $5.4 billion and an estimated fair value of $5.3 billion. At December 31, 2022, these debt obligations had an aggregate carrying value of $4.6 billion and an estimated fair value of $4.1 billion.

10. Merger

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

Consideration and Purchase Price Allocation

The Merger was accounted for using the asset acquisition method of accounting in accordance with ASC Topic 805 which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets acquired and the liabilities assumed. The following table summarizes the total consideration transferred in the purchase of STORE Capital Corporation (amounts in thousands):

Consideration Type
Cash paid to former shareholders and equity award holders	$9,142,744
Extinguishment of historical debt	1,331,698
Capitalized transaction costs	110,924
Total consideration	$10,585,366

The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed (amounts in thousands):

Assets acquired:
Land and improvements	$3,620,509
Buildings and improvements	9,105,004
Intangible lease assets	620,034
Operating ground lease assets	52,805
Loans and financing receivables	952,039
Cash and cash equivalents	28,005
Other assets	71,209
Total assets acquired	14,449,605
Liabilities assumed:
Unsecured notes and term loans payable	1,725,000
Non-recourse debt obligations of consolidated special purpose entities	2,243,323
Below market value of debt	(430,908)
Intangible lease liabilities	148,660
Operating lease liabilities	50,516
Other liabilities	127,648
Total liabilities assumed	3,864,239
Fair value of net assets acquired	$10,585,366

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
•
Loans receivable – the Company engaged third party valuation specialists to calculate the fair value of loans receivable based on the net present value of future payments to be received discounted at a market rate. The above-market value of the loans receivable is recorded as a loan premium and reported as an increase of the related loan balance on the consolidated balance sheets. The premium is amortized as a decrease to interest income over the remaining term of the loan receivable.
•
Assumed debt – the Company engaged third party valuation specialists to calculate the fair value of the outstanding debt assumed using standard valuation methodology, including the market approach. The below-market value of debt is recorded as a debt discount and reported as a reduction of the related debt balance on the consolidated balance sheets. The discount is amortized as an increase to interest expense over the remaining term of the related debt instrument.
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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of management, the Chief Executive Officer and Chief Accounting Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“2013 Framework”) (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position(s)
Mary B. Fedewa	58	President, Chief Executive Officer and Director
Adam Gallistel	48	Director
Jesse Hom	40	Director
Daniel Santiago	35	Director
Marc Zahr	44	Director
Michael Reiter	46	Director
Craig A. Barnett	46	Executive Vice President – Credit & Real Estate Underwriting
Chad A. Freed	50	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
Tyler S. Maertz	45	Executive Vice President - Acquisitions
Lori Markson	51	Executive Vice President – Portfolio Operations
David Alexander McElyea	49	Executive Vice President – Portfolio Management & Business Analytics
Ashley A. Dembowski	39	Senior Vice President – Chief Accounting Officer

Set forth below is biographical information with respect to each of our directors and executive officers as of the date of this Annual Report. With respect to the directors, the following information also describes the specific experience, qualifications, attributes and skills that qualify each director to serve on STORE’s Board.

Directors

Mary B. Fedewa co-founded STORE in May 2011 and has served as STORE’s Chief Executive Officer and President since April 2021 and September 2020, respectively, having previously served as STORE’s Chief Operating Officer from October 2017 to September 2020, as Executive Vice President – Acquisitions, Assistant Secretary and Assistant Treasurer from May 2011 to October 2017, and as a director since 2016. Ms. Fedewa has over 20 years of experience in a broad range of financial services. Prior to co-founding STORE, Ms. Fedewa spent several years investing as principal in single-tenant commercial real estate for private real estate companies. From 2004 to 2007, Ms. Fedewa was a Managing Director of Acquisitions at Spirit Finance Corporation (later renamed Spirit Realty Capital, Inc. and subsequently acquired by Realty Income Corporation (NYSE: O)) (“Spirit”), a real estate investment trust (“REIT”), originating net-lease transactions in a variety of industries across the United States. Prior to Spirit, Ms. Fedewa held numerous positions within GE Capital, including as a Senior Vice President of GE Capital Franchise Finance Corporation (“GE Franchise Finance”), which was the successor company to Franchise Finance Corporation of America (“FFCA”), a Scottsdale, Arizona-based REIT acquired by GE Capital in 2001. Throughout her GE Capital tenure, Ms. Fedewa held leadership positions within Mortgage Insurance, Private Label Financing and Commercial Finance. While at GE Capital, Ms. Fedewa was awarded a Six Sigma Black Belt and also served as a GE Quality Leader. Ms. Fedewa attended North Carolina State University, where she graduated summa cum laude with a B.A. degree in Business Management with a concentration in Finance.

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

Daniel Santiago has served as a director since February 2023. Mr. Santiago joined GIC in 2014 and is a Senior Vice President on the Americas Real Estate Investment team, where he leads the region’s net lease real estate investments and relationships in the triple net lease space. Prior to his current position, Mr. Santiago oversaw GIC Americas’ public REIT investments across several sectors, such as triple net lease, industrial, malls, strips, multifamily, office, healthcare, hospitality, datacenters and self-storage. Prior to joining GIC, Mr. Santiago was an investment banking analyst at Credit Suisse Brazil. Mr. Santiago holds a bachelor’s degree in Economics from the São Paulo School of Economics (“EESP-FGV”).

Marc Zahr has served as a director since February 2023. Mr. Zahr is the Founder, President and Chairman of the Board of Trustees of Blue Owl Real Estate Net Lease Trust, a private REIT, a member of the Blue Owl Capital Inc.’s Executive Committee, and a member of the firm’s Board of Directors. As the Head of the Blue Owl Real Estate division, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the real estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. in Communications from the University of Dayton.

Michael Reiter has served as a director since February 2023. Mr. Reiter is the Chief Operating Officer of Blue Owl Real Estate, a member of the Board of Trustees of Blue Owl Real Estate Net Lease Trust, a private REIT, and a member of the real estate Investment Committees. Mr. Reiter is responsible for the oversight, implementation and execution of the Company’s capital markets, business development, investment and asset management activities. Prior to Blue Owl, Mr. Reiter served as a Managing Director in the Real Estate Investment Management division at Cantor Fitzgerald. Mr. Reiter was a member of the Board of Trustees of Plymouth Industrial REIT, Inc. and a Senior Vice President and Head of Capital Markets at VEREIT, Inc. and American Realty Capital, where he was responsible for real estate acquisitions, capital markets and business development. Mr. Reiter commenced his career as a Certified Public Accountant at Ernst & Young as a Manager in the real estate advisory and assurance practices. Mr. Reiter received his B.S. in Economics from the University of Wisconsin, Madison and his M.S. in Accounting, cum laude, from the University of Notre Dame.

Executive Officers

Craig A. Barnett has served as STORE’s Executive Vice President – Credit & Real Estate Underwriting since January 2024, having previously served as Executive Vice President – Underwriting & Portfolio Management from September 2020 through December 2023. Prior to his appointment as an Executive Vice President, Mr. Barnett served in various leadership roles at STORE for nearly 11 years, most recently as Senior Vice President – Portfolio Management. After joining STORE as a senior underwriter in 2011, Mr. Barnett played an integral role in growing STORE’s transaction volume to over $9.0 billion. Mr. Barnett has nearly 20 years of broad-based commercial real estate and REIT experience, including portfolio and investment management, capital transactions, investment analysis, underwriting and valuation. Prior to joining STORE, he was a Vice President of Franchise Capital Advisors and held leadership positions at GE Capital and FFCA. Mr. Barnett received a B.S. degree in Finance from Arizona State University’s W.P. Carey School of Business.

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

Tyler S. Maertz has served as STORE’s Executive Vice President – Acquisitions since September 2020. Prior to his appointment, Mr. Maertz served in various capacities at STORE, having joined STORE shortly after inception as the initial member of STORE’s direct acquisitions team, most recently as Senior Managing Director – Western Territory. Mr. Maertz served in various positions with GE Capital for 11 years prior to joining STORE, including as a member of the sales team at GE Franchise Finance, actively managing the customer relationships for a portfolio of assets approaching $1 billion, and leading the Financial Planning & Analysis group at GE Franchise Finance. Mr. Maertz graduated with honors from GE’s Financial Management Program, a renowned leadership training program. Mr. Maertz received a Bachelor of Business Administration degree in Finance & Accounting from the University of Notre Dame and an M.B.A. degree from Arizona State University’s W.P. Carey School of Business, and is a CFA charterholder.

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

David Alexander McElyea has served as STORE’s Executive Vice President – Portfolio Management & Business Analytics since January 2024, having previously served as Executive Vice President – Data Analytics & Business Strategy from February 2022 through December 2023 and as Senior Vice President – Business Analytics from October 2021 to February 2022. In his capacity, Mr. McElyea oversees the management of STORE’s investment portfolio and the development of STORE’s advanced analytics models and the ongoing development of its enterprise business intelligence platform. Mr. McElyea has 20 years of experience in analytic roles within the financial services industry. Prior to joining STORE, Mr. McElyea spent four years with OneAZ Credit Union, most recently in the role of Chief Data Analytics Officer, and prior to that, Mr. McElyea spent five years with American Express Company in marketing science and analytics roles. Mr. McElyea earned a B.A. degree in Economics from Arizona State University and an M.B.A. degree from Arizona State University’s W.P. Carey School of Business.

Ashley A. Dembowski has served as STORE’s Senior Vice President – Chief Accounting Officer since April 2022, having previously served as STORE’s Corporate Controller and Vice President – Director of Accounting since joining the STORE in June of 2020. In these roles, Ms. Dembowski serves as the Company’s principal financial officer, leading STORE’s corporate accounting team in all aspects of the monthly close and financial accounting and the audit and Sarbanes-Oxley (SOX) compliance processes and working closely with executive management and department leaders. Prior to joining the STORE, Ms. Dembowski was a Senior Manager in the audit practice of Ernst & Young LLP (“EY”). During her 12+ year tenure with EY, Ms. Dembowski served a variety of private and public clients primarily in the real estate sector, including REITs, and has extensive experience in the application of GAAP accounting standards and technical accounting, SEC reporting, and SOX standards, leading over 20 professionals through all aspects of audit execution. Ms. Dembowski is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Ms. Dembowski earned a Bachelor of Science degree in Accountancy from Arizona State University.

Role of Our Board

Our Board serves as the ultimate decision-making body of STORE playing a critical role in the strategic planning process and strategy. Our Board selects and oversees the members of our senior management team, who are charged by our Board with conducting the day-to-day business of STORE.

Our Board is comprised of representatives appointed by each of our members in accordance with the terms of our operating agreement. The term of any director will begin at his or her appointment and will continue until removed by or as a result of death, voluntary resignation or action by the common member designating such director. In the event of removal of a director, the resulting vacancy shall be filled by the member that designated the removed director.

As of the date of this Annual Report, the Company’s Board does not have any standing committees.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that apply to all our directors, officers and employees. A current version of this code is available free of charge by contacting Chad A. Freed, our Executive Vice President – General Counsel, Chief Compliance Officer and Secretary, at 8377 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255.

Changes to Security Holder Director Nomination Procedures

Following the closing of the Merger, board members are appointed pursuant to the provisions of our operating agreement.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

2023 Executive Compensation

In this section, we describe the material components of the executive compensation program for the Company’s Named Executive Officers (“NEOs”), whose compensation is set forth in the Summary Compensation Table below. We also provide an overview of the Company’s executive compensation philosophy and executive compensation program.

For 2023, the Company’s NEOs were:

Named Executive Officer	Title as of December 31, 2023
Mary B. Fedewa	Chief Executive Officer and President
Chad A. Freed	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
Craig A. Barnett	Executive Vice President – Credit & Real Estate Underwriting
Tyler S. Maertz	Executive Vice President – Acquisitions
Ashley A. Dembowski	Senior Vice President – Chief Accounting Officer

Compensation Philosophy and Objectives

For 2023, following the closing of the Merger, our Board approved a program that contained a competitive annual base salary but that was weighted towards variable at-risk pay elements through the use of short-term and long-term cash incentives. Under this program, NEOs are required to contribute to STORE’s achievement of measurable financial performance metrics in order to increase their cash compensation. Each element of the 2023 compensation program is discussed in more detail below.

How We Determine Compensation

Following the closing of the Merger, our Board oversees the design, development and implementation of the executive compensation program and is primarily responsible for reviewing and approving the compensation policies and the compensation paid to the NEOs. Our Chief Executive Officer works closely with the Board to provide input into the compensation program design.

Components of 2023 Compensation

The components of the NEOs’ 2023 compensation were set forth in agreements entered into upon the closing of the Merger. For 2023, the compensation of the NEOs consisted of three principal components:

Compensation Element	Purpose of Compensation Element	Key Features of Compensation Element
Base Salary	• A stable means of cash compensation designed to provide competitive compensation that reflects the contributions and skill levels of each executive.	• Paid in cash • The Board reviews base salaries each year and may raise them in its sole discretion.
Short-Term Incentives

• The annual cash bonus program is designed to motivate the executive officers to achieve performance goals established by the Board that reinforces the Company's annual business plan and assists STORE in attracting and retaining qualified executives.

• The threshold, target and maximum dollar amounts for short-term incentive compensation are set by the Board.
• Paid each year in cash following certification of achievement of goals for the applicable year.

Long-Term Incentives

• The long-term cash incentive program motivates the executive officers to achieve longer-term performance goals established by the Board, supports the Company’s long term strategic incentives and helps to maintain the competitiveness of the total compensation package.

• For Ms. Fedewa and Messrs. Freed, Barnett and Maertz, to vest as of the end of a three-year performance period ending December 31, 2025 and paid following certification of achievement of the stated performance metrics. For 2023, Ms. Dembowski participated in a separate program for certain participants below the level of Executive Vice President in which the participants were granted time-based cash awards that vest and are paid out ratably over a three-year period.

Set forth below is a discussion of each of the principal components of 2023 compensation for the NEOs.

Base Salary

The following table shows the 2023 base salaries of the current NEOs:

Name	Base Salary
Mary B. Fedewa	$795,000
Chad. A. Freed	420,000
Craig A. Barnett	391,875
Tyler S. Maertz	365,750
Ashley A. Dembowski	282,994

Short-Term Incentives

For 2023, the Board approved the following threshold, target and maximum cash bonus award opportunities, expressed as a percentage of base salary, which the NEOs were eligible to receive under the annual cash bonus program. Straight line interpolation is used to determine awards for results in between performance levels:

	Payout Opportunities
	(as a percentage of base salary)
Name	Threshold	Target	Maximum
Mary B. Fedewa	75.0%	150.0%	300.0%
Chad. A. Freed	37.5%	75.0%	150.0%
Craig A. Barnett	37.5%	75.0%	150.0%
Tyler S. Maertz	37.5%	75.0%	150.0%
Ashley A. Dembowski	56.3%	75.0%	93.8%

The compensation program as adopted by the Board provided that all of the NEOs would be eligible to earn annual cash bonuses based on STORE’s achievement of identified corporate performance metrics (as described in more detail below).

The corporate performance metrics in effect for the 2023 annual incentive program included (as applicable to each NEO participant):

Metric	Definition
Net Origination Volume

The dollar value of the Company’s acquisition gross volume (equal to the sum of (a) the aggregate purchase price for all properties acquired, and (b) the aggregate principal amount of all loans or construction draws funded by the Company) during such year less the dollar value of the Company’s property dispositions (equal to the aggregate purchase price received by the Company for all properties sold and aggregate amount of all loans re-paid) during such year.

Average Levered Equity Spread on New Originations

The weighted average equity spread for the Company, taken as a whole, annually via weighting it by deal size. The equity spread of each acquisition of any property is determined by: (a) the capitalization rate on the sale-leaseback transaction for such property, calculated as the initial annualized base rent and interest divided by the purchase price of such property, less (b) the Company’s cost of funds.

Portfolio Lease Term	The weighted average (based on annual base rent and interest) remaining lease term of all leases in effect as of December 31 of the applicable performance period.
Portfolio Bad Debt

The number, expressed as a percentage, equal to (a) the total contracted cash base rent and interest payable on all leases in effect during the applicable year (or such shorter period during such year during which such leases were in effect) less the actual cash rent and interest received on such leases during such period, divided by (b) the total contracted cash base rent and interest on all leases in effect during the applicable year.

Portfolio Bad Debt (Amendments and Re-lets)

The number, expressed as a percentage, equal to: (A + B) / C, where:
   A = Pre-amendment total contracted annual cash base rent and interest on all leases that were amended during the applicable year minus post-amendment annual cash base rent and interest;
   B = Prior total contracted annual cash base rent and interest on all leases that were relet during the applicable year minus post-relet annual cash base rent and interest; and
   C = total contracted annual cash base rent and interest for such applicable year.

Levered Cash Yield

The number, expressed as a percentage, equal to (a) the Company’s annual net operating income (annual owed cash base rent and interest minus bad debt) for the applicable year less (i) the Company’s general and administrative expenses for such year, less (ii) the Company’s total interest expense for such year and less (iii) maintenance capex and operational expenses, divided by (b) the average invested equity over the course of such year.

The percentage that each of the foregoing metrics was weighed varied among the NEOs depending upon their position and the relative importance that each such metric represented as to a particular NEO’s job duties. In addition, the Board of Directors adopted threshold, target and maximum goal levels for each corporate performance metric.

2023 Payouts

The following table shows the actual payouts for each NEO for 2023:

NEO	Actual Payout	% of Maximum Bonus Opportunity
Mary B. Fedewa	$2,378,428	99.7%
Chad. A. Freed	628,264	99.7%
Craig A. Barnett	560,950	95.4%
Tyler S. Maertz	523,553	95.4%
Ashley A. Dembowski	224,980	84.8%

Long-Term Incentives

During 2023, we granted long-term cash incentives to the Named Executive Officers. For Ms. Fedewa and Messrs. Freed, Barnett and Maertz, these cash-based awards vest at the end of a three-year performance period ending December 31, 2025 based on the achievement of specified corporate performance metrics. The corporate performance metrics in effect for the 2023 long-term incentive grants included:

Metric	Definition
Portfolio Lease Term	The weighted average (based on annual base rent and interest) remaining lease term of all leases in effect as of December 31 of the applicable performance period.
Levered Cash on Cash Yield	The average of the Levered Cash Yield for the performance period.
Volume Adjusted Levered Equity Spread	Net Origination Volume for the performance period, multiplied by the Average Levered Equity Spread on New Originations for the performance period.
Median Portfolio 4-Wall	The median 4-wall coverage ratio for all Company tenants based on the most recently received financial statements as of December 31 of the applicable performance period.
3 Year Vehicle IRR	The levered net internal rate of return over the performance period.

For 2023, Ms. Dembowski participated in a separate program for certain participants below the level of Executive Vice President in which the participants were granted time-based cash awards that vest and are paid out ratably over a three-year period.

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

Severance and Change in Control Arrangements

The NEOs are eligible for severance payments and benefits in the event of an involuntary termination of employment without “cause” or for “good reason,” as provided in their respective employment agreements entered into upon the closing of the Merger.

For detailed information on the estimated potential payments and benefits payable to the NEOs in the event of their termination of employment under the employment agreements, see the section titled “Potential Payments Upon Termination or Change in Control.”

Perquisites and Other Personal Benefits

We do not provide the NEOs with perquisites or other personal benefits, except for a long-term disability policy (not to exceed $15,000 per year or such higher amount as is subsequently approved by the Board), reimbursement for the costs of an annual physical (not to exceed $2,500 per year or such higher amounts as is subsequently approved by the Board), and reimbursement for the monthly dues at a fitness or country club (not to exceed $1,000 per month or such higher amounts as is subsequently approved by the Board). These items are provided because we believe that they serve a necessary business purpose and represent an immaterial element of the executive compensation program. The value of these perquisites is reported in the Summary Compensation Table.

We do not provide tax reimbursements or any other tax payments, including excise tax “gross-ups,” to any of the executive officers.

BOARD REPORT ON EXECUTIVE COMPENSATION

The Board of Directors has reviewed the disclosures in the section titled “Compensation Discussion and Analysis” contained in this Annual Report and has discussed such disclosures with the management of the Company. Based on such review and discussion, the Board of Directors recommended that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the year ended December 31, 2023.

The Board of Directors

Mary B. Fedewa

Adam Gallistel

Jesse Hom

Daniel Santiago

Marc Zahr

Michael Reiter

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth for each of the Named Executive Officers the compensation amounts paid or earned for the fiscal years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary		Bonus	Stock Awards (b)(c)	Non-Equity Incentive Plan Compensation (d)	All Other Compensation (e)	Total
Mary B. Fedewa	2023	$795,000		$—	$—	$2,378,428	$36,035	$3,209,463
Chief Executive Officer and President	2022	795,000		—	4,988,030	2,378,428	37,535	8,198,993
	2021	705,139	(a)	—	4,535,096	1,756,265	31,935	7,028,435
Chad A. Freed	2023	420,000		—	—	628,264	28,839	1,077,103
Executive Vice President – General Counsel,	2022	420,000		—	980,761	628,264	27,839	2,056,864
Chief Compliance Officer and Secretary	2021	400,000		—	926,330	508,117	28,810	1,863,257
Craig A. Barnett	2023	391,875		—	—	560,950	16,962	969,787
Executive Vice President – Credit &	2022	375,000		—	818,395	560,950	17,947	1,772,292
Real Estate Underwriting	2021	375,000		—	789,464	476,360	16,836	1,657,660
Tyler S. Maertz	2023	365,750		—	—	523,553	17,302	906,605
Executive Vice President – Acquisitions	2022	350,000		—	763,820	523,553	17,598	1,654,971
	2021	357,821		—	744,693	444,603	16,101	1,563,218
Ashley A. Dembowski	2023	282,994		—	—	279,980	13,200	576,174
Senior Vice President – Chief	2022	261,099		206,250	165,000	—	12,200	644,549
Accounting Officer	2021	215,000		161,250	80,000	—	11,600	467,850

a)
The amount shown for Ms. Fedewa for 2021 gives effect to a salary increase from $650,000 to $725,000, effective April 15, 2021, following her promotion to Chief Executive Officer and President.
b)
The amounts included in this column reflect the aggregate grant date fair value of both restricted stock and RSUs calculated in accordance with FASB ASC Topic 718. The fair value reflects the expected future cash flows of dividends and therefore dividends on unvested shares are not separately disclosed. The amounts in this column for each fiscal year exclude the effect of any estimated forfeitures of such awards. The basis for the calculation of these amounts is included in Note 7 to the December 31, 2023 consolidated financial statements.
c)
The performance RSUs granted in 2021 and 2022 to the NEOs included a performance condition based on STORE’s Compounded AFFO Per Share Growth. In accordance with FASB ASC Topic 718, the amounts in this column for 2021 and 2022 reflect the aggregate grant date fair value of the RSUs assuming the expected level of performance conditions will be achieved.
d)
The amounts included in this column represent the annual cash incentive earned in the year indicated and paid in the following year and for Ms. Dembowski also includes 33% of her time-based cash awards that vest and are paid out ratably over a three-year period. The performance-based long-term cash incentive awards granted to Ms. Fedewa and Messrs. Freed, Barnett and Maertz were not earned as of December 31, 2023 and are therefore not reflected in this column. The cash incentive amounts awarded to the NEOs for 2023 are described in more detail in the section titled “Executive Compensation” under the headings “Short-Term Incentives” and “Long-Term Incentives.”
e)
The following table sets forth the amounts of other compensation, including perquisites and other personal benefits, paid to, or on behalf of, the NEOs included in the “All Other Compensation” column. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to us.

Name	Year	Disability Insurance Premium	Annual Physical	Club Dues	401(k) Match	Total
Mary B. Fedewa	2023	$8,335	$2,500	$12,000	$13,200	$36,035
	2022	8,335	5,000	12,000	12,200	37,535
	2021	8,335	-	12,000	11,600	31,935
Chad A. Freed	2023	3,639	—	12,000	13,200	28,839
	2022	3,639	—	12,000	12,200	27,839
	2021	5,210	—	12,000	11,600	28,810
Craig A. Barnett	2023	3,272	—	490	13,200	16,962
	2022	5,306	-	441	12,200	17,947
	2021	3,913	1,323	—	11,600	16,836
Tyler S. Maertz	2023	3,059	—	1,043	13,200	17,302
	2022	5,398	—	—	12,200	17,598
	2021	4,501	—	—	11,600	16,101
Ashley A. Dembowski	2023	—	—	—	13,200	13,200
	2022	—	—	—	12,200	12,200
	2021	—	—	—	11,600	11,600

Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity plan-based awards made by us during 2023 to the NEOs.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold	Target	Maximum
Mary B. Fedewa	$5,167,500	$14,906,250	$43,526,250
Chad A. Freed	1,056,300	3,011,400	8,719,200
Craig A. Barnett	930,703	2,645,157	7,641,565
Tyler S. Maertz	868,657	2,468,814	7,132,128
Ashley A. Dembowski	324,184	377,246	430,307

a)
The amounts reported in these columns represent the range of possible and future payouts under cash incentive awards that were granted to the NEOs in 2023 under the Company’s short-term annual cash incentive program and its long-term cash incentive plan. The cash awards are described in more detail in the section titled “2023 Executive Compensation” under the headings “Short-Term Incentives” and “Long-Term Incentives.” The actual cash amounts paid in February 2024 to the NEOs for performance under the 2023 annual cash bonus program and in connection with the vesting of time-based cash awards granted in 2023 are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

The table below shows the breakdown between the possible future payouts under the short-term annual incentive program (consisting of the annual cash bonus amounts and, in the case of Ms. Dembowski, the vesting of time-based cash awards granted in 2023) and the estimated future payouts under the long-term cash incentive plan. Under the long-term cash incentive plan, awards are granted once every three years. The awards granted to Ms. Fedewa and Messrs. Freed, Barnett and Maertz in 2023 vest as of the end of a three-year performance period ending December 31, 2025 and amounts earned, if any, will be paid at one time in 2026 following certification of achievement of the stated performance metrics. It is anticipated that new awards would then be granted in 2026 for potential payout in 2029.

	Short-Term Incentives (annual cash bonus program)
Name	Threshold	Target	Maximum
Mary B. Fedewa	$596,250	$1,192,500	$2,385,000
Chad A. Freed	157,500	315,000	630,000
Craig A. Barnett	146,953	293,906	587,813
Tyler S. Maertz	137,156	274,313	548,625
Ashley A. Dembowski	159,184	212,246	265,307

	Long-Term Incentives
Name	Threshold	Target	Maximum
Mary B. Fedewa	$4,571,250	$13,713,750	$41,141,250
Chad A. Freed	898,800	2,696,400	8,089,200
Craig A. Barnett	783,750	2,351,251	7,053,752
Tyler S. Maertz	731,500	2,194,501	6,583,503
Ashley A. Dembowski	165,000	165,000	165,000

Pension Benefits and Nonqualified Deferred Compensation

There were no deferred compensation or defined benefit plans in place for 2023.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

During 2023, Ms. Fedewa and Messrs. Freed, Barnett and Maertz were party to employment agreements (each, an “Employment Agreement,” and collectively, the “Employment Agreements”) with STORE Capital Advisors, LLC, an Arizona limited liability company and wholly owned subsidiary of STORE (“STORE Capital Advisors”), and STORE, as the guarantor of the obligations of STORE Capital Advisors thereunder. The Employment Agreements have terms that run through February 2, 2026 and are subject to automatic one-year renewal terms unless either party gives the other not less than ninety (90) days’ advance notice of nonrenewal. The Employment Agreements include provisions that required STORE or its successors to pay or provide certain compensation and benefits to the NEOs in the event of certain terminations of employment.

Types of Compensation Payable upon Termination of Employment

The table below reflects the types of compensation payable pursuant to the Employment Agreements to Ms. Fedewa and Messrs. Freed, Barnett and Maertz in the event of a termination of the NEO’s employment under the various circumstances described below (in addition to any base salary, incentive bonus and other benefits that have been earned and accrued prior to the date of termination and reimbursement of expenses incurred prior to the date of termination):

Termination Scenario	Cash Severance	LTIP	Other Benefits(a)
Death or Disability	Pro rata portion of target incentive bonus for which the NEO was eligible in the year of termination.

A cash payment equal to the pro rata portion of the LTIP payment that the executive would have received for any performance period that had not been completed as of the date of such termination if the executive had continued in employment through the end of the performance period, if any, based on the Board’s determination of actual performance for the entire performance period (the “Pro-Rated LTIP Payments”).

For a period of up to 18 months, the excess of (1) the amount the NEO was required to pay monthly to maintain coverage under COBRA over (2) the amount the NEO would have paid monthly if he or she had continued to participate in the Company’s medical and health benefits plan.

Without “Cause”(b) or for “Good Reason”(c)

An amount equal to the sum of:
(i) for Ms. Fedewa, 1.5 times her base salary in effect on the date of termination and, for each other NEO, 1.0 times his base salary in effect on the date of termination, plus
(ii) the target incentive bonus for which the NEO was eligible in the year of termination

Pro-Rated LTIP Payments, as defined above.

For a period of up to 12 months, the excess of (i) the amount the NEO was required to pay monthly to maintain coverage under COBRA over (ii) the amount the NEO would have paid monthly if he or she had continued to participate in the Company’s medical and health benefits plan.

a)
Payable to the extent the NEO (or his or her eligible dependents in the event of the NEO’s death) is eligible for and elects continued coverage for himself or herself and his or her eligible dependents in accordance with COBRA.
b)
For all NEOs party to an Employment Agreement, “Cause” means the NEO’s (i) refusal or neglect, in the reasonable judgment of our Board, to perform substantially all of his or her employment-related duties, which refusal or neglect is not cured within 20 days of receipt of written notice by us; (ii) personal dishonesty, incompetence or breach of fiduciary duty which, in any case, has a material adverse impact on our business or reputation or any of our affiliates, as determined in our Board’s reasonable discretion; (iii) violation of any material written policy that is not cured without resulting in financial or reputational harm to us within 20 days of receipt of written notice by us (iv) conviction of or entering a plea of guilty or nolo contendere (or any applicable equivalent thereof) to a crime constituting a felony (or a crime or offense of equivalent magnitude in any jurisdiction); (v) willful violation of any federal, state or local law, rule or regulation that has a material adverse impact on our business or reputation or any of our affiliates, as determined in our Board’s reasonable discretion; or (vi) any material breach of the NEO’s non-competition, non-solicitation or confidentiality covenants.
c)
For all NEOs party to an Employment Agreement, “Good Reason” means termination of employment by the NEO on account of any of the following actions or omissions taken without the NEO’s written consent: (i) a material reduction of, or other material adverse change in, the NEO’s duties or responsibilities or the assignment to the NEO of any duties or responsibilities that are materially inconsistent with his or her position; (ii) a material reduction in the NEO’s base salary, the target percentage with respect to the NEO’s cash bonus or the target long term incentive cash grant; (iii) a requirement that the primary location at which the NEO performs his or her duties be changed to a location that is outside of a 35-mile radius of Scottsdale, Arizona or a substantial increase in the amount of travel that the NEO is required to do because of a relocation of our headquarters from Scottsdale, Arizona; (iv) a material breach by us of the NEO’s Employment Agreement; or (v) a failure by us, in the event of a Change in Control (as defined in the Employment Agreements), to obtain from any successor to us an agreement to assume and perform the NEO’s Previous Employment Agreement. A termination for “good reason” will not be effective until (i) the NEO provides us with written notice specifying each basis for the NEO’s determination that “good reason” exists and (ii) we fail to cure or resolve the NEO’s issues within 30 days of receipt of such notice.

Potential Payments upon Termination

The following table shows the estimated payments that are payable to each NEO under the Employment Agreements if a termination “without cause” or resignation for “good reason,” had occurred on December 31, 2023.

Name	Benefit	Death or Disability	Termination without Cause or Resignation for Good Reason (a)
Mary B. Fedewa	Cash Severance	$1,192,500	$2,385,000
	Long-term Incentive Plan	4,571,250	4,571,250
	Health Benefits	16,562	11,042
	Total	5,780,312	6,967,292
Chad A. Freed	Cash Severance	315,000	735,000
	Long-term Incentive Plan	898,800	898,800
	Health Benefits	21,292	14,195
	Total	1,235,092	1,647,995
Craig Barnett	Cash Severance	293,906	685,781
	Long-term Incentive Plan	783,750	783,750
	Health Benefits	21,308	14,205
	Total	1,098,964	1,483,736
Tyler S. Maertz	Cash Severance	274,313	640,063
	Long-term Incentive Plan	731,500	731,500
	Health Benefits	21,292	14,195
	Total	1,027,105	1,385,758
Ashley A. Dembowski	Cash Severance	—	—
	Long-term Incentive Plan	—	—
	Health Benefits	—	—
	Total	—	—

a)
If a NEO was terminated for “cause” or resigned without “good reason” on December 31, 2023, the NEO would have been entitled to receive only his or her base salary, cash bonus and any other compensation-related payments that had been earned but not yet paid, and unreimbursed expenses that were owed as of the date of the termination, in each case that were related to any period of employment preceding the NEO’s termination date. The NEO would not have been entitled to any additional payments.

OTHER COMPENSATION MATTERS

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Ms. Fedewa, STORE Capital LLC’s Chief Executive Officer for 2023. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2023, the median of the annual total compensation (inclusive of base salary, bonus and other items, as discussed below) of all employees of the company (other than our Chief Executive Officer) was $140,071. The total annualized compensation of Ms. Fedewa, as reported above in the Summary Compensation Table, was $3,209,463.

Based on this information, for 2023, the ratio of the annual total compensation of Ms. Fedewa, the Chief Executive Officer for fiscal 2023, to the median of the annual total compensation of all employees was 22.9 to 1. To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, we took the following steps:

•
We determined that, as of December 31, 2023, our employee population consisted of 121 individuals, all of whom were full-time employees located in the United States. We selected December 31, 2023 as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.
•
To identify the “median employee” from our employee population, we compared the amount of total compensation of our employees as reflected in our payroll records and reported to the Internal Revenue Service on Form W-2 for 2023. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our Chief Executive Officer, we did not make any cost-of-living adjustments in identifying the “median employee.”
•
Once we identified our median employee, we combined all the elements of such employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $140,071. The difference between such employee’s base salary and the employee’s annual total compensation represents the employee’s annual bonus and company matching contributions on behalf of the employee to our 401(k) employee savings plan. Since we do not maintain a defined benefit or other actuarial plan for our employees, and do not otherwise provide a plan for payments or other benefits at, following or in connection with retirement, the “median employee’s” annual total compensation did not include amounts attributable to those types of arrangements.

Supplemental Pay Ratio

Under the long-term incentive plan for our NEOs, these cash-based awards vest at the end of the three-year performance period ending December 31, 2025 and are paid following certification of achievement of the stated performance metrics. Since no portion of these awards were earned in 2023, Ms. Fedewa’s total annualized compensation for 2023 for purposes of the pay ratio disclosed above does not include any amounts related to the long-term incentive plan. This same outcome will be reflected in the 2024 pay ratio. For 2025, assuming achievement of the performance metrics for the long-term incentive plan, all three years of that award will be paid at once, resulting in a material increase in the pay ratio for that year.

We understand that the CEO pay ratio is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee. As such, we are providing a supplemental ratio that compares the CEO’s regular annual pay, including an estimate of the annualized portion of the long-term incentive plan assuming achievement of the performance metrics at the target level, to the pay of the median-paid employee as we believe that this supplemental ratio reflects a more representative comparison. The resulting supplemental CEO pay ratio is 55.5 to 1.

2023 Director Compensation

In this section, we describe the material components of the director compensation program for STORE Capital Corporation’s 2023 Board of Directors. During the period from January 1, 2023 through February 2, 2023, the following individuals served on the STORE Capital Corporation’s Board of Directors:

Jawad Ahsan	William F. Hipp
Joseph M. Donovan	Tawn Kelley
David M. Edwards	Catherine D. Rice
Mary B. Fedewa (a)	Quentin P. Smith, Jr.
Morton H. Fleischer

a)
The compensation of Ms. Fedewa, the Company’s President and Chief Executive Officer, is discussed above under the heading “2023 Executive Compensation”.

The following table sets forth the elements of the director compensation program in effect in for the period from January 1, 2023 through February 2, 2023:

Compensation Element	Position	Annual Fee
Cash Fees:	Non-Executive Chairman:	$140,000
	Other Non-Employee Directors:	$85,000
Board and Committee Meeting Fees:	All Non-Employee Directors:	None
Committee Chair Fee:	Audit:	$20,000
	Compensation:	$15,000
	Investment:	$15,000
	Nominating and Corporate Governance:	$12,500

In 2023, each director earned a pro-rata portion of their annual cash fees. In addition, Messrs. Donovan, Smith and Hipp earned a pro-rata portion of annual fees of $20,000, $15,000, and $15,000, respectively, for their service as the chairs of the Audit,

Compensation, and Investment Committees, respectively. In addition, Ms. Kelley earned a pro-rata portion of annual fees of $12,500 for her service as chair of the Nominating and Corporate Governance Committee.

The following table shows the compensation earned, and paid on February 3, 2023 in connection with the Merger, to the non-employee directors who served on the STORE Capital Corporation Board during 2023:

Name	Fees earned
Jawad Ahsan	$8,028
Joseph M. Donovan	9,917
David M. Edwards	8,028
Morton H. Fleischer	8,028
William F. Hipp	9,444
Tawn Kelley	14,403
Catherine D. Rice	8,028
Quentin P. Smith, Jr.	9,444

Subsequent to the Merger, in accordance with the Operating Agreement of STORE Capital LLC, except for compensation paid by the Company to any independent director as approved by the Board, no Board Member shall be entitled to receive any compensation from the Company for services rendered as a Director. For the period from February 3, 2023 through December 31, 2023, there were no independent directors serving on the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information within our knowledge with respect to the beneficial ownership of our units of common equity as of March 1, 2024, for each person or group of affiliated persons whom we know to beneficially own more than 5% of our common equity. As of March 1, 2024, our directors and executive officers do not hold beneficial ownership of our common equity. The table is based on 1,000 units of our common equity outstanding.

Name of Greater than Five Percent Beneficial Owners	Common Equity Units Beneficially Owned Number	Percentage of Common Equity Owned
Ivory Parent, LLC 8377 E Hartford Drive Ste 100 Scottsdale, AZ 85255	510	51%
Ivory SuNNNs LLC 280 Park Avenue, 9th Floor New York, New York 10017	490	49%

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the terms of the Merger Agreement, in connection with the completion of the Merger, our equity incentive plan was terminated effective February 3, 2023. As such, no securities were issued under our equity incentive plan during 2023 and no equity compensation plan exists as of December 31, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Independence Determinations

At the closing of the Merger, the Company delisted its common stock on the NYSE. As a result, the Company is no longer required to comply with the NYSE’s corporate governance requirements, including the requirement that a majority of its Board be comprised of; independent directors.

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

In December 2023, the Company sold certain loans and financing receivables with an aggregate carrying value of $332.0 million for an aggregate purchase price of $327.5 million to PCSD Ivory Private Limited, an entity affiliated with GIC, the Company's majority member. The purchase price was based upon a third party valuation obtained by GIC. The Company recognized a $4.7 million aggregate net loss on the sale which is recorded in the (loss) gain on disposition of real estate on the consolidated statements of operations. As part of this transaction, in January 2024 PCSD Ivory Private Limited collected 100% of the interest owed for the period December 1, 2023 to December 31, 2023. STORE’s pro rata portion of interest owed for December 2023 and collected in January 2024 is $1.1 million which is recorded as a receivable and included in other assets on the consolidated balance sheet.

In connection with the sale, the Company entered into a service contract with PCSD Ivory Private Limited and agreed to perform certain loan servicing and other administrative services with respect to the mortgage loan portfolio on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. The fee income will be recorded as other income on the consolidated statements of operations. No such amounts were recorded for the period from January 1, 2023 through February 2, 2023 or the period from February 3, 2023 through December 31, 2023.

During 2023, STORE Capital LLC entered into Administrative Management Services Agreements (“Service Agreements”) with certain affiliated entities including Ivory Parent, LLC, Waterparks LLC and Ivory Parent Waterparks, LLC. Under these Service Agreements, the Company agrees to render certain services, including but not limited to, maintenance of the books and records in exchange for a fee equal to the costs incurred to provide the services plus eight percent. Fees earned for the period from February 3, 2023 to December 31, 2023 were $42,000 and are recorded on the consolidated statement of operations as other income. These amounts remained payable to STORE as of December 31, 2023 and are recorded as a receivable and included in other assets on the consolidated balance sheet.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid by us to Ernst & Young LLP (“EY”) for professional services rendered:

	Year Ended December 31,
	2023	2022
Audit fees (a)	$1,584,000	$1,261,650
Audit-related fees (b)	140,000	58,500
Tax fees (c)	800,624	362,278
All other fees	—	3,408
Total	$2,524,624	$1,685,836

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

In 2023, our Audit Committee for the period from January 1, 2023 through February 2, 2023 and our Board of Directors for the period from February 3, 2023 through December 31, 2023 determined that the provision of services to us described in the foregoing table were compatible with maintaining the independence of EY. All (100%) of the services described in the foregoing table with respect to us and our subsidiaries were approved by our Audit Committee in conformity with our pre-approval policy (as described below).

Historically, the Audit Committee and now Board of Directors, selects STORE’s independent registered public accounting firm and separately pre-approves all audit services it will provide to STORE. Our Audit Committee and now Board of Directors also reviewed and separately pre-approved all audit-related, tax and other services rendered by our independent registered public accounting firm in accordance with our Audit Committee’s charter and the Board of Directors policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, our Audit Committee and Board of Directors considered, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the period January 1, 2023 through February 2, 2023, the period February 3, 2023 through December 31, 2023 and the years ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income for the period January 1, 2023 through February 2, 2023, the period February 3, 2023 through December 31, 2023 and the years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the period January 1, 2023 through February 2, 2023 and the years ended December 31, 2022 and 2021

Consolidated Statements of Members' Equity for the period February 3, 2023 through December 31, 2023

Consolidated Statements of Cash Flows for the period January 1, 2023 through February 2, 2023, the period February 3, 2023 through December 31, 2023 and the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

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

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC, and STORE Capital Corporation.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
3.1	Third Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of February 3, 2023.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
3.2	First Amendment to Third Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of June 7, 2023.	Filed herewith.
3.3	Second Amendment to Third Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of February 6, 2024.	Filed herewith.
3.4	Certificate of Formation of STORE Capital LLC, dated August 30, 2022, as amended effective February 3, 2023.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
4.1

Ninth Amended and Restated Master Indenture dated as of May 31, 2023, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC and STORE Master Funding XIV, LLC, STORE Master Fund XIX, LLC, STORE Master Funding XX, LLC and STORE Master Funding XXIV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee, relating to Net-Lease Mortgage Notes.

Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2023.
4.2

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
4.3

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
4.4

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

4.5

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
4.6

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

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021.
4.7

Series 2023-1 Indenture Supplement, dated as of May 31 2023, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC and STORE Master Funding XX, LLC and STORE Master Funding XXIV, LLC, collectively as Issuers, and Citibank, N.A., as Indenture Trustee.

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2023.
4.8		Indenture, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.9		Supplemental Indenture No. 1, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.10		Supplemental Indenture No. 2, dated as of February 28, 2019, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.
4.11		Supplemental Indenture No. 3 dated as of November 18, 2020, by and between STORE Capital Corporation and Wilmington Trust Company (including form of Note).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2020.
4.12		Supplemental Indenture No. 4 dated as of November 17, 2021, by and between STORE Capital Corporation and Wilmington Trust Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2021.
4.13		Supplemental Indenture No. 5, dated as of February 3, 2023, by and between Ivory REIT, LLC, STORE Capital Corporation and Wilmington Trust Company, as Trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.1	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC (formerly known as Ivory REIT, LLC), STORE Capital Advisors, LLC, and Mary B. Fedewa.	Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.
10.2	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Chad A. Freed.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

10.3	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Tyler S. Maertz.	Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.
10.4	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Craig A. Barnett.	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.
10.5

Eighth Amended and Restated Property Management and Servicing Agreement, dated as of May 31, 2023, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC and STORE Master Funding XX, LLC and STORE Master Funding XXIV, LLC, collectively as Issuers, STORE Capital LLC, as Property Manager and Special Servicer, KeyBank National Association, as Back-Up Manager, and Citibank, N.A., as Indenture Trustee.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2023.
10.6

Credit Agreement, dated as of February 3, 2023, by and among Ivory REIT, LLC (renamed STORE Capital LLC following the Merger Effective Time), KeyBank National Association, as Administrative Agent, and the other lenders and parties identified therein.

Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.7		Incremental Amendment No. 1, dated as of March 8, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2023.
10.8		Incremental Amendment No. 2, dated as of October 4, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Filed herewith.
10.9		Incremental Amendment No. 3, dated as of December 14, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Filed herewith.
10.10		First Amendment and Consent, dated as of December 14, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Filed herewith.
10.11		Incremental Amendment No. 4, dated as of December 20, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Filed herewith.
10.12		Incremental Amendment No. 5, dated as of January 9, 2024, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Filed herewith.
10.13	*	Amendment to Employment Agreement dated January 2, 2024, by and between STORE Capital LLC and Craig Barnett.	Filed herewith.
21		List of Subsidiaries.	Filed herewith.
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer.	Filed herewith.
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer.	Filed herewith.
32.1		Section 1350 Certification of the Principal Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Principal Financial Officer.	Filed herewith.
101

The following financial statements from STORE Capital LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are formatted in Inline Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

* Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORE CAPITAL LLC

Date: March 14, 2024	By:	/s/ Mary B. Fedewa
Mary B. Fedewa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2024 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mary B. Fedewa	President, Chief Executive Officer and Director	March 14, 2024
Mary B. Fedewa	(Principal Executive Officer)

/s/Ashley A. Dembowski	Senior Vice President – Chief Accounting Officer	March 14, 2024
Ashley A. Dembowski	(Principal Financial Officer and Principal Accounting Officer)

/s/Adam Gallistel	Chairman of the Board of Directors	March 14, 2024
Adam Gallistel

/s/Jesse Hom	Director	March 14, 2024
Jesse Hom

/s/Daniel Santiago	Director	March 14, 2024
Daniel Santiago

/s/Marc Zahr	Director	March 14, 2024
Marc Zahr

/s/Michael Reiter	Director	March 14, 2024
Michael Reiter

STORE Capital LLC

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2023 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Alabama	40	$—	$36,318	$95,657	$—	$5,752	$36,318	$101,409	$137,727	$(5,526)	1935-2017	2023
Alabama	18	(f)	16,171	33,354	—	—	16,171	33,354	49,525	(1,613)	1964-2014	2023

Alaska	9	—	9,996	25,117	—	—	9,996	25,117	35,113	(975)	1953-2005	2023
Alaska	1	(f)	738	1,105	—	—	738	1,105	1,843	(85)	2005	2023

Arizona	49	—	70,644	192,469	4,011	10,364	74,655	202,833	277,488	(8,530)	1946-2021	2023
Arizona	42	(f)	82,122	197,936	—	—	82,122	197,936	280,058	(8,499)	1976-2023	2023

Arkansas	30	—	36,734	66,862	—	—	36,734	66,862	103,596	(3,429)	1920-2011	2023
Arkansas	20	(f)	14,474	33,402	—	—	14,474	33,402	47,876	(1,912)	1950-2012	2023

California	39	—	140,956	290,393	1,101	7,622	142,057	298,015	440,072	(14,276)	1930-2022	2023
California	40	(f)	71,862	95,797	—	8,284	71,862	104,081	175,943	(4,769)	1940-2020	2023

Colorado	28	—	50,012	194,461	—	8,242	50,012	202,703	252,715	(10,497)	1967-2016	2023
Colorado	15	(f)	19,044	39,084	1,255	4,213	20,299	43,297	63,596	(1,644)	1953-2023	2023

Connecticut	23	—	18,868	57,970	—	—	18,868	57,970	76,838	(2,910)	1850-2022	2023
Connecticut	9	(f)	6,757	17,490	—	—	6,757	17,490	24,247	(995)	1860-1998	2023

Delaware	1	—	4,179	5,059	—	—	4,179	5,059	9,238	(395)	1973	2023

District of Columbia	1	—	1,514	315	—	—	1,514	315	1,829	(38)	1930	2023

Florida
Florida - Jacksonville	10	—	9,146	21,715	(2)	(6)	9,144	21,709	30,853	(1,026)	1961-2018	2023
Florida - Jacksonville	8	(f)	10,578	33,471	—	—	10,578	33,471	44,049	(1,253)	1972-2014	2023

Florida - Other	98	—	157,483	259,224	—	993	157,483	260,217	417,700	(12,311)	1950-2022	2023
Florida - Other	50	(f)	54,096	146,750	—	—	54,096	146,750	200,846	(7,123)	1950-2014	2023

Georgia
Georgia - Fitzgerald	1	—	7,564	36,442	—	—	7,564	36,442	44,006	(1,657)	1980	2023

Georgia - Augusta	7	—	15,817	24,507	288	1,449	16,105	25,956	42,061	(1,256)	1973-2015	2023

Georgia - Other	67	—	91,577	245,283	4	155	91,581	245,438	337,019	(13,963)	1939-2022	2023
Georgia - Other	98	(f)	92,965	206,015	—	—	92,965	206,015	298,980	(10,446)	1960-2021	2023

Idaho	15	—	25,179	55,115	—	432	25,179	55,547	80,726	(2,835)	1946-2008	2023
Idaho	7	(f)	14,164	37,663	—	—	14,164	37,663	51,827	(1,246)	2005-2021	2023

Illinois
Illinois - Chicago	6	—	19,149	20,293	—	—	19,149	20,293	39,442	(1,042)	1920-2015	2023
Illinois - Chicago	7	(f)	12,453	29,707	—	7,270	12,453	36,977	49,430	(1,267)	1886-2021	2023

Illinois - Albion	5	—	11,358	38,145	—	—	11,358	38,145	49,503	(2,129)	1950-1998	2023

Illinois - Other	139	—	103,362	289,714	(11)	2,529	103,351	292,243	395,594	(14,847)	1870-2019	2023
Illinois - Other	43	(f)	67,215	149,832	112	3,996	67,327	153,828	221,155	(8,124)	1880-2015	2023

Indiana	63	—	82,863	181,043	—	800	82,863	181,843	264,706	(9,051)	1927-2019	2023
Indiana	35	(f)	32,184	72,473	—	—	32,184	72,473	104,657	(3,937)	1959-2013	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2023 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Iowa	18	—	24,603	52,777	—	—	24,603	52,777	77,380	(2,752)	1915-2009	2023
Iowa	17	(f)	12,688	40,077	—	—	12,688	40,077	52,765	(2,198)	1960-2013	2023

Kansas	28	—	20,169	74,500	—	—	20,169	74,500	94,669	(3,285)	1969-2019	2023
Kansas	4	(f)	3,443	8,742	—	—	3,443	8,742	12,185	(456)	1987-2018	2023

Kentucky	36	—	39,749	107,915	—	—	39,749	107,915	147,664	(5,125)	1907-2020	2023
Kentucky	34	(f)	23,109	53,539	—	—	23,109	53,539	76,648	(2,936)	1972-2023	2023

Louisiana	7	—	4,071	12,630	—	—	4,071	12,630	16,701	(662)	1968-2014	2023
Louisiana	30	(f)	33,442	53,491	—	—	33,442	53,491	86,933	(3,018)	1981-2020	2023

Maine	17	—	20,448	59,130	—	—	20,448	59,130	79,578	(3,720)	1798-2011	2023
Maine	4	(f)	1,234	2,096	—	—	1,234	2,096	3,330	(165)	1979-1993	2023

Maryland	7	—	9,613	11,901	—	—	9,613	11,901	21,514	(625)	1963-2007	2023
Maryland	5	(f)	7,657	18,403	—	—	7,657	18,403	26,060	(999)	1950-2007	2023

Massachusetts	32	—	63,091	146,366	—	—	63,091	146,366	209,457	(6,863)	1850-2009	2023
Massachusetts	10	(f)	25,050	35,590	—	—	25,050	35,590	60,640	(1,914)	1955-1988	2023

Michigan	96	—	116,358	326,455	—	1,632	116,358	328,087	444,445	(18,232)	1862-2022	2023
Michigan	32	(f)	24,704	73,332	2,841	6,222	27,545	79,554	107,099	(4,703)	1876-2012	2023

Minnesota	48	—	84,211	183,704	—	—	84,211	183,704	267,915	(9,868)	1905-2018	2023
Minnesota	39	(f)	44,816	110,946	77	776	44,893	111,722	156,615	(6,197)	1951-2021	2023
Minnesota	1	11,479	7,058	17,075	—	—	7,058	17,075	24,133	(931)	2015	2023

Mississippi	30	—	25,699	72,155	60	(117)	25,759	72,038	97,797	(4,264)	1932-2010	2023
Mississippi	14	(f)	17,663	51,034	—	—	17,663	51,034	68,697	(2,762)	1965-2009	2023
Mississippi	6	40,001	17,132	67,651	—	—	17,132	67,651	84,783	(3,841)	1989-2001	2023

Missouri	73	—	60,883	185,385	1,144	1,042	62,027	186,427	248,454	(9,091)	1928-2019	2023
Missouri	21	(f)	27,149	52,941	—	—	27,149	52,941	80,090	(2,569)	1971-2022	2023

Montana	1	—	3,326	16,881	—	—	3,326	16,881	20,207	(665)	2009	2023
Montana	3	(f)	5,318	11,882	—	—	5,318	11,882	17,200	(833)	1920-2020	2023

Nebraska	10	—	11,350	15,072	—	—	11,350	15,072	26,422	(660)	1961-2022	2023
Nebraska	14	(f)	7,402	25,817	931	996	8,333	26,813	35,146	(1,136)	1910-2015	2023

Nevada	8	—	14,103	19,370	—	677	14,103	20,047	34,150	(793)	1980-2021	2023
Nevada	5	(f)	9,063	20,653	—	1,085	9,063	21,738	30,801	(1,099)	1960-2009	2023
Nevada	1	5,874	3,347	9,570	(1)	(94)	3,346	9,476	12,822	(596)	1995	2023

New Hampshire	8	—	10,013	25,556	—	—	10,013	25,556	35,569	(1,513)	1960-2001	2023
New Hampshire	4	(f)	2,473	8,933	—	—	2,473	8,933	11,406	(388)	1973-2003	2023

New Jersey	6	—	7,041	6,809	—	—	7,041	6,809	13,850	(358)	1970-2008	2023
New Jersey	8	(f)	8,545	40,891	—	—	8,545	40,891	49,436	(2,376)	1930-2015	2023

New Mexico	6	—	10,485	28,178	—	—	10,485	28,178	38,663	(1,253)	1946-2009	2023
New Mexico	4	(f)	5,579	8,029	—	—	5,579	8,029	13,608	(397)	1955-2019	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2023 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
New York	24	—	40,937	168,999	—	—	40,937	168,999	209,936	(6,605)	1892-2016	2023
New York	15	(f)	15,109	36,391	—	—	15,109	36,391	51,500	(2,322)	1950-2014	2023

North Carolina	82	—	64,519	148,186	730	1,747	65,249	149,933	215,182	(7,416)	1942-2022	2023
North Carolina	63	(f)	45,100	99,516	—	—	45,100	99,516	144,616	(5,042)	1950-2018	2023

North Dakota	1	—	5,176	32,387	—	—	5,176	32,387	37,563	(1,169)	1993	2023
North Dakota	3	(f)	2,823	13,596	—	—	2,823	13,596	16,419	(608)	1984-2013	2023
North Dakota	1	13,620	6,711	23,927	—	—	6,711	23,927	30,638	(1,475)	1995	2023

Ohio
Ohio - Columbus	11	—	15,956	49,326	—	—	15,956	49,326	65,282	(1,795)	1961-2019	2023
Ohio - Columbus	8	(f)	5,903	16,162	—	—	5,903	16,162	22,065	(948)	1970-2014	2023

Ohio - Other	76	Unencumbered	90,989	273,675	1	674	90,990	274,349	365,339	(14,981)	1856-2018	2023
Ohio - Other	62	(f)	62,322	189,168	—	—	62,322	189,168	251,490	(12,177)	1915-2020	2023

Oklahoma	27	—	25,881	54,187	—	—	25,881	54,187	80,068	(2,996)	1965-2020	2023
Oklahoma	34	(f)	40,192	69,343	—	—	40,192	69,343	109,535	(4,227)	1946-2011	2023

Oregon	6	—	5,252	14,460	—	—	5,252	14,460	19,712	(735)	1924-2010	2023
Oregon	5	(f)	11,252	17,466	—	—	11,252	17,466	28,718	(1,311)	1965-1985	2023

Pennsylvania	70	—	75,170	230,006	—	1,570	75,170	231,576	306,746	(12,561)	1885-2018	2023
Pennsylvania	33	(f)	37,336	71,229	—	—	37,336	71,229	108,565	(4,410)	1865-2020	2023
Pennsylvania	1	8,386	5,262	11,733	—	—	5,262	11,733	16,995	(875)	1960-1960	2023

Rhode Island	7	—	5,560	17,559	—	—	5,560	17,559	23,119	(739)	1930-2015	2023
Rhode Island	6	(f)	6,093	13,369	—	—	6,093	13,369	19,462	(701)	1968-1995	2023

South Carolina	55	—	44,041	149,168	322	7,758	44,363	156,926	201,289	(8,438)	1912-2024	2023
South Carolina	39	(f)	31,494	70,449	—	—	31,494	70,449	101,943	(3,340)	1973-2019	2023

South Dakota	12	—	22,431	68,490	—	—	22,431	68,490	90,921	(2,953)	1948-2020	2023
South Dakota	6	(f)	8,447	30,069	—	—	8,447	30,069	38,516	(1,699)	1968-2014	2023

Tennessee	52	—	68,930	202,238	5,711	7,865	74,641	210,103	284,744	(10,062)	1889-2023	2023
Tennessee	67	(f)	71,654	149,261	—	4,161	71,654	153,422	225,076	(8,185)	1968-2019	2023

Texas
Texas - Abilene	1	—	7,065	36,904	—	—	7,065	36,904	43,969	(1,129)	2009	2023
Texas - Abilene	1	(f)	792	2,793	—	—	792	2,793	3,585	(194)	1961	2023

Texas - Amarillo	4	—	5,425	17,573	320	5,175	5,745	22,748	28,493	(924)	1977-2016	2023
Texas - Amarillo	1	(f)	379	389	—	—	379	389	768	(18)	1954	2023

Texas - Arlington	2	—	2,031	5,975	—	—	2,031	5,975	8,006	(348)	1964-1997	2023
Texas - Arlington	4	(f)	3,816	13,367	—	—	3,816	13,367	17,183	(659)	1945-2010	2023

Texas - Austin	4	—	6,932	14,733	—	—	6,932	14,733	21,665	(572)	1991-2017	2023
Texas - Austin	1	(f)	2,461	5,388	—	—	2,461	5,388	7,849	(231)	2006	2023

Texas - Corpus Christi	5	—	9,968	20,928	—	—	9,968	20,928	30,896	(1,272)	1964-2017	2023
Texas - Corpus Christi	2	(f)	1,835	2,685	—	—	1,835	2,685	4,520	(128)	1975-2016	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2023 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Texas - Cypress	2	—	2,168	5,110	248	11	2,416	5,121	7,537	(197)	2012-2017	2023
Texas - Cypress	1	(f)	4,335	8,688	—	—	4,335	8,688	13,023	(276)	2019	2023

Texas - Forney	2	—	4,678	8,885	—	—	4,678	8,885	13,563	(333)	2006-2017	2023
Texas - Forney	1	(f)	1,091	2,921	—	—	1,091	2,921	4,012	(127)	2004	2023

Texas - Fort Worth	5	—	9,619	22,361	—	—	9,619	22,361	31,980	(912)	1989-2014	2023
Texas - Fort Worth	2	(f)	6,470	14,367	—	—	6,470	14,367	20,837	(609)	1998-2021	2023

Texas - Frisco	4	—	6,408	13,316	—	—	6,408	13,316	19,724	(530)	2003-2018	2023
Texas - Frisco	2	(f)	5,272	6,679	—	—	5,272	6,679	11,951	(302)	1996-2008	2023

Texas - Harlingen	4	—	4,078	11,812	—	—	4,078	11,812	15,890	(647)	1993-2014	2023
Texas - Harlingen	1	(f)	1,184	3,798	—	—	1,184	3,798	4,982	(119)	2018	2023

Texas - Houston	23	—	32,409	48,930	282	9	32,691	48,939	81,630	(2,368)	1965-2021	2023
Texas - Houston	10	(f)	24,292	42,428	—	—	24,292	42,428	66,720	(2,250)	1965-2016	2023

Texas - Humble	2	—	5,464	14,206	112	344	5,576	14,550	20,126	(455)	2009-2016	2023
Texas - Humble	3	(f)	2,170	4,937	—	—	2,170	4,937	7,107	(211)	1982-2012	2023

Texas - Irving	3	—	4,893	8,791	—	—	4,893	8,791	13,684	(517)	1983-2005	2023
Texas - Irving	1	(f)	2,452	6,756	—	—	2,452	6,756	9,208	(321)	1982	2023

Texas - Katy	4	—	5,030	7,154	264	(51)	5,294	7,103	12,397	(440)	1984-2016	2023
Texas - Katy	1	(f)	1,844	4,121	—	—	1,844	4,121	5,965	(247)	2015	2023

Texas - League City	2	—	7,428	15,930	—	—	7,428	15,930	23,358	(577)	2011-2016	2023

Texas - Lubbock	2	—	3,601	8,576	—	—	3,601	8,576	12,177	(349)	1994-2005	2023
Texas - Lubbock	5	(f)	12,726	24,156	—	—	12,726	24,156	36,882	(1,233)	1980-2014	2023

Texas - McAllen	3	—	2,986	5,516	—	—	2,986	5,516	8,502	(317)	1976-2015	2023
Texas - McAllen	4	(f)	7,885	12,606	—	—	7,885	12,606	20,491	(600)	1955-2015	2023

Texas - Mesquite	2	—	1,883	7,626	—	—	1,883	7,626	9,509	(293)	1987-2008	2023
Texas - Mesquite	1	(f)	2,656	6,281	—	—	2,656	6,281	8,937	(263)	1973	2023

Texas - San Antonio	12	—	16,152	21,890	—	—	16,152	21,890	38,042	(1,234)	1945-2017	2023
Texas - San Antonio	5	(f)	10,934	16,290	—	—	10,934	16,290	27,224	(831)	1985-2017	2023

Texas - Yoakum	1	—	3,665	20,107	—	—	3,665	20,107	23,772	(775)	1971	2023

Texas - Other	152	—	141,213	276,229	3,144	2,232	144,357	278,461	422,820	(14,905)	1920-2023	2023
Texas - Other	60	(f)	70,645	150,901	—	—	70,645	150,901	221,546	(7,946)	1950-2018	2023

Utah	10	—	24,887	41,572	—	—	24,887	41,572	66,459	(2,240)	1972-2021	2023
Utah	5	(f)	5,754	14,046	—	—	5,754	14,046	19,800	(620)	1961-2013	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2023 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Vermont	5	—	1,754	3,015	—	—	1,754	3,015	4,769	(199)	1950-1997	2023
Vermont	2	(f)	565	1,024	—	—	565	1,024	1,589	(84)	1983-1998	2023

Virginia	36	—	47,764	132,637	—	—	47,764	132,637	180,400	(6,433)	1921-2022	2023
Virginia	15	(f)	12,850	37,121	—	—	12,850	37,121	49,971	(1,765)	1928-2008	2023

Washington	11	—	17,454	38,092	—	—	17,454	38,092	55,545	(2,662)	1910-2004	2023
Washington	11	(f)	29,172	34,104	—	544	29,172	34,648	63,821	(2,287)	1948-2009	2023

West Virginia	12	—	10,056	27,909	—	—	10,056	27,909	37,964	(1,329)	1953-2007	2023
West Virginia	11	(f)	7,835	16,173	—	—	7,835	16,173	24,008	(1,011)	1970-2009	2023

Wisconsin - Colby	1	—	5,261	34,573	—	—	5,261	34,573	39,834	(2,142)	1976	2023

Wisconsin - Other	63	—	102,271	332,783	1,103	625	103,374	333,408	436,783	(17,224)	1911-2021	2023
Wisconsin - Other	28	(f)	28,371	88,108	—	—	28,371	88,108	116,479	(4,864)	1917-2022	2023
Wisconsin - Other	3	31,575	18,497	53,410	—	—	18,497	53,410	71,907	(3,344)	1966-1992	2023

Wyoming	3	—	1,446	3,559	—	—	1,446	3,559	5,004	(127)	1975-2009	2023
Wyoming	4	(f)	7,199	16,642	—	(239)	7,199	16,403	23,602	(634)	1980-2022	2023
	3,042	110,935	3,781,638	9,266,570	24,047	106,739	3,805,685	9,373,309	13,178,994	(479,243)

(a)
As of December 31, 2023, we had investments in 3,192 single-tenant real estate property locations including 3,168 owned properties and 24 ground lease interests; 144 of our owned properties are accounted for as financing arrangements and six are accounted for as sales-type leases and are excluded from the table above. Initial costs exclude intangible lease assets totaling $615.3 million.
(b)
The aggregate cost for federal income tax purposes is approximately $15.0 billion.

(c)
The following is a reconciliation of total real estate carrying value for the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and for the years ended December 31, 2022 and 2021:

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	$12,725,295	$11,198,897	$9,936,320	$8,866,666
Additions
Acquisitions	386,842	39,920	1,333,088	1,300,142
Improvements	130,787	2,532	135,781	143,665
Other (i)	29,078	—	—	—
Deductions	—	—	—	—
Provision for impairment of real estate	(17,853)	—	(16,050)	(21,800)
Other	—	(3,859)	(8,750)	(12,876)
Cost of real estate sold	(75,155)	(760)	(181,492)	(312,418)
Reclasses to held for sale	—	—	—	(27,059)
Balance, end of period	$13,178,994	$11,236,730	$11,198,897	$9,936,320

(i) Represents owned land previously recorded as direct financing leases under previous accounting guidance that was modified and transferred to an operating leases of the land during the period from February 3, 2023 to December 31, 2023.

(d)
The following is a reconciliation of accumulated depreciation for the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and for the years ended December 31, 2022 and 2021:

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	$—	$(1,410,829)	$(1,134,007)	$(911,656)
Additions
Depreciation expense	(482,246)	(27,482)	(304,588)	(262,566)
Deductions
Accumulated depreciation associated with real estate sold	3,003	173	19,016	25,434
Other	—	—	8,750	12,876
Reclasses to held for sale	—	—	—	1,905
Balance, end of period	$(479,243)	$(1,438,138)	$(1,410,829)	$(1,134,007)

(e)
The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 20 to 40 years for buildings and improvements and is 10 to 15 years for land improvements.
(f)
Property is collateral for non-recourse debt obligations totaling $2.6 billion issued under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital LLC

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2023

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages (c)	mortgages (c)
First mortgage loans:
Two movie theater properties located in North Carolina (a)	8.35%	(b)	Interest only	Balloon of $9.7 million	None	$9,723	$9,705
One restaurant properties located in Montana (a)	9.43%	11/1/2036	Principal & Interest	Balloon of $2.1 million	None	2,362	2,364
Two restaurant properties located in Alabama	7.50%	02/28/2055	Principal & Interest	Fully amortizing	None	3,528	3,596
Four restaurant properties located in Indiana	7.50%	12/31/2055	Principal & Interest	Fully amortizing	None	3,102	3,101
Three restaurant properties located in Ohio (a)	8.62%	12/31/2055	Principal & Interest	Fully amortizing	None	2,975	2,991
One athletic club in Chicago, IL (a)	7.60%	1/31/2056	Principal & Interest	Fully amortizing	None	15,159	15,501
Leasehold interest in an amusement park property located in Ontario, Canada	10.06%	8/1/2056	Principal & Interest	Fully amortizing	None	25,632	25,339
Six manufacturing properties in Illinois, Michigan, Oklahoma, and Texas	7.50%	10/01/2043	Principal & Interest	Balloon of $22.2 million	None	32,616	32,480
One manufacturing property in New Jersey	10.25%	11/01/2048	Principal & Interest	Balloon of $27.5 million	None	29,996	29,706
						$125,093	$124,783

The following shows changes in the carrying amounts of mortgage loans receivable during the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and for the years ended December 31, 2022 and 2021 (in thousands):

	Successor	Predecessor
	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	$359,124	$342,420	$342,317	$301,355
Additions:
New and additions to mortgage loans	92,699	7,703	68,912	75,666
Other: Capitalized loan origination costs	220	-	85	98
Deductions:
Collections of principal (d)	(26,489)	-	(69,279)	(32,046)
Sale of loans to related party	(299,142)	-	-	-
Other: Amortization of premiums on notes receivable	(619)	-	-	-
Other: (Provisions for) reduction in loan losses	(1,006)	-	503	(2,704)
Other: Amortization of loan origination costs	(4)	(5)	(118)	(52)
Balance, end of period	$124,783	$350,118	$342,420	$342,317

(a)
Loan was on nonaccrual status as of December 31, 2023.
(b)
Loan matured prior to December 31, 2023 and the Company has been in negotiations with the borrower regarding a resolution.
(c)
The aggregate cost for federal income tax purposes is $125.8 million.
(d)
For the years ended December 31, 2022 and 2021, collections of principal include non-cash principal collections aggregating $8.9 million and $30.8 million, respectively, related to loans receivable transactions in which the Company acquired the underlying mortgaged property.

See report of independent registered public accounting firm.