Form 10-Q
period 2024-03-31
STORE CAPITAL LLC
filed 2024-05-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Note: The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of May 1, 2024, there were 1,125 units of equity outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital LLC

Condensed Consolidated Balance Sheets

(In thousands)

	Successor	Successor
	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,834,264	$3,805,685
Buildings and improvements	9,464,219	9,373,309
Intangible lease assets	612,058	615,327
Total real estate investments	13,910,541	13,794,321
Less accumulated depreciation and amortization	(674,491)	(531,351)
	13,236,050	13,262,970
Operating ground lease assets	51,879	52,068
Loans and financing receivables, net	1,250,409	1,103,931
Net investments	14,538,338	14,418,969
Cash and cash equivalents	235,930	239,477
Other assets, net	128,467	90,041
Total assets	$14,902,735	$14,748,487

Liabilities and equity
Liabilities:
Credit facility	$375,000	$375,000
Unsecured notes and term loans payable, net	2,982,199	2,839,708
Non-recourse debt obligations of consolidated special purpose entities, net	2,571,043	2,568,474
Intangible lease liabilities, net	137,372	140,516
Operating lease liabilities	49,348	49,481
Accrued expenses, deferred revenue and other liabilities	165,131	176,110
Total liabilities	6,280,093	6,149,289
Equity:
Members’ equity	8,700,569	8,730,569
Accumulated deficit	(118,023)	(138,599)
Accumulated other comprehensive income (loss)	31,970	(816)
Total members’ equity	8,614,516	8,591,154
Noncontrolling interest	8,126	8,044
Total equity	8,622,642	8,599,198
Total liabilities and equity	$14,902,735	$14,748,487

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023
	(unaudited)	(unaudited)	(audited)
Revenues:
Rental revenues	$248,297	$155,753	$75,008
Interest income on loans and financing receivables	23,113	11,762	5,326
Other income	3,859	1,239	850
Total revenues	275,269	168,754	81,184
Expenses:
Interest	87,110	67,219	19,080
Property costs	3,212	2,080	1,348
General and administrative	17,898	9,226	5,679
Merger-related	—	—	895
Depreciation and amortization	146,094	95,603	27,789
Provisions for impairment	7,817	5,677	—
Total expenses	262,131	179,805	54,791
Other income (loss):
Gain (loss) on dispositions of real estate	9,983	(213)	97
Loss on extinguishment of debt	—	(24,580)	—
Income (loss) before income taxes	23,121	(35,844)	26,490
Income tax expense (benefit)	2,322	(302)	703
Net income (loss)	20,799	(35,542)	25,787
Less: Net income attributable to noncontrolling interest	223	—	—
Net income (loss) attributable to controlling interest	$20,576	$(35,542)	$25,787
Net income per share of common stock
Basic			$0.09
Diluted			$0.09
Weighted average common shares outstanding:
Basic			282,238,151
Diluted			282,338,405

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023
	(unaudited)	(unaudited)	(audited)
Net income (loss)	$20,799	$(35,542)	$25,787
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	41,472	(517)	(10,531)
Cash flow hedge gains reclassified to interest expense	(8,686)	(1,692)	(894)
Total other comprehensive income (loss)	32,786	(2,209)	(11,425)
Total comprehensive income (loss)	53,585	(37,751)	14,362
Comprehensive income attributable to noncontrolling interest	223	—	—
Comprehensive income (loss) attributable to controlling interest	$53,362	$(37,751)	$14,362

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Members’ Equity

(unaudited)

(In thousands, except unit data)

	Successor
					Accumulated
					Other	Total	Non-
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (loss)	Equity	Interest	Equity
Three Months Ended March 31, 2024
Balance at December 31, 2023	1,000	125	$8,591,845	$125	$(816)	$8,591,154	$8,044	$8,599,198
Members’ contributions	—	—	150,000	—	—	150,000	—	150,000
Members’ distributions	—	—	(180,000)	—	—	(180,000)	—	(180,000)
Net income	—	—	20,576	—	—	20,576	223	20,799
Other comprehensive income	—	—	—	—	32,786	32,786	—	32,786
Distributions to non-controlling interest	—	—	—	—	—	—	(141)	(141)
Balance at March 31, 2024	1,000	125	$8,582,421	$125	$31,970	$8,614,516	$8,126	$8,622,642

Period from February 3, 2023 through March 31, 2023
Balance at February 3, 2023	—	—	$—	$—	$—	$—	$—	$—
Members’ contributions	1,000	125	8,351,845	125	—	8,351,970	—	8,351,970
Members’ distributions	—	—	(50,000)	—	—	(50,000)	—	(50,000)
Net loss	—	—	(35,542)	—	—	(35,542)	—	(35,542)
Other comprehensive loss	—	—	—	—	(2,209)	(2,209)	—	(2,209)
Non-cash distribution to members	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Balance at March 31, 2023	1,000	125	$8,254,918	$125	$(2,209)	$8,252,834	$—	$8,252,834

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statement of Stockholders’ Equity

(audited)

(In thousands, except share data)

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

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023
	(unaudited)	(unaudited)	(audited)
Operating activities
Net income (loss)	$20,799	$(35,542)	$25,787
Adjustments to net income (loss):
Depreciation and amortization	146,094	93,011	27,789
Amortization of debt discounts, deferred financing costs and other noncash interest expense	19,468	15,882	715
Amortization of equity-based compensation	—	—	975
Provisions for impairment	7,817	5,677	—
Net (gain) loss on dispositions of real estate	(9,983)	213	(97)
Loss on extinguishment of debt	—	24,580	—
Noncash revenue and other	(1,659)	1,655	(77)
Changes in operating assets and liabilities:
Other assets	(3,605)	(1,726)	(2,876)
Accrued expenses, deferred revenue and other liabilities	(2,339)	423	7,164
Net cash provided by operating activities	176,592	104,173	59,380
Investing activities
Acquisition of and additions to real estate	(195,408)	(182,612)	(48,063)
Investment in loans and financing receivables	(137,611)	(15,044)	(82,112)
Collections of principal on loans and financing receivables	428	558	468
Proceeds from dispositions of real estate	59,791	6,906	682
Acquisition of STORE Capital Corporation	—	(10,547,219)	—
Net cash used in investing activities	(272,800)	(10,737,411)	(129,025)
Financing activities
Borrowings under credit facility	—	432,000	70,000
Repayments under credit facility	—	(71,000)	(25,000)
Borrowings under unsecured notes and term loans payable	135,000	800,000	40,000
Repayments under unsecured notes and term loans payable	—	(185,600)	—
Borrowings under secured term loan facility	—	1,957,750	—
Repayments under secured term loan facility	—	(515,000)	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(6,271)	(3,791)	(15,906)
Financing costs and prepayment penalties paid	(1,727)	(35,211)	(1,106)
Members’ contributions	150,000	8,351,970	—
Members’ distributions	(180,000)	(50,000)	—
Distributions to non-controlling interest	(141)	—	—
Net cash provided by financing activities	96,861	10,681,118	67,988
Net change in cash, cash equivalents and restricted cash	653	47,880	(1,657)
Cash, cash equivalents and restricted cash, beginning of period	250,227	—	39,804
Cash, cash equivalents and restricted cash, end of period	$250,880	$47,880	$38,147

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$235,930	$42,917	$33,096
Restricted cash included in other assets	14,950	4,963	5,051
Total cash, cash equivalents and restricted cash	$250,880	$47,880	$38,147

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate investments	$8,393	$7,346	$—
Tenant funded improvements to real estate investments	3,100	—	—
Accrued financing costs	—	50	—
Noncash distribution to members	—	11,385	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$67,813	$48,830	$11,488
Cash paid during the period for income and franchise taxes	19	246	20

See accompanying notes.

STORE Capital LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

These condensed consolidated statements include the accounts of STORE Capital Corporation and its wholly-owned subsidiaries and special purpose entities that it controlled through its voting interest for the periods prior to the Merger. For the periods after the Merger, these condensed consolidated statements include the accounts of STORE Capital LLC, its wholly-owned subsidiaries, and special purpose entities and variable interest entities (“VIEs”) that it controls through its voting interest and other means. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all the general and administrative services for the day‑to‑day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non‑recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest‑bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long‑term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At March 31, 2024 and December 31, 2023, these special purpose entities held assets totaling $13.0 billion and $12.9 billion, respectively, and had third-party liabilities totaling $2.8 billion and $2.8 billion, respectively and at March 31, 2024 and December 31, 2023 these VIEs held assets totaling $268.5 million and $267.9 million, respectively, and had third-party liabilities totaling $1.5 million and $3.1 million, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Consolidated VIE

The Company holds a 95% ownership interest in and is the managing member of a joint venture entity formed in December 2023 that owns and leases real estate to lessees that are affiliates of the noncontrolling interest holder. The Company also provided a $105.2 million loan to the joint venture. The Company classifies the joint venture as a VIE, as the equity holders do not have the obligation to absorb all future losses of the joint venture due to a provision that protects the equity holders from certain losses if an event of default occurs under the leases. The Company consolidates the joint venture as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the joint venture primarily consist of leased properties (net lease real estate accounted for as financing arrangements) and cash; its obligations primarily consist of debt service payments, which are eliminated in consolidation.

Accounting for the Merger

The Merger was accounted for using the asset acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets purchased and the liabilities assumed. Direct transaction costs incurred by STORE Capital LLC as the acquirer and amounts transferred to reimburse STORE Capital Corporation for costs incurred as the acquiree to sell the business are included in the consideration transferred and capitalized as a component of the cost of the assets acquired. An assembled workforce intangible asset is recorded at the acquisition date if it is part of the asset group acquired. Goodwill is not recognized in an asset acquisition and consideration transferred in excess over the fair value of the net assets acquired, if any, is allocated on a relative fair value basis to the identifiable assets and liabilities. See Note 10 of the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

As noted above, the condensed consolidated financial statements of STORE Capital LLC reflect the recording of assets and liabilities at fair value as of the date of the Merger. The Merger resulted in the termination of the prior reporting entity and a corresponding creation of a new reporting entity. Accordingly, the Company’s condensed consolidated financial statements and transactional records prior to the Closing Date, or February 3, 2023, reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor” while such records subsequent to the Closing Date reflect the fair value of assets acquired and liabilities assumed in the Company’s condensed consolidated financial statements and are labeled “Successor”. This change in reporting entity is represented in the condensed consolidated financial statements by a black line that appears between “Predecessor” and “Successor” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger are not comparable.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of March 31, 2024 and December 31, 2023, the Company had $18.0 million and $13.3 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

During the three months ended March 31, 2024 the Company recognized an aggregate provision for the impairment of real estate of $6.7 million. For the assets impaired in 2024, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $37.1 million. For the period from February 3, 2023 through March 31, 2023 the Company recognized an aggregate provision for the impairment of real estate of $1.3 million. No impairment of real estate was recognized during the period from January 1, 2023 through February 2, 2023.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2024 and December 31, 2023, the Company had loans receivable with an aggregate outstanding principal balance of $58.2 million and $54.8 million, respectively, on nonaccrual status.

Sales-Type Receivables – Classification, Cost and Revenue Recognition

Sales-type receivables are recorded at their net investment, determined as the present value of both the aggregate minimum lease payments and the estimated residual value of the leased property.

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. During the three months ended March 31, 2024 the Company recognized an estimated $1.1 million provision for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of operations. For the period from February 3, 2023 through March 31, 2023, the Company recognized an estimated $4.4 million of provisions for credit losses. For the period from January 1, 2023 through February 2, 2023, no provisions for credit losses were recognized. For the three months ended March 31, 2024, the period from February 3, 2023 through March 31, 2023 and the period from January 1, 2023 through February 2, 2023 the Company did not write off any credit losses associated with loans receivable.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money‑market funds of major financial institutions, consisting predominantly of U.S. Government obligations.

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $15.0 million and $10.8 million of restricted cash at March 31, 2024 and December 31, 2023, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of March 31, 2024, the Company had 21 interest rate swap agreements in place. Eleven of the interest rate swap agreements have an aggregate notional value of $921.1 million, with ten maturing in May 2027 and one maturing in May 2029, and are designated cash flow hedges of the Company’s $921.1 million variable-rate bank unsecured term loan which matures in April 2027 (Note 4). Three interest rate swap agreements with an aggregate notional value of $375.0 million and maturing in February 2027 are designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in February 2027 (Note 4). Seven of the interest rate swap agreements with an aggregate notional value of $727.5 million, two with maturities in February 2027, and five with maturities in July 2028, are designated cash flow hedges of the Company’s $727.5 million floating-rate bank incremental unsecured term loan which matures in July 2026 (Note 4).

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

Following the Merger, the Company’s new ownership structure and status as a privately held REIT caused multiple state income tax jurisdictions to view the Company as a captive REIT. Within the jurisdictions where the Company is treated as a captive REIT, the dividends paid deduction may be disallowed, resulting in state income tax liabilities to which the Company was not previously subject when it was publicly traded.

Based on the projected increase in income tax liabilities related to STORE Capital's new status as a captive REIT in multiple state tax jurisdictions, the Company, in addition to its existing obligation to compute current income tax expense, is now in a position where it needs to calculate deferred income taxes attributable to its temporary differences. While current income taxes are based upon the current period's income taxable for state tax reporting purposes, deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and net operating loss carryforwards.

As required by ASC Topic 740, Income Taxes, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets, which is ultimately dependent upon the sources of future taxable income during the periods temporary differences become deductible. Based on the weight of available evidence, both positive and negative, management has determined that it is "more-likely-than-not" that the Company will not realize the benefits of its deferred tax assets.

The Company recorded income tax expense of approximately $2.3 million, income tax benefit of approximately $0.3 million and income tax expense of approximately $0.7 million for the three-month period ended March 31, 2024, the period from February 3, 2023 through March 31, 2023 and the period from January 1, 2023 through February 2, 2023, respectively. The increase in income tax expense is primarily a result of the Company's estimate of current year state tax liabilities.

Certain state tax returns filed for 2019 and federal and state tax returns filed for 2020 through 2022 are subject to examination by these jurisdictions. As of March 31, 2024, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at March 31, 2024 or December 31, 2023.

Related Party Transactions

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, the Company’s majority member, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the three months ended March 31, 2024, the Company collected $0.2 million of fee income, which is recorded in other income on the condensed consolidated statements of operations. No such amounts were recorded for the period from February 3, 2023 through March 31, 2023 or the period from January 1, 2023 through February 2, 2023.

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

Predecessor
Period from January 1, 2023 through February 2, 2023
Numerator:
Net income	$25,787
Less: Earnings attributable to unvested restricted shares	(41)
Net income used in basic and diluted income per share	$25,746
Denominator:
Weighted average common shares outstanding	282,684,998
Less: Weighted average number of shares of unvested restricted stock	(446,847)
Weighted average shares outstanding used in basic income per share	282,238,151
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	100,254
Weighted average shares outstanding used in diluted income per share	282,338,405

(a)
For the period from January 1, 2023 to February 2, 2023, excludes 197,026 shares related to unvested restricted shares as the effect would have been antidilutive.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. While STORE only has one reportable segment, the Company is currently evaluating the potential impact the adoption of ASU 2023-07 will have on its future disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact the adoption of ASU 2023-09 will have on the consolidated financial statements or notes to the consolidated financial statements.

3. Investments

At March 31, 2024, STORE Capital had investments in 3,224 property locations representing 3,186 owned properties (of which 152 are accounted for as financing arrangements and 21 are accounted for as sales-type receivables), 24 properties where all the related land is subject to an operating ground lease and 14 properties which secure mortgage loans. The gross investment portfolio totaled $15.1 billion at March 31, 2024 and consisted of the gross acquisition cost of the real estate investments totaling $13.8 billion including an offset by intangible lease liabilities totaling $147.7 million, loans and financing receivables with an aggregate carrying amount of $1.3 billion and operating ground lease assets totaling $51.9 million. As of March 31, 2024, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries that are pledged as collateral under the non‑recourse obligations of such special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the three months ended March 31, 2024, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2023	3,206	$14,801,634
Acquisition of and additions to real estate (a)(d)	23	187,360
Investment in loans and financing receivables	12	137,611
Sales of real estate	(17)	(51,570)
Principal collections on loans and financing receivables	—	(428)
Net change in operating ground lease assets (b)		(189)
Provisions for impairment		(7,817)
Other		(1,520)
Gross investments, March 31, 2024 (c)		15,065,081
Less accumulated depreciation and amortization (c)		(664,115)
Net investments, March 31, 2024	3,224	$14,400,966

(a)
Excludes $19.5 million of tenant improvement advances disbursed in 2024 which were accrued as of December 31, 2023.
(b)
Represents amortization recognized on operating ground lease assets during the three months ended March 31, 2024.
(c)
Includes the below-market lease liabilities ($147.7 million) and the accumulated amortization ($10.4 million) of the liabilities recorded on the condensed consolidated balance sheets as intangible lease liabilities as of March 31, 2024.
(d)
Includes $3.1 million of tenant funded improvements during 2024.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023
Rental revenues:
Operating leases (a)	$246,219	$153,339	$75,005
Sublease income - operating ground leases (b)	703	348	234
Amortization of lease related intangibles and costs	1,375	2,066	(231)
Total rental revenues	$248,297	$155,753	$75,008

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$2,255	$4,803	$2,434
Sale-leaseback transactions accounted for as financing arrangements	16,891	4,897	2,444
Sales-type and financing receivables	3,967	2,062	448
Total interest income on loans and financing receivables	$23,113	$11,762	$5,326

(a)
For the three months ended March 31, 2024, the period from February 3, 2023 through March 31, 2023 and for the period January 1, 2023 through February 2, 2023, includes $1.1 million, $0.5 million and $0.3 million, respectively, of property tax tenant reimbursement revenue and includes $403,000, $129,000 and $24,000 respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 623 customers who operate their businesses across 140 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at March 31, 2024 are service at 61%, service-oriented retail at 14% and manufacturing at 25%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2024. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at March 31, 2024, with the largest customer representing 2.5% of the total investment portfolio. On an annualized basis, as of March 31, 2024, the largest customer represented approximately 2.4% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at March 31, 2024 was approximately 13.8 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2024, 28 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2024, are as follows (in thousands):

Remainder of 2024	$727,014
2025	970,613
2026	963,669
2027	952,788
2028	933,807
2029	906,783
Thereafter	7,367,108
Total future minimum rentals (a)	$12,821,782

(a)
Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements. See Loans and Financing Receivables section below.

Substantially all the Company’s leases include one or more renewal options (generally two to four five-year options). Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments presented above do not include any contingent rental payments such as lease escalations based on future changes in CPI.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31, 2024	December 31, 2023
In-place leases	$574,598	$577,808
Above-market leases	37,460	37,519
Total intangible lease assets	612,058	615,327
Accumulated amortization	(65,491)	(51,650)
Net intangible lease assets	$546,567	$563,677

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $13.4 million, $9.0 million, and $0.3 million during the three months ended March 31, 2024, the period from February 3, 2023 through March 31, 2023 and the period from January 1, 2023 through February 2, 2023, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.7 million for the three months ended March 31, 2024 and $0.5 million during the period from February 3, 2023 through March 31, 2023. For the period from January 1, 2023 through February 2, 2023 there was no amortization of above-market lease intangibles.

Based on the balance of the intangible lease assets at March 31, 2024, the aggregate amortization expense is expected to be $39.7 million for the remainder of 2024, $50.2 million in 2025, $48.7 million in 2026, $46.9 million in 2027, $44.4 million in 2028, $41.3 million in 2029 and $241.4 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $2.2 million for the remainder of 2024, $2.8 million in 2025, $2.8 million in 2026, $2.7 million in 2027, $2.6 million in 2028, $2.5 million in 2029 and $18.4 million thereafter. The weighted average remaining amortization period is approximately 12.2 years for the in‑place lease intangibles and approximately 14.1 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands):

	March 31, 2024	December 31, 2023
Below-market leases	$147,748	$148,686
Accumulated amortization	(10,376)	(8,170)
Net intangible lease liabilities	$137,372	$140,516

Lease intangible liabilities are amortized as an increase to rental revenues. For the three months ended March 31, 2024 and for the period from February 3, 2023 through March 31, 2023, amortization was $2.2 million and $2.6 million, respectively. There was no amortization of below-market lease intangibles for the period from January 1, 2023 through February 2, 2023. Based on the balance of the intangible liabilities at March 31, 2024, the amortization included in rental revenue is expected to be $6.6 million for the remainder of 2024, $8.9 million in 2025, $8.8 million in 2026, $8.6 million in 2027, $8.4 million in 2028, $8.1 million in 2029 and $88.0 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 23.0 years.

Operating Ground Lease Assets

As of March 31, 2024, STORE Capital had operating ground lease assets aggregating $51.9 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $884,000, $571,000 and $273,000 during the three months ended March 31, 2024, the period from February 3, 2023 through March 31, 2023 and for the period from January 1, 2023 through February 2, 2023, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $703,000, $348,000 and $234,000 during the three months ending March 31, 2024, the period from February 3, 2023 through March 31, 2023 and for the period from January 1, 2023 through February 2, 2023 respectively.

The future minimum lease payments to be paid under the operating ground leases as of March 31, 2024 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2024	$42	$2,159	$2,201
2025	57	2,725	2,782
2026	57	2,731	2,788
2027	57	2,731	2,788
2028	57	2,761	2,818
2029	58	2,848	2,906
Thereafter	3,258	97,414	100,672
Total lease payments	3,586	113,369	116,955
Less imputed interest	(2,963)	(68,057)	(71,020)
Total operating lease liabilities - ground leases	$623	$45,312	$45,935

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $113.4 million commitment, $79.6 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

Type	Interest Rate (a)	Maturity Date	March 31, 2024	December 31, 2023
Nine mortgage loans receivable (b)	8.83%	2024-2056	$124,990	$125,093
Equipment and other loans receivable	9.86%	2024-2036	21,461	13,958
Total principal amount outstanding—loans receivable			146,451	139,051
Unamortized loan origination costs			95	61
Unamortized loan premium			658	664
Sale-leaseback transactions accounted for as financing arrangements (c)	8.45%	2034-2122	902,152	839,902
Sales-type financing receivables			209,836	131,969
Allowance for credit and loan losses			(8,783)	(7,716)
Total loans and financing receivables			$1,250,409	$1,103,931

(a)
Represents the weighted average interest rate as of the balance sheet date.
(b)
One of these mortgage loans allow for prepayment in whole, but not in part, with penalties ranging from 20% to 70% depending on the timing of the prepayment.
(c)
In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2122 and the purchase options expire between 2024 and 2073.

Loans Receivable

At March 31, 2024, the Company held 21 loans receivable with an aggregate carrying amount of $146.1 million. Nine of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on five of the mortgage loans are subject to increases over the term of the loans. The mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 20 to 40-year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

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

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2024	$940	$13,835	$14,775
2025	1,182	—	1,182
2026	935	6,923	7,858
2027	1,063	548	1,611
2028	1,647	1,593	3,240
2029	1,378	—	1,378
Thereafter	62,370	54,037	116,407
Total principal payments	$69,515	$76,936	$146,451

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of March 31, 2024 and December 31, 2023, the Company had $902.2 million and $839.9 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of March 31, 2024, were as follows (in thousands):

Remainder of 2024	$54,296
2025	73,416
2026	74,502
2027	75,620
2028	76,770
2029	78,014
Thereafter	2,610,611
Total future scheduled payments	$3,043,229

Sales-Type Financing Receivables

As of March 31, 2024 and December 31, 2023, the Company had $209.8 million and $132.0 million, respectively, of investments accounted for as sales-type leases; the components of these investments were as follows (in thousands):

	March 31, 2024	December 31, 2023
Minimum lease payments receivable	$607,142	$365,516
Estimated residual value of leased assets	2,581	1,521
Unearned income	(399,887)	(235,067)
Net investment	$209,836	$131,969

As of March 31, 2024, the future minimum lease payments to be received under the sales-type financing lease receivables are expected to be $13.3 million for the remainder of 2024, to average approximately $18.7 million for each of the next five years and to total $500.2 million thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of March 31, 2024, $115.3 million of loans and financing receivables were categorized as investment grade and $1.1 billion were categorized as non-investment grade. During the three months ended March 31, 2024, there were $1.1 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of March 31, 2024, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $15.6 million in 2024, $3.7 million in 2023, $14.8 million in 2022, $8.2 million in 2021, none in 2020, and $73.0 million prior to 2020. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $128.5 million in 2024, $651.8 million in 2023, $77.6 million in 2022, $61.9 million in 2021, $12.1 million in 2020 and $211.2 million prior to 2020.

4. Debt

Credit Facility

The Company has a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which provides for a senior unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) and unsecured, variable-rate term loans which are discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. The Unsecured Revolving Credit Facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At March 31, 2024, the Company had $375.0 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) SOFR plus an adjustment of 0.10% plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. As of March 31, 2024, the Company has three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.5950%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $10.1 billion at March 31, 2024. The facility is recourse to the Company and, as of March 31, 2024, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.2 billion.

At March 31, 2024 and December 31, 2023, unamortized financing costs related to the Company’s credit facility totaled $5.5 million and $6.0 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of March 31, 2024, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). At March 31, 2024, the Company had $114.4 million of Notes outstanding. Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company.

The NPAs contain a number of financial covenants that are similar to the covenants contained in the Company’s Unsecured Credit Agreement as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of March 31, 2024, the Company was in compliance with its covenants under the NPAs.

The Company’s Unsecured Credit Agreement, provides for the Company’s Unsecured Revolving Credit Facility, as discussed above, and two unsecured, variable-rate term loans. The loans consist of an unsecured, variable rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

The February 2023 Unsecured Term Loan had initial borrowings of $600.0 million and was amended throughout 2023 to increase total borrowings to $921.1 million as of March 31, 2024 and December 31, 2023. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. At March 31, 2024, the spread applicable to the Company was 1.25%. As of March 31, 2024, the Company had 11 interest rate swap agreements, with an aggregate notional value of $921.1 million, which effectively convert the term loan borrowings to an all-in fixed rate of 4.3469% for the remaining term of the loan.

The December 2023 Unsecured Term Loan had borrowings of $592.5 million as of December 31, 2023. In January 2024, the Company entered into an incremental amendment of the existing Unsecured Credit Agreement which provided for an increase to the December 2023 Unsecured Term Loan of $135.0 million for total term loan borrowings under the Unsecured Credit Agreement of $727.5 million as of March 31, 2024. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on the Company’s consolidated total leverage ratio as defined in the Credit Agreement. At March 31, 2024, the spread applicable to the Company was 1.35%.

During 2023, the Company entered into six interest rate swap agreements, with an aggregate notional value of $592.5 million, which effectively convert the borrowings as of December 31, 2023 to an all-in fixed rate of 5.4520% for the remaining term of the loan. In conjunction with the incremental amendment in January 2024, the Company entered into one interest rate swap agreement with a notional value of $135.0 million, which effectively converts the incremental borrowings to a fixed rate of 5.0095%.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of March 31, 2024, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

			Outstanding Balance
	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
Notes Payable:
Series B issued November 2015	Nov. 2024	5.24%	$32,400	$32,400
Series C issued April 2016	Apr. 2026	4.73%	82,000	82,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,539,400	1,539,400
Term Loans:
Term Loan issued December 2023 (a)	Jul. 2026	5.3699% (c)	727,500	592,500
Term Loan issued February 2023	Apr. 2027	4.3469% (b)	921,100	921,100
Total term loans			1,648,600	1,513,600
Unamortized discount			(192,996)	(200,875)
Unamortized deferred financing costs			(12,805)	(12,417)
Total unsecured notes and term loans payable, net			$2,982,199	$2,839,708

(a)
Term loan was issued in December 2023 with borrowings of $592.5 million and amended in January 2024 to increase the total term loan borrowings to $727.5 million.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread, which was 1.25% at March 31, 2024. The Company has entered into eleven interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of March 31, 2024.
(c)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread, which was 1.35% at March 31, 2024. The Company has entered into seven interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of March 31, 2024.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $210.0 million at March 31, 2024.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of March 31, 2024, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $4.7 billion.

In April 2024, certain of the Company’s consolidated special purpose entities issued net-lease mortgage notes Series 2024-1 under the STORE Master Funding debt program consisting of $450.0 million of five-year and seven-year notes issued in four Class A tranches with a weighted average coupon rate of 5.76%. In conjunction with this transaction, the Company prepaid, without penalty, an aggregate of $186.5 million of STORE Master Funding Series 2018-1 Class A-1 notes and Class A-3 notes. These notes were scheduled to mature in October 2024, and bore interest at a weighted average rate of 4.07%.

A number of additional consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $251.3 million at March 31, 2024.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

			Outstanding Balance
	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
Non-recourse net-lease mortgage notes:
$150,000 Series 2018-1, Class A-1 (a)	Oct. 2024 (b)	3.96%	$138,677	$139,052
$50,000 Series 2018-1, Class A-3 (a)	Oct. 2024 (b)	4.40%	47,792	47,917
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%	257,962	258,300
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%	170,201	171,355
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%	77,668	77,770
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%	45,003	45,061
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%	116,437	117,201
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%	210,788	211,358
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%	156,757	157,167
$346,000 Series 2023-1, Class A-1	May 2028 (b)	6.19%	344,558	344,991
$182,000 Series 2023-1, Class A-2	May 2028 (b)	6.92%	181,242	181,469
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%	166,183	166,394
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%	87,776	87,887
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%	166,183	166,394
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%	87,776	87,887
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%	231,109	231,414
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%	133,053	133,223
Total non-recourse net-lease mortgage notes			2,619,165	2,624,840
Non-recourse mortgage notes:
$10,075 note issued March 2014	Apr. 2024 (d)	5.10%	8,330	8,386
$65,000 note issued June 2016	Jul. 2026 (e)	4.75%	56,336	56,674
$41,690 note issued March 2019	Mar. 2029 (f)	4.80%	39,829	40,001
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (e)	4.64%	5,843	5,874
Total non-recourse mortgage notes			110,338	110,935
Unamortized discount			(155,655)	(164,326)
Unamortized deferred financing costs			(2,805)	(2,975)
Total non-recourse debt obligations of consolidated special purpose entities, net			$2,571,043	$2,568,474

(a)
Notes were prepaid, without penalty, in April 2024 using a portion of the proceeds from the aggregate $450.0 million STORE Master Funding Series 2024-1 issuance.
(b)
Prepayable, without penalty, 24 months prior to maturity.
(c)
Prepayable, without penalty, 36 months prior to maturity.
(d)
Note was repaid, without penalty, in April 2024 at maturity.
(e)
Prepayable, without penalty, three months prior to maturity.
(f)
Prepayable, without penalty, four months prior to maturity.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of March 31, 2024, the Company had no derivative counterparties with interest rate swaps in a net liability position.

Long-term Debt Maturity Schedule

As of March 31, 2024, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2024	$18,274	$226,198	$244,472
2025	22,417	256,612	279,029
2026	20,368	1,141,642	1,162,010
2027	11,862	1,381,572	1,393,434
2028	5,591	1,113,615	1,119,206
2029	3,483	386,044	389,527
Thereafter	18,614	1,311,211	1,329,825
	$100,609	$5,816,894	$5,917,503

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

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of March 31, 2024, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately

$173.3 million, of which $127.8 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

7. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a net basis by counterparty. The net derivative assets are included in other assets, and the net derivative liabilities, if any, are included in accrued expenses, deferred revenue and other liabilities on the condensed consolidated balance sheets.

The following table summarizes the net derivative balances recorded on the consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association agreement (in thousands):

	March 31, 2024	December 31, 2023
Derivative assets:
Net derivative assets presented in the consolidated balance sheet	$47,141	$20,208
Gross amount of eligible offsetting recognized derivative liabilities	1,791	6,262
Gross amount of derivative assets	$48,932	$26,470

Derivative liabilities:
Net derivative liabilities presented in the consolidated balance sheet	$—	$(4,815)
Gross amount of eligible offsetting recognized derivative assets	(1,791)	(6,262)
Gross amount of derivative liabilities	$(1,791)	$(11,077)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at March 31, 2024 and December 31, 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and tenant deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the condensed consolidated balance sheets. The Company believes the carrying value of the borrowings on its credit facility approximate fair value based on their nature, terms and variable interest rate. Additionally, the Company believes the current carrying values of its fixed‑rate loans receivable approximate fair values based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2024, these debt obligations had an aggregate carrying value of $5.6 billion and an estimated fair value of $5.5 billion. At December 31, 2023, these debt obligations had an aggregate carrying value of $5.4 billion and an estimated fair value of $5.3 billion.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this quarterly report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 15, 2024.

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

The Merger

On September 15, 2022, STORE Capital Corporation, a Maryland corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and funds managed by, a division of Blue Owl Capital. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”) and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

Following the Merger, we are a Delaware limited liability company organized as an internally managed real estate investment trust, or REIT. As a REIT, we will generally not be subject to federal income tax to the extent that we distribute all our taxable income to our members and meet other requirements.

For the periods prior to the Merger, we present the results of operations for STORE Capital Corporation and its wholly owned subsidiaries (the “Predecessor”). For the periods after the Merger, we present the results of operations for STORE Capital LLC and its wholly owned subsidiaries (the “Successor”). The three months ended March 31, 2023 (the “Combined Period”) include the results of operations for the Predecessor during the period of January 1, 2023 through February 2, 2023 and the results of operations for the Successor during the period February 3, 2023 through March 31, 2023.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of March 31, 2024, approximately 98% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of March 31, 2024, our investment portfolio stood at approximately $15.0 billion, consisting of investments in 3,224 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

We have a credit agreement with a group of lenders which provides for a senior unsecured revolving credit facility. The facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. As of March 31, 2024, we had $375.0 million outstanding under our unsecured revolving credit facility.

Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on our consolidated total leverage ratio as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on our consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of March 31, 2024, we had three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert the outstanding borrowings on the facility to an all-in fixed rate of 4.5950%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $10.1 billion at March 31, 2024. The facility is recourse to us, and, as of March 31, 2024, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

As of March 31, 2024, we had an aggregate principal amount of $1.4 billion of public senior unsecured notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2024, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. As of March 31, 2024, we had an aggregate principal amount of $114.4 million of privately placed notes outstanding. The financial covenants of the privately placed notes are similar to our current unsecured revolving credit facility, and, as of March 31, 2024, we were in compliance with these covenants.

We have a credit agreement with a group of lenders which provides for two unsecured, variable-rate term loans. The loans consist of an unsecured, variable-rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable-rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

The February 2023 Unsecured Term Loan had initial borrowings of $600.0 million and was amended throughout 2023 to increase total borrowings to $921.1 million as of March 31, 2024 and December 31, 2023. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. As of March 31, 2024, our spread was 1.25%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of March 31, 2024, we had 11 interest rate swap agreements with an aggregate notional value of $921.1 million that effectively convert the term loan borrowings to an all-in fixed interest rate of 4.3469% for the remaining term of the loan.

The December 2023 Unsecured Term Loan had borrowings of $592.5 million as of December 31, 2023. In January 2024, we entered into an incremental amendment of the existing credit agreement which provided for an increase to the December 2023 Unsecured Term Loan of $135.0 million for total term loan borrowings of $727.5 million as of March 31, 2024. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on our consolidated total leverage ratio as defined in the credit agreement. As of March 31, 2024, the spread applicable to the Company was 1.35%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met.

During 2023, we entered into six interest rate swap agreements, with an aggregate notional value of $592.5 million, which effectively convert the borrowings as of December 31, 2023 to an all-in fixed rate of 5.4520% for the remaining term of the loan. In conjunction with the incremental amendment in January 2024, we entered into one interest rate swap agreement with a notional value of $135.0 million which effectively converts the total incremental borrowings to a fixed rate of 5.0095%.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $3.2 billion as of March 31, 2024.

Non-recourse Secured Debt

As of March 31, 2024, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

In April 2024, our consolidated special purpose entities issued net-lease mortgage notes 2024-1 under the STORE Master Funding debt program consisting of $450.0 million of five-year and seven-year notes issued in four Class A tranches with a weighted average coupon rate of 5.76%. In conjunction with this transaction, we prepaid, without penalty, an aggregate of $186.5 million of STORE Master Funding Series 2018-1 Class A-1 notes and Class A-3 notes. These notes were scheduled to mature in October 2024, and bore interest at a weighted average rate of 4.07%.

The aggregate outstanding principal amount of our secured mortgage notes payable was $2.7 billion as of March 31, 2024.

Debt Summary

As of March 31, 2024, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.3 billion, a weighted average maturity of 4.4 years and a weighted average interest rate of 4.3%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2024:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,619	$4,698	$—	$4,698
Other mortgage notes payable	110	251	—	251
Total non-recourse secured debt	2,729	4,949	—	4,949
Unsecured notes and term loans payable	3,188	—	—	—
Unsecured revolving credit facility	375	—	—	—
Total unsecured debt (including revolving credit facility)	3,563	—	—	—
Unencumbered real estate assets	—	8,781	1,335	10,116
Total	$6,292	$13,730	$1,335	$15,065

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

For additional details and terms regarding these debt instruments, see Note 4 to the March 31, 2024 unaudited condensed consolidated financial statements.

Equity

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

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the three months ended March 31, 2024 was $13.0 million more than the Combined Period. The increase is primarily driven by additional rental revenue and interest income generated by the increase in size of our real estate portfolio and a decrease in cash paid for interest. During the three months ended March 31, 2024, our investments in real estate, loans and financing receivables were primarily funded with a combination of capital contributions from our members and additional term loan borrowings. Investment activity during the Combined Period in 2023 was primarily funded with a combination of cash from operations, borrowings on our revolving credit facility and capital contributions from our members and also included the impact of the Merger as described above. The acquisition of STORE Capital in the Combined Period was primarily funded with capital contributions from our members and the issuance of the secured term loan facility.

From a financing perspective, our activities provided for $96.9 million of net cash during the three months ended March 31, 2024 as compared to $10.7 billion of net cash during the Combined Period. Financing activities in 2024 included $135.0 million of additional term loan borrowings. Capital contributions from our members totaled $150.0 million and cash distributions totaled $180.0 million for the three months ended March 31, 2024. The Combined Period included fundings from the Merger as described above.

	Successor		Predecessor
(In thousands)	March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Increase (Decrease)(a)
Net cash provided by operating activities	$176,592	$104,173	$59,380	$13,039
Net cash used in investing activities	(272,800)	(10,737,411)	(129,025)	10,593,636
Net cash provided by financing activities	96,861	10,681,118	67,988	(10,652,245)
Net change in cash, cash equivalents and restricted cash	$653	$47,880	$(1,657)	$(45,570)

(a)
Change represents the three months ended March 31, 2024 compared to the Combined Period.

As of March 31, 2024, we had liquidity of $235.9 million on our balance sheet. Management believes that our current cash balance, the $378.9 million of immediate borrowing capacity available as of March 31, 2024 on our unsecured revolving credit facility, and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue to grow our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2024 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Real Estate Portfolio Information

As of March 31, 2024, our total investment in real estate and loans approximated $15.0 billion, representing investments in 3,224 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancellable remaining term of our leases was approximately 13.8 years.

Results of Operations

Overview

As of March 31, 2024, our real estate investment portfolio had grown to approximately $15.0 billion, consisting of investments in 3,224 property locations in 49 states, operated by 623 customers in various industries. Approximately 92% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 8% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our customers’ other assets.

Three months ended March 31, 2024 compared to the Combined Period:

	Successor		Predecessor
(In thousands)	Three Months Ended March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023	Increase (Decrease)(a)
Total revenues	$275,269	$168,754	$81,184	$25,331
Expenses:				—
Interest	87,110	67,219	19,080	811
Property costs	3,212	2,080	1,348	(216)
General and administrative	17,898	9,226	5,679	2,993
Merger-related	—	—	895	(895)
Depreciation and amortization	146,094	95,603	27,789	22,702
Provisions for impairment	7,817	5,677	—	2,140
Total expenses	262,131	179,805	54,791	27,535
Other income (loss):
Gain (loss) on dispositions of real estate	9,983	(213)	97	10,099
Loss on extinguishment of debt	—	(24,580)	—	24,580
Income (loss) before income taxes	23,121	(35,844)	26,490	32,475
Income tax expense (benefit)	2,322	(302)	703	1,921
Net income (loss)	20,799	(35,542)	25,787	30,554
Less: Net income attributable to noncontrolling interest	223	—	—	223
Net income (loss) attributable to controlling interest	$20,576	$(35,542)	$25,787	$30,331

(a)
Change represents the three months ended March 31, 2024 compared to the Combined Period.

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $14.3 billion in gross investment amount representing 3,134 properties as of March 31, 2023 to approximately $15.0 billion in gross investment amount representing 3,224 properties at March 31, 2024. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2024 on acquisitions that were made during 2023. Similarly, the full revenue impact of acquisitions made during the first three months of 2024 will not be seen until the second quarter of 2024. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

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

Interest Expense

We fund the growth in our real estate investment portfolio primarily with capital contributions from our members, net proceeds from sales of real estate and net proceeds from issuances of debt.

The following table summarizes our interest expense for the periods presented:

	Successor		Predecessor
(Dollars in thousands)	Three Months Ended March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023
Interest expense - credit facility	$4,356	$1,327	$2,697
Interest expense - credit facility fees	381	178	110
Interest expense - secured and unsecured debt	63,744	50,330	15,799
Capitalized interest	(839)	(498)	(240)
Amortization of debt discounts, deferred financing costs and other	19,468	15,882	714
Total interest expense	$87,110	$67,219	$19,080

Credit facility:
Average debt outstanding	$375,000	$139,947	$559,848
Average interest rate during the period (excluding facility fees)	4.6%	6.0%	5.3%

Secured and unsecured debt:
Average debt outstanding	$5,908,996	$6,377,061	$4,670,146
Average interest rate during the period	4.3%	5.0%	3.7%

Interest expense associated with our secured and unsecured debt decreased from 2023 primarily as a result of a decrease in the weighted average interest rate. During the three months ended March 31, 2024, we had average secured and unsecured debt outstanding of $5.9 billion at a weighted average interest rate of 4.3% as compared to average secured and unsecured debt outstanding of $5.8 billion at a weighted average interest rate of 4.6% during the Combined Period. The primary driver of the decrease is the repayment of a $2.0 billion secured, floating rate term loan facility which had a 7.51% interest rate for the period outstanding during the Combined Period and the issuance of new long-term debt at lower interest rates. Since March 31, 2023, we have increased our term loan borrowings by an aggregate $848.6 million at a weighted average interest rate of 5.36% and in May 2023, we issued $528.0 million of STORE Master Funding Series 2023-1 notes at a weighted average coupon rate of 6.44%.

Interest expense associated with our revolving credit facility increased from 2023 as a result of the increased level of average borrowings outstanding, partially offset by a decrease in the average interest rate. As of March 31, 2024, we had $375.0 million of borrowings outstanding under our revolving credit facility.

Amortization of deferred financing costs and other in the three months ended March 31, 2024 increased relative to the Combined Period in 2023 due to the amortization of deferred financing costs associated with new debt issuances.

Property Costs

Approximately 98% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2024, we owned 28 properties that were vacant and not subject to a lease and the lease contracts related to just 22 properties we own are due to expire during the remainder of 2024. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of March 31, 2024, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from February 3, 2023 through March 31, 2023	Period from January 1, 2023 through February 2, 2023
Property-level operating costs (a)	$1,191	$962	$784
Ground lease-related intangibles amortization expense	—	39	39
Operating ground lease payments made by STORE Capital	72	67	33
Operating ground lease payments made by STORE Capital tenants	552	341	185
Operating ground lease straight-line rent expense	260	163	55
Property taxes payable from tenant impounds	1,137	508	252
Total property costs	$3,212	$2,080	$1,348

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $17.9 million for the three months ended March 31, 2024 as compared to $14.9 million for the Combined Period.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $123.4 million for the Combined Period to $146.1 million for the three months ended March 31, 2024.

Provisions for Impairment

During the three months ended March 31, 2024, we recognized $6.7 million in provisions for the impairment of real estate and $1.1 million in provisions for credit losses related to our loans and financing receivables. During the Combined Period, we recognized $1.3 million in provisions for the impairment of real estate and $4.4 million in provisions for credit losses related to our loans and financing receivables. The provisions for credit losses recorded in the Combined Period were recorded as a result of the Merger as required by ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.

Gain (Loss) on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended March 31, 2024 we recognized a $10.0 million aggregate net gain on the sale of 17 properties. In comparison, during the Combined Period, we recognized a $116,000 aggregate net loss on the sale of five properties.

Loss on Extinguishment of Debt

During the Combined Period, we recognized a loss on extinguishment of debt of $24.6 million associated with the partial prepayments made on the secured term loan facility and unsecured term notes during the period. No such losses were recorded during the three months ended March 31, 2024.

Net Income (Loss)

For the three months ended March 31, 2024, our net income was $20.6 million, reflecting an increase from a net loss of $9.8 million during the Combined Period. The change in net income (loss) for the three months ended March 31, 2024 is primarily comprised of increases resulting from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, a decrease in the loss on extinguishment of debt and an increase in gain on disposition of real estate, offset by increases in depreciation and amortization, general and administrative expenses, and provisions for impairment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At March 31, 2024, all of our debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average debt maturity was approximately 4.4 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with fixed‑rate debt. In addition, when that debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

We address interest rate risk by employing the following strategies to help insulate us from any adverse impact of rising interest rates:

•
We seek to minimize the time period between acquisition of our real estate and the ultimate financing of that real estate with long‑term fixed‑rate debt.
•
By using serial issuances of long-term debt, we intend to ladder out our debt maturities to avoid a significant amount of debt maturing during any single period and to minimize the gap between free cash flow and annual debt maturities; free cash flow includes cash from operations less distributions.
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

See our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2024 our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness as of March 31, 2024 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the Securities and Exchange Commission on March 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, we did not purchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than the preferred and common units issued to our members.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
As a result of the Merger, the Company’s equity securities are no longer publicly traded, and the Company’s officers and directors do not own any Company equity securities. Accordingly, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC and STORE Capital Corporation.**	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company filed on September 15, 2022.
3.1	Third Amended and Restated Limited Liability Company Agreement of Ivory REIT, LLC, dated as of February 3, 2023.	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
3.2	First Amendment to Third Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of June 7, 2023.	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 10-K of the Company filed on March 15, 2024.
3.3	Second Amendment to Third Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of February 6, 2024.	Incorporated by reference to Exhibit 3.3 of the Current Report on Form 10-K of the Company filed on March 15, 2024.
3.4	Certificate of Formation of Ivory REIT, LLC, dated August 30, 2022, as amended effective February 3, 2023.	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
4.1

Tenth Amended and Restated Master Indenture, dated as of April 18, 2024, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC, STORE Master Funding XX, LLC, STORE Master Funding XXII, LLC and STORE Master Funding XXIV, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to the Net-Lease Mortgage Notes Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company filed on April 24, 2024.

Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company filed on April 24, 2024.
4.2

Series 2024-1 Indenture Supplement, dated as of April 18, 2024, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC, STORE Master Funding XX, LLC, STORE Master Funding XXII, LLC and STORE Master Funding XXIV, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to the Net-Lease Mortgage Notes, Series 2024-1.

Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of the Company filed on April 24, 2024.
10.1

Ninth Amended and Restated Property Management and Servicing Agreement, dated as of April 18, 2024, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC, STORE Master Funding XX, LLC, STORE Master Funding XXII, LLC and STORE Master Funding XXIV, LLC, each a Delaware limited liability company,

Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on April 24, 2024.

collectively as issuers, STORE Capital LLC, a Delaware limited liability company, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank, N.A., as indenture trustee.

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

STORE CAPITAL LLC
(Registrant)

Date: May 3, 2024	By:	/s/ Ashley A. Dembowski
Ashley A. Dembowski
Senior Vice President – Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)