Form 10-Q
period 2024-09-30
STORE CAPITAL LLC
filed 2024-11-01
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 1,125 units of equity outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital LLC

Condensed Consolidated Balance Sheets

(In thousands)

	Successor	Successor
	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,796,332	$3,805,685
Buildings and improvements	9,391,057	9,373,309
Intangible lease assets	595,851	615,327
Total real estate investments	13,783,240	13,794,321
Less accumulated depreciation and amortization	(945,468)	(531,351)
	12,837,772	13,262,970
Operating ground lease assets	57,548	52,068
Loans and financing receivables, net	1,653,817	1,103,931
Net investments	14,549,137	14,418,969
Cash and cash equivalents	327,051	239,477
Other assets, net	111,949	90,041
Total assets	$14,988,137	$14,748,487

Liabilities and equity
Liabilities:
Credit facility	$375,000	$375,000
Unsecured notes and term loans payable, net	3,000,400	2,839,708
Non-recourse debt obligations of consolidated special purpose entities, net	2,828,926	2,568,474
Intangible lease liabilities, net	129,376	140,516
Operating lease liabilities	55,174	49,481
Accrued expenses, deferred revenue and other liabilities	198,630	176,110
Total liabilities	6,587,506	6,149,289
Equity:
Members’ equity	8,465,562	8,730,569
Accumulated deficit	(54,928)	(138,599)
Accumulated other comprehensive loss	(18,141)	(816)
Total members’ equity	8,392,493	8,591,154
Noncontrolling interest	8,138	8,044
Total equity	8,400,631	8,599,198
Total liabilities and equity	$14,988,137	$14,748,487

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended	Period from February 3, 2023 through	Period from January 1, 2023 through
	2024	2023	September 30, 2024	September 30, 2023	February 2, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(audited)
Revenues:
Rental revenues	$247,388	$236,495	$742,825	$626,275	$75,008
Interest income on loans and financing receivables	33,652	25,079	82,435	55,219	5,326
Other income	6,377	605	16,831	3,071	850
Total revenues	287,417	262,179	842,091	684,565	81,184
Expenses:
Interest	91,732	98,866	270,498	267,771	19,080
Property costs	6,490	6,216	17,385	12,867	1,348
General and administrative	17,288	13,922	50,597	37,145	5,679
Merger-related	—	—	—	—	895
Depreciation and amortization	146,193	145,688	439,300	385,913	27,789
Provisions for impairment	11,370	6,570	28,823	18,926	—
Total expenses	273,073	271,262	806,603	722,622	54,791
Other income (loss):
Gain (loss) on dispositions of real estate	15,346	(2,399)	50,459	(2,580)	97
Loss on extinguishment of debt	—	—	—	(42,153)	—
Income (loss) before income taxes	29,690	(11,482)	85,947	(82,790)	26,490
Income tax (benefit) expense	(2,657)	1,944	1,593	5,901	703
Net income (loss)	32,347	(13,426)	84,354	(88,691)	25,787
Less: Net income attributable to noncontrolling interest	221	—	683	—	—
Net income (loss) attributable to controlling interest	$32,126	$(13,426)	$83,671	$(88,691)	$25,787
Net income per share of common stock
Basic					$0.09
Diluted					$0.09
Weighted average common shares outstanding:
Basic					282,238,151
Diluted					282,338,405

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended	Period from February 3, 2023 through	Period from January 1, 2023 through
	2024	2023	September 30, 2024	September 30, 2023	February 2, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(audited)
Net income (loss)	$32,347	$(13,426)	$84,354	$(88,691)	$25,787
Other comprehensive income (loss):
Unrealized (losses) gains on cash flow hedges	(45,691)	19,924	8,937	52,426	(10,531)
Cash flow hedge gains reclassified to interest expense	(8,816)	(5,922)	(26,262)	(11,222)	(894)
Total other comprehensive (loss) income	(54,507)	14,002	(17,325)	41,204	(11,425)
Total comprehensive (loss) income	(22,160)	576	67,029	(47,487)	14,362
Comprehensive income attributable to noncontrolling interest	221	—	683	—	—
Comprehensive (loss) income attributable to controlling interest	$(22,381)	$576	$66,346	$(47,487)	$14,362

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Members’ Equity

(unaudited)

(In thousands, except unit data)

	Successor
					Accumulated
					Other	Total	Non-
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Three Months Ended September 30, 2024
Balance at June 30, 2024	1,000	125	$8,565,383	$125	$36,366	$8,601,874	$8,148	$8,610,022
Members’ contributions	—	—	—	—	—	—	—	—
Members’ distributions	—	—	(187,000)	—	—	(187,000)	—	(187,000)
Net income	—	—	32,126	—	—	32,126	221	32,347
Other comprehensive loss	—	—	—	—	(54,507)	(54,507)	—	(54,507)
Distributions to non-controlling interest	—	—	—	—	—	—	(231)	(231)
Balance at September 30, 2024	1,000	125	$8,410,509	$125	$(18,141)	$8,392,493	$8,138	$8,400,631

Nine Months Ended September 30, 2024
Balance at December 31, 2023	1,000	125	$8,591,845	$125	$(816)	$8,591,154	$8,044	$8,599,198
Members’ contributions	—	—	285,000	—	—	285,000	—	285,000
Members’ distributions	—	—	(550,000)	(7)	—	(550,007)	—	(550,007)
Net income	—	—	83,664	7	—	83,671	683	84,354
Other comprehensive loss	—	—	—	—	(17,325)	(17,325)	—	(17,325)
Distributions to non-controlling interest	—	—	—	—	—	—	(589)	(589)
Balance at September 30, 2024	1,000	125	$8,410,509	$125	$(18,141)	$8,392,493	$8,138	$8,400,631

	Successor
					Accumulated
					Other	Total	Non-
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income	Equity	Interest	Equity
Three Months Ended September 30, 2023
Balance at June 30, 2023	1,000	125	$8,275,187	$125	$27,202	$8,302,514	$—	$8,302,514
Members’ contributions	—	—	200,000	—	—	200,000	—	200,000
Members’ distributions	—	—	(150,000)	—	—	(150,000)	—	(150,000)
Net loss	—	—	(13,426)	—	—	(13,426)	—	(13,426)
Other comprehensive income	—	—	—	—	14,002	14,002	—	14,002
Balance at September 30, 2023	1,000	125	$8,311,761	$125	$41,204	$8,353,090	$—	$8,353,090

Period from February 3, 2023 through September 30, 2023
Balance at February 3, 2023	—	—	$—	$—	$—	$—	$—	$—
Members’ contributions	1,000	125	8,751,845	125	—	8,751,970	—	8,751,970
Members’ distributions	—	—	(340,000)	(8)	—	(340,008)	—	(340,008)
Net loss	—	—	(88,699)	8	—	(88,691)	—	(88,691)
Other comprehensive income	—	—	—	—	41,204	41,204	—	41,204
Non-cash distribution to members	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Balance at September 30, 2023	1,000	125	$8,311,761	$125	$41,204	$8,353,090	$—	$8,353,090

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

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2024	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023
	(unaudited)	(unaudited)	(audited)
Operating activities
Net income (loss)	$84,354	$(88,691)	$25,787
Adjustments to net income (loss):
Depreciation and amortization	439,300	385,913	27,789
Amortization of debt discounts, deferred financing costs and other noncash interest expense	58,720	61,951	715
Amortization of equity-based compensation	—	—	975
Provisions for impairment	28,823	18,926	—
Net (gain) loss on dispositions of real estate	(50,459)	2,580	(97)
Loss on extinguishment of debt	—	42,153	—
Noncash revenue and other	(21,374)	(9,002)	(77)
Changes in operating assets and liabilities:
Other assets	(525)	(5,290)	(2,876)
Accrued expenses, deferred revenue and other liabilities	2,729	5,413	7,164
Net cash provided by operating activities	541,568	413,953	59,380
Investing activities
Acquisition of and additions to real estate	(473,538)	(425,251)	(48,063)
Investment in loans and financing receivables	(371,875)	(198,341)	(82,112)
Collections of principal on loans and financing receivables	1,597	71,850	468
Proceeds from dispositions of real estate	306,397	21,155	682
Acquisition of STORE Capital Corporation	—	(10,547,219)	—
Net cash used in investing activities	(537,419)	(11,077,806)	(129,025)
Financing activities
Borrowings under credit facility	—	873,500	70,000
Repayments under credit facility	—	(548,500)	(25,000)
Borrowings under unsecured notes and term loans payable	135,000	800,000	40,000
Repayments under unsecured notes and term loans payable	—	(185,600)	—
Borrowings under secured term loan facility	—	1,957,750	—
Repayments under secured term loan facility	—	(1,040,000)	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	449,936	527,925	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(213,489)	(29,303)	(15,906)
Financing costs and prepayment penalties paid	(4,423)	(43,657)	(1,106)
Members’ contributions	285,000	8,751,970	—
Members’ distributions	(550,007)	(340,008)	—
Distributions to non-controlling interest	(589)	—	—
Net cash provided by financing activities	101,428	10,724,077	67,988
Net change in cash, cash equivalents and restricted cash	105,577	60,224	(1,657)
Cash, cash equivalents and restricted cash, beginning of period	250,227	—	39,804
Cash, cash equivalents and restricted cash, end of period	$355,804	$60,224	$38,147

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$327,051	$51,265	$33,096
Restricted cash included in other assets	28,753	8,959	5,051
Total cash, cash equivalents and restricted cash	$355,804	$60,224	$38,147

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate, loans and financing receivable investments	$20,232	$31,597	$—
Tenant funded improvements to real estate investments	13,167	—	—
Accrued financing costs	—	61	—
Noncash distribution to members	—	11,385	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$212,245	$209,991	$11,488
Cash paid during the period for income and franchise taxes	7,411	10,705	20

See accompanying notes.

STORE Capital LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At September 30, 2024 and December 31, 2023, these special purpose entities held assets totaling $13.0 billion and $12.9 billion, respectively, and had third-party liabilities totaling $3.1 billion and $2.8 billion, respectively. At September 30, 2024 and December 31, 2023, these VIEs held assets totaling $268.6 million and $267.9 million, respectively, and had third-party liabilities totaling $1.3 million and $3.1 million, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, straight-line operating lease receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis and scheduled rents, represent unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of September 30, 2024 and December 31, 2023, the Company had $32.5 million and $13.3 million, respectively, of straight-line operating lease receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

In addition to base rental revenue, certain leases also have contingent rentals that are based on a percentage of the tenant’s gross sales; the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is achieved. Approximately 3.1% of the Company’s investment portfolio is subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales; historically, contingent rent recognized has been less than 2.0% of rental revenues.

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

During the three and nine months ended September 30, 2024 the Company recognized an aggregate provision for the impairment of real estate of $8.7 million and $22.8 million, respectively. For the assets impaired in 2024, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $77.9 million. For the three months ended September 30, 2023 and for the period from February 3, 2023 through September 30, 2023, the Company recognized an aggregate provision for the impairment of real estate of $5.5 million and $12.1 million, respectively. No impairment of real estate was recognized during the period from January 1, 2023 through February 2, 2023.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2024 and December 31, 2023, the Company had loans receivable with an aggregate outstanding principal balance of $65.7 million and $54.8 million, respectively, on nonaccrual status.

Sales-Type Receivables – Classification, Cost and Revenue Recognition

Sales-type receivables are recorded at their net investment, determined as the present value of both the aggregate minimum lease payments and the estimated residual value of the leased property.

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. During the three and nine months ended September 30, 2024 the Company recognized an estimated $2.7 million and $6.0 million, respectively, provision for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of operations. For the three months ended September 30, 2023 and for the period from February 3, 2023 through September 30, 2023, the Company recognized an estimated $1.1 million and $6.8 million, respectively, of provisions for credit losses. For the period from January 1, 2023 through February 2, 2023, no provisions for credit losses were recognized. For the three and nine months ended September 30, 2024, the three months ended September 30, 2023, the period from February 3, 2023 through September 30, 2023 and the period from January 1, 2023 through February 2, 2023 the Company did not write off any credit losses associated with loans receivable.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $28.8 million and $10.8 million of restricted cash at September 30, 2024 and December 31, 2023, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of September 30, 2024, the Company had 21 interest rate swap agreements in place. Eleven of the interest rate swap agreements have an aggregate notional value of $921.1 million, with ten maturing in May 2027 and one maturing in May 2029, and are designated cash flow hedges of the Company’s $921.1 million variable-rate bank unsecured term loan which matures in April 2027 (Note 4). Three interest rate swap agreements with an aggregate notional value of $375.0 million and maturing in February 2027 are designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in February 2027 (Note 4). Seven of the interest rate swap agreements with an aggregate notional value of $727.5 million, two with maturities in February 2027, and five with maturities in July 2028, are designated cash flow hedges of the Company’s $727.5 million floating-rate bank incremental unsecured term loan which matures in July 2026 (Note 4).

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

The Company recorded income tax benefit of $2.7 million and income tax expense of $1.6 million for the three and nine months ended September 30, 2024, respectively, and income tax expense of $1.9 million, $5.9 million, and $0.7 million for the three months ended September 30, 2023, the period from February 3, 2023 through September 30, 2023 and the period from January 1, 2023 through February 2, 2023, respectively.

Certain state tax returns filed for 2020 and federal and state tax returns filed for 2021 through 2023 are subject to examination by these jurisdictions. As of September 30, 2024, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at September 30, 2024 or December 31, 2023.

Related Party Transactions

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, the Company’s majority member, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the three and nine months ended September 30, 2024, the Company collected $0.2 million and $0.6 million of fee income, respectively, which is recorded in other income on the condensed consolidated statements of operations. No such amounts were recorded for the period from February 3, 2023 through September 30, 2023 or the period from January 1, 2023 through February 2, 2023.

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

3. Investments

At September 30, 2024, STORE Capital had investments in 3,245 property locations representing 3,206 owned properties (of which 178 are accounted for as financing arrangements and 84 are accounted for as sales-type receivables), 25 properties where all the related land is subject to an operating ground lease and 14 properties which secure mortgage loans. The gross investment portfolio totaled $15.4 billion at September 30, 2024 and consisted of the gross acquisition cost of the real estate investments totaling $13.6 billion including an offset by intangible lease liabilities totaling $143.8 million, loans and financing receivables with an aggregate carrying amount of $1.7 billion and operating ground lease assets totaling $57.5 million. As of September 30, 2024, approximately 34% of these investments are assets of consolidated special purpose entity subsidiaries that are pledged as collateral under the non‑recourse obligations of such special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the nine months ended September 30, 2024, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2023	3,206	$14,801,634
Acquisition of and additions to real estate (a)(d)	64	481,218
Investment in loans and financing receivables (a)	57	373,389
Sales of real estate	(82)	(284,639)
Principal collections on loans and financing receivables	—	(1,597)
Net change in operating ground lease assets (b)		5,481
Provisions for impairment		(28,823)
Other		4,167
Gross investments, September 30, 2024 (c)		15,350,830
Less accumulated depreciation and amortization (c)		(931,069)
Net investments, September 30, 2024 (e)	3,245	$14,419,761

(a)
Excludes $24.2 million of total tenant improvement advances disbursed in 2024 which were accrued as of December 31, 2023.
(b)
Represents new operating ground lease asset recognized net of amortization during the nine months ended September 30, 2024.
(c)
Includes the below-market lease liabilities ($143.8 million) and the accumulated amortization ($14.4 million) of the liabilities recorded on the condensed consolidated balance sheets as intangible lease liabilities as of September 30, 2024.
(d)
Includes $13.2 million of tenant funded improvements during 2024.
(e)
In connection with certain acquisitions completed during the nine months ended September 30, 2024, the Company modified existing operating leases in a manner which required them to be accounted for as finance leases in accordance with ASC Topic 842. As a result, the Company reclassified $156.5 million of net real estate investments to loans and financing receivables, net on the condensed consolidated balance sheets. The Company also recognized a $16.0 million non-cash net gain in connection with the modification which is included in net gain (loss) on dispositions of real estate in the condensed consolidated statements of operations.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended	Period from February 3, 2023 through	Period from January 1, 2023 through
	2024	2023	September 30, 2024	September 30, 2023	February 2, 2023
Rental revenues:
Operating leases (a)	$245,228	$234,405	$736,537	$620,605	$75,005
Sublease income - operating ground leases (b)	780	703	2,186	1,874	234
Amortization of lease related intangibles and costs	1,380	1,387	4,102	3,796	(231)
Total rental revenues	$247,388	$236,495	$742,825	$626,275	$75,008

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$3,310	$14,505	$7,190	$26,375	$2,434
Sale-leaseback transactions accounted for as financing arrangements	21,403	7,830	57,116	21,141	2,444
Sales-type and financing receivables	8,939	2,744	18,129	7,703	448
Total interest income on loans and financing receivables	$33,652	$25,079	$82,435	$55,219	$5,326

(a)
For the three months ended September 30, 2024 and 2023, includes $1.1 million and $893,000, respectively, of property tax tenant reimbursement revenue and includes $385,000 and $592,000, respectively, of variable lease revenue. For the nine months ended September 30, 2024, the period from February 3, 2023 through September 30, 2023, and the period from January 1, 2023 through February 2, 2023 includes $3.3 million, $2.3 million and $252,000, respectively, of property tax tenant reimbursement revenue and includes $921,000, $909,000 and $24,000, respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 635 customers who operate their businesses across 140 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at September 30, 2024 are service at 61%, service-oriented retail at 13% and manufacturing at 26%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2024. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at September 30, 2024, with the largest customer representing 2.5% of the total investment portfolio. On an annualized basis, as of September 30, 2024, the largest customer represented approximately 2.4% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at September 30, 2024 was approximately 14.0 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2024, 18 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2024, are as follows (in thousands):

Remainder of 2024	$240,706
2025	969,998
2026	966,009
2027	955,148
2028	939,628
2029	913,271
Thereafter	7,760,272
Total future minimum rentals (a)	$12,745,032

(a)
Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements and sales-type financing receivables. See Loans and Financing Receivables section below.

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30, 2024	December 31, 2023
In-place leases	$558,462	$577,808
Above-market leases	37,389	37,519
Total intangible lease assets	595,851	615,327
Accumulated amortization	(89,566)	(51,650)
Net intangible lease assets	$506,285	$563,677

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $13.2 million and $13.7 million during the three months ended September 30, 2024 and 2023, respectively, and $39.5 million, $36.1 million and $0.3 million for the nine months ended September 30, 2024, the period from February 3, 2023 through September 30, 2023 and the period from January 1, 2023 through February 2, 2023, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.7 million for both the three months ended September 30, 2024 and 2023, and $2.1 million and $2.0 million for the nine months ended September 30, 2024 and the period from February 3, 2023 through September 30, 2023, respectively. For the period from January 1, 2023 through February 2, 2023 there was no amortization of above-market lease intangibles.

Based on the balance of the intangible lease assets at September 30, 2024, the aggregate amortization expense is expected to be $13.4 million for the remainder of 2024, $49.1 million in 2025, $47.4 million in 2026, $45.6 million in 2027, $43.4 million in 2028, $40.4 million in 2029 and $234.4 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $0.7 million for the remainder of 2024, $2.8 million in 2025, $2.8 million in 2026, $2.7 million in 2027, $2.6 million in 2028, $2.5 million in 2029 and $18.5 million thereafter. The weighted average remaining amortization period is approximately 11.8 years for the in‑place lease intangibles and approximately 13.7 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands):

	September 30, 2024	December 31, 2023
Below-market leases	$143,775	$148,686
Accumulated amortization	(14,399)	(8,170)
Net intangible lease liabilities	$129,376	$140,516

Lease intangible liabilities are amortized as an increase to rental revenues. For both the three months ended September 30, 2024 and 2023, amortization was $2.3 million and for the nine months ended September 30, 2024 and the period from February 3, 2023 through September 30, 2023, was $6.7 million and $6.0 million, respectively. There was no amortization of below-market lease intangibles for the period from January 1, 2023 through February 2, 2023. Based on the balance of the intangible liabilities at September 30, 2024, the amortization included in rental revenue is expected to be $2.2 million for the remainder of 2024, $8.6 million in 2025, $8.6 million in 2026, $8.4 million in 2027, $8.2 million in 2028, $8.0 million in 2029 and $85.4 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 22.5 years.

Operating Ground Lease Assets

As of September 30, 2024, STORE Capital had operating ground lease assets aggregating $57.5 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $1.0 million and $874,000 during the three months ended September 30, 2024 and 2023, respectively, and $2.8 million, $2.3 million and $273,000 for the nine months ended September 30, 2024, the period from February 3, 2023 through September 30, 2023 and the period from January 1, 2023 through February 2, 2023, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $780,000 and $703,000 during the three months ended September 30, 2024 and 2023, respectively, and $2.2 million, $1.9 million and $234,000 for the nine months ended September 30, 2024, the period from February 3, 2023 through September 30, 2023 and the period from January 1, 2023 through February 2, 2023, respectively.

The future minimum lease payments to be paid under the operating ground leases as of September 30, 2024 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2024	$14	$1,163	$1,177
2025	57	3,035	3,092
2026	57	3,041	3,098
2027	57	3,041	3,098
2028	57	3,071	3,128
2029	58	3,158	3,216
Thereafter	3,258	110,279	113,537
Total lease payments	3,558	126,788	130,346
Less imputed interest	(2,936)	(75,230)	(78,166)
Total operating lease liabilities - ground leases	$622	$51,558	$52,180

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $126.8 million commitment, $86.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

Type	Interest Rate (a)	Maturity Date	September 30, 2024	December 31, 2023
Nine mortgage loans receivable (b)	9.03%	2024 - 2056	$124,754	$125,093
Equipment and other loans receivable	9.87%	2024 - 2036	23,443	13,958
Total principal amount outstanding—loans receivable			148,197	139,051
Unamortized loan origination costs			101	61
Unamortized loan premium			646	664
Sale-leaseback transactions accounted for as financing arrangements (c)	8.50%	2034 - 2122	1,056,602	839,902
Sales-type financing receivables	8.82%	2044 - 2054	461,961	131,969
Allowance for credit and loan losses			(13,690)	(7,716)
Total loans and financing receivables			$1,653,817	$1,103,931

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

Loans Receivable

At September 30, 2024, the Company held 24 loans receivable with an aggregate carrying amount of $145.8 million. Nine of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on five of the mortgage loans are subject to increases over the term of the loans. The mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 20 to 40-year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

The long-term mortgage loans receivable generally allow for prepayments without penalty or with penalties ranging from 1% to 15%, depending on the timing of the prepayment, except as noted in the table above. All other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2024	$394	$10,175	$10,569
2025	1,483	—	1,483
2026	1,705	9,835	11,540
2027	1,685	395	2,080
2028	1,687	1,953	3,640
2029	1,663	—	1,663
Thereafter	63,184	54,038	117,222
Total principal payments	$71,801	$76,396	$148,197

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of September 30, 2024 and December 31, 2023, the Company had $1.1 billion and $839.9 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of September 30, 2024, were as follows (in thousands):

Remainder of 2024	$21,346
2025	87,638
2026	89,042
2027	90,443
2028	91,886
2029	93,430
Thereafter	2,985,500
Total future scheduled payments	$3,459,285

Sales-Type Financing Receivables

As of September 30, 2024 and December 31, 2023, the Company had $462.0 million and $132.0 million, respectively, of investments accounted for as sales-type leases; the components of these investments were as follows (in thousands):

	September 30, 2024	December 31, 2023
Minimum lease payments receivable	$1,330,558	$365,516
Estimated residual value of leased assets	7,173	1,521
Unearned income	(875,770)	(235,067)
Net investment	$461,961	$131,969

As of September 30, 2024, the future minimum lease payments to be received under the sales-type financing lease receivables are expected to be $9.2 million for the remainder of 2024, $36.9 million in 2025, $37.6 million in 2026, $38.4 million in 2027, $39.3 million in 2028, $40.3 million in 2029 and $1.1 billion thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of September 30, 2024, $191.4 million of loans and financing receivables were categorized as investment grade and $1.5 billion were categorized as non-investment grade. During the three and nine months ended September 30, 2024 there were $2.7 million and $6.0 million, respectively, of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of September 30, 2024, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $9.1 million in 2024, $86.6 million in 2023, $14.8 million in 2022, $8.2 million in 2021, none in 2020 and $72.7 million prior to 2020. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $532.0 million in 2024, $574.0 million in 2023, $84.2 million in 2022, $62.0 million in 2021, $11.8 million in 2020 and $211.4 million prior to 2020.

4. Debt

Credit Facility

The Company has a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which provides for a senior unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) and unsecured, variable-rate term loans which are discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. The Unsecured Revolving Credit Facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At September 30, 2024, the Company had $375.0 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) SOFR plus an adjustment of 0.10% plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. As of September 30, 2024, the Company has three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.5950%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $10.1 billion at September 30, 2024. The facility is recourse to the Company and, as of September 30, 2024, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.2 billion.

At September 30, 2024 and December 31, 2023, unamortized financing costs related to the Company’s credit facility totaled $4.5 million and $6.0 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of September 30, 2024, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). At September 30, 2024, the Company had $114.4 million of Notes outstanding. Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company.

The NPAs contain a number of financial covenants that are similar to the covenants contained in the Company’s Unsecured Credit Agreement as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of September 30, 2024, the Company was in compliance with its covenants under the NPAs.

The Company’s Unsecured Credit Agreement, provides for the Company’s Unsecured Revolving Credit Facility, as discussed above, and two unsecured, variable-rate term loans. The loans consist of an unsecured, variable rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

The February 2023 Unsecured Term Loan had initial borrowings of $600.0 million and was amended throughout 2023 to increase total borrowings to $921.1 million; as of September 30, 2024 and December 31, 2023, total borrowings on the February 2023 Unsecured Term Loan remained at $921.1 million. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. At September 30, 2024, the spread applicable to the Company was 1.25%. As of September 30, 2024, the Company had 11 interest rate swap agreements, with an aggregate notional value of $921.1 million, which effectively convert the term loan borrowings to an all-in fixed rate of 4.3469% for the remaining term of the loan.

The December 2023 Unsecured Term Loan had borrowings of $592.5 million as of December 31, 2023. In January 2024, the Company entered into an incremental amendment of the existing Unsecured Credit Agreement which provided for an increase to the December 2023 Unsecured Term Loan of $135.0 million; as of September 30, 2024, total term loan borrowings under the December 2023 Unsecured Term Loan were $727.5 million. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on the Company’s consolidated total leverage ratio as defined in the Credit Agreement. At September 30, 2024, the spread applicable to the Company was 1.35%.

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

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of September 30, 2024, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

			Outstanding Balance
	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Notes Payable:
Series B issued November 2015	Nov. 2024	5.24%	$32,400	$32,400
Series C issued April 2016	Apr. 2026	4.73%	82,000	82,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,539,400	1,539,400
Term Loans:
Term Loan issued December 2023 (a)	Jul. 2026	5.3699% (b)	727,500	592,500
Term Loan issued February 2023	Apr. 2027	4.3469% (c)	921,100	921,100
Total term loans			1,648,600	1,513,600
Unamortized discount			(177,236)	(200,875)
Unamortized deferred financing costs			(10,364)	(12,417)
Total unsecured notes and term loans payable, net			$3,000,400	$2,839,708

(a)
Term loan was issued in December 2023 with borrowings of $592.5 million and amended in January 2024 to increase the total term loan borrowings to $727.5 million.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread, which was 1.35% at September 30, 2024. The Company has entered into seven interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of September 30, 2024.
(c)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread, which was 1.25% at September 30, 2024. The Company has entered into 11 interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of September 30, 2024.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $210.0 million at September 30, 2024.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of September 30, 2024, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $4.9 billion.

Certain of the consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $233.5 million at September 30, 2024.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

			Outstanding Balance
	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Non-recourse net-lease mortgage notes:
$150,000 Series 2018-1, Class A-1 (a)		3.96%	$—	$139,052
$50,000 Series 2018-1, Class A-3 (a)		4.40%	—	47,917
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%	257,287	258,300
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%	167,856	171,355
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%	77,463	77,770
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%	44,888	45,061
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%	114,885	117,201
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%	209,648	211,358
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%	155,937	157,167
$346,000 Series 2023-1, Class A-1	May 2028 (b)	6.19%	343,693	344,991
$182,000 Series 2023-1, Class A-2	May 2028 (b)	6.92%	180,787	181,469
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%	165,762	166,394
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%	87,554	87,887
$74,400 Series 2024-1, Class A-1	Apr. 2029 (b)	5.69%	74,245	—
$25,600 Series 2024-1, Class A-3	Apr. 2029 (b)	5.93%	25,547	—
$260,600 Series 2024-1, Class A-2	Apr. 2031 (b)	5.70%	260,057	—
$89,400 Series 2024-1, Class A-4	Apr. 2031 (b)	5.94%	89,214	—
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%	165,762	166,394
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%	87,554	87,887
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%	230,499	231,414
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%	132,713	133,223
Total non-recourse net-lease mortgage notes			2,871,351	2,624,840
Non-recourse mortgage notes:
$10,075 note issued March 2014 (d)		5.10%	—	8,386
$65,000 note issued June 2016	Jul. 2026 (e)	4.75%	55,663	56,674
$41,690 note issued March 2019	Mar. 2029 (f)	4.80%	39,490	40,001
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (e)	4.64%	5,781	5,874
Total non-recourse mortgage notes			100,934	110,935
Unamortized discount			(138,266)	(164,326)
Unamortized deferred financing costs			(5,093)	(2,975)
Total non-recourse debt obligations of consolidated special purpose entities, net			$2,828,926	$2,568,474

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

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of September 30, 2024, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $17.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long-term Debt Maturity Schedule

As of September 30, 2024, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2024	$6,355	$32,400	$38,755
2025	24,667	256,612	281,279
2026	22,618	1,141,642	1,164,260
2027	14,112	1,381,572	1,395,684
2028	7,841	1,113,615	1,121,456
2029	5,358	483,585	488,943
Thereafter	20,801	1,649,107	1,669,908
	$101,752	$6,058,533	$6,160,285

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

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of September 30, 2024, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately

$205.8 million, of which $180.7 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

The following table summarizes the net derivative balances recorded on the condensed consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association agreement (in thousands):

	September 30, 2024	December 31, 2023
Derivative assets:
Net derivative assets presented in the condensed consolidated balance sheets	$7,356	$20,208
Gross amount of eligible offsetting recognized derivative liabilities	6,461	6,262
Gross amount of derivative assets	$13,817	$26,470

Derivative liabilities:
Net derivative liabilities presented in the condensed consolidated balance sheets	$(12,411)	$(4,815)
Gross amount of eligible offsetting recognized derivative assets	(6,461)	(6,262)
Gross amount of derivative liabilities	$(18,872)	$(11,077)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at September 30, 2024 and December 31, 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2024, these debt obligations had an aggregate carrying value of $5.8 billion and an estimated fair value of $6.0 billion. At December 31, 2023, these debt obligations had an aggregate carrying value of $5.4 billion and an estimated fair value of $5.3 billion.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of September 30, 2024, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of September 30, 2024, our investment portfolio stood at approximately $15.3 billion, consisting of investments in 3,245 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

We have a credit agreement with a group of lenders which provides for a senior unsecured revolving credit facility. The facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. As of September 30, 2024, we had $375.0 million outstanding under our unsecured revolving credit facility.

Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on our consolidated total leverage ratio as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on our consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of September 30, 2024, we had three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert the outstanding borrowings on the facility to an all-in fixed rate of 4.5950%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $10.1 billion at September 30, 2024. The facility is recourse to us, and, as of September 30, 2024, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

As of September 30, 2024, we had an aggregate principal amount of $1.4 billion of public senior unsecured notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2024, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. As of September 30, 2024, we had an aggregate principal amount of $114.4 million of privately placed notes outstanding. The financial covenants of the privately placed notes are similar to our current unsecured revolving credit facility, and, as of September 30, 2024, we were in compliance with these covenants.

We have a credit agreement with a group of lenders which provides for two unsecured, variable-rate term loans. The loans consist of an unsecured, variable-rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable-rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

The February 2023 Unsecured Term Loan had initial borrowings of $600.0 million and was amended throughout 2023 to increase total borrowings to $921.1 million as of September 30, 2024 and December 31, 2023. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. As of September 30, 2024, our spread was 1.25%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of September 30, 2024, we had 11 interest rate swap agreements with an aggregate notional value of $921.1 million that effectively convert the term loan borrowings to an all-in fixed interest rate of 4.3469% for the remaining term of the loan.

The December 2023 Unsecured Term Loan had borrowings of $592.5 million as of December 31, 2023. In January 2024, we entered into an incremental amendment of the existing credit agreement which provided for an increase to the December 2023 Unsecured Term Loan of $135.0 million for total term loan borrowings of $727.5 million as of September 30, 2024. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on our consolidated total leverage ratio as defined in the credit agreement. As of September 30, 2024, the spread applicable to the Company was 1.35%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met.

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

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $3.2 billion as of September 30, 2024.

Non-recourse Secured Debt

As of September 30, 2024, approximately 32% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The aggregate outstanding principal amount of our secured mortgage notes payable was $3.0 billion as of September 30, 2024.

Debt Summary

As of September 30, 2024, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.2 billion, a weighted average maturity of 4.1 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2024:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,871	$4,949	$—	$4,949
Other mortgage notes payable	101	233	—	233
Total non-recourse secured debt	2,972	5,182	—	5,182
Unsecured notes and term loans payable	3,188	—	—	—
Unsecured revolving credit facility	375	—	—	—
Total unsecured debt (including revolving credit facility)	3,563	—	—	—
Unencumbered real estate assets	—	8,778	1,391	10,169
Total	$6,535	$13,960	$1,391	$15,351

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

For additional details and terms regarding these debt instruments, see Note 4 to the September 30, 2024 unaudited condensed consolidated financial statements.

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

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the nine months ended September 30, 2024 was $68.2 million more than the Combined Period. The increase is primarily driven by additional rental revenue and interest income generated by the increase in size of our real estate portfolio and a decrease in cash paid for interest. During the nine months ended September 30, 2024, our investments in real estate, loans and financing receivables were primarily funded with a combination of capital contributions from our members and net proceeds from the issuance of long-term debt. Investment activity during the Combined Period in 2023 was primarily funded with a combination of borrowings on our revolving credit facility and capital contributions from our members and also included the impact of the Merger as described above. The acquisition of STORE Capital in the Combined Period was primarily funded with capital contributions from our members and the issuance of the secured term loan facility.

From a financing perspective, our activities provided for $101.4 million of net cash during the nine months ended September 30, 2024 as compared to $10.8 billion of net cash during the Combined Period. Financing activities in 2024 included $135.0 million of additional term loan borrowings in January 2024, $450.0 million of STORE Master Funding Series 2024-1 notes issued in April 2024 and the prepayment, without penalty, of an aggregate of $186.5 million of STORE Master Funding Series 2018-1 Class A-1 notes and Class A-3 notes. Capital contributions from our members totaled $285.0 million and cash distributions totaled $550.0 million for the nine months ended September 30, 2024. The Combined Period included fundings from the Merger as described above.

	Successor		Predecessor
(In thousands)	Nine Months Ended September 30, 2024	Period from February 3, 2023 through September 30, 2023	Period from January 1, 2023 through February 2, 2023	Increase (Decrease)(a)
Net cash provided by operating activities	$541,568	$413,953	$59,380	$68,235
Net cash used in investing activities	(537,419)	(11,077,806)	(129,025)	10,669,412
Net cash provided by financing activities	101,428	10,724,077	67,988	(10,690,637)
Net change in cash, cash equivalents and restricted cash	$105,577	$60,224	$(1,657)	$47,010

(a)
Change represents the nine months ended September 30, 2024 compared to the Combined Period.

As of September 30, 2024, we had liquidity of $327.1 million on our balance sheet. Management believes that our current cash balance, the $378.9 million of immediate borrowing capacity available as of September 30, 2024 on our unsecured revolving credit facility, and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue growing our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2024 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2024, our total investment in real estate and loans approximated $15.3 billion, representing investments in 3,245 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancellable remaining term of our leases was approximately 14.0 years.

Results of Operations

Overview

As of September 30, 2024, our real estate investment portfolio had grown to approximately $15.3 billion, consisting of investments in 3,245 property locations in 49 states, operated by 635 customers in various industries. Approximately 89% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 10% represents financing receivables on commercial real estate properties and approximately 1% represents loans receivable secured by our customers’ other assets.

Three and nine months ended September 30, 2024 compared to the three months ended September 30, 2023 and the Combined Period:

	Successor			Successor		Predecessor
	Three Months Ended September 30,			Nine Months Ended	Period from February 3, 2023 through	Period from January 1, 2023 through
(In thousands)	2024	2023	Increase (Decrease)	September 30, 2024	September 30, 2023	February 2, 2023	Increase (Decrease)(a)
Total revenues	$287,417	$262,179	$25,238	$842,091	$684,565	$81,184	$76,342
Expenses:
Interest	91,732	98,866	(7,134)	270,498	267,771	19,080	(16,353)
Property costs	6,490	6,216	274	17,385	12,867	1,348	3,170
General and administrative	17,288	13,922	3,366	50,597	37,145	5,679	7,773
Merger-related	—	—	—	—	—	895	(895)
Depreciation and amortization	146,193	145,688	505	439,300	385,913	27,789	25,598
Provisions for impairment	11,370	6,570	4,800	28,823	18,926	—	9,897
Total expenses	273,073	271,262	1,811	806,603	722,622	54,791	29,190
Other income (loss):
Gain (loss) on dispositions of real estate	15,346	(2,399)	17,745	50,459	(2,580)	97	52,942
Loss on extinguishment of debt	—	—	—	—	(42,153)	—	42,153
Income (loss) before income taxes	29,690	(11,482)	41,172	85,947	(82,790)	26,490	142,247
Income tax (benefit) expense	(2,657)	1,944	(4,601)	1,593	5,901	703	(5,011)
Net income (loss)	32,347	(13,426)	45,773	84,354	(88,691)	25,787	147,258
Less: Net income attributable to noncontrolling interest	221	—	221	683	—	—	683
Net income (loss) attributable to controlling interest	$32,126	$(13,426)	$45,552	$83,671	$(88,691)	$25,787	$146,575

(a)
Change represents the nine months ended September 30, 2024 compared to the Combined Period.

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $14.7 billion in gross investment amount representing 3,195 properties as of September 30, 2023 to approximately $15.3 billion in gross investment amount representing 3,245 properties at September 30, 2024. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2024 on acquisitions that were made during 2023. Similarly, the full revenue impact of acquisitions made during the first nine months 2024 will not be seen until the fourth quarter of 2024. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

During the three and nine months ended September 30, 2024, we collected $1.1 million and $2.4 million, respectively, of lease termination fees related to certain property sales, which are included in other income. Similarly, other income for the Combined Period included $0.5 million of early termination fees primarily related to certain property sales; we did not recognize any similar revenues during the three months ended September 30, 2023. Additionally, during the three and nine months ended September 30, 2024, we recorded $5.0 million and $13.0 million, respectively, of bank interest income from cash held on deposit during the period as compared to $0.5 million and $2.0 million during the three months ended September 30, 2023 and the Combined Period, respectively.

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

The following table summarizes our interest expense for the periods presented:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended	Period from February 3, 2023 through	Period from January 1, 2023 through
(Dollars in thousands)	2024	2023	September 30, 2024	September 30, 2023	February 2, 2023
Interest expense - credit facility	$4,403	$5,490	$13,114	$12,486	$2,697
Interest expense - credit facility fees	386	332	1,148	839	110
Interest expense - secured and unsecured debt	68,442	71,812	199,606	194,638	15,799
Capitalized interest	(592)	(926)	(2,090)	(2,143)	(240)
Amortization of debt discounts, deferred financing costs and other	19,093	22,158	58,720	61,951	714
Total interest expense	$91,732	$98,866	$270,498	$267,771	$19,080

Credit facility:
Average debt outstanding	$375,000	$429,739	$375,000	$355,688	$559,848
Average interest rate during the period (excluding facility fees)	4.7%	5.1%	4.7%	5.3%	5.3%

Secured and unsecured debt:
Average debt outstanding	$6,163,676	$6,054,460	$6,067,664	$6,134,040	$4,670,146
Average interest rate during the period	4.4%	4.7%	4.4%	4.8%	3.7%

Interest expense associated with our secured and unsecured debt decreased from 2023 as a result of a decrease in the weighted average interest rate and partially offset by increase in average outstanding borrowings. Secured and unsecured debt added after September 30, 2023 consisted of $848.6 million of unsecured floating-rate term loans issued from October 2023 to January 2024 which have been effectively converted to a weighted average fixed rate of 5.36% and $450.0 million of STORE Master Funding Series 2024-1 notes issued in April 2024 at a weighted average coupon rate of 5.76%. Secured and unsecured debt repaid in full since September 30, 2023 included the remaining $960.0 million secured, floating rate term loan facility in December 2023 which bore an interest rate of 7.66% for the comparative 2023 periods and an aggregate $186.5 million of STORE Master Funding Series 2018-1 Class A-1 notes and Class A-3 notes which bore a weighted average rate of 4.07%. As of September 30, 2024, we had $6.2 billion of long-term debt outstanding with a weighted average interest rate of just over 4.4%.

Interest expense associated with our revolving credit facility decreased from 2023 primarily as a result of a decrease in the average interest rate. During the three months ended September 30, 2024, the decrease is also partially attributable to a decrease in the level of average borrowings outstanding as compared to 2023. During the nine-month period ended September 30, 2024, the decrease is partially offset by an increased level of average borrowings outstanding as compared to the Combined Period. As of September 30, 2024, we had $375.0 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2024, we owned 18 properties that were vacant and not subject to a lease and the lease contracts related to just 7 properties we own are due to expire during the remainder of 2024. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of September 30, 2024, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended	Period from February 3, 2023 through	Period from January 1, 2023 through
	2024	2023	September 30, 2024	September 30, 2023	February 2, 2023
Property-level operating costs (a)	$4,402	$4,449	$11,272	$8,236	$784
Ground lease-related intangibles amortization expense	—	—	—	—	39
Operating ground lease payments made by STORE Capital	109	100	290	267	33
Operating ground lease payments made by STORE Capital tenants	614	512	1,703	1,364	185
Operating ground lease straight-line rent expense	300	262	835	670	55
Property taxes payable from tenant impounds	1,065	893	3,285	2,330	252
Total property costs	$6,490	$6,216	$17,385	$12,867	$1,348

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $17.3 million and $50.6 million for the three and nine months ended September 30, 2024, respectively, as compared to $13.9 million and $42.8 million for the three months ended September 30, 2023 and the Combined Period, respectively.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $145.7 million and $413.7 million for the three months ended September 30, 2023 and the Combined Period, respectively, to $146.2 million and $439.3 million for the three and nine months ended September 30, 2024, respectively.

Provisions for Impairment

During the three and nine months ended September 30, 2024, we recognized $8.7 million and $22.8 million, respectively, in provisions for the impairment of real estate and $2.7 million and $6.0 million, respectively, in provisions for credit losses related to our loans and financing receivables. During the three months ended September 30, 2023 and the Combined Period, we recognized $5.5 million and $12.1 million, respectively, in provisions for the impairment of real estate and $1.1 million and $6.8 million, respectively, in provisions for credit losses related to our loans and financing receivables. The provisions for credit losses recorded in the Combined Period were recorded as a result of the Merger as required by ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.

Gain (Loss) on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended September 30, 2024 we recognized a $16.8 million aggregate net gain on the sale of 26 properties. In comparison, during the three months ended September 30, 2023 we recognized a $2.4 million aggregate net loss on the sale of two properties. For the nine months ended September 30, 2024 we recognized a $34.5 million net gain on the sale of 82 properties compared to a $2.5 million aggregate net loss on the sale of 13 properties during the Combined Period. Additionally, during the three and nine months ended September 30, 2024, we recognized a $1.5 million non-cash net loss and $16.0 million non-cash net gain, respectively, associated with certain lease modifications.

Loss on Extinguishment of Debt

During the Combined Period, we recognized a loss on extinguishment of debt of $42.2 million associated with the partial prepayments made on the secured term loan facility and unsecured term notes during the period. No such losses were recorded during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2024.

Net Income (Loss)

For the three and nine months ended September 30, 2024, our net income was $32.3 million and $84.4 million, respectively, reflecting an increase from net losses of $13.4 million and $62.9 million during the three months ended September 30, 2023 and the Combined Period, respectively. The change in net income (loss) for the three months ended September 30, 2024 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, an increase in gain on disposition of real estate, a decrease in interest expense and a decrease in income tax expense due to a change in the projected effective tax rate as we are no longer subject to income taxes in certain state jurisdictions, offset by increases in impairments and general and administrative expense. The change in net income (loss) for the nine months ended September 30, 2024 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, an increase in gain on disposition of real estate, and decreases in the loss on extinguishment of debt and interest expense, offset by increases in depreciation and amortization, impairments and general and administrative expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At September 30, 2024, all of our debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average debt maturity was approximately 4.1 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with fixed‑rate debt. In addition, when that debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2024 our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness as of September 30, 2024 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2024, we did not purchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than the preferred and common units issued to our members.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
As a result of the Merger, the Company’s equity securities are no longer publicly traded, and the Company’s officers and directors do not own any Company equity securities. Accordingly, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

STORE CAPITAL LLC
(Registrant)

Date: November 1, 2024	By:	/s/ Ashley A. Dembowski
Ashley A. Dembowski
Senior Vice President – Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)