Form 10-K
period 2024-12-31
STORE CAPITAL LLC
filed 2025-03-05
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 30, 2024, none of the voting stock of the registrant was held by non-affiliates.

As of March 3, 2025 there were 1,125 units of equity outstanding.

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
•
potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust tax laws; and
•
the factors included in this Annual Report, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

General. STORE is an internally managed net-lease real estate investment trust, or REIT, that is a leader in the acquisition, investment and management of Single Tenant Operational Real Estate, or “STORE Properties,” which is our target market and the inspiration for our name. A STORE Property is a real property location at which a company operates its business and generates sales and profits, which makes the location a profit center and, therefore, fundamentally important to that business. Our portfolio is highly diversified and our customers operate across a wide variety of industries within the service, service-oriented retail and manufacturing sectors of the U.S. economy.

Taxation as a Real Estate Investment Trust. STORE Capital Corporation elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the “Code”, commencing with its initial taxable year ended December 31, 2011. STORE Capital LLC has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ended December 31, 2022. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our members annually.

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

Our Corporate Responsibility. We define success by our ability to make a positive difference for all of our stakeholders. STORE’s beginning was inspired by our belief that we could make a positive difference for real estate intensive businesses across the U.S. by delivering innovative and superior real estate capital solutions. That belief has guided our efforts to bring much needed capital and liquidity opportunities to middle-market and larger businesses, which, in turn, have brought value creation and growth to our customers, owners and employees. For our many customers, STORE’s real estate lease solutions have contributed to their prospects for wealth creation and to their ability to grow, create jobs and contribute to many communities across the country. In turn, meeting the needs of our customers provides an extraordinary investment opportunity that we believe creates sustainable long-term wealth. We are committed to operating our business responsibly, guarding our valuable reputation and creating long-term and sustainable value for our Company through a robust business model and attentiveness to our stakeholders. STORE is committed to playing an important role for middle-market and larger companies across the U.S. in order to help them succeed, while making a positive impact on our collective communities, both today and for future generations.

Our Target Market and Asset Class

We provide real estate financing solutions principally to middle-market and larger businesses that own single tenant profit-center real estate locations on which they conduct their businesses and generate revenues and profits, which we refer to as Single Tenant Operational Real Estate or “STORE Properties.” Our customers operate these STORE Properties within the broad-based service, service-oriented retail and manufacturing sectors of the U.S. economy. We have designed our net-lease solutions to provide a long-term, cost-efficient way to improve our customers’ capital structures and, thus, be a preferred alternative to real estate ownership.

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

Because STORE Properties are profit-center locations, payment of rent under our lease contracts is supported not only by the credit quality of the tenant and the residual value of the real estate, but also and primarily by the profits produced by the business operations at the locations we own (e.g., unit-level profitability).

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

Our environmental initiatives and partnerships focus on energy savings and carbon footprint reduction in our customers’ facilities. As we are a triple-net lease REIT, without direct control of physical locations, our primary strategy includes educating ourselves and our customers on evolving environmental strategies, soliciting feedback, and gathering environmental data from our customers. This includes developing relationships between our customers and vendors of sustainability solutions, and supporting our customers in their implementation of sustainability programs including energy efficiency and carbon reduction programs.

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
•
We actively support charitable organizations that promote education and social well-being, and we encourage our employees to personally volunteer with organizations that are meaningful to them.
•
We seek to identify future leaders and equip them with the tools for management roles within our Company.

As of December 31, 2024, we had 126 full-time employees, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including, but not limited to, traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices).

Regulations and Requirements

Our properties are subject to various laws and regulations, including regulations relating to fire and safety requirements, as well as affirmative and negative contractual covenants and, in some instances, common area obligations. We believe that each of our customers has the necessary permits and approvals to operate and conduct their businesses on our properties. Moreover, our properties are subject to Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Our customers have primary responsibility for complying with these regulations and other requirements pursuant to our lease and loan agreements; however, we may have liability in certain circumstances if our customers do not comply with such laws and regulations. As of January 31, 2025, we are not aware of any ADA non-compliance that we believe would have a material adverse effect on the results of our operations.

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

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the underlying real estate, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by our customers and a decline in the attractiveness of triple-net lease transactions to potential sellers. Moreover, significant declines in real estate values may also affect our ability to execute leases on attractive terms with potential customers. In addition, we periodically review our real estate assets for impairment based on the projected operating cash flow of the property over our anticipated holding period. Impairment charges have a direct impact on our results of operation. A financial failure or other default by a customer will likely reduce or eliminate the operating cash flow generated by that customer’s leased property and might decrease the value of that property and result in a non-cash impairment charge. Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amounts we paid.

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

Some of our customers operate their businesses under franchise or license agreements, which generally have terms that end earlier than the respective expiration dates of the related leases. In addition, a customer’s rights as a franchisee or licensee typically may be terminated by the franchisor or licensor and the customer may be precluded from competing with the franchisor or licensor upon termination. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would impact the customer’s ability to make payments under its lease or loan with us. We typically have no notice or cure rights with respect to such a termination and have no rights to assignment of any such agreement, which may have an adverse effect on our ability to mitigate losses arising from a default by a terminated franchisee on any of our leases or loans.

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

In certain instances, we provide financing to our customers for the construction and/or renovation of their properties. We are therefore subject to the risk that this construction or renovation may not be completed. Construction and renovation costs for a property may exceed a customer’s original estimates due to increased costs of materials or labor, or other unexpected costs. A customer may also be unable to complete construction or renovation of a property on schedule, which could result in increased debt service expenses or construction costs. These additional expenses may affect the ability of the customer to make payments to us.

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

General Risk Factors

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.

While we do not collect or maintain the types of information that are most often targeted in cyber-attacks, such as credit card data, bank account information, or sensitive personal information, we nevertheless face risks associated with security breaches through cyber-attacks, malware, computer viruses and malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, bad actors with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. There are also emerging threats that include the use of artificial intelligence (“AI”) to automate and enhance cyberattacks, generate sophisticated phishing attempts, bypass traditional security controls, and exploit vulnerabilities more efficiently. AI-powered attacks may increase the speed and complexity of cyber threats, making detection and response more challenging. Our IT networks and related systems are essential to the operation of our business, the availability and integrity of our data and our ability to perform day-to-day operations, and security breaches or system interruptions could result in misstated financial reports, violations of loan covenants, missed reporting deadlines, our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT, unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, the diversion of management’s attention and resources to remedy any resulting damages, liability for claims for breach of contract, damages, credits, penalties or termination of leases or other agreements, or damage to our reputation among our customers, lenders, vendors and investors generally.

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

We rely on the experience, efforts and abilities of senior leadership and other key personnel. We cannot guarantee the continued employment of any of the members of our senior leadership team or key personnel, each of whom could be difficult to replace, given their extensive knowledge and experience. The loss of services of one or more members of our senior leadership team, or our inability to attract and retain highly qualified personnel, could adversely affect our business and be negatively perceived in the capital markets, diminish our investment opportunities and weaken our relationships with lenders, business partners and customers.

We are subject to litigation which could materially and adversely affect us.

From time to time, we are subject to litigation in connection with the ordinary course operation of our business, including instances in which we are named as defendants in lawsuits arising out of accidents causing personal injuries or other events that occur on the properties operated by our customers. We generally seek to have our customers defend and assume liability for such matters involving their properties. In other cases, we may defend ourselves, invoke our insurance coverage or the coverage of our customers, and/or invoke our indemnification rights included in our leases. Resolution of these types of matters against us may result in significant legal fees and/or require us to pay significant fines, judgments or settlements, which, to the extent uninsured or in excess of insured limits, or not subject to indemnification, could adversely impact our earnings and cash flows. We also may become subject to litigation relating to our financing and other transactions. Certain types of litigation, if determined adversely to us, may affect the availability or cost of some of our insurance coverage, which could expose us to increased risks that would be uninsured and materially and adversely impact our ability to attract directors and officers.

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

Our Senior Vice President of Information Technology has served in his role since January of 2020 and has managed STORE’s Information Technology department since joining the Company in January of 2015. In these roles, he has been instrumental in the evolution and implementation of our business systems and technical infrastructure as well as the development and enforcement of Sarbanes-Oxley (SOX) compliance processes and reporting. Prior to joining STORE, he was the Chief Information Officer for Southwest Network, a non-profit organization for mental and behavioral health services serving the greater Phoenix, Arizona community. He has over 35 years of experience in the information technology industry serving in several technical and leadership positions.

Cybersecurity Threats

As of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats have had or are reasonably likely to have a material effect on us, our business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

As of December 31, 2024, our total investment in real estate and loans was approximately $15.7 billion, representing investments in 3,312 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancelable remaining term of our leases was approximately 14.1 years.

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

In 2019, the Financial Accounting Standards Board issued ASU 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year Annual Report, we include disclosures on our cash flows and results of operations for fiscal year 2024 versus 2023 only. For discussion of our fiscal year 2023 compared to our fiscal year 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended December 31, 2023.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans receivable, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest”. Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of December 31, 2024, approximately 99% of our leases (based on base rent) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of December 31, 2024, our investment portfolio stood at approximately $15.7 billion, consisting of investments in 3,312 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

We have a credit agreement with a group of lenders, which initially provides for a senior unsecured revolving credit facility. The facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. As of December 31, 2024 we had $375.0 million outstanding under our unsecured revolving credit facility.

Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on our consolidated total leverage ratio as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on our consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of December 31, 2024, we had three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert the outstanding borrowings on the facility to an all-in fixed rate of 4.5950%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $10.6 billion at December 31, 2024. The facility is recourse to us, and, as of December 31, 2024, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

As of December 31, 2024, we had an aggregate principal amount of $1.4 billion of public senior unsecured notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.63% and interest on these notes is paid semi-annually. The supplemental indentures governing our public notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2024, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. As of December 31, 2024, we had an aggregate principal amount of $82.0 million of privately placed notes outstanding. The financial covenants of the privately placed notes are similar to our current unsecured revolving credit facility, and, as of December 31, 2024, we were in compliance with these covenants.

We have a credit agreement with a group of lenders which provides for two unsecured, variable-rate term loans. The loans consist of an unsecured, variable-rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable-rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

The February 2023 Unsecured Term Loan had initial borrowings of $600.0 million and was amended throughout 2023 to increase total borrowings to $921.1 million; as of December 31, 2024, total borrowings on the February 2023 Unsecured Term Loan remained at $921.1 million. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. As of December 31, 2024, our spread was 1.25%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of December 31, 2024, we had 11 interest rate swap agreements with an aggregate notional value of $921.1 million that effectively convert the term loan borrowings to an all-in fixed interest rate of 4.3469% for the remaining term of the loan.

The December 2023 Unsecured Term Loan had borrowings of $592.5 million as of December 31, 2023. In January 2024, we entered into an incremental amendment of the existing credit agreement which provided for an increase to the December 2023 Unsecured Term Loan of $135.0 million for total term loan borrowings of $727.5 million as of December 31, 2024. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on our consolidated total leverage ratio as defined in the credit agreement. As of December 31, 2024, the spread applicable to the Company was 1.35%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met.

During 2023, we entered into six interest rate swap agreements, with an aggregate notional amount of $592.5 million, which effectively convert the borrowings as of December 31, 2023 to an all-in fixed rate of 5.4520% for the remaining term of the loan. In conjunction with the incremental amendment in January 2024, we entered into one interest rate swap agreement with a notional value of $135.0 million which effectively converts the total incremental borrowings to a fixed rate of 5.0095%. As of December 31, 2024, we had seven interest rate swap agreements with an aggregate notional value of $727.5 million that effectively convert the term loan borrowings to an all-in fixed interest rate of 5.3699% for the remaining term of the loan.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $3.2 billion as of December 31, 2024 and the following is a summary, by year, of the scheduled payments of both principal and interest for these notes (in thousands).

							Total Senior Unsecured
	Public Notes		Term Loans		Other Unsecured Notes		Term Debt
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
2025	$—	$51,688	$—	$80,204	$—	$3,879	$—	$135,771
2026	—	51,687	727,500	63,818	82,000	1,368	809,500	116,873
2027	—	51,688	921,100	16,460	—	—	921,100	68,148
2028	350,000	39,175	—	—	—	—	350,000	39,175
2029	350,000	23,123	—	—	—	—	350,000	23,123
2030	350,000	18,600	—	—	—	—	350,000	18,600
2031	375,000	9,281	—	—	—	—	375,000	9,281
Total	$1,425,000	$245,242	$1,648,600	$160,482	$82,000	$5,247	$3,155,600	$410,971

Non-recourse Secured Debt

As of December 31, 2024, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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
(a)
By S&P Global Ratings.

In conjunction with the April 2024 transaction, we prepaid, without penalty, an aggregate of $186.5 million of STORE Master Funding Series 2018-1 Class A-1 notes and Class A-3 notes. These two prepaid note classes were scheduled to mature in October 2024 and bore a weighted average interest rate of 4.07%.

The aggregate outstanding principal amount of our secured mortgage notes payable was $3.0 billion as of December 31, 2024 and the scheduled maturities, including balloon payments, and scheduled interest payments on our aggregate secured mortgage notes payable are as follows (in thousands):

	STORE Master Funding
	Non-recourse Net-lease Mortgage Notes			Other Non-recourse Mortgage Notes			Total Non-recourse Mortgage Notes
	Principal	Balloons (a)	Interest	Principal	Balloons	Interest	Principal	Balloons	Interest
2025	$22,372	$256,612	$122,736	$2,295	$—	$4,794	$24,667	$256,612	$127,530
2026	20,969	279,014	116,845	1,649	53,128	3,615	22,618	332,142	120,460
2027	13,167	460,472	101,786	945	—	2,074	14,112	460,472	103,860
2028	6,854	763,615	63,767	987	—	2,033	7,841	763,615	65,800
2029	5,062	97,541	43,489	296	36,044	671	5,358	133,585	44,160
Thereafter	15,770	924,107	120,727	5,031	—	2,599	20,801	924,107	123,326
Total	$84,194	$2,781,361	$569,350	$11,203	$89,172	$15,786	$95,397	$2,870,533	$585,136

(a)
Debt is prepayable, without penalty, 24 or 36 months prior to scheduled maturity.

Debt Summary

As of December 31, 2024, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.1 billion, a weighted average maturity of 3.9 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2024:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,866	$4,953	$—	$4,953
Other mortgage notes payable	100	233	—	233
Total non-recourse secured debt	2,966	5,186	—	5,186
Unsecured notes and term loans payable	3,156	—	—	—
Unsecured revolving credit facility	375	—	—	—
Total unsecured debt (including revolving credit facility)	3,531	—	—	—
Unencumbered real estate assets	—	9,079	1,527	10,606
Total	$6,497	$14,265	$1,527	$15,792

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

For additional details and terms regarding these debt instruments, see Note 4 to the December 31, 2024 consolidated financial statements.

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

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2024 increased by $97.3 million over the Combined Period, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Our investments in real estate, loans and financing receivables during 2024 were $107.6 million more than during the Combined Period. During 2024, our investment activity was primarily funded with a combination of capital contributions from our members and net proceeds from the issuance of long-term debt. During the Combined Period, our investment activity was primarily funded with a combination of borrowings on our revolving credit facility and capital contributions from our members. The acquisition of STORE Capital was primarily funded with equity from our members and proceeds from the secured term loan facility that was repaid in December 2023.

Our financing activities provided $168.4 million of net cash during the year ended December 31, 2024 as compared to $10.9 billion during the Combined period. Financing activities in 2024 included $135.0 million of additional term loan borrowings in January 2024, $450.0 million of STORE Master Funding Series 2024-1 notes issued in April 2024, offset by the prepayment, without penalty, of an aggregate of $186.5 million of STORE Master Funding Series 2018-1 Class A-1 notes and A-3 notes in April 2024 and the payment, at maturity, of $32.4 million of public notes. Equity raises from our members totaled $580.0 million and cash distributions totaled $739.0 million during 2024. Financing activities in 2023 included the aggregate $1.5 billion of bank term loans we entered into throughout the year and the $528.0 million of STORE Master Funding Series 2023-1 notes issued in May 2023, offset by $185.6 million of aggregate debt repayments on our unsecured privately placed notes. Equity raises from our members totaled $9.3 billion and cash distributions totaled $510.0 million for the period from February 3, 2023 through December 31, 2023.

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Increase (Decrease)(a)
Net cash provided by operating activities	$741,682	$585,027	$59,380	$97,275
Net cash used in investing activities	(988,219)	(11,178,772)	(129,025)	10,319,578
Net cash provided by financing activities	168,433	10,843,972	67,988	(10,743,527)
Net change in cash, cash equivalents and restricted cash	$(78,104)	$250,227	$(1,657)	$(326,674)

(a)
Change represents the year ended December 31, 2024 compared to the Combined Period.

As of December 31, 2024, we had liquidity of $162.2 million on our balance sheet. Management believes that our current cash balance, the $378.9 million of immediate borrowing capacity available as of December 31, 2024 on our unsecured revolving credit facility, and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue growing our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2024 consolidated financial statements.

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

Accounting for Real Estate Investments

Classification and Cost

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of our lease contracts allow our customers the option, at their election, to purchase the leased property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost, as defined in the lease contracts). Subsequent to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)(“ASC Topic 842”) on January 1, 2019, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract that, due to the terms of the contract is classified as a finance lease, or where the contract contains a purchase option, we will account for such an acquisition as a financing arrangement and record the investment in loans and financing receivables on the consolidated balance sheets.

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

Results of Operations

Overview

As of December 31, 2024, our real estate investment portfolio had grown to approximately $15.7 billion, consisting of investments in 3,312 property locations in 49 states. Approximately 88% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 11% represents mortgage loan and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our customers’ other assets.

The Year Ended December 31, 2024 Compared to the Combined Period 2023

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Increase (Decrease)
(In thousands)
Total revenues	$1,152,416	$951,900	$81,184	$119,332
Expenses:
Interest	362,069	362,605	19,080	(19,616)
Property costs	24,878	16,873	1,348	6,657
General and administrative	68,468	55,035	5,679	7,754
Merger-related	—	—	895	(895)
Depreciation and amortization	587,575	533,637	27,789	26,149
Provisions for impairment	31,911	25,265	—	6,646
Total expenses	1,074,901	993,415	54,791	26,695
Other income (loss):
Gain (loss) on dispositions of real estate	48,525	(6,680)	97	55,108
Loss on extinguishment of debt	—	(67,897)	—	67,897
Income (loss) before income taxes	126,040	(116,092)	26,490	215,642
Income tax expense	1,947	22,567	703	(21,323)
Net income (loss)	124,093	(138,659)	25,787	236,965
Less: Net income (loss) attributable to noncontrolling interest	900	(60)	—	960
Net income (loss) attributable to controlling interest	$123,193	$(138,599)	$25,787	$236,005

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $14.7 billion in gross investment amount representing 3,206 properties at December 31, 2023 to approximately $15.7 billion in gross investment amount representing 3,312 properties at December 31, 2024. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2024 on acquisitions that were made during 2023. Similarly, the full revenue impact of acquisitions made during 2024 will not be seen until 2025. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

Additionally, during 2024 and the Combined Period, we recognized $3.2 million and $0.5 million, respectively, in lease termination fee income, primarily related to certain property sales, which are included in other income. For the year ended December 31, 2024 and for the Combined Period, other income includes $15.4 million and $3.6 million, respectively, of interest income generated on bank cash holdings.

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

The following table summarizes our interest expense for the periods presented:

	Successor		Predecessor
(Dollars in thousands)	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Interest expense - credit facility	$17,560	$18,640	$2,697
Interest expense - credit facility fees	1,533	1,190	110
Interest expense - secured and unsecured debt	267,792	262,840	15,799
Capitalized interest	(2,614)	(2,895)	(240)
Amortization of debt discounts, deferred financing costs and other	77,798	82,830	714
Total interest expense	$362,069	$362,605	$19,080

Credit facility:
Average debt outstanding	$375,727	$390,816	$559,848
Average interest rate during the period (excluding facility fees)	4.7%	5.2%	5.3%

Secured and unsecured debt:
Average debt outstanding	$6,086,565	$6,073,933	$4,670,146
Average interest rate during the period	4.4%	4.7%	3.7%

Interest expense associated with our secured and unsecured debt decreased from the Combined Period as a result of a decrease in the weighted average interest rate, partially offset by an increase in average outstanding borrowings. Secured and unsecured debt added during 2024 consisted of $135.0 million of unsecured floating-rate term loan borrowings in January 2024, which have been effectively converted to a weighted average fixed rate of 5.01%, and $450.0 million of STORE Master Funding Series 2024-1 notes issued in April 2024 at a weighted average coupon rate of 5.76%. Secured and unsecured debt repaid in full during 2024 included an aggregate $186.5 million of STORE Master Funding Series 2018-1 Class A-1 notes and Class A-3 notes which bore a weighted average rate of 4.07% and $32.4 million of public notes which bore an interest rate of 5.24%. The primary driver of the decrease in the weighted average interest rate was the 2023 payoff of the $2.0 billion of secured, floating rate term loan facility borrowings, which had outstanding average borrowings of $1.1 billion during the period from February 3, 2023 through December 31, 2023 and a weighted average interest rate of 7.68%. As of December 31, 2024, we had $6.1 billion of long-term debt outstanding with a weighted average interest rate of 4.4%.

Interest expense associated with our revolving credit facility decreased from the Combined Period as a result of a decrease in the average interest rate and a decrease in the level of average borrowings outstanding on the revolving credit facility during 2024. During 2024, we had average borrowings outstanding on the revolving credit facility of $375.7 million at a weighted average interest rate of 4.7% as compared to average borrowings of $406.1 million at a weighted average interest rate of 5.2% during the Combined Period. As of December 31, 2024, we had $375.0 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2024, we owned 19 properties that were vacant and not subject to a lease and the lease contracts related to just 29 properties we own are due to expire during 2025. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of December 31, 2024, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Property-level operating costs (a)	$16,425	$10,301	$784
Ground lease-related intangibles amortization expense	—	—	39
Operating ground lease payments made by STORE Capital	436	384	33
Operating ground lease payments made by STORE Capital tenants	2,866	2,444	185
Operating ground lease straight-line rent expense	666	402	55
Property taxes payable from tenant impounds	4,485	3,342	252
Total property costs	$24,878	$16,873	$1,348

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $68.5 million for the year ended December 31, 2024 compared to $60.7 million for the Combined Period.

We expect that general and administrative expenses will rise in some measure as our real estate investment portfolio grows. Certain expenses, such as property related insurance costs and the costs of servicing the properties and loans comprising our real estate portfolio, increase in direct proportion to the increase in the size of the portfolio. However, general and administrative expenses as a percentage of the portfolio have historically decreased over time due to efficiencies and economies of scale.

Merger-Related Expenses

Merger-related expenses include legal fees and other costs incurred as a result of the Merger. For the period from January 1, 2023 through February 2, 2023, merger-related expenses totaled $0.9 million.

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $561.4 million for the Combined Period to $587.6 million for the year ended December 31, 2024.

Provisions for Impairment

During the year ended December 31, 2024, we recognized $23.6 million in provisions for the impairment of real estate and $8.3 million in provisions for credit losses related to our loans and financing receivables. During the Combined Period, we recognized $17.6 million in provisions for the impairment of real estate and $7.7 million in net provisions for credit losses related to our loans and financing receivables.

Gain (Loss) on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the year ended

December 31, 2024, we recognized a $32.5 million net gain on the sale of 104 properties. In comparison, during the Combined Period, we recognized a $6.6 million aggregate net loss on the sale of 25 properties and 23 loans and financing receivables. The net proceeds from the dispositions of real estate during 2024 aggregated $355.2 million as compared to an aggregate original investment amount of $363.4 million. For properties sold during 2023, net proceeds aggregated $74.5 million as compared to an aggregate original investment amount of $79.9 million. During 2024 and 2023, we collected $3.4 million and $4.4 million, respectively, of early lease termination payments in connection with certain property sales. Additionally, during the year ended December 31, 2024, we recognized a $16.0 million non-cash net gain associated with certain lease modifications.

Loss on Extinguishment of Debt

During the Combined Period, we recognized a loss on the extinguishment of debt of $67.9 million, associated with the partial prepayments made on the secured term loan facility and unsecured term notes during the period. No such losses were recorded during the year ended December 31, 2024.

Net Income (Loss)

For the year ended December 31, 2024 our net income was $124.1 million as compared to a net loss of $112.8 million for the Combined Period. The change in net income for the year ended December 31, 2024 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, a decrease in the loss on extinguishment of debt, an increase in net gain on disposition of real estate, and lower income tax and interest expense, offset by increases in depreciation and amortization, general and administrative, property and impairment costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At December 31, 2024, all of our long‑term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average long-term debt maturity was approximately 3.9 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although our long-term debt generally carries a fixed rate, we often temporarily fund our property acquisitions with a revolving credit facility, which carries a variable rate. During the year ended December 31, 2024, we had average daily outstanding borrowings of $375.7 million on our revolving credit facility. As of December 31, 2024, we had borrowings of $375.0 million outstanding on the unsecured revolving credit facility and three interest rate swaps with an aggregate notional amount of $375.0 million which effectively convert the outstanding borrowings to an all-in fixed rate of 4.5950%.

We monitor our potential market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments noted above assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates on variable rate debt expected to be outstanding during 2025, the estimated market risk exposure for our variable‑rate debt is estimated to be approximately $430,000, or less than 0.06% of net cash provided by operating activities, for the year ended December 31, 2024. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of STORE Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital LLC (Successor) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), members’ equity and cash flows for the year ended December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), members’ equity and cash flows for the period from February 3, 2023 through December 31, 2023 (Successor), and related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of STORE Capital Corporation (Predecessor) (collectively with Successor, the Company) for the period from January 1, 2023 through February 2, 2023, and for the year ended December 31, 2022 (Predecessor), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of STORE Capital LLC at December 31, 2024 and 2023, and the results of their operations and their cash flows for the year ended December 31, 2024, for the period from February 3, 2023 through December 31, 2023 (Successor), for the period from January 1, 2023 through February 2, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of real estate investments
Description of the Matter

As described in Notes 2 and 3 to the financial statements, the Company recorded $584 million in acquisitions to real estate during 2024. Auditing the Company’s accounting for the 2024 acquisitions was complex and required specialized skills and knowledge due to the estimation involved in the allocation of the purchase price to the assets acquired, including land, buildings, improvements and intangible lease assets. The Company utilized multiple sources to estimate such values including third party appraisers and other data such as market rents and comparables.

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

Phoenix, Arizona

March 5, 2025

STORE Capital LLC

Consolidated Balance Sheets

(In thousands)

	December 31,
	2024	2023
Assets
Investments:
Real estate investments:
Land and improvements	$3,840,415	$3,805,685
Buildings and improvements	9,506,402	9,373,309
Intangible lease assets	588,635	615,327
Total real estate investments	13,935,452	13,794,321
Less accumulated depreciation and amortization	(1,083,693)	(531,351)
	12,851,759	13,262,970
Operating ground lease assets	57,245	52,068
Loans and financing receivables, net	1,941,032	1,103,931
Net investments	14,850,036	14,418,969
Cash and cash equivalents	162,188	239,477
Other assets, net	150,349	90,041
Total assets	$15,162,573	$14,748,487

Liabilities and equity
Liabilities:
Credit facility	$375,000	$375,000
Unsecured notes and term loans payable, net	2,977,100	2,839,708
Non-recourse debt obligations of consolidated special purpose entities, net	2,831,007	2,568,474
Intangible lease liabilities, net	125,095	140,516
Operating lease liabilities	54,501	49,481
Accrued expenses, deferred revenue and other liabilities	215,101	176,110
Total liabilities	6,577,804	6,149,289
Equity:
Members’ equity	8,571,554	8,730,569
Accumulated deficit	(15,406)	(138,599)
Accumulated other comprehensive income (loss)	20,497	(816)
Total members’ equity	8,576,645	8,591,154
Noncontrolling interest	8,124	8,044
Total equity	8,584,769	8,599,198
Total liabilities and equity	$15,162,573	$14,748,487

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Revenues:
Rental revenues	$989,869	$870,707	$75,008	$846,420
Interest income on loans and financing receivables	141,432	76,467	5,326	56,776
Other income	21,115	4,726	850	6,976
Total revenues	1,152,416	951,900	81,184	910,172
Expenses:
Interest	362,069	362,605	19,080	189,549
Property costs	24,878	16,873	1,348	14,696
General and administrative	68,468	55,035	5,679	62,555
Merger-related	—	—	895	12,248
Depreciation and amortization	587,575	533,637	27,789	308,084
Provisions for impairment	31,911	25,265	—	16,428
Total expenses	1,074,901	993,415	54,791	603,560
Other income (loss):
Gain (loss) on dispositions of real estate	48,525	(6,680)	97	19,224
Loss on extinguishment of debt	—	(67,897)	—	—
Income from non-real estate, equity method investments	—	—	—	2,949
Income (loss) before income taxes	126,040	(116,092)	26,490	328,785
Income tax expense	1,947	22,567	703	884
Net income (loss)	124,093	(138,659)	25,787	327,901
Less: Net income (loss) attributable to noncontrolling interest	900	(60)	—	—
Net income (loss) attributable to controlling interest	$123,193	$(138,599)	$25,787	$327,901
Net income per share of common stock
Basic			$0.09	$1.17
Diluted			$0.09	$1.17
Weighted average common shares outstanding:
Basic			282,238,151	280,105,477
Diluted			282,338,405	280,105,477

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Net income (loss)	$124,093	$(138,659)	$25,787	$327,901
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	53,278	17,410	(10,531)	30,393
Cash flow hedge (gains) losses reclassified to interest expense	(31,965)	(18,226)	(894)	1,292
Total other comprehensive income (loss)	21,313	(816)	(11,425)	31,685
Total comprehensive income (loss)	145,406	(139,475)	14,362	359,586
Comprehensive income (loss) attributable to noncontrolling interest	900	(60)	—	—
Comprehensive income (loss) attributable to controlling interest	$144,506	$(139,415)	$14,362	$359,586

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2022 and for the period from January 1, 2023 through February 2, 2023

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

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Members’ Equity

For the period from February 3, 2023 through December 31, 2023 and For the Year Ended December 31, 2024

(In thousands, except unit data)

	Successor
					Accumulated
					Other	Total	Non-
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Balance at February 3, 2023	—	—	$—	$—	$—	$—	$—	$—
Members’ contributions	1,000	125	9,251,844	125	—	9,251,969	—	9,251,969
Members’ distributions	—	—	(510,000)	(15)	—	(510,015)	—	(510,015)
Net (loss) income	—	—	(138,614)	15	—	(138,599)	(60)	(138,659)
Other comprehensive loss	—	—	—	—	(816)	(816)	—	(816)
Contributions from noncontrolling interest	—	—	—	—	—	—	8,104	8,104
Non-cash distribution to members	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Balance at December 31, 2023	1,000	125	8,591,845	125	(816)	8,591,154	8,044	8,599,198
Members’ contributions	—	—	580,000	—	—	580,000	—	580,000
Members’ distributions	—	—	(739,000)	(15)	—	(739,015)	—	(739,015)
Net income	—	—	123,178	15	—	123,193	900	124,093
Other comprehensive income	—	—	—	—	21,313	21,313	—	21,313
Distributions to noncontrolling interest	—	—	—	—	—	—	(820)	(820)
Balance at December 31, 2024	1,000	125	$8,556,023	$125	$20,497	$8,576,645	$8,124	$8,584,769

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Operating activities
Net income (loss)	$124,093	$(138,659)	$25,787	$327,901
Adjustments to net income (loss):
Depreciation and amortization	587,575	533,637	27,789	308,084
Amortization of debt discounts, deferred financing costs and other noncash interest expense	77,798	82,830	715	9,509
Amortization of equity-based compensation	—	—	975	12,430
Provisions for impairment	31,911	25,265	—	16,428
Net (gain) loss on dispositions of real estate	(48,525)	6,680	(97)	(19,224)
Income from non-real estate, equity method investments	—	—	—	(2,949)
Distribution received from non-real estate, equity method investment	—	—	—	468
Loss on extinguishment of debt	—	67,897	—	—
Noncash revenue and other	(52,053)	(11,787)	(77)	(4,423)
Changes in operating assets and liabilities:
Other assets	(3,937)	(2,175)	(2,876)	4,455
Accrued expenses, deferred revenue and other liabilities	24,820	21,339	7,164	21,736
Net cash provided by operating activities	741,682	585,027	59,380	674,415
Investing activities
Acquisition of and additions to real estate	(676,372)	(508,224)	(48,063)	(1,457,503)
Investment in loans and financing receivables	(668,665)	(598,990)	(82,112)	(158,676)
Collections of principal on loans and financing receivables	1,636	74,408	468	67,922
Proceeds from dispositions of real estate	355,182	73,799	682	195,629
Proceeds from sale of loans and financing receivables to related party	—	327,454	—	—
Contribution made to non-real estate, equity method investment	—	—	—	(468)
Acquisition of STORE Capital Corporation	—	(10,547,219)	—	—
Net cash used in investing activities	(988,219)	(11,178,772)	(129,025)	(1,353,096)
Financing activities
Borrowings under credit facility	97,000	1,266,500	70,000	1,183,000
Repayments under credit facility	(97,000)	(891,500)	(25,000)	(758,000)
Borrowings under unsecured notes and term loans payable	135,000	1,513,600	40,000	690,000
Repayments under unsecured notes and term loans payable	(32,400)	(185,600)	—	(75,000)
Borrowings under secured term loan facility	—	1,957,750	—	—
Repayments under secured term loan facility	—	(2,000,000)	—	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	449,936	527,925	—	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(219,845)	(35,548)	(15,906)	(192,559)
Financing costs and prepayment penalties paid	(4,423)	(59,213)	(1,106)	(3,272)
Members’ contributions	580,000	9,251,969	—	—
Members’ distributions	(739,015)	(510,015)	—	—
Proceeds from the issuance of noncontrolling interests	—	8,104	—	—
Distributions to noncontrolling interest	(820)	—	—	—
Proceeds from the issuance of common stock	—	—	—	252,873
Stock issuance costs paid	—	—	—	(3,268)
Shares repurchased under stock compensation plans	—	—	—	(6,271)
Dividends paid	—	—	—	(439,067)
Net cash provided by financing activities	168,433	10,843,972	67,988	648,436
Net change in cash, cash equivalents and restricted cash	(78,104)	250,227	(1,657)	(30,245)
Cash, cash equivalents and restricted cash, beginning of period	250,227	—	39,804	70,049
Cash, cash equivalents and restricted cash, end of period	$172,123	$250,227	$38,147	$39,804

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$162,188	$239,477	$33,096	$35,137
Restricted cash included in other assets	9,935	10,750	5,051	4,667
Total cash, cash equivalents and restricted cash	$172,123	$250,227	$38,147	$39,804

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate, loans and financing receivable investments	$24,599	$24,516	$—	$21,118
Tenant funded improvements to real estate investments	16,263	—	—	10,550
Acquisition of real estate assets from borrowers under loans and financing receivables	—	—	—	8,945
Accrued financing costs	—	62	—	54
Noncash distribution to members	—	11,385	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$282,690	$283,814	$11,488	$177,294
Cash paid during the period for income and franchise taxes	6,049	12,592	20	2,937

See accompanying notes.

STORE Capital LLC

Notes to Consolidated Financial Statements

December 31, 2024

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

On September 15, 2022, STORE Capital Corporation, Ivory Parent, LLC, a Delaware limited liability company (“Parent”) and Ivory REIT, LLC, a Delaware limited liability company (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent Parties are affiliates of GIC, a global institutional investor, and funds managed by Blue Owl Capital. On February 3, 2023 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Merger Agreement, STORE Capital Corporation merged with and into Merger Sub (the “Merger”) with Merger Sub surviving (the “Surviving Entity”), and the separate existence of STORE Capital Corporation ceased. Immediately following the completion of the Merger, the Surviving Entity changed its name to STORE Capital LLC. References herein to “we,” “us,” “our,” the “Company” or “STORE Capital” are references to STORE Capital Corporation prior to the Merger and to STORE Capital LLC upon and following the Merger. As of the Closing Date of the Merger, the common equity of the Company is no longer publicly traded.

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

These consolidated statements include the accounts of STORE Capital Corporation and its wholly-owned subsidiaries and special purpose entities that it controlled through its voting interest for the periods prior to the Merger. For the periods after the Merger, these consolidated statements include the accounts of STORE Capital LLC, its wholly-owned subsidiaries, and special purpose entities, and variable interest entities (“VIEs”) that it controls through its voting interest and other means. One of the Company’s wholly owned subsidiaries, STORE Capital Advisors, LLC, provides all the general and administrative services for the day‑to‑day operations of the consolidated group, including property acquisition and lease origination, real estate portfolio management and marketing, accounting and treasury services. The remaining subsidiaries were formed to acquire and hold real estate investments or to facilitate non‑recourse secured borrowing activities. Generally, the initial operations of the real estate subsidiaries are funded by an interest‑bearing intercompany loan from STORE Capital, and such intercompany loan is repaid when the subsidiary issues long‑term debt secured by its properties. All intercompany account balances and transactions have been eliminated in consolidation.

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At December 31, 2024 and 2023, these special purpose entities held assets totaling $13.2 billion and $12.9 billion, respectively, and had third‑party liabilities totaling $3.1 billion and $2.8 billion, respectively. At December 31, 2024 and 2023, these VIEs held assets totaling $275.7 million and $267.9 million, respectively, and had third-party liabilities totaling $1.4 million and $3.1 million, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Segment Reporting

The FASB’s ASC Topic 280, Segment Reporting, established standards for the manner in which enterprises report information about operating segments. The Company views its operations as one reportable segment. We are engaged in the business of acquiring, investing in and managing Single Tenant Operational Real Estate across the U.S. The Company’s operating results depend primarily upon generating rental revenue and interest income from leasing its properties. The Company’s Chief Executive Officer acts as the chief operating decision maker (“CODM”). Our CODM assesses entity-wide operating results and makes decisions on how to allocate resources based on consolidated net income, which is reported in the consolidated statements of operations. Additionally, the measure of segment assets is reported in the consolidated balance sheets as “Total assets.”

Significant expenses categories, including interest, property costs, general and administrative and depreciation and amortization, are included on the Company’s consolidated statements of operations. Asset information is included on the consolidated balance sheets and in Note 3.

Investment Portfolio

STORE Capital invests in real estate assets through three primary transaction types as summarized below. At the beginning of 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC Topic 842”) which had an impact on certain accounting related to the Company’s investment portfolio.

•
Real Estate Investments – investments are generally made in one of two ways, either through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them, or through acquisitions from third-party sellers in connection with which a new lease is entered into with the tenant. Both approaches result in long-term leases which are classified as operating or finance leases and, in both cases, the operators become the Company’s long‑term tenants (its customers). If the terms of a lease contract specifically associated with a sale-leaseback transaction result in the lease being classified as a finance lease, or the lease contains terms, such as a purchase option, the transaction is required to be accounted for as a financing arrangement, due to the Company’s adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating or finance lease.
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

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then‑fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract that, due to the terms of the contract is classified as a finance lease, or where the contract contains a purchase option, the Company accounts for such an acquisition as a financing arrangement and records the investment in loans and financing receivables on the consolidated balance sheets. For contracts accounted for as a financing arrangement due to the presence of a purchase option, should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases but in certain circumstances are classified as financing arrangements or finance leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases classified as operating leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. When a lease, classified as a financing arrangement, provides the same specific contractual escalations, lease payments accounted for as interest income are recognized on a straight-line basis in the same manner. Accordingly, straight-line operating lease receivables and straight-line interest income receivables, calculated as the aggregate difference between the rental revenue or interest income recognized on a straight‑line basis and scheduled rents or interest, represent unbilled rent receivables that the Company will receive only if the tenants make all rent or interest payments required through the expiration of the leases; these receivables are included in other assets, net on the consolidated balance sheets. The Company reviews its straight-line operating lease and interest income receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues. As of December 31, 2024 and 2023, the Company had $63.1 million and $13.3 million, respectively, of total straight-line operating lease and interest income receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

The Company reviews its revenue and interest receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectibility of lease payments with respect to any tenant is not probable, a direct write‑off of the receivable is made and any future rental revenue or interest income is recognized only when the tenant makes a rental payment or when collectibility is again deemed probable.

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

Impairment

STORE Capital reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. Such events or changes in circumstances may include an expectation to sell certain assets in accordance with the Company’s long-term strategic plans. Management considers factors such as expected future undiscounted cash flows, capitalization and discount rates, terminal value, tenant improvements, market trends (such as the effects of leasing demand and competition) and other factors including bona fide purchase offers received from third parties in making this assessment. Depending on their nature, these factors are classified as Level 2 or Level 3 inputs within the fair value hierarchy, discussed in Fair Value Measurement below. If an asset is determined to be impaired, the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

During the year ended December 31, 2024, the Company recognized an aggregate provision for the impairment of real estate of $23.6 million. For the assets impaired in 2024, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $81.1 million. The Company recognized aggregate provisions for the impairment of real estate of $17.6 million and $16.0 million for the period from February 3, 2023 through December 31, 2023, and the year ended December 31, 2022, respectively. No impairment of real estate was recognized during the period from January 1, 2023 through February 2, 2023.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2024 and 2023, the Company had loans receivable with an aggregate outstanding principal balance of $64.7 million and $54.8 million, respectively, on nonaccrual status.

Sale-Leaseback Transactions Accounted for as Financing Arrangements – Classification, Cost and Revenue Recognition

Lease contracts accounted for as financing arrangements are recorded at an amount equal to the cost of the associated real estate, including acquisition and closing costs. The Company recognizes revenue from sale-leaseback transactions accounted for as financing arrangements as interest income on the statement of operations.

Sales-Type Receivables – Classification, Cost and Revenue Recognition

Sales-type receivables are recorded at their net investment, determined as the present value of both the aggregate minimum lease payments and the estimated residual value of the leased property less unearned income. The unearned income is recognized over the life of the related contracts so as to produce a constant rate of return on the net investment in the assets. Rental payments received and the amortization of unearned income are recorded as interest income on the statement of operations.

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. For the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the year ended December 31, 2022, the Company recognized an estimated $8.3 million, $7.7 million, and $0.4 million, respectively, of net provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the consolidated statements of operations. For the period from January 1, 2023 through February 2, 2023, no provisions for credit losses were recognized. For the year ended December 31, 2024 the Company did not write off any credit losses associated with loans receivable. For the period from February 3, 2023 through December 31, 2023, the net provision for credit losses included a reduction of $2.1 million associated with the sale of certain loans and financing receivables and the Company did not write off any loans receivable. During the year ended December 31, 2022, the Company wrote off $3.7 million of loans receivable against previously established reserves for credit losses.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $9.9 million and $10.8 million of restricted cash at December 31, 2024 and 2023, respectively, which are included in other assets, net, on the consolidated balance sheets.

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

The Company records its derivatives on the balance sheet at fair value. All derivatives subject to a master netting arrangement in accordance with the associated master International Swap and Derivatives Association agreement have been presented on a net basis by counterparty portfolio for purposes of balance sheet presentation and related disclosures. See Note 9 for a summary of net derivative balances recorded on the consolidated balance sheets and gross asset and liability balances as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified to operations as an adjustment to interest expense as interest payments are made on the hedged debt transaction.

As of December 31, 2024, the Company had 21 interest rate swap agreements in place. Eleven of the interest rate swap agreements have an aggregate notional value of $921.1 million, with ten maturing in May 2027 and one maturing in May 2029, and are designated cash flow hedges of the Company’s $921.1 million variable-rate bank unsecured term loan which matures in April 2027 (Note 4). Three interest rate swap agreements with an aggregate notional value of $375.0 million and maturing in February 2027 are designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in February 2027 (Note 4). Seven of the interest rate swap agreements with an aggregate notional value of $727.5 million, two with maturities in February 2027, and five with maturities in July 2028, are designated cash flow hedges of the Company’s $727.5 million floating-rate bank incremental unsecured term loan which matures in July 2026 (Note 4). As of December 31, 2023, the Company had 20 derivative instruments in place.

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

Related Party Transactions

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, the Company’s majority member, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private

Limited in exchange for a servicing fee. During the year ended December 31, 2024, the Company collected $0.8 million of fee income which is recorded in other income on the consolidated statements of operations. No such amounts were recorded for the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 or the year ended December 31, 2022.

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

	Predecessor
	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Numerator:
Net income	$25,787	$327,901
Less: Earnings attributable to unvested restricted shares	(41)	(558)
Net income used in basic and diluted income per share	$25,746	$327,343
Denominator:
Weighted average common shares outstanding	282,684,998	280,559,061
Less: Weighted average number of shares of unvested restricted stock	(446,847)	(453,584)
Weighted average shares outstanding used in basic income per share	282,238,151	280,105,477
Effects of dilutive securities:
Add: Treasury stock method impact of potentially dilutive securities (a)	100,254	—
Weighted average shares outstanding used in diluted income per share	282,338,405	280,105,477

(a)
For the period from January 1, 2023 to February 2, 2023 and the year ended December 31, 2022, excludes 197,026 shares and 121,112 shares, respectively, related to unvested restricted shares as the effect would have been antidilutive.

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

In November 2024, the FASB issued ASU 2024-03, Income statement (Subtopic 220-40) Reporting Comprehensive Income - Expense Disaggregation Disclosures, effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact the adoption of ASU 2024-07 will have on its future disclosures.

3. Investments

At December 31, 2024, STORE Capital had investments in 3,312 property locations representing 3,269 owned properties (of which 190 are accounted for as financing arrangements and 93 are accounted for as sales-type leases), 25 properties where all the related land is subject to an operating ground lease and 18 properties which secure mortgage loans. The gross investment portfolio totaled $15.8 billion at December 31, 2024 and consisted of the gross acquisition cost of the real estate investments totaling $13.8 billion, including an offset by intangible lease liabilities totaling $141.3 million, loans and financing receivables with an aggregate carrying amount of $1.9 billion and operating ground lease assets totaling $57.2 million. As of December 31, 2024, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries that are pledged as collateral under the non‑recourse obligations of such special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. For the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 to February 2, 2023, and for the year ended December 31, 2022, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Successor		Predecessor
	Number of	Dollar	Number of	Dollar
	Investment	Amount of	Investment	Amount of
	Locations	Investments	Locations	Investments
Gross investments, December 31, 2021			2,866	$10,748,937
Acquisition of and additions to real estate (a)(b)(c)(d)			256	1,475,499
Investment in loans and direct financing receivables			28	158,676
Sales of real estate			(60)	(197,530)
Principal collections on loans and direct financing receivables (b)			(6)	(76,868)
Net change in operating ground lease assets (e)				(1,446)
Provisions for impairment				(16,428)
Other				(10,997)
Gross investments, December 31, 2022			3,084	12,079,843
Acquisition of and additions to real estate (a)(f)			19	42,452
Investment in loans and direct financing receivables			1	82,112
Sales of real estate			(1)	(760)
Principal collections on loans and direct financing receivables			(2)	(468)
Net change in operating ground lease assets (e)				(125)
Other				4,430
Gross investments, February 2, 2023			3,101	12,207,484
Gross investments, February 3, 2023	3,101	$14,201,731
Acquisition of and additions to real estate (a)(g)	112	517,624
Investment in loans and direct financing receivables	40	598,990
Sales of real estate, loans and direct financing receivables (h)	(40)	(404,939)
Principal collections on loans and direct financing receivables	(7)	(74,408)
Net change in operating ground lease assets (e)		(737)
Provisions for impairment		(25,265)
Other		(11,362)
Gross investments, December 31, 2023	3,206	14,801,634
Acquisition of and additions to real estate (a)(i)(j)	122	687,307
Investment in loans and financing receivables (a)	88	673,322
Sales of real estate	(104)	(340,247)
Principal collections on loans and financing receivables	—	(1,636)
Net change in operating ground lease assets (e)		5,178
Provisions for impairment		(31,911)
Other		(1,180)
Gross investments, December 31, 2024 (k)		15,792,467
Less accumulated depreciation and amortization (k)		(1,067,526)
Net investments, December 31, 2024 (l)	3,312	$14,724,941

a)
For year ended December 31, 2022, the period from January 1, 2023 through February 2, 2023, the period from February 3, 2023 through December 31, 2023, and the year ended December 31, 2024, includes $2.3 million, $0.2 million, $2.9 million and $2.6 million, respectively, of interest capitalized to properties under construction.
b)
For the year ended December 31, 2022, includes $8.9 million of non-cash principal collection transactions in which the Company acquired the underlying collateral property (buildings and improvements) and leased them back to a customer.
c)
Excludes $22.6 million of tenant improvement advances disbursed in 2022 which were accrued as of December 31, 2021.
d)
Includes $10.6 million of tenant funded improvements during 2022.
e)
During the year ended December 31, 2022, the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through December 31, 2023, represents amortization recognized on operating ground lease assets; during the year ended December 31, 2024, includes new operating ground lease assets recognized net of amortization.
f)
Excludes $5.2 million of tenant improvement advances disbursed from January 1, 2023 to February 2, 2023 which were accrued as of December 31, 2022.
g)
Excludes $15.1 million of tenant improvement advances disbursed from February 3, 2023 to December 31, 2023 which were accrued as of February 2, 2023.
h)
Includes the sale of certain loans and financing receivables with an aggregate carrying value of $332.0 million to a related party.
i)
Excludes $25.3 million of total tenant improvement advances disbursed in 2024 which were accrued as of December 31, 2023.
j)
Includes $16.3 million of tenant funded improvements during 2024.
k)
Includes the below-market lease liabilities ($141.3 million) and the accumulated amortization ($16.2 million) of the liabilities recorded on the consolidated balance sheets as intangible lease liabilities as of December 31, 2024.
l)
In connection with certain acquisitions completed during the year ended December 31, 2024, the Company modified existing operating leases in a manner which required them to be accounted for as finance leases in accordance with ASC Topic 842. As a result, the Company reclassified $156.5 million of net real estate investments to loans and financing receivables, net on the consolidated balance sheets. The Company also recognized a $16.0 million non-cash net gain in connection with the modification which is included in net gain (loss) on dispositions of real estate in the consolidated statements of operations.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Rental revenues:
Operating leases (a)	$982,847	$862,891	$75,005	$845,880
Sublease income - operating ground leases (b)	2,966	2,577	234	2,812
Amortization of lease related intangibles and costs	4,056	5,239	(231)	(2,272)
Total rental revenues	$989,869	$870,707	$75,008	$846,420

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$33,434	$33,885	$2,434	$26,667
Sale-leaseback transactions accounted for as financing arrangements	79,182	31,760	2,444	24,140
Sales-type and financing receivables	28,816	10,822	448	5,969
Total interest income on loans and financing receivables	$141,432	$76,467	$5,326	$56,776

(a)
For the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and the year ended December 31, 2022, includes $4.5 million, $3.3 million, $252,000, and $3.1 million, respectively, of property tax tenant reimbursement revenue and includes $1.3 million, $1.0 million, $24,000, and $1.0 million, respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 649 customers who operate their businesses across 138 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at December 31, 2024 are service at 61%, service-oriented retail at 13% and manufacturing at 26%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2024. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at December 31, 2024, with the largest customer representing 2.4% of the total investment portfolio. On an annualized basis, as of December 31, 2024, the largest customer represented approximately 2.3% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at December 31, 2024 was approximately 14.1 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2024, 19 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2024 are as follows (in thousands):

2025	$982,586
2026	981,728
2027	970,931
2028	955,216
2029	929,218
Thereafter	8,094,531
Total future minimum rentals (a)	$12,914,210

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2024	2023
In-place leases	$551,442	$577,808
Above-market leases	37,193	37,519
Total intangible lease assets	588,635	615,327
Accumulated amortization	(99,007)	(51,650)
Net intangible lease assets	$489,628	$563,677

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $54.5 million, $50.7 million, and $0.3 million during the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023, and for the period from January 1, 2023 through February 2, 2023, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $2.8 million during both the year ended December 31, 2024 and for the period from February 3, 2023 through December 31, 2023. For the period from January 1, 2023 through February 2, 2023 and the year ended December 31, 2022, there was no amortization of above-market lease intangibles.

Based on the balance of the intangible lease assets as of December 31, 2024, the aggregate amortization expense is expected to be $48.5 million in 2025, $46.9 million in 2026, $45.1 million in 2027, $42.9 million in 2028, $40.2 million in 2029 and $234.2 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $2.8 million in 2025, $2.8 million in 2026, $2.7 million in 2027, $2.6 million in 2028, $2.5 million in 2029 and $18.4 million thereafter. The weighted average remaining amortization period is approximately 11.7 years for the in‑place lease intangibles, and approximately 13.5 years for the above market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization as of December 31 (in thousands):

	2024	2023
Below-market leases	$141,262	$148,686
Accumulated amortization	(16,167)	(8,170)
Net intangible lease liabilities	$125,095	$140,516

Lease intangible liabilities are amortized as an increase to rental revenues. For the year ended December 31, 2024 and the period from February 3, 2023 through December 31, 2023, amortization was $10.6 million and $8.3 million, respectively. There was no amortization of below-market lease intangibles for the period from January 1, 2023 through February 2, 2023 and for the year ended December 31, 2022. Based on the balance of the intangible liabilities at December 31, 2024, the amortization included in rental revenue is expected to be $8.4 million in 2025, $8.4 million in 2026, $8.2 million in 2027, $8.0 million in 2028, $7.8 million in 2029 and $84.3 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 22.5 years.

Operating Ground Lease Assets

As of December 31, 2024, STORE Capital had operating ground lease assets aggregating $57.2 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $4.0 million, $3.2 million, $273,000 and $3.3 million, for the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and for the year ended December 31, 2022, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $3.0 million $2.6 million, $234,000 and $2.8 million for the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and for the year ended December 31, 2022, respectively. The Company’s ground leases have remaining terms ranging from less than one year to 87 years, some of which have one or more options to extend the lease for terms ranging from two years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 24 years at December 31, 2024. The weighted average discount rate used in calculating the operating lease liabilities was 5.7%.

The future minimum lease payments to be paid under the operating ground leases as of December 31, 2024 were as follows (in thousands):

		Ground
	Ground	Leases
	Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2025	$57	$3,035	$3,092
2026	57	3,041	3,098
2027	57	3,041	3,098
2028	57	3,071	3,128
2029	58	3,158	3,216
Thereafter	3,258	110,278	113,536
Total lease payments	3,544	125,624	129,168
Less imputed interest	(2,923)	(74,537)	(77,460)
Total operating lease liabilities - ground leases	$621	$51,087	$51,708

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $125.6 million commitment, $86.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	December 31,
Type	Rate (a)	Date	2024	2023
Twelve mortgage loans receivable (b)	8.98%	2025 - 2066	$231,536	$125,093
Equipment and other loans receivable	10.38%	2025 - 2038	27,828	13,958
Total principal amount outstanding—loans receivable			259,364	139,051
Unamortized loan origination costs			686	61
Unamortized loan premium			642	664
Sale-leaseback transactions accounted for as financing arrangements (c)	8.55%	2034 - 2122	1,139,440	839,902
Sales-type financing receivables	8.82%	2044 - 2054	556,879	131,969
Allowance for credit and loan losses			(15,979)	(7,716)
Total loans and financing receivables			$1,941,032	$1,103,931

(a)
Represents the weighted average interest rate as of the balance sheet date.
(b)
One of these mortgage loans allows for a prepayment in whole, but not in part, with a penalty ranging from 20% to 70% depending on the timing of the prepayment.
(c)
In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2122 and the purchase options expire between 2026 and 2073.

Loans Receivable

At December 31, 2024, the Company held 28 loans receivable with an aggregate carrying amount of $256.4 million. Twelve of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on eight of the mortgage loans are subject to increases over the term of the loans. The mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 20 to 40-year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

The long-term mortgage loans receivable generally allow for prepayments without penalty or with penalties ranging from 1% to 15%, depending on the timing of the prepayment, except as noted in the table above. All other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2025	$1,813	$10,428	$12,241
2026	1,990	9,835	11,825
2027	2,570	424	2,994
2028	2,625	1,953	4,578
2029	2,668	1,500	4,168
Thereafter	72,292	151,266	223,558
Total principal payments	$83,958	$175,406	$259,364

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of December 31, 2024 and 2023, the Company had $1.1 billion and $839.9 million, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of December 31, 2024, were as follows (in thousands):

2025	$95,490
2026	97,189
2027	98,939
2028	100,741
2029	102,655
Thereafter	3,293,942
Total future scheduled payments	$3,788,956

Sales-Type Financing Receivables

As of December 31, 2024 and 2023, the Company had $556.9 million and $132.0 million, respectively, of investments accounted for as sales-type leases; the components of these investments were as follows (in thousands):

	2024	2023
Minimum lease payments receivable	$1,580,222	$365,516
Estimated residual value of leased assets	9,229	1,521
Unearned income	(1,032,572)	(235,067)
Net investment	$556,879	$131,969

As of December 31, 2024, the future minimum lease payments to be received under the sales-type lease receivables are expected to be $44.5 million in 2025, $45.3 million in 2026, $46.3 million in 2027, $47.4 million in 2028, $48.6 million in 2029 and $1.3 billion thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of December 31, 2024, $229.3 million of loans and financing receivables were categorized as investment grade and $1.7 billion were categorized as non-investment grade. During the year ended December 31, 2024, there were $8.3 million of net provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of December 31, 2024, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $51.9 million in 2024, $86.7 million in 2023, none in 2022, $18.0 million in 2021, none in 2020 and $72.7 million prior to 2020. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $788.7 million in 2024, $573.6 million in 2023, $99.1 million in 2022, $52.2 million in 2021, $12.0 million in 2020 and $200.8 million prior to 2020.

4. Debt

Credit Facility

The Company has a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which provides for a senior unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) and unsecured, variable-rate term loans which are discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. The Unsecured Revolving Credit Facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At December 31, 2024, the Company had $375.0 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) SOFR plus an adjustment of 0.10% plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. Currently, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. As of December 31, 2024, the Company has three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.5950%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $10.6 billion at December 31, 2024. The facility is recourse to the Company and, as of December 31, 2024, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.2 billion as amended in December 2023.

At December 31, 2024 and 2023, unamortized financing costs related to the Company’s credit facility totaled $4.1 million and $6.0 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

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

The supplemental indentures governing the Public Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of December 31, 2024, the Company was in compliance with these covenants. The Public Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). In November 2024, the Company repaid, in full, its $32.4 million Series B senior unsecured notes at maturity, which bore an interest rate of 5.24%. At December 31, 2024, the Company had $82.0 million of Notes outstanding. Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company.

The NPAs contain a number of financial covenants that are similar to the covenants contained in the Company’s Unsecured Credit Agreement as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2024, the Company was in compliance with its covenants under the NPAs.

The Company’s Unsecured Credit Agreement, provides for the Company’s Unsecured Revolving Credit Facility, as discussed above, and two unsecured, variable-rate term loans. The loans consist of an unsecured, variable rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

The February 2023 Unsecured Term Loan had initial borrowings of $600.0 million and was amended throughout 2023 to increase total borrowings to $921.1 million; as of December 31, 2024, total borrowings on the February 2023 Unsecured Term Loan remained at $921.1 million. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. At December 31, 2024, the spread applicable to the Company was 1.25%. As of December 31, 2024, the Company had 11 interest rate swap agreements, with an aggregate notional value of $921.1 million, which effectively convert the term loan borrowings to an all-in fixed rate of 4.3469% for the remaining term of the loan.

The December 2023 Unsecured Term Loan had borrowings of $592.5 million as of December 31, 2023. In January 2024, the Company entered into an incremental amendment of the existing Unsecured Credit Agreement which provided for an increase to the December 2023 Unsecured Term Loan of $135.0 million; as of December 31, 2024 total term loan borrowings under the December 2023 Unsecured Term Loan were $727.5 million. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on the Company’s consolidated total leverage ratio as defined in the Credit Agreement. At December 31, 2024, the spread applicable to the Company was 1.35%.

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

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2024, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	December 31,
	Date	Rate	2024	2023
Notes Payable:
Series B issued November 2015 (a)		5.24%	$—	$32,400
Series C issued April 2016	Apr. 2026	4.73%	82,000	82,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,507,000	1,539,400
Term Loans:
Term Loan issued December 2023	Jul. 2026	5.3699% (b)	727,500	592,500
Term Loan issued February 2023	Apr. 2027	4.3469% (c)	921,100	921,100
Total term loans			1,648,600	1,513,600
Unamortized discount			(169,356)	(200,875)
Unamortized deferred financing costs			(9,144)	(12,417)
Total unsecured notes and term loans payable, net			$2,977,100	$2,839,708

(a)
Repaid in full, without penalty, in November 2024 at maturity.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread which was 1.35% at December 31, 2024. The Company has entered into seven interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of December 31, 2024.
(c)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread which was 1.25% at December 31, 2024. The Company has entered into 11 interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of December 31, 2024.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $210.0 million at December 31, 2024.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2024, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $4.9 billion.

Certain of the consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $233.5 million at December 31, 2024.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest	December 31,
	Date	Rate	2024	2023
Non-recourse net-lease mortgage notes:
$150,000 Series 2018-1, Class A-1 (a)		3.96%	$—	$139,052
$50,000 Series 2018-1, Class A-3 (a)		4.40%	—	47,917
$270,000 Series 2015-1, Class A-2	Apr. 2025 (b)	4.17%	256,951	258,300
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (b)	3.96%	166,666	171,355
$82,000 Series 2019-1, Class A-1	Nov. 2026 (b)	2.82%	77,360	77,770
$46,000 Series 2019-1, Class A-3	Nov. 2026 (b)	3.32%	44,831	45,061
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%	114,098	117,201
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%	209,079	211,358
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%	155,527	157,167
$346,000 Series 2023-1, Class A-1	May 2028 (b)	6.19%	343,261	344,991
$182,000 Series 2023-1, Class A-2	May 2028 (b)	6.92%	180,559	181,469
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%	165,551	166,394
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%	87,442	87,887
$74,400 Series 2024-1, Class A-1	Apr. 2029 (b)	5.69%	74,152	—
$25,600 Series 2024-1, Class A-3	Apr. 2029 (b)	5.93%	25,515	—
$260,600 Series 2024-1, Class A-2	Apr. 2031 (b)	5.70%	259,731	—
$89,400 Series 2024-1, Class A-4	Apr. 2031 (b)	5.94%	89,102	—
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%	165,551	166,394
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%	87,442	87,887
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%	230,194	231,414
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%	132,543	133,223
Total non-recourse net-lease mortgage notes			2,865,555	2,624,840
Non-recourse mortgage notes:
$10,075 note issued March 2014 (d)		5.10%	—	8,386
$65,000 note issued June 2016	Jul. 2026 (e)	4.75%	55,313	56,674
$41,690 note issued March 2019	Mar. 2029 (f)	4.80%	39,313	40,001
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (e)	4.64%	5,749	5,874
Total non-recourse mortgage notes			100,375	110,935
Unamortized discount			(130,111)	(164,326)
Unamortized deferred financing costs			(4,812)	(2,975)
Total non-recourse debt obligations of consolidated special purpose entities, net			$2,831,007	$2,568,474

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

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of December 31, 2024, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $2.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Debt Maturity Schedule

As of December 31, 2024, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2025	$24,667	$256,612	$281,279
2026	22,618	1,141,642	1,164,260
2027	14,112	1,381,572	1,395,684
2028	7,841	1,113,615	1,121,456
2029	5,358	483,585	488,943
Thereafter	20,801	1,649,107	1,669,908
	$95,397	$6,026,133	$6,121,530

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

The components of the Company's income tax provision are listed below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Current state income tax	$6,079	$6,776	$703	$884
Deferred state income tax (benefit) expense	(4,132)	15,791	—	—
Total income tax expense	$1,947	$22,567	$703	$884

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes is shown below (in thousands):

	Successor
	Year Ended December 31, 2024		Period from February 3, 2023 through December 31, 2023 (a)
	Amount	Percent	Amount	Percent

Income (loss) before taxes	$126,040	100.0%	$(116,092)	100.0%

Income tax benefit at federal statutory rate	26,469	21.0%	(24,379)	21.0%
State taxes, net of federal benefit	2,554	2.0%	(1,109)	1.0%
Income excluded from US taxation	(26,469)	(21.0)%	24,379	(21.0)%
Difference and changes in tax rates	2,249	1.8%	(86)	0.1%
Return to provision and other	(612)	(0.5)%	255	(0.2)%
Change in valuation allowance	(2,244)	(1.8)%	23,507	(20.3)%
Tax on income	$1,947	1.5%	$22,567	(19.4)%

(a)
The Company’s income tax expense was immaterial for the period from January 1, 2023 to February 2, 2023 and for the year ended December 31, 2022, therefore a reconciliation was not presented for such periods.

As required by ASC Topic 740, Income Taxes, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets, which is ultimately dependent upon the sources of future taxable income during the periods temporary differences become deductible. Based on the weight of available evidence, both positive and negative, management has determined that it is "more-likely-than-not" that the Company will not realize the benefits of some of its deferred tax assets. Accordingly, the Company recorded a valuation allowance of $24.2 million and $26.4 million for the year ended December 31, 2024 and the period from February 3, 2023 through December 31, 2023, respectively. The valuation allowance decreased by $2.2 million primarily as a result of changes in tax rates and book and tax values of fixed assets, intangible assets and debt balances.

Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Property and equipment, net	$22,538	$25,870
Other deferred tax asset	2,326	2,359
Total deferred tax assets	24,864	28,229
Less valuation allowance	(24,173)	(26,417)
Net deferred tax asset	691	1,812
Deferred tax liabilities:
Intangible assets	(6,437)	(9,001)
Ground lease assets	(965)	(1,133)
Debt discount and deferred financing costs	(4,827)	(7,469)
Other deferred tax liabilities	(121)	—
Total deferred tax liabilities	(12,350)	(17,603)
Net deferred tax liability	$(11,659)	$(15,791)

Certain state tax returns filed for 2020 and federal and state tax returns filed for 2021 through 2023 are subject to examination by these jurisdictions. As of December 31, 2024, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at December 31, 2024 or December 31, 2023.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share for Predecessor periods):

	Successor (a)		Predecessor (b)
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Ordinary income dividends	$352,856,002	$284,026,090	$—	$1.1550
Return of capital	386,143,998	225,973,910	—	—
Cash liquidation distributions	—	—	32.2500	0.4100
Total	$739,000,000	$510,000,000	$32.2500	$1.5650

(a)
For the Successor period ended December 31, 2024 and December 31, 2023, there were 1,000 common shares authorized, issued and outstanding. Successor preferred shares and distributions thereon are excluded from the table above.
(b)
For the Predecessor periods ended February 2, 2023 and December 31, 2022, there were 375,000,000 common shares authorized and 282,684,998 shares issued and outstanding.

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

In accordance with the Company’s operating agreement, members holding Preferred Units (“Preferred Members”) receive distributions bi-annually and Members holding Common Units (“Common Members”) may receive distributions monthly. Common Members may be subject to capital calls. Except for their initial capital contribution, no Preferred Members may make any additional capital contributions. Additionally, no Preferred Members have the right to demand a withdrawal, reduction or return of their capital contributions or receive interest thereon.

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

The following table summarizes the restricted stock award (“RSA”) activity:

	Predecessor
	Period from January 1, 2023 through February 2, 2023		2022
		Weighted		Weighted
	Number of	Average Share	Number of	Average Share
	Shares	Price (b)	Shares	Price (b)
Outstanding non-vested shares, beginning of year	446,847	$27.79	437,424	$25.96
Shares granted	—	—	233,147	29.47
Shares vested	—	32.25	(166,770)	26.32
Shares forfeited	—	—	(56,954)	24.93
Outstanding non-vested shares, end of period (a)	446,847	$—	446,847	$27.79

(a)
In connection with the completion of the Merger on February 3, 2023, the 446,847 outstanding RSAs became fully vested.
(b)
Grant date fair value.

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

The following table summarizes the RSU activity:

	Predecessor
	Period from January 1, 2023 through February 2, 2023	2022
	Number of RSUs	Number of RSUs
Non-vested and outstanding, beginning of year	1,222,038	1,005,754
RSUs granted	—	629,307
RSUs vested	—	(217,987)
RSUs forfeited	—	—
RSUs not earned	—	(195,036)
Non-vested and outstanding, end of period (a)	1,222,038	1,222,038

(a)
In connection with the completion of the Merger on February 3, 2023, 506,136 outstanding performance-based RSUs became earned and vested in accordance with the actual level of performance of STORE or a minimum of target as of the date of the Merger Agreement and 715,902 shares were forfeited.

For the 2022 grants, 75% of the common shares to be earned was based on the Company’s total shareholder return (“TSR”) measured against a market index and 25% of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. For the 2019 and 2020 grants, one-half of the common shares to be earned was based on the Company’s TSR measured against a market index and one-half of the number of shares to be earned is based on the growth in a key Company performance indicator over a three-year period. The 2019 through 2022 awards were to vest 100% at the end of the three-year performance period to the extent market, performance and service conditions are met. The RSUs accrued dividend equivalents which are paid only if the award vests. During the year ended December 31, 2022, the Company accrued dividend equivalents expected to be paid on earned awards of $0.9 million; during the year ended December 31, 2022, the Company paid $1.3 million of these accrued dividend equivalents to its executive officers.

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

The Company previously valued the RSUs with a performance condition based on the closing price per share of the Company’s common stock on the date of the grant multiplied by the number of awards expected to be earned. The Company valued the RSUs with a market condition using a Monte Carlo simulation model on the date of grant which resulted in grant date fair values of $6.7 million for 2022. No RSUs were granted during the period from January 1, 2023 to February 2, 2023. The estimated fair value was amortized to expense on a tranche-by-tranche basis ratably over the vesting periods. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the RSUs with a market condition for 2022:

Volatility	45.79%
Risk-free interest rate	1.77%
Dividend yield	0.00%

The 2015 and 2012 Plans each allowed the Company’s employees to elect to satisfy the minimum statutory tax withholding obligation due upon vesting of RSAs and RSUs by allowing the Company to repurchase an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. During the year ended December 31, 2022, the Company repurchased an aggregate 202,796 shares, in connection with this tax withholding obligation. No shares were repurchased during the period from January 1, 2023 to February 2, 2023.

Compensation expense for equity‑based payments totaled $1.0 million and $12.4 million for period from January 1, 2023 through February 2, 2023 and the year ended December 31, 2022, respectively, and is included in general and administrative expenses. In conjunction with the accelerated vesting of outstanding equity awards, the compensation expense for equity-based payments was $16.4 million which was presented “on-the-line” at the closing of the Merger.

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

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2024, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $182.8 million, of which $161.4 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into lease agreements with an unrelated third party for its corporate office space that will expire in July 2027 and July 2029; the leases each allow for one five-year renewal period at the option of the Company. For the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and the year ended December 31, 2022, total rent expense was $946,000, $874,000, $77,000 and $829,000, respectively, which is included in general and administrative expense on the consolidated statements of operations. At December 31, 2024, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $1.0 million in 2025, $1.0 million in 2026, $701,000 in 2027, $188,000 in 2028, and $104,000 in 2029. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at December 31, 2024, the balance of the right-of-use asset was $2.4 million, which is included in other assets, net on the consolidated balance sheets, and the balance of the related lease liability was $2.8 million.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed 30 days of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. For the year ended December 31, 2024, the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and the year ended December 31, 2022, the matching contributions made by the Company totaled approximately $746,000, $704,000, $21,000, and $614,000, respectively.

9. Fair Value of Financial Instruments

The Company’s derivatives are required to be measured at fair value in the Company’s consolidated financial statements on a recurring basis. Derivatives are measured under a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. As discussed in Note 2, the Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a net basis by counterparty. The net derivative assets are included in other assets, and the net derivative liabilities, if any, are included in accrued expenses, deferred revenue and other liabilities on the consolidated balance sheets.

The following table summarizes the net derivative balances recorded on the consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association agreement (in thousands):

	December 31,
	2024	2023
Derivative assets:
Net derivative assets presented in the consolidated balance sheets	$32,535	$20,208
Gross amount of eligible offsetting recognized derivative liabilities	2,656	6,262
Gross amount of derivative assets	$35,191	$26,470

Derivative liabilities:
Net derivative liabilities presented in the consolidated balance sheets	$—	$(4,815)
Gross amount of eligible offsetting recognized derivative assets	(2,656)	(6,262)
Gross amount of derivative liabilities	$(2,656)	$(11,077)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at December 31, 2024 and 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2024, these debt obligations had an aggregate carrying value of $5.8 billion and an estimated fair value of $5.8 billion. At December 31, 2023, these debt obligations had an aggregate carrying value of $5.4 billion and an estimated fair value of $5.3 billion.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this Annual Report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position(s)
Mary B. Fedewa	59	President, Chief Executive Officer and Director
Cai Wenzheng	42	Director
Marc Zahr	45	Director
Grace Bucchianeri	46	Director
Colleen Collins	46	Director
Jesse Hom	41	Director
Daniel Santiago	36	Director
Jared Sheiker	32	Director
Craig A. Barnett	47	Executive Vice President – Credit & Real Estate Underwriting
Ashley A. Dembowski	39	Executive Vice President – Chief Financial Officer
Chad A. Freed	51	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
Tyler S. Maertz	46	Executive Vice President - Acquisitions
Lori Markson	52	Executive Vice President – Portfolio Operations
David Alexander McElyea	50	Executive Vice President – Portfolio Management & Business Analytics

Set forth below is biographical information with respect to each of our directors and executive officers as of the date of this Annual Report. With respect to the directors, the following information also describes the specific experience, qualifications, attributes and skills that qualify each director to serve on STORE’s Board of Directors.

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

Cai Wenzheng has served as a director since February 2025. Mr Cai is the Head of Global Investments and Portfolio Strategy at GIC Real Estate. Mr. Cai joined the Real Estate Group in 2008. Prior to his current roles, he had invested across various global real estate markets based out of GIC’s New York, Shanghai and Singapore offices. He started in the Real Estate’s sector specialist team and subsequently moved on to cover corporate investments, direct investments and global strategy. Mr. Cai graduated from Singapore Management University.

Marc Zahr has served as a director since February 2023. Mr. Zahr is the Founder, President and Chairman of the Board of Trustees of Blue Owl Real Estate Net Lease Trust, a private REIT, a member of the Blue Owl Capital Inc.’s Executive Committee, and a member of the firm’s Board of Directors. As the Head of the Blue Owl Real Estate division, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the real estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. degree in Communications from the University of Dayton.

Grace Bucchianeri has served as a director since June 2024. Ms. Bucchianeri has served as the Americas Head of Global Investment & Portfolio Strategy at GIC Real Estate since March 2015. Prior to her current role, Ms. Bucchianeri was the Deputy Chief Economist at Federal Home Loan Mortgage Corporation (FHLMC), commonly known as Freddie Mac, which is an American publicly traded, government-sponsored enterprise (GSE), that serves the secondary market for mortgages in the United States, and an Assistant Professor of Real Estate at the Wharton School of the University of Pennsylvania. She holds a PhD degree in Economics from Princeton University as well as MSc and BSc degrees in Economics (First-Class Honors) from the London School of Economics.

Colleen Collins has served as a director since February 2025. Ms. Collins is a Managing Director at Blue Owl. She serves as a member of the Blue Owl's Net Lease investment team responsible for sourcing single tenant triple net lease real estate assets. Before joining Blue Owl, Ms. Collins was with GE Capital for over 15 years. She helped in various leadership roles in corporate finance, including running commercial teams responsible for senior debt and fixed asset finance transactions. Ms. Collins also launched a $3 billion industrial finance business as a captive finance business. Before that, she worked at a wealth advisory firm for high-net-worth families. Ms. Collins earned a Bachelor of Science in Finance and Economics, summa cum laude, from Georgetown University. Additionally, she received an MBA from Northwestern University's Kellogg School of Management.

Jesse Hom has served as a director since February 2023. Mr. Hom joined Blue Owl Real Estate in April 2024 and serves as the Chief Investment Officer for Blue Owl Capital’s Real Estate platform. Prior to joining Blue Owl Real Estate, Mr. Hom had served with GIC since 2008 and was most recently its Managing Director and Global Head of Real Estate Credit and Capital Markets. Mr. Hom focuses on driving performance and growth across both GIC’s Real Estate credit and equity businesses. Prior to joining GIC, Mr. Hom was an investment banking analyst at JP Morgan, where he focused on origination and structuring for their CMBS structured products group. Mr. Hom serves as a board member at Safehold Inc. (NYSE: SAFE) and several other private real estate companies. Mr. Hom holds a bachelor’s degree in Real Estate Finance from the School of Hotel Administration at Cornell University.
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

Jared Sheiker has served as a director since February 2025. Mr. Sheiker is a Principal at Blue Owl and the Chief of Staff of Blue Owl’s Real Assets Platform. In his role as Chief of Staff for Blue Owl Real Assets, where he serves as a member of the Investment Committee, he focuses on sourcing and structuring transactions, capital raising, and other real assets and corporate initiatives. Before joining Blue Owl, he was an Investment Banking Analyst at Keefe, Bruyette & Woods, a Stifel Company. Mr. Sheiker holds a BBA in Finance and Accounting from Emory University's Goizueta Business School.

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

Ashley A. Dembowski has served as STORE’s Executive Vice President – Chief Financial Officer since December 2024, having previously served as STORE’s Chief Accounting Officer, Corporate Controller and Vice President – Director of Accounting since joining STORE in June 2020. In these roles, Ms. Dembowski serves as the Company’s principal financial officer, leading STORE’s corporate accounting team in all aspects of the monthly close and financial accounting and the audit and Sarbanes-Oxley (SOX) compliance processes and working closely with executive management and department leaders. Prior to joining the STORE, Ms. Dembowski was a Senior Manager in the audit practice of Ernst & Young LLP (“EY”). During her 12+ year tenure with EY, Ms. Dembowski served a variety of private and public clients primarily in the real estate sector, including REITs, and has extensive experience in the application of GAAP accounting standards and technical accounting, SEC reporting, and SOX standards, leading over 20 professionals through all aspects of audit execution. Ms. Dembowski is a Certified Public Accountant and a member of the American

Institute of Certified Public Accountants. Ms. Dembowski earned a Bachelor of Science degree in Accountancy from Arizona State University.

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

Tyler S. Maertz has served as STORE’s Executive Vice President – Acquisitions since September 2020. Prior to his appointment, Mr. Maertz served in various capacities at STORE, most recently as Senior Managing Director - Western Territory, having joined STORE shortly after inception as the initial member of STORE’s direct acquisitions team. Mr. Maertz served in various positions with GE Capital for 11 years prior to joining STORE, including as a member of the sales team at GE Franchise Finance, actively managing the customer relationships for a portfolio of assets approaching $1 billion, and leading the Financial Planning & Analysis group at GE Franchise Finance. Mr. Maertz graduated with honors from GE’s Financial Management Program, a renowned leadership training program. Mr. Maertz received a Bachelor of Business Administration degree in Finance & Accounting from the University of Notre Dame and an M.B.A. degree from Arizona State University’s W.P. Carey School of Business, and is a CFA charterholder.

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

Role of Our Board

Our Board of Directors serves as the ultimate decision-making body of STORE playing a critical role in the strategic planning process and strategy. Our Board of Directors selects and oversees the members of our senior management team, who are charged by our Board of Directors with conducting the day-to-day business of STORE.

Our Board of Directors is comprised of representatives appointed by each of our members in accordance with the terms of our operating agreement. The term of any director will begin at his or her appointment and will continue until removed by or as a result of death, voluntary resignation or action by the common member designating such director. In the event of removal of a director, the resulting vacancy shall be filled by the member that designated the removed director.

As of the date of this Annual Report, the Company’s Board does not have any standing committees.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that apply to all our directors, officers and employees. A current version of this code is available free of charge by contacting Chad A. Freed, our Executive Vice President – General Counsel, Chief Compliance Officer and Secretary, at 8377 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255.

Changes to Security Holder Director Nomination Procedures

Members of our Board of Directors are appointed pursuant to the provisions of our operating agreement.

Insider Trading Policies

We are a privately held company with no established public trading market for our common equity. 100.0% of our common equity is beneficially owned by our two members. As such, the Company has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of securities by directors, officers, employees and the Company itself.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

2024 Executive Compensation

In this section, we describe the material components of the executive compensation program for the Company’s Named Executive Officers (“NEOs”), whose compensation is set forth in the Summary Compensation Table below. We also provide an overview of the Company’s executive compensation philosophy and executive compensation program.

For 2024, the Company’s NEOs were:

Named Executive Officer	Title as of December 31, 2024
Mary B. Fedewa	Chief Executive Officer and President
Chad A. Freed	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
Craig A. Barnett	Executive Vice President – Credit & Real Estate Underwriting
Tyler S. Maertz	Executive Vice President – Acquisitions
Ashley A. Dembowski	Executive Vice President – Chief Financial Officer

Compensation Philosophy and Objectives

For 2024, our Board of Directors approved a program that contained a competitive annual base salary but that was weighted towards variable at-risk pay elements through the use of short-term and long-term cash incentives. Under this program, NEOs are required to contribute to STORE’s achievement of measurable financial performance metrics in order to increase their cash compensation. Each element of the 2024 compensation program is discussed in more detail below.

How We Determine Compensation

Our Board of Directors oversees the design, development and implementation of the executive compensation program and is primarily responsible for reviewing and approving the compensation policies and the compensation paid to the NEOs. Our Chief Executive Officer works closely with the Board of Directors to provide input into the compensation program design.

Components of 2024 Compensation

The components of the NEOs’ 2024 compensation were set forth in agreements entered into upon the closing of the Merger. For 2024, the compensation of the NEOs consisted of three principal components:

Compensation Element	Purpose of Compensation Element	Key Features of Compensation Element
Base Salary	• A stable means of cash compensation designed to provide competitive compensation that reflects the contributions and skill levels of each executive.	• Paid in cash. • The Board reviews base salaries each year and may raise them in its sole discretion.
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

• For Ms. Fedewa and Messrs. Freed, Barnett and Maertz, to vest as of the end of a three-year performance period ending December 31, 2025 and paid following certification of achievement of the stated performance metrics. For Ms. Dembowski, two-thirds to vest in the same manner.

Set forth below is a discussion of each of the principal components of 2024 compensation for the NEOs.

Base Salary

The following table shows the 2024 base salaries of the current NEOs:

Name	Base Salary
Mary B. Fedewa	$795,000
Chad. A. Freed	430,000
Craig A. Barnett	400,000
Tyler S. Maertz	373,000
Ashley A. Dembowski	350,000

Short-Term Incentives

For 2024, the Board of Directors approved the following threshold, target and maximum cash bonus award opportunities, expressed as a percentage of base salary, which the NEOs were eligible to receive under the annual cash bonus program. Straight line interpolation is used to determine awards for results in between performance levels:

	Payout Opportunities
	(as a percentage of base salary)
Name	Threshold	Target	Maximum
Mary B. Fedewa	75.0%	150.0%	300.0%
Chad. A. Freed	37.5%	75.0%	150.0%
Craig A. Barnett	37.5%	75.0%	150.0%
Tyler S. Maertz	37.5%	75.0%	150.0%
Ashley A. Dembowski	37.5%	75.0%	150.0%

The compensation program as adopted by the Board of Directors provided that all of the NEOs would be eligible to earn annual cash bonuses based on STORE’s achievement of identified corporate performance metrics (as described in more detail below).

The corporate performance metrics in effect for the 2024 annual incentive program included (as applicable to each NEO participant):

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

2024 Payouts

The following table shows the actual payouts for each NEO for 2024:

NEO	Actual Payout
Mary B. Fedewa	$1,642,399
Chad. A. Freed	452,278
Craig A. Barnett	421,421
Tyler S. Maertz	355,700
Ashley A. Dembowski	380,994

Long-Term Incentives

During 2023, we granted long-term cash incentives to Ms. Fedewa and Messrs. Freed, Barnett and Maertz, these cash-based awards vest at the end of a three-year performance period ending December 31, 2025 based on the achievement of specified corporate performance metrics. During 2024, the aforementioned long-term cash incentives were granted to Ms. Dembowski; a prorated two-thirds of the award vests at the end of the performance period. The corporate performance metrics in effect for the long-term incentive grants included:

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

For detailed information on the estimated potential payments and benefits payable to the NEOs in the event of their termination of employment under the employment agreements, see the section in this Annual Report titled “Potential Payments Upon Termination or Change in Control.”

Perquisites and Other Personal Benefits

We do not provide the NEOs with perquisites or other personal benefits, except for a long-term disability policy (not to exceed $15,000 per year or such higher amount as is subsequently approved by the Board), reimbursement for the costs of an annual physical (not to exceed $2,500 per year or such higher amounts as is subsequently approved by the Board of Directors), and reimbursement for the monthly dues at a fitness or country club (not to exceed $1,000 per month or such higher amounts as is subsequently approved by the Board). These items are provided because we believe that they serve a necessary business purpose and represent an immaterial element of the executive compensation program. The value of these perquisites is reported in the Summary Compensation Table.

We do not provide tax reimbursements or any other tax payments, including excise tax “gross-ups,” to any of the executive officers.

BOARD REPORT ON EXECUTIVE COMPENSATION

The Board of Directors has reviewed the disclosures in the section titled “Compensation Discussion and Analysis” contained in this Annual Report and has discussed such disclosures with the management of the Company. Based on such review and discussion, the Board of Directors recommended that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the year ended December 31, 2024.

The Board of Directors

Mary B. Fedewa

Cai Wenzheng

Marc Zahr

Grace Bucchianeri

Colleen Collins

Jesse Hom

Daniel Santiago

Jared Sheiker

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth for each of the Named Executive Officers the compensation amounts paid or earned for the fiscal years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (a)(b)	Non-Equity Incentive Plan Compensation (c)	All Other Compensation (d)	Total
Mary B. Fedewa	2024	$795,000	$—	$—	$1,642,399	$34,135	$2,471,534
Chief Executive Officer and President	2023	795,000	—	—	2,378,428	36,035	3,209,463
	2022	795,000	—	4,988,030	2,378,428	37,535	8,198,993
Chad A. Freed	2024	430,000	—	—	452,278	29,439	911,717
Executive Vice President – General Counsel,	2023	420,000	—	—	628,264	28,839	1,077,103
Chief Compliance Officer and Secretary	2022	420,000	—	980,761	628,264	27,839	2,056,864
Craig A. Barnett	2024	400,000	—	—	421,421	17,631	839,052
Executive Vice President – Credit &	2023	391,875	—	—	560,950	16,962	969,787
Real Estate Underwriting	2022	375,000	—	818,395	560,950	17,947	1,772,292
Tyler S. Maertz	2024	373,000	—	—	355,700	22,123	750,823
Executive Vice President – Acquisitions	2023	365,750	—	—	523,553	17,302	906,605
	2022	350,000	—	763,820	523,553	17,598	1,654,971
Ashley A. Dembowski	2024	350,000	—	—	435,994	13,800	799,794
Executive Vice President – Chief	2023	282,994	—	—	279,980	13,200	576,174
Financial Officer	2022	261,099	206,250	165,000	—	12,200	644,549

a)
The amounts included in this column reflect the aggregate grant date fair value of both restricted stock and RSUs calculated in accordance with FASB ASC Topic 718. The fair value reflects the expected future cash flows of dividends and therefore dividends on unvested shares are not separately disclosed. The amounts in this column for each fiscal year exclude the effect of any estimated forfeitures of such awards. The basis for the calculation of these amounts is included in Note 7 to the December 31, 2024 consolidated financial statements.
b)
The performance RSUs granted in 2022 to the NEOs included a performance condition based on STORE’s Compounded AFFO Per Share Growth. In accordance with FASB ASC Topic 718, the amounts in this column for 2022 reflect the aggregate grant date fair value of the RSUs assuming the expected level of performance conditions will be achieved.
c)
The amounts included in this column represent the annual cash incentive earned in the year indicated and paid in the following year. For Ms. Dembowski, the 2023 and 2024 amount also includes 33% of her time-based cash awards granted in 2023 that vest and are paid out ratably over a three-year period. The performance-based long-term cash incentive awards granted to Ms. Fedewa and Messrs. Freed, Barnett and Maertz in 2023 and Ms. Dembowski in 2024 were not earned as of December 31, 2024 and are therefore not reflected in this column. The cash incentive amounts awarded to the NEOs for 2024 are described in more detail in the section titled “Executive Compensation” under the headings “Short-Term Incentives” and “Long-Term Incentives.”
d)
The following table sets forth the amounts of other compensation, including perquisites and other personal benefits, paid to, or on behalf of, the NEOs included in the “All Other Compensation” column. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to us.

Name	Year	Disability Insurance Premium	Annual Physical	Club Dues	401(k) Match	Total
Mary B. Fedewa	2024	$8,335	$—	$12,000	$13,800	$34,135
	2023	8,335	2,500	12,000	13,200	36,035
	2022	8,335	5,000	12,000	12,200	37,535
Chad A. Freed	2024	3,639	—	12,000	13,800	29,439
	2023	3,639	—	12,000	13,200	28,839
	2022	3,639	—	12,000	12,200	27,839
Craig A. Barnett	2024	3,272	—	559	13,800	17,631
	2023	3,272	—	490	13,200	16,962
	2022	5,306	—	441	12,200	17,947
Tyler S. Maertz	2024	3,059	—	5,264	13,800	22,123
	2023	3,059	—	1,043	13,200	17,302
	2022	5,398	—	—	12,200	17,598
Ashley A. Dembowski	2024	—	—	—	13,800	13,800
	2023	—	—	—	13,200	13,200
	2022	—	—	—	12,200	12,200

e)
The following table sets forth the amounts of other compensation, including perquisites and other personal benefits, paid to, or on behalf of, the NEOs included in the “All Other Compensation” column. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to us.

Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity plan-based awards made during 2023 and 2024 to the NEOs.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold	Target	Maximum
Mary B. Fedewa	$5,167,500	$14,906,250	$43,526,250
Chad A. Freed	1,060,050	3,018,900	8,734,200
Craig A. Barnett	933,750	2,651,251	7,653,752
Tyler S. Maertz	871,375	2,474,251	7,143,003
Ashley A. Dembowski	762,917	1,827,500	4,890,000

a)
The amounts reported in these columns represent the range of possible and future payouts under cash incentive awards that were granted to Ms. Fedewa and Messrs. Freed, Barnett, and Maertz in 2023 and in 2024 to Ms. Dembowski under the Company’s short-term annual cash incentive program and its long-term cash incentive plan. The cash awards are described in more detail in the section titled “2023 Executive Compensation” under the headings “Short-Term Incentives” and “Long-Term Incentives.” The actual cash amounts paid in February 2025 to the NEOs for performance under the 2024 annual cash bonus program and in connection with the vesting of time-based cash awards granted in 2023 are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

The table below shows the breakdown between the possible payouts under the short-term annual incentive program (consisting of the annual cash bonus amounts) and the estimated future payouts under the long-term cash incentive plan and, in the case of Ms. Dembowski, the vesting of time-based cash awards granted in 2023. Under the long-term cash incentive plan, awards are granted once every three years. The awards granted to Ms. Fedewa and Messrs. Freed, Barnett and Maertz in 2023 and Ms. Dembowski in 2024 vest as of the end of a three-year performance period ending December 31, 2025 and amounts earned, if any, will be paid at one time in 2026 following certification of achievement of the stated performance metrics.

	Short-Term Incentives
Name	Threshold	Target	Maximum
Mary B. Fedewa	$596,250	$1,192,500	$2,385,000
Chad A. Freed	161,250	322,500	645,000
Craig A. Barnett	150,000	300,000	600,000
Tyler S. Maertz	139,875	279,750	559,500
Ashley A. Dembowski	131,250	262,500	525,000

	Long-Term Incentives
Name	Threshold	Target	Maximum
Mary B. Fedewa	4,571,250	13,713,750	41,141,250
Chad A. Freed	898,800	2,696,400	8,089,200
Craig A. Barnett	783,750	2,351,251	7,053,752
Tyler S. Maertz	731,500	2,194,501	6,583,503
Ashley A. Dembowski	631,667	1,565,000	4,365,000

Pension Benefits and Nonqualified Deferred Compensation

There were no deferred compensation or defined benefit plans in place for 2024.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

During 2024, Mses. Fedewa and Dembowski and Messrs. Freed, Barnett and Maertz were party to employment agreements (each, an “Employment Agreement,” and collectively, the “Employment Agreements”) with STORE Capital Advisors, LLC, an Arizona limited liability company and wholly owned subsidiary of STORE (“STORE Capital Advisors”), and STORE, as the guarantor of the obligations of STORE Capital Advisors thereunder. The Employment Agreements have terms that run through February 2, 2026 and are subject to automatic one-year renewal terms unless either party gives the other not less than ninety (90) days’ advance notice of nonrenewal. The Employment Agreements include provisions that required STORE or its successors to pay or provide certain compensation and benefits to the NEOs in the event of certain terminations of employment.

Types of Compensation Payable upon Termination of Employment

The table below reflects the types of compensation payable pursuant to the Employment Agreements to Mses. Fedewa and Dembowski and Messrs. Freed, Barnett and Maertz in the event of a termination of the NEO’s employment under the various circumstances described below (in addition to any base salary, incentive bonus and other benefits that have been earned and accrued prior to the date of termination and reimbursement of expenses incurred prior to the date of termination):

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

Without “Cause”(b) or for “Good Reason”(c)(d)

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
d)
For each NEO, the sum amount of the Cash Severance and the Pro-Rated LTIP Payments payable to such NEO are to be paid in a single, lump sum cash payment within 62 days following the effective date of such NEO’s termination of employment.

Potential Payments upon Termination

The following table shows the estimated payments that are payable to each NEO under the Employment Agreements if a termination “without cause” or resignation for “good reason,” had occurred on December 31, 2024.

Name	Benefit	Death or Disability	Termination without Cause or Resignation for Good Reason (a)
Mary B. Fedewa	Cash Severance	$1,192,500	$2,415,000
	Long-term Incentive Plan	4,571,250	4,571,250
	Health Benefits	16,562	11,042
	Total	5,780,312	6,997,292
Chad A. Freed	Cash Severance	322,500	769,500
	Long-term Incentive Plan	898,800	898,800
	Health Benefits	21,292	14,195
	Total	1,242,592	1,682,495
Craig A. Barnett	Cash Severance	300,000	710,000
	Long-term Incentive Plan	783,750	783,750
	Health Benefits	21,419	14,279
	Total	1,105,169	1,508,029
Tyler S. Maertz	Cash Severance	279,750	661,750
	Long-term Incentive Plan	731,500	731,500
	Health Benefits	21,293	14,195
	Total	1,032,543	1,407,445
Ashley A. Dembowski	Cash Severance	262,500	626,500
	Long-term Incentive Plan	466,667	521,667
	Health Benefits	20,004	13,336
	Total	749,171	1,161,503

a)
If a NEO was terminated for “cause” or resigned without “good reason” on December 31, 2024, the NEO would have been entitled to receive only his or her base salary, cash bonus and any other compensation-related payments that had been earned but not yet paid, and unreimbursed expenses that were owed as of the date of the termination, in each case that were related to any period of employment preceding the NEO’s termination date. The NEO would not have been entitled to any additional payments.

OTHER COMPENSATION MATTERS

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Ms. Fedewa, STORE Capital LLC’s Chief Executive Officer for 2024. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2024, the median of the annual total compensation (inclusive of base salary, bonus and other items, as discussed below) of all employees of the company (other than our Chief Executive Officer) was $134,523. The total annualized compensation of Ms. Fedewa, as reported above in the Summary Compensation Table, was $2,471,534.

Based on this information, for 2024, the ratio of the annual total compensation of Ms. Fedewa, the Chief Executive Officer for fiscal 2024, to the median of the annual total compensation of all employees was 18.4 to 1. To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, we took the following steps:

•
We determined that, as of December 31, 2024, our employee population consisted of 126 individuals, all of whom were full-time employees located in the United States. We selected December 31, 2024 as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.
•
To identify the “median employee” from our employee population, we compared the amount of total compensation of our employees as reflected in our payroll records and reported to the Internal Revenue Service on Form W-2 for 2024. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our Chief Executive Officer, we did not make any cost-of-living adjustments in identifying the “median employee.”
•
Once we identified our median employee, we combined all the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $134,523. The difference between such employee’s base salary and the employee’s annual total compensation represents the employee’s annual bonus and company matching contributions on behalf of the employee to our 401(k) employee savings plan. Since we do not maintain a defined benefit or other actuarial plan for our employees, and do not otherwise provide a plan for payments or other benefits at, following or in connection with retirement, the “median employee’s” annual total compensation did not include amounts attributable to those types of arrangements.

Supplemental Pay Ratio

Under the long-term incentive plan for our NEOs, these cash-based awards vest at the end of the three-year performance period ending December 31, 2025 and are paid following certification of achievement of the stated performance metrics. Since no portion of these awards were earned in 2024, Ms. Fedewa’s total annualized compensation for 2024 for purposes of the pay ratio disclosed above does not include any amounts related to the long-term incentive plan. For 2025, assuming achievement of the performance metrics for the long-term incentive plan, all three years of that award will be paid at once, resulting in a material increase in the pay ratio for that year.

We understand that the CEO pay ratio is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee. As such, we are providing a supplemental ratio that compares the CEO’s regular annual pay, including an estimate of the annualized portion of the long-term incentive plan assuming achievement of the performance metrics at the target level, to the pay of the median-paid employee as we believe that this supplemental ratio reflects a more representative comparison. The resulting supplemental CEO pay ratio is 52.4 to 1.

2024 Director Compensation

Subsequent to the Merger, in accordance with the Operating Agreement of STORE Capital LLC, except for compensation paid by the Company to any independent director as approved by the Board, no Board Member shall be entitled to receive any compensation from the Company for services rendered as a Director. During 2024, there were no independent directors serving on the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information within our knowledge with respect to the beneficial ownership of our units of common equity as of March 3, 2025, for each person or group of affiliated persons whom we know to beneficially own more than 5% of our common equity. As of March 3, 2025, our directors and executive officers do not hold beneficial ownership of our common equity. The table is based on 1,000 units of our common equity outstanding.

Name of Greater than Five Percent Beneficial Owners	Common Equity Units Beneficially Owned Number	Percentage of Common Equity Owned
Ivory Parent, LLC 8377 E Hartford Drive Ste 100 Scottsdale, AZ 85255	510	51%
Ivory SuNNNs LLC 280 Park Avenue, 9th Floor New York, New York 10017	490	49%

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the terms of the Merger Agreement, in connection with the completion of the Merger, our equity incentive plan was terminated effective February 3, 2023. As such, no securities were issued under our equity incentive plan during 2023 and no equity compensation plan exists as of December 31, 2024.

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

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, the Company’s majority member, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the year ended December 31, 2024, the Company collected $0.8 million of fee income which is recorded in other income on the consolidated statements of operations. No such amounts were recorded for the period from January 1, 2023 through February 2, 2023 or the period from February 3, 2023 through December 31, 2023.

The Company has Administrative Management Services Agreements (“Service Agreements”) with certain affiliated entities including Ivory Parent, LLC, Waterparks LLC and Ivory Parent Waterparks, LLC. Under these Service Agreements, the Company agrees to render certain services, including but not limited to, maintenance of the books and records in exchange for a fee equal to the costs incurred to provide the services plus eight percent. Fees earned during the year ended December 31, 2024 were $112,000 and are recorded on the consolidated statements of operations as other income. As of December 31, 2024, $128,000 remained payable to STORE and is recorded as a receivable included in other assets on the consolidated balance sheet.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid by us to Ernst & Young LLP (“EY”) for professional services rendered:

	Year Ended December 31,
	2024	2023
Audit fees (a)	$947,000	$1,584,000
Audit-related fees (b)	150,000	140,000
Tax fees (c)	426,820	800,624
Total	$1,523,820	$2,524,624

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

In 2024 our Board of Directors determined that the provision of services to us described in the foregoing table were compatible with maintaining the independence of EY. All (100%) of the services described in the foregoing table with respect to us and our subsidiaries were approved by our Board of Directors in conformity with our pre-approval policy (as described below).

The Board of Directors selects STORE’s independent registered public accounting firm and separately pre-approves all audit services it will provide to STORE. Our Board of Directors also reviewed and separately pre-approved all audit-related, tax and other services rendered by our independent registered public accounting firm in accordance with our Board of Directors policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, our Board of Directors considered, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the year ended December 31, 2024, the period from January 1, 2023 through February 2, 2023, the period from February 3, 2023 through December 31, 2023 and the year ended December 31, 2022

Consolidated Statements of Comprehensive Income for the year ended December 31, 2024, the period from January 1, 2023 through February 2, 2023, the period from February 3, 2023 through December 31, 2023 and the year ended December 31, 2022

Consolidated Statements of Stockholders’ Equity for the period from January 1, 2023 through February 2, 2023 and the year ended December 31, 2022

Consolidated Statements of Members’ Equity for the year ended December 31, 2024 and for the period from February 3, 2023 through December 31, 2023

Consolidated Statements of Cash Flows for the year ended December 31, 2024, the period from January 1, 2023 through February 2, 2023, the period from February 3, 2023 through December 31, 2023 and the year ended December 31, 2022

Notes to Consolidated Financial Statements

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

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC, and STORE Capital Corporation.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
3.1	Fourth Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of February 24, 2025.	Filed herewith.
3.2	Certificate of Formation of STORE Capital LLC, dated August 30, 2022, as amended effective February 3, 2023.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
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

Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2024.
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

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2024.
4.9		Indenture, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.10		Supplemental Indenture No. 1, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.11		Supplemental Indenture No. 2, dated as of February 28, 2019, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.
4.12		Supplemental Indenture No. 3 dated as of November 18, 2020, by and between STORE Capital Corporation and Wilmington Trust Company (including form of Note).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2020.
4.13		Supplemental Indenture No. 4 dated as of November 17, 2021, by and between STORE Capital Corporation and Wilmington Trust Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2021.
4.14		Supplemental Indenture No. 5, dated as of February 3, 2023, by and between Ivory REIT, LLC, STORE Capital Corporation and Wilmington Trust Company, as Trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.1	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC (formerly known as Ivory REIT, LLC), STORE Capital Advisors, LLC, and Mary B. Fedewa.	Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

10.2	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Chad A. Freed.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.
10.3	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Tyler S. Maertz.	Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.
10.4	*	Employment Agreement, effective as of February 3, 2023, by and among STORE Capital LLC, STORE Capital Advisors, LLC, and Craig A. Barnett.	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.
10.5	*	Employment Agreement, effective as of December 10, 2024, by and between STORE Capital LLC and Ashley A. Dembowski.	Filed herewith.
10.6

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2024.
10.7

Credit Agreement, dated as of February 3, 2023, by and among Ivory REIT, LLC (renamed STORE Capital LLC following the Merger Effective Time), KeyBank National Association, as Administrative Agent, and the other lenders and parties identified therein.

Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
10.8		Incremental Amendment No. 1, dated as of March 8, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2023.
10.9		Incremental Amendment No. 2, dated as of October 4, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
10.10		Incremental Amendment No. 3, dated as of December 14, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
10.11		First Amendment and Consent, dated as of December 14, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
10.12		Incremental Amendment No. 4, dated as of December 21, 2023, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
10.13		Incremental Amendment No. 5, dated as of January 9, 2024, by and among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders identified therein.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
10.14	*	Amendment to Employment Agreement dated January 2, 2024, by and between STORE Capital LLC and Craig Barnett.	Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
21		List of Subsidiaries.	Filed herewith.
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.	Filed herewith.
101

The following financial statements from STORE Capital LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, are formatted in Inline Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

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

STORE CAPITAL LLC

Date: March 5, 2025	By:	/s/ Mary B. Fedewa
Mary B. Fedewa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 2025 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mary B. Fedewa	President, Chief Executive Officer and Director	March 5, 2025
Mary B. Fedewa	(Principal Executive Officer)

/s/Ashley A. Dembowski	Executive Vice President – Chief Financial Officer	March 5, 2025
Ashley A. Dembowski	(Principal Financial Officer and Principal Accounting Officer)

/s/Cai Wenzheng	Co-Chairman of the Board of Directors	March 5, 2025
Cai Wenzheng

/s/Marc Zahr	Co-Chairman of the Board of Directors	March 5, 2025
Marc Zahr

/s/Grace Bucchianeri	Director	March 5, 2025
Grace Bucchianeri

/s/Colleen Collins	Director	March 5, 2025
Colleen Collins

/s/Jesse Hom	Director	March 5, 2025
Jesse Hom

/s/Daniel Santiago	Director	March 5, 2025
Daniel Santiago

/s/Jared Sheiker	Director	March 5, 2025
Jared Sheiker

STORE Capital LLC

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2024 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Alabama	44	$—	$44,402	$109,022	$2,711	$4,963	$47,113	$113,985	$161,098	$(12,260)	1935-2024	2023 - 2024
Alabama	17	(f)	15,006	31,416	—	49	15,006	31,465	46,471	(3,281)	1964-2007	2023

Alaska	9	—	9,996	25,117	—	—	9,996	25,117	35,113	(2,038)	1953-2005	2023
Alaska	1	(f)	738	1,105	330	2,766	1,068	3,871	4,939	(199)	2005	2023

Arizona	70	—	90,120	226,975	3,994	9,810	94,114	236,785	330,899	(18,927)	1946-2021	2023 - 2024
Arizona	41	(f)	75,084	185,880	—	54	75,084	185,934	261,018	(16,878)	1976-2023	2023

Arkansas	29	—	35,514	63,130	—	—	35,514	63,130	98,644	(7,669)	1960-2011	2023
Arkansas	20	(f)	15,318	35,552	—	—	15,318	35,552	50,870	(3,929)	1920-2012	2023

California	30	—	127,243	275,771	759	6,862	128,002	282,633	410,635	(28,244)	1930-2022	2023
California	44	(f)	77,378	99,756	3,824	14,696	81,202	114,452	195,654	(10,811)	1940-2024	2023

Colorado	29	—	61,725	208,470	1,413	9,489	63,138	217,959	281,097	(22,629)	1967-2016	2023 - 2024
Colorado	14	(f)	17,201	38,647	1,255	4,213	18,456	42,860	61,316	(3,685)	1965-2023	2023

Connecticut	20	—	16,465	51,393	—	—	16,465	51,393	67,858	(5,431)	1850-2022	2023
Connecticut	7	(f)	5,755	16,367	—	—	5,755	16,367	22,122	(1,872)	1860-1998	2023

Delaware	1	—	4,179	5,059	—	—	4,179	5,059	9,238	(827)	1973	2023

District of Columbia	1	—	1,514	315	—	—	1,514	315	1,829	(79)	1930	2023

Florida	90	—	151,037	248,481	2,478	4,272	153,515	252,753	406,268	(24,820)	1950-2024	2023 - 2024
Florida	55	(f)	59,109	153,048	—	71	59,109	153,119	212,228	(15,406)	1950-2014	2023 - 2024

Georgia - Fitzgerald	1	—	7,564	36,442	—	—	7,564	36,442	44,006	(3,465)	1980	2023

Georgia - Augusta	7	—	15,817	24,507	288	3,030	16,105	27,537	43,642	(2,671)	1973-2015	2023

Georgia - Buford	2	—	6,552	31,156	—	—	6,552	31,156	37,708	(3,486)	1993-1998	2023
Georgia - Buford	1	(f)	1,132	2,386	—	—	1,132	2,386	3,518	(252)	2004	2023

Georgia - Other	64	—	77,546	185,604	4	6,130	77,550	191,734	269,284	(17,612)	1939-2024	2023 - 2024
Georgia - Other	104	(f)	108,784	253,590	—	—	108,784	253,590	362,374	(28,927)	1947-2021	2023

Idaho	13	—	14,584	17,443	—	432	14,584	17,875	32,459	(2,253)	1967-2008	2023
Idaho	9	(f)	24,758	75,335	—	—	24,758	75,335	100,093	(6,328)	1946-2021	2023

Illinois - Chicago	6	—	19,149	20,293	—	—	19,149	20,293	39,442	(2,178)	1920-2015	2023
Illinois - Chicago	7	(f)	12,453	29,707	1,509	6,578	13,962	36,285	50,247	(2,888)	1886-2024	2023

Illinois - Albion	5	—	11,358	38,145	—	—	11,358	38,145	49,503	(4,451)	1950-1998	2023

Illinois - Other	140	—	104,074	292,980	1,602	2,059	105,676	295,039	400,715	(30,863)	1870-2019	2023 - 2024
Illinois - Other	41	(f)	65,987	145,047	379	5,947	66,366	150,994	217,360	(16,470)	1880-2015	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2024 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Indiana	64	—	85,285	188,597	515	1,159	85,800	189,756	275,556	(18,923)	1927-2022	2023 - 2024
Indiana	30	(f)	30,896	69,926	—	—	30,896	69,926	100,822	(7,815)	1963-2013	2023

Iowa	19	—	26,537	56,263	719	5,128	27,256	61,391	88,647	(6,082)	1915-2009	2023 - 2024
Iowa	17	(f)	12,688	40,077	—	—	12,688	40,077	52,765	(4,595)	1960-2013	2023

Kansas	20	—	10,893	49,871	—	—	10,893	49,871	60,764	(5,274)	1969-2019	2023
Kansas	5	(f)	4,869	12,379	—	—	4,869	12,379	17,248	(965)	1976-2018	2023 - 2024

Kentucky	35	—	38,560	107,915	—	—	38,560	107,915	146,475	(10,850)	1907-2020	2023
Kentucky	35	(f)	23,598	58,023	—	—	23,598	58,023	81,621	(6,214)	1972-2023	2023 - 2024

Louisiana	8	—	5,654	17,712	—	—	5,654	17,712	23,366	(1,751)	1968-2014	2023
Louisiana	29	(f)	31,858	48,410	—	6,903	31,858	55,313	87,171	(6,162)	1981-2020	2023

Maine	17	—	20,448	59,130	—	—	20,448	59,130	79,578	(7,778)	1798-2011	2023
Maine	4	(f)	1,234	2,096	—	—	1,234	2,096	3,330	(345)	1979-1993	2023

Maryland	7	—	9,613	11,901	—	—	9,613	11,901	21,514	(1,336)	1963-2007	2023
Maryland	5	(f)	7,657	18,403	—	—	7,657	18,403	26,060	(2,088)	1950-2007	2023

Massachusetts	29	—	61,035	139,541	—	744	61,035	140,285	201,320	(14,610)	1870-2009	2023
Massachusetts	10	(f)	24,254	30,809	1,245	24,956	25,499	55,765	81,264	(3,383)	1850-2001	2023 - 2024

Michigan	96	—	115,620	320,859	—	6,768	115,620	327,627	443,247	(37,270)	1862-2022	2023 - 2024
Michigan	26	(f)	22,592	69,344	2,812	5,965	25,404	75,309	100,713	(9,950)	1876-2024	2023

Minnesota	50	—	86,588	192,688	654	2,000	87,242	194,688	281,930	(20,825)	1905-2023	2023 - 2024
Minnesota	40	(f)	46,439	110,946	77	3,397	46,516	114,343	160,859	(12,997)	1951-2021	2023 - 2024
Minnesota	1	11,204	7,058	17,075	—	—	7,058	17,075	24,133	(1,947)	2015	2023

Mississippi	27	—	24,453	69,339	—	—	24,453	69,339	93,792	(8,638)	1932-2010	2023
Mississippi	15	(f)	18,460	53,286	—	1,400	18,460	54,686	73,146	(6,050)	1965-2009	2023
Mississippi	6	39,313	17,132	67,651	—	—	17,132	67,651	84,783	(8,030)	1989-2001	2023

Missouri	59	—	45,411	148,212	—	—	45,411	148,212	193,623	(15,777)	1928-2019	2023
Missouri	25	(f)	29,671	57,387	—	—	29,671	57,387	87,058	(5,821)	1971-2022	2023

Montana	2	—	6,344	16,881	—	—	6,344	16,881	23,225	(1,390)	2009	2023 - 2024
Montana	3	(f)	5,318	11,882	—	—	5,318	11,882	17,200	(1,742)	1920-2020	2023

Nebraska	10	—	11,350	15,072	—	—	11,350	15,072	26,422	(1,380)	1961-2022	2023
Nebraska	14	(f)	7,402	25,817	931	996	8,333	26,813	35,146	(2,534)	1910-2015	2023

Nevada	8	—	14,103	19,370	—	677	14,103	20,047	34,150	(1,661)	1980-2021	2023
Nevada	5	(f)	9,063	20,653	—	1,417	9,063	22,070	31,133	(2,322)	1960-2009	2023
Nevada	1	5,749	3,347	9,570	(1)	(94)	3,346	9,476	12,822	(1,245)	1995	2023

New Hampshire	8	—	9,196	25,556	—	—	9,196	25,556	34,752	(3,141)	1960-2001	2023
New Hampshire	2	(f)	1,278	8,118	—	—	1,278	8,118	9,396	(644)	1975-2003	2023

New Jersey	3	—	3,268	4,317	—	—	3,268	4,317	7,585	(516)	1970-2008	2023
New Jersey	9	(f)	11,325	42,360	—	—	11,325	42,360	53,685	(5,034)	1930-2015	2023

New Mexico	8	—	12,931	37,917	—	610	12,931	38,527	51,458	(3,030)	1946-2010	2023 - 2024
New Mexico	3	(f)	3,751	3,790	—	—	3,751	3,790	7,541	(454)	1955-2019	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2024 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
New York	19	—	30,313	130,925	—	—	30,313	130,925	161,238	(10,017)	1892-2016	2023 - 2024
New York	16	(f)	15,405	37,570	—	—	15,405	37,570	52,975	(5,074)	1950-2014	2023

North Carolina	85	—	67,303	149,004	745	4,239	68,048	153,243	221,291	(15,289)	1942-2022	2023 - 2024
North Carolina	61	(f)	43,360	95,094	—	—	43,360	95,094	138,454	(10,136)	1950-2018	2023

North Dakota	1	—	5,176	32,387	—	—	5,176	32,387	37,563	(2,444)	1993	2023
North Dakota	3	(f)	2,823	13,596	—	—	2,823	13,596	16,419	(1,272)	1984-2013	2023
North Dakota	1	13,292	6,711	23,927	—	—	6,711	23,927	30,638	(3,084)	1995	2023

Ohio	85	—	95,871	302,834	57	1,671	95,928	304,505	400,433	(33,039)	1856-2019	2023 - 2024
Ohio	68	(f)	65,893	196,161	—	—	65,893	196,161	262,054	(26,090)	1915-2020	2023

Oklahoma	28	—	27,763	54,187	—	—	27,763	54,187	81,950	(6,265)	1965-2020	2023 - 2024
Oklahoma	36	(f)	47,421	78,372	—	—	47,421	78,372	125,793	(9,208)	1946-2011	2023 - 2024

Oregon	6	—	5,252	14,460	—	—	5,252	14,460	19,712	(1,586)	1924-2010	2023
Oregon	5	(f)	11,252	17,466	—	—	11,252	17,466	28,718	(2,740)	1965-1985	2023

Pennsylvania	65	—	82,256	264,980	—	2,220	82,256	267,200	349,456	(26,813)	1885-2018	2023 - 2024
Pennsylvania	43	(f)	41,168	95,778	—	—	41,168	95,778	136,946	(10,900)	1865-2020	2023 - 2024

Rhode Island	5	—	3,108	9,642	—	—	3,108	9,642	12,750	(946)	1962-1995	2023
Rhode Island	6	(f)	6,093	13,369	—	—	6,093	13,369	19,462	(1,465)	1968-1995	2023

South Carolina	44	—	42,807	141,049	2,284	6,441	45,091	147,490	192,581	(17,006)	1912-2024	2023 - 2024
South Carolina	32	(f)	25,006	56,242	—	—	25,006	56,242	81,248	(5,150)	1973-2019	2023

South Dakota	12	—	22,431	68,490	—	—	22,431	68,490	90,921	(6,186)	1948-2020	2023
South Dakota	6	(f)	8,447	30,069	—	—	8,447	30,069	38,516	(3,552)	1968-2014	2023

Tennessee	62	—	73,401	208,685	7,273	8,679	80,674	217,364	298,038	(20,548)	1920-2024	2023 - 2024
Tennessee	63	(f)	70,965	155,002	1,046	3,792	72,011	158,794	230,805	(18,408)	1889-2019	2023

Texas - Abilene	1	—	7,065	36,904	—	—	7,065	36,904	43,969	(2,360)	2009	2023
Texas - Abilene	1	(f)	792	2,793	—	—	792	2,793	3,585	(406)	1961	2023

Texas - Amarillo	4	—	5,425	17,573	320	5,175	5,745	22,748	28,493	(1,966)	1977-2016	2023
Texas - Amarillo	1	(f)	379	389	—	—	379	389	768	(37)	1954	2023

Texas - Arlington	2	—	2,031	5,975	—	—	2,031	5,975	8,006	(728)	1964-1997	2023
Texas - Arlington	4	(f)	3,816	13,367	—	—	3,816	13,367	17,183	(1,378)	1945-2010	2023

Texas - Austin	4	—	6,932	14,733	—	—	6,932	14,733	21,665	(1,197)	1991-2017	2023
Texas - Austin	1	(f)	2,461	5,388	—	—	2,461	5,388	7,849	(482)	2006	2023

Texas - Baytown	4	—	1,697	16,328	—	—	1,697	16,328	18,025	(529)	1982-2013	2023 - 2024

Texas - Corpus Christi	5	—	9,968	20,928	—	—	9,968	20,928	30,896	(2,659)	1964-2017	2023
Texas - Corpus Christi	2	(f)	1,835	2,685	—	—	1,835	2,685	4,520	(268)	1975-2016	2023

Texas - Cypress	2	—	2,168	5,110	248	11	2,416	5,121	7,537	(422)	2012-2017	2023
Texas - Cypress	1	(f)	4,335	8,688	—	—	4,335	8,688	13,023	(577)	2019	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2024 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Texas - Forney	2	—	4,372	8,885	—	—	4,372	8,885	13,257	(696)	2006-2017	2023
Texas - Forney	1	(f)	1,091	2,921	—	—	1,091	2,921	4,012	(266)	2004	2023

Texas - Fort Worth	5	—	9,619	22,361	—	—	9,619	22,361	31,980	(1,906)	1989-2014	2023
Texas - Fort Worth	4	(f)	9,090	23,394	—	—	9,090	23,394	32,484	(1,370)	1998-2021	2023 - 2024

Texas - Frisco	4	—	6,408	13,316	—	—	6,408	13,316	19,724	(1,108)	2003-2018	2023
Texas - Frisco	2	(f)	5,272	6,679	—	—	5,272	6,679	11,951	(632)	1996-2008	2023

Texas - Harlingen	4	—	4,078	11,812	—	—	4,078	11,812	15,890	(1,354)	1993-2014	2023
Texas - Harlingen	1	(f)	1,184	3,798	—	—	1,184	3,798	4,982	(248)	2018	2023

Texas - Highlands	1	—	7,093	22,938	—	—	7,093	22,938	30,031	(701)	1930	2024 - 2024

Texas - Houston	21	—	33,129	51,391	—	—	33,129	51,391	84,520	(5,218)	1965-2021	2023
Texas - Houston	7	(f)	20,964	34,006	—	—	20,964	34,006	54,970	(3,823)	1965-2016	2023

Texas - Humble	2	—	5,464	14,206	112	344	5,576	14,550	20,126	(1,030)	2009-2016	2023
Texas - Humble	3	(f)	2,170	4,937	—	—	2,170	4,937	7,107	(441)	1982-2012	2023

Texas - Katy	4	—	5,030	7,154	264	(51)	5,294	7,103	12,397	(932)	1984-2016	2023
Texas - Katy	1	(f)	1,844	4,121	—	—	1,844	4,121	5,965	(516)	2015	2023

Texas - League City	2	—	7,428	15,930	266	2,834	7,694	18,764	26,458	(1,279)	2011-2016	2023

Texas - Lubbock	6	—	9,011	22,231	—	—	9,011	22,231	31,242	(1,150)	1994-2017	2023 - 2024
Texas - Lubbock	4	(f)	10,065	19,371	—	—	10,065	19,371	29,436	(2,214)	1980-2007	2023

Texas - Lumberton	1	—	896	16,853	—	—	896	16,853	17,749	(435)	2013	2024 - 2024

Texas - McAllen	4	—	4,771	8,496	—	—	4,771	8,496	13,267	(935)	1976-2015	2023
Texas - McAllen	3	(f)	6,100	9,626	—	—	6,100	9,626	15,726	(981)	1955-2015	2023

Texas - Mesquite	3	—	4,540	13,908	—	—	4,540	13,908	18,448	(1,162)	1973-2008	2023

Texas - Pearland	2	—	1,532	9,324	—	—	1,532	9,324	10,856	(283)	2002-2013	2023 - 2024
Texas - Pearland	1	(f)	3,133	5,150	—	—	3,133	5,150	8,283	(408)	2011	2023

Texas - San Antonio	11	—	15,952	21,356	—	—	15,952	21,356	37,308	(2,580)	1967-2017	2023
Texas - San Antonio	5	(f)	10,934	16,290	—	—	10,934	16,290	27,224	(1,738)	1985-2017	2023

Texas - Yoakum	1	—	3,665	20,107	—	—	3,665	20,107	23,772	(1,621)	1971	2023

Texas - Other	153	—	164,683	325,210	3,145	2,274	167,828	327,484	495,312	(32,697)	1920-2024	2023 - 2024
Texas - Other	63	(f)	68,361	152,755	—	—	68,361	152,755	221,116	(16,042)	1950-2022	2023 - 2024

Utah	10	—	24,887	41,572	—	—	24,887	41,572	66,459	(4,685)	1972-2021	2023
Utah	4	(f)	4,751	11,404	—	—	4,751	11,404	16,155	(1,297)	1961-2013	2023

Vermont	5	—	1,754	3,015	—	—	1,754	3,015	4,769	(415)	1950-1997	2023
Vermont	2	(f)	565	1,024	—	—	565	1,024	1,589	(175)	1983-1998	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2024 (b) (c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d) (e)	Years Constructed	Years Acquired
Virginia	36	—	50,300	135,190	—	—	50,300	135,190	185,490	(13,822)	1921-2024	2023 - 2024
Virginia	15	(f)	12,755	36,650	—	—	12,755	36,650	49,405	(3,619)	1928-2008	2023

Washington	11	—	17,454	38,091	—	—	17,454	38,091	55,545	(5,566)	1910-2004	2023
Washington	11	(f)	29,172	34,104	108	3,607	29,280	37,711	66,991	(4,835)	1948-2009	2023

West Virginia	14	—	13,524	38,876	—	—	13,524	38,876	52,400	(2,900)	1946-2007	2023 - 2024
West Virginia	11	(f)	7,835	16,173	—	—	7,835	16,173	24,008	(2,114)	1970-2009	2023

Wisconsin - Colby	1	—	5,261	34,573	—	—	5,261	34,573	39,834	(4,478)	1976	2023

Wisconsin - Other	65	—	105,639	337,120	1,104	625	106,743	337,745	444,488	(34,345)	1911-2024	2023 - 2024
Wisconsin - Other	33	(f)	33,177	103,972	—	—	33,177	103,972	137,149	(12,459)	1917-2022	2023
Wisconsin - Other	3	30,817	18,497	53,410	—	—	18,497	53,410	71,907	(6,992)	1966-1992	2023

Wyoming	3	—	1,446	3,558	—	—	1,446	3,558	5,004	(266)	1975-2009	2023
Wyoming	4	(f)	7,199	16,642	—	(238)	7,199	16,404	23,603	(1,326)	1980-2022	2023
	3,010	$100,375	$3,795,945	$9,321,332	$44,470	$185,070	$3,840,415	$9,506,402	$13,346,817	$(984,685)

(a)
As of December 31, 2024, we had investments in 3,294 single-tenant real estate property locations including 3,269 owned properties and 25 ground lease interests; 190 of our owned properties and one ground lease interest are accounted for as financing arrangements and 93 are accounted for as sales-type leases and are excluded from the table above. Initial costs exclude intangible lease assets totaling $588.6 million.
(b)
The aggregate cost for federal income tax purposes is approximately $15.8 billion.

(c)
The following is a reconciliation of total real estate carrying value for the year ended December 31, 2024, for the period from February 3, 2023 through December 31, 2023, the period from January 1, 2023 through February 2, 2023 and for the year ended December 31, 2022:

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Balance, beginning of period	$13,178,994	$12,725,295	$11,198,897	$9,936,320
Additions
Acquisitions	584,366	386,842	39,920	1,333,088
Improvements	102,933	130,787	2,532	135,781
Other (i)	8,716	29,078	—	—
Deductions
Provision for impairment of real estate	(21,862)	(17,853)	—	(16,050)
Other (ii)	(176,008)	—	(3,859)	(8,750)
Cost of real estate sold	(330,322)	(75,155)	(760)	(181,492)
Balance, end of period	$13,346,817	$13,178,994	$11,236,730	$11,198,897

(i) For the year ended December 31, 2024 and the period from February 3, 2023 through December 31, 2023, represents owned properties previously recorded as financing leases or financing arrangements that were transferred to an operating lease during the period due to a modification or, in the case of a financing arrangement, a purchase option expiration.

(ii) During the year ended December 31, 2024, includes $171.3 million of gross land and building reclassified to loans and financing receivables as a result of certain acquisitions which modified existing operating leases in a manner which required them to be accounted for as finance leases in accordance with ASC Topic 842.

(d)
The following is a reconciliation of accumulated depreciation for the year ended December 31, 2024, for the period from February 3, 2023 through December 31, 2023, for the period from January 1, 2023 through February 2, 2023 and for the year ended December 31, 2022:

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Balance, beginning of period	$(479,243)	$—	$(1,410,829)	$(1,134,007)
Additions
Depreciation expense	(533,299)	(482,246)	(27,482)	(304,588)
Deductions
Accumulated depreciation associated with real estate sold	15,779	3,003	173	19,016
Other	12,078	—	—	8,750
Balance, end of period	$(984,685)	$(479,243)	$(1,438,138)	$(1,410,829)

(e)
The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 20 to 40 years for buildings and improvements and is 10 to 15 years for land improvements.
(f)
Property is collateral for non-recourse debt obligations totaling $2.9 billion issued and outstanding under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital LLC

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2024

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages (c)	mortgages (c)
First mortgage loans:
Two movie theater properties located in North Carolina (a)	8.35%	(b)	Interest only	Balloon of $9.7 million	None	$9,723	$9,705
One restaurant property located in Montana (a)	9.57%	11/1/2036	Principal & Interest	Balloon of $2.1 million	None	2,351	2,352
Two restaurant properties located in Alabama (a)	7.50%	2/28/2055	Principal & Interest	Fully amortizing	None	3,505	3,570
Four restaurant properties located in Indiana	7.50%	12/31/2055	Principal & Interest	Fully amortizing	None	3,079	3,073
Three restaurant properties located in Ohio	8.79%	12/31/2055	Principal & Interest	Fully amortizing	None	2,957	2,973
One athletic club in Chicago, IL (a)	7.60%	1/31/2056	Principal & Interest	Fully amortizing	None	14,840	15,174
Leasehold interest in an amusement park property located in Ontario, Canada (a)	11.00%	8/1/2066	Principal & Interest	Fully amortizing	None	24,710	24,433
Six manufacturing properties in Illinois, Michigan, Oklahoma, and Texas	7.73%	10/1/2043	Principal & Interest	Balloon of $22.2 million	None	32,314	31,998
One manufacturing property in New Jersey	10.56%	11/1/2048	Principal & Interest	Balloon of $27.5 million	None	29,940	29,691
Specialized Improvements within twelve properties in Iowa, Illinois, Indiana, Kansas, Missouri, Nebraska	9.00%	11/30/2044	Principal & Interest	Balloon of $5.1 million	None	10,686	10,608
One rehabilitation property located in California	8.75%	1/1/2040	Principal & Interest	Balloon of $39.1 million	None	41,244	41,375
Three manufacturing properties in Kansas, Washington, Canada	8.75%	12/31/2039	Principal & Interest	Balloon of $53.0 million	None	56,187	56,014
						$231,536	$230,966

The following shows changes in the carrying amounts of mortgage loans receivable during the year ended December 31, 2024, for the period from February 3, 2023 through December 31, 2023, for the period from January 1, 2023 through February 2, 2023 and for the year ended December 31, 2022 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023	Year Ended December 31, 2022
Balance, beginning of period	$124,783	$359,124	$342,420	$342,317
Additions:
New and additions to mortgage loans	109,518	92,699	7,703	68,912
Other: Capitalized loan origination costs	593	220	—	85
Deductions:
Collections of principal (d)	(753)	(26,489)	—	(69,279)
Sale of loans to related party	—	(299,142)	—	—
Other: Amortization of premiums on notes receivable	(22)	(619)	—	—
Other: (Provisions for) reduction in loan losses	(826)	(1,006)	—	503
Other: Amortization of loan origination costs	(5)	(4)	(5)	(118)
Other: Non-cash principal reduction	(2,322)	—	—	—
Balance, end of period	$230,966	$124,783	$350,118	$342,420

(a)
Loan was on nonaccrual status as of December 31, 2024.
(b)
Loan matured prior to December 31, 2024 and the Company has been in negotiations with the borrower regarding a resolution.
(c)
The aggregate cost for federal income tax purposes is $232.8 million.
(d)
For the year ended December 31, 2022, collections of principal include non-cash principal collections aggregating $8.9 million, related to loans receivable transactions in which the Company acquired the underlying mortgaged property.

See report of independent registered public accounting firm.