Form 10-Q
period 2025-06-30
STORE CAPITAL LLC
filed 2025-08-08
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 1,125 units of equity outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,872,531	$3,840,415
Buildings and improvements	9,656,090	9,506,402
Intangible lease assets	573,033	588,635
Total real estate investments	14,101,654	13,935,452
Less accumulated depreciation and amortization	(1,353,376)	(1,083,693)
	12,748,278	12,851,759
Real estate investments held for sale, net	28,709	—
Operating ground lease assets	56,845	57,245
Loans and financing receivables, net	2,168,354	1,941,032
Net investments	15,002,186	14,850,036
Cash and cash equivalents	38,635	162,188
Other assets, net	163,338	150,349
Total assets	$15,204,159	$15,162,573

Liabilities and equity
Liabilities:
Credit facility	$595,000	$375,000
Unsecured notes and term loans payable, net	3,341,708	2,977,100
Non-recourse debt obligations of consolidated special purpose entities, net	2,577,733	2,831,007
Intangible lease liabilities, net	118,541	125,095
Operating lease liabilities	54,187	54,501
Accrued expenses, deferred revenue and other liabilities	276,801	215,101
Total liabilities	6,963,970	6,577,804
Equity:
Members’ equity	8,175,559	8,571,554
Retained earnings (accumulated deficit)	64,018	(15,406)
Accumulated other comprehensive (loss) income	(8,163)	20,497
Total members’ equity	8,231,414	8,576,645
Noncontrolling interest	8,775	8,124
Total equity	8,240,189	8,584,769
Total liabilities and equity	$15,204,159	$15,162,573

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental revenues	$255,533	$247,140	$509,413	$495,437
Interest income on loans and financing receivables	42,323	25,670	89,886	48,783
Other income	3,975	6,595	6,416	10,454
Total revenues	301,831	279,405	605,715	554,674
Expenses:
Interest	92,503	91,656	183,228	178,766
Property costs	4,215	7,683	6,689	10,895
General and administrative	16,952	15,411	34,517	33,309
Depreciation and amortization	148,112	147,013	296,218	293,107
Provisions for impairment	7,125	9,636	14,491	17,453
Total expenses	268,907	271,399	535,143	533,530
Other income:
Net (loss) gain on dispositions of real estate	(4,910)	25,130	(657)	35,113
Income before income taxes	28,014	33,136	69,915	56,257
Income tax expense (benefit)	283	1,928	(10,490)	4,250
Net income	27,731	31,208	80,405	52,007
Less: Net income attributable to noncontrolling interest	314	239	981	462
Net income attributable to controlling interest	$27,417	$30,969	$79,424	$51,545

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$27,731	$31,208	$80,405	$52,007
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedges	(5,236)	13,156	(20,174)	54,628
Cash flow hedge gains reclassified to interest expense	(3,599)	(8,760)	(7,303)	(17,446)
Deferred loss on cash flow hedges	—	—	(1,183)	—
Total other comprehensive (loss) income	(8,835)	4,396	(28,660)	37,182
Total comprehensive income	18,896	35,604	51,745	89,189
Comprehensive income attributable to noncontrolling interest	314	239	981	462
Comprehensive income attributable to controlling interest	$18,582	$35,365	$50,764	$88,727

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Members’ Equity

(unaudited)

(In thousands, except unit data)

					Accumulated
					Other	Total	Non -
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Three Months Ended June 30, 2025
Balance at March 31, 2025	1,000	250	$8,415,925	$250	$672	$8,416,847	$8,479	$8,425,326
Members’ distributions	—	—	(204,000)	(15)	—	(204,015)	—	(204,015)
Net income	—	—	27,402	15	—	27,417	314	27,731
Contributions from noncontrolling interest	—	—	—	—	—	—	215	215
Other comprehensive loss	—	—	—	—	(8,835)	(8,835)	—	(8,835)
Distributions to noncontrolling interest	—	—	—	—	—	—	(233)	(233)
Balance at June 30, 2025	1,000	250	$8,239,327	$250	$(8,163)	$8,231,414	$8,775	$8,240,189

Six Months Ended June 30, 2025
Balance at December 31, 2024	1,000	125	$8,556,023	$125	$20,497	$8,576,645	$8,124	$8,584,769
Members’ distributions	—	—	(396,000)	(15)	—	(396,015)	—	(396,015)
Issuance of preferred shares, net of costs of $105	—	125	—	20	—	20	—	20
Net income	—	—	79,304	120	—	79,424	981	80,405
Contributions from noncontrolling interest	—	—	—	—	—	—	215	215
Other comprehensive loss	—	—	—	—	(28,660)	(28,660)	—	(28,660)
Distributions to noncontrolling interest	—	—	—	—	—	—	(545)	(545)
Balance at June 30, 2025	1,000	250	$8,239,327	$250	$(8,163)	$8,231,414	$8,775	$8,240,189

					Accumulated
					Other	Total	Non -
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Three Months Ended June 30, 2024
Balance at March 31, 2024	1,000	125	$8,582,421	$125	$31,970	$8,614,516	$8,126	$8,622,642
Members’ contributions	—	—	135,000	—	—	135,000	—	135,000
Members’ distributions	—	—	(183,000)	(7)	—	(183,007)	—	(183,007)
Net income	—	—	30,962	7	—	30,969	239	31,208
Other comprehensive income	—	—	—	—	4,396	4,396	—	4,396
Distributions to noncontrolling interest	—	—	—	—	—	—	(217)	(217)
Balance at June 30, 2024	1,000	125	$8,565,383	$125	$36,366	$8,601,874	$8,148	$8,610,022

Six Months Ended June 30, 2024
Balance at December 31, 2023	1,000	125	$8,591,845	$125	$(816)	$8,591,154	$8,044	$8,599,198
Members’ contributions	—	—	285,000	—	—	285,000	—	285,000
Members’ distributions	—	—	(363,000)	(7)	—	(363,007)	—	(363,007)
Net income	—	—	51,538	7	—	51,545	462	52,007
Other comprehensive income	—	—	—	—	37,182	37,182	—	37,182
Distributions to noncontrolling interest	—	—	—	—	—	—	(358)	(358)
Balance at June 30, 2024	1,000	125	$8,565,383	$125	$36,366	$8,601,874	$8,148	$8,610,022

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$80,405	$52,007
Adjustments to net income:
Depreciation and amortization	296,218	293,107
Amortization of debt discounts, deferred financing costs and other noncash interest expense	37,291	39,626
Provisions for impairment	14,491	17,453
Net loss (gain) on dispositions of real estate	657	(35,113)
Noncash revenue and other	(26,402)	(10,377)
Payments made in settlement of cash flow hedges	(1,183)	—
Changes in operating assets and liabilities:
Other assets	(1,394)	(454)
Accrued expenses, deferred revenue and other liabilities	(24,832)	(467)
Net cash provided by operating activities	375,251	355,782
Investing activities
Acquisition of and additions to real estate	(334,355)	(335,221)
Investment in loans and financing receivables	(247,119)	(270,104)
Collections of principal on loans and financing receivables	879	843
Proceeds from dispositions of real estate	198,781	206,867
Net cash used in investing activities	(381,814)	(397,615)
Financing activities
Borrowings under credit facility	310,000	—
Repayments under credit facility	(90,000)	—
Borrowings under unsecured notes and term loans payable	349,773	135,000
Borrowings under non-recourse debt obligations of consolidated special purpose entities	—	449,936
Repayments under non-recourse debt obligations of consolidated special purpose entities	(269,066)	(207,173)
Financing costs paid	(3,498)	(4,423)
Members’ contributions	—	285,000
Members’ distributions	(396,015)	(363,007)
Proceeds from issuance of preferred shares	125	—
Preferred shares issuance costs paid	(105)	—
Distributions to noncontrolling interest	(545)	(358)
Contributions from noncontrolling interest	215	—
Net cash (used in) provided by financing activities	(99,116)	294,975
Net change in cash, cash equivalents and restricted cash	(105,679)	253,142
Cash, cash equivalents and restricted cash, beginning of period	172,123	250,227
Cash, cash equivalents and restricted cash, end of period	$66,444	$503,369

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$38,635	$482,237
Restricted cash included in other assets	27,809	21,132
Total cash, cash equivalents and restricted cash	$66,444	$503,369

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate, loans and financing receivable investments	$27,009	$11,346
Tenant funded improvements to real estate investments	1,981	10,950
Acquisition cash holdback included in real estate investments	44,350	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$140,941	$137,949
Cash paid during the period for income and franchise taxes, net	2,414	5,010

See accompanying notes.

STORE Capital LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At June 30, 2025 and December 31, 2024, the special purpose entities held assets totaling $13.4 billion and $13.2 billion, respectively, and had third-party liabilities totaling $2.9 billion and $3.1 billion, respectively. At June 30, 2025 and December 31, 2024, the VIEs held assets totaling $284.7 million and $275.7 million, respectively, and had third-party liabilities totaling $1.4 million and $1.4 million, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Consolidated VIE

The Company holds a 95% ownership interest in and is the managing member of a joint venture entity formed in December 2023 that owns and leases real estate to lessees that are affiliates of the noncontrolling interest member. The Company has provided a $108.1 million loan to the joint venture. The Company classifies the joint venture as a VIE, as the equity holders do not have the obligation to absorb all future losses of the joint venture due to a provision that protects the equity holders from certain losses if an event of default occurs under the leases. The Company consolidates the joint venture as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the joint venture primarily consist of leased properties (net lease real estate accounted for as financing arrangements) and cash; its obligations primarily consist of debt service payments to the Company, which are eliminated in consolidation.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases, but in certain circumstances are classified as financing arrangements or finance leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases classified as operating leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. When a lease classified as a financing arrangement provides the same specific contractual escalations, lease payments accounted for as interest income are recognized using the effective interest method. Accordingly, straight-line operating lease receivables and interest income receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis or interest income recognized using the effective interest method, respectively, and scheduled rents or interest, represent unbilled rent receivables that the Company will receive only if the tenants make all rent or interest payments required through the expiration of the leases; these receivables are included in other assets, net on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease and interest income receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues and interest income. As of June 30, 2025 and December 31, 2024, the Company had $81.5 million and $63.1 million, respectively, of total straight-line operating lease and interest income receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

During the three and six months ended June 30, 2025, the Company recognized an aggregate provision for the impairment of real estate of $6.3 million and $12.7 million, respectively. For the assets impaired in 2025, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $37.1 million. The Company recognized an aggregate provision for the impairment of real estate of $7.4 million and $14.2 million during the three and six months ended June 30, 2024, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of June 30, 2025 and December 31, 2024, the Company had loans receivable with an aggregate outstanding principal balance of $55.4 million and $64.7 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. During the three and six months ended June 30, 2025, the Company recognized an estimated $0.8 million and $1.8 million, respectively, of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recognized an estimated $2.2 million and $3.3 million, respectively, of provisions for credit losses. During the three and six months ended June 30, 2025, the Company wrote off $2.6 million of loans receivable against previously established reserves for credit losses. For the three and six months ended June 30, 2024, the Company did not write off any credit losses associated with loans and financing receivables.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $27.8 million and $9.9 million of restricted cash at June 30, 2025 and December 31, 2024, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, respectively, the Company had 21 interest rate swap agreements in place. Eleven of the interest rate swap agreements have an aggregate notional value of $921.1 million, with ten maturing in May 2027 and one maturing in May 2029, and are designated cash flow hedges of the Company’s $921.1 million variable-rate bank unsecured term loan which matures in April 2027 (Note 4). Three interest rate swap agreements with an aggregate notional value of $375.0 million and maturing in February 2027 are designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in February 2027 (Note 4). Seven of the interest rate swap agreements with an aggregate notional value of $727.5 million, two with maturities in February 2027, and five with maturities in July 2028, are designated cash flow hedges of the Company’s $727.5 million floating-rate bank incremental unsecured term loan which matures in July 2026 (Note 4).

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

During the six months ended June 30, 2025, the Company’s status as a captive REIT in most states ceased, which significantly reduced the state income tax liabilities that were triggered by the Merger. As such, the Company expects its state effective income tax rate, with respect to most captive REIT jurisdictions, to be zero for the foreseeable future. After applying the projected future effective income tax rate of approximately zero to the Company’s temporary differences, the $11.7 million balance in its net deferred tax liability recorded at December 31, 2024 was reversed in full during the six months ended June 30, 2025, resulting in the recognition of a net tax benefit.

During the three and six months ended June 30, 2025 the Company recorded income tax expense of $0.3 million and a benefit of $10.5 million, respectively, and $1.9 million and $4.3 million of income tax expense during the three and six months ended June 30, 2024, respectively.

Certain state tax returns filed for 2020 and federal and state tax returns filed for 2021 through 2023 are subject to examination by the respective taxing authorities in these jurisdictions. As of June 30, 2025, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at June 30, 2025 or December 31, 2024.

Related Party Transactions

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, one of the Company’s members, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.4 million of fee income, respectively, which is recorded in other income on the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recognized $0.2 million and $0.4 million, respectively, of fee income.

In accordance with the terms of the service contract and related arrangements, during the three months ended June 30, 2025, the Company agreed to dispose of certain real estate assets held on behalf of PCSD Ivory Private Limited and recorded a related party liability equal to the fair value of the real estate assets of $29.3 million.

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

3. Investments

At June 30, 2025, STORE Capital had investments in 3,404 property locations representing 3,359 owned properties (of which 216 are accounted for as financing arrangements and 98 are accounted for as sales-type leases), 25 properties where all the related land is subject to an operating ground lease and 20 properties which secure mortgage loans. The gross investment portfolio totaled $16.2 billion at June 30, 2025 and consisted of the gross acquisition cost of the real estate investments totaling $14.0 billion including an offset by intangible lease liabilities totaling $139.7 million, loans and financing receivables with an aggregate carrying amount of $2.2 billion and operating ground lease assets totaling $56.8 million. As of June 30, 2025, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries that are pledged as collateral under the non‑recourse obligations of such special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the six months ended June 30, 2025, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2024	3,312	$15,792,467
Acquisition of and additions to real estate (a)(d)(f)(g)	100	405,335
Investment in loans and financing receivables (a)	38	245,612
Sales of real estate and financing receivables	(46)	(207,534)
Principal collections on loans and financing receivables	—	(879)
Net change in operating ground lease assets (b)		(400)
Provisions for impairment		(14,491)
Other		1,989
Gross investments, June 30, 2025 (c)(e)		16,222,099
Less accumulated depreciation and amortization (c)(e)		(1,338,454)
Net investments, June 30, 2025	3,404	$14,883,645

(a)
Excludes $22.2 million of total tenant improvement advances disbursed in 2025 which were accrued as of December 31, 2024.
(b)
Represents amortization recognized on operating ground lease assets during the six months ended June 30, 2025.
(c)
Includes the below-market lease liabilities ($139.7 million) and the accumulated amortization ($20.1 million) of the liabilities recorded on the condensed consolidated balance sheets as intangible lease liabilities as of June 30, 2025.
(d)
Includes $2.0 million of tenant funded improvements during 2025.
(e)
Includes the dollar amount of investments ($33.8 million) and the accumulated depreciation ($5.1 million) related to real estate investments held for sale at June 30, 2025.
(f)
Includes non-cash acquisition of $18.4 million of real estate improvements.
(g)
Includes $44.4 million of non-cash real estate acquired in connection with a holdback arrangement.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental revenues:
Operating leases (a)	$253,221	$245,090	$505,282	$491,309
Sublease income - operating ground leases (b)	783	703	1,563	1,406
Amortization of lease related intangibles and costs	1,529	1,347	2,568	2,722
Total rental revenues	$255,533	$247,140	$509,413	$495,437

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$4,896	$1,625	$9,509	$3,880
Sale-leaseback transactions accounted for as financing arrangements	24,983	18,822	55,554	35,713
Sales-type and financing receivables	12,444	5,223	24,823	9,190
Total interest income on loans and financing receivables	$42,323	$25,670	$89,886	$48,783

(a)
For the three months ended June 30, 2025 and 2024, includes $1.1 million and $1.1 million, respectively, of property tax tenant reimbursement revenue and includes $464,000 and $133,000, respectively, of variable lease revenue. For the six months ended June 30, 2025 and 2024, includes $2.2 million and $2.2 million, respectively, of property tax tenant reimbursement revenue and includes $798,000 and $536,000, respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 661 customers who operate their businesses across 143 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at June 30, 2025 are service at 60%, service-oriented retail at 13% and manufacturing at 27%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at June 30, 2025. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at June 30, 2025, with the largest customer representing 2.4% of the total investment portfolio. On an annualized basis, as of June 30, 2025, the largest customer represented approximately 2.3% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at June 30, 2025 was approximately 14.3 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At June 30, 2025, 26 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of June 30, 2025, are as follows (in thousands):

Remainder of 2025	$497,261
2026	1,001,109
2027	990,808
2028	978,179
2029	957,111
2030	935,181
Thereafter	8,090,090
Total future minimum rentals (a)	$13,449,739

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	June 30, 2025	December 31, 2024
In-place leases (a)	$538,532	$551,442
Above-market leases	35,926	37,193
Total intangible lease assets	574,458	588,635
Accumulated amortization (a)	(121,506)	(99,007)
Net intangible lease assets	$452,952	$489,628

(a)
Includes the dollar amount of in-place lease intangibles ($1.4 million) and the related accumulated amortization ($0.4 million) associated with the real estate investments held for sale at June 30, 2025.

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $13.9 million and $12.9 million during the three months ended June 30, 2025 and 2024, respectively, and $28.3 million and $26.3 million for the six months ended June 30, 2025 and 2024, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $0.7 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively.

Based on the balance of the intangible lease assets at June 30, 2025, the aggregate amortization expense is expected to be $23.4 million for the remainder of 2025, $45.6 million in 2026, $44.0 million in 2027, $41.8 million in 2028, $39.3 million in 2029, $36.4 million in 2030 and $192.1 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $1.5 million for the remainder of 2025, $2.7 million in 2026, $2.6 million in 2027, $2.5 million in 2028, $2.4 million in 2029,

$2.4 million in 2030 and $15.3 million thereafter. The weighted average remaining amortization period is approximately 11.3 years for the in‑place lease intangibles and approximately 13.1 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands):

	June 30, 2025	December 31, 2024
Below-market leases	$139,727	$141,262
Accumulated amortization	(20,116)	(16,167)
Net intangible lease liabilities (a)	$119,611	$125,095

(a)
Includes the dollar amount of below-market lease intangibles ($1.2 million) and the related accumulated amortization ($0.1 million) associated with the real estate investments held for sale at June 30, 2025.

Lease intangible liabilities are amortized as an increase to rental revenues. For the three months ended June 30, 2025 and 2024, amortization was $2.5 million and $2.2 million, respectively, and for the six months ended June 30, 2025 and 2024, was $4.9 million and $4.4 million, respectively. Based on the balance of the intangible liabilities at June 30, 2025, the amortization included in rental revenue is expected to be $4.1 million for the remainder of 2025, $8.2 million in 2026, $8.1 million in 2027, $7.9 million in 2028, $7.7 million in 2029, $7.0 million in 2030 and $75.5 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 22.4 years.

Operating Ground Lease Assets

As of June 30, 2025, STORE Capital had operating ground lease assets aggregating $56.8 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $997,000 and $921,000 during the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $783,000 and $703,000 during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.4 million during the six months ended June 30, 2025 and 2024, respectively.

The future minimum lease payments to be paid under the operating ground leases as of June 30, 2025 were as follows (in thousands):

		Ground Leases
	Ground Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2025	$29	$1,788	$1,817
2026	57	3,041	3,098
2027	57	3,041	3,098
2028	57	3,071	3,128
2029	58	3,158	3,216
2030	60	3,179	3,239
Thereafter	3,198	107,099	110,297
Total lease payments	3,516	124,377	127,893
Less imputed interest	(2,897)	(73,160)	(76,057)
Total operating lease liabilities - ground leases	$619	$51,217	$51,836

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $124.4 million commitment, $86.5 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under three leases where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

Loans and Financing Receivables

The Company’s loans and financing receivables are summarized below (dollars in thousands):

Type	Interest Rate (a)	Maturity Date	June 30, 2025	December 31, 2024
Fifteen mortgage loans receivable (b)	8.88%	2025 - 2066	$270,464	$231,536
Equipment and other loans receivable	9.91%	2025 - 2038	25,410	27,828
Total principal amount outstanding—loans receivable			295,874	259,364
Unamortized loan origination costs			770	686
Unamortized loan premium			630	642
Sale-leaseback transactions accounted for as financing arrangements (c)	8.58%	2034 - 2122	1,276,364	1,139,440
Sales-type financing receivables	8.91%	2044 - 2055	609,917	556,879
Allowance for credit and loan losses (d)			(15,201)	(15,979)
Total loans and financing receivables			$2,168,354	$1,941,032

(a)
Represents the weighted average interest rate as of the balance sheet date.
(b)
Three of these mortgage loans allows for a prepayment in whole, but not in part, with a penalty ranging from 20% to 70% depending on the timing of the prepayment.
(c)
In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2122 and the purchase options expire between 2026 and 2073.
(d)
Balance shown is net of $2.6 million of loans that were written-off against previously established reserves.

Loans Receivable

At June 30, 2025, the Company held 30 loans receivable with an aggregate carrying amount of $295.0 million. Fifteen of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 10 of the mortgage loans are subject to increases over the term of the loans. The mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 20 to 40-year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

The long-term mortgage loans receivable generally allow for prepayments without penalty or with penalties ranging from 1% to 15%, depending on the timing of the prepayment, except as noted in the table above. Equipment and other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2025	$886	$10,202	$11,088
2026	1,830	10,535	12,365
2027	2,526	—	2,526
2028	2,586	1,953	4,539
2029	2,622	1,500	4,122
2030	2,371	—	2,371
Thereafter	75,591	183,272	258,863
Total principal payments	$88,412	$207,462	$295,874

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of June 30, 2025 and December 31, 2024, the Company had $1.3 billion and $1.1 billion, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of June 30, 2025, were as follows (in thousands):

Remainder of 2025	$53,994
2026	109,855
2027	111,891
2028	113,966
2029	116,159
2030	118,414
Thereafter	3,547,197
Total future scheduled payments	$4,171,476

Sales-Type Financing Receivables

As of June 30, 2025 and December 31, 2024, the Company had $609.9 million and $556.9 million, respectively, of investments accounted for as sales-type leases; the components of these investments were as follows (in thousands):

	June 30, 2025	December 31, 2024
Minimum lease payments receivable	$1,737,907	$1,580,222
Estimated residual value of leased assets	9,329	9,229
Unearned income	(1,137,319)	(1,032,572)
Net investment	$609,917	$556,879

As of June 30, 2025, the future minimum lease payments to be received under the sales-type lease receivables are expected to be $24.4 million for the remainder of 2025, $50.0 million in 2026, $51.2 million in 2027, $52.4 million in 2028, $53.6 million in 2029, $54.9 million in 2030 and $1.5 billion thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each loan or financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of June 30, 2025, $234.7 million of loans and financing receivables were categorized as investment grade and $1.9 billion were categorized as non-investment grade. During the three and six months ended June 30, 2025 there were $0.8 million and $1.8 million, respectively of provisions for credit losses recognized, $2.6 million of write-offs charged against the allowance and no recoveries of amounts previously written off.

As of June 30, 2025, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $17.8 million in 2025, $71.7 million in 2024, $85.2 million in 2023, none in 2022, $8.2 million in 2021 and $51.8 million prior to 2021. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $232.2 million in 2025, $818.3 million in 2024, $528.7 million in 2023, $84.5 million in 2022, $62.0 million in 2021 and $221.8 million prior to 2021.

4. Debt

Credit Facility

The Company has a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which provides for a senior unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) and unsecured, variable-rate term loans which are discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. The Unsecured Revolving Credit Facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At June 30, 2025, the Company had $595.0 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) SOFR plus an adjustment of 0.10% plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. As of June 30, 2025, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. As of June 30, 2025, the Company has three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert a portion of the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.5950%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $10.8 billion at June 30, 2025. The facility is recourse to the Company and, as of June 30, 2025, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.2 billion as amended in December 2023.

At June 30, 2025 and December 31, 2024, unamortized financing costs related to the Company’s credit facility totaled $3.1 million and $4.1 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes and 2025 Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of June 30, 2025, the Company was in compliance with these covenants. The Public Notes and 2025 Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). At June 30, 2025, the Company had $82.0 million of Notes outstanding. Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company.

The NPAs contain a number of financial covenants that are similar to the covenants contained in the Company’s Unsecured Credit Agreement as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of June 30, 2025, the Company was in compliance with its covenants under the NPAs.

The Company’s Unsecured Credit Agreement, provides for the Company’s Unsecured Revolving Credit Facility, as discussed above, and two unsecured, variable-rate term loans. The loans consist of an unsecured, variable rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

As of June 30, 2025, total borrowings on the February 2023 Unsecured Term Loan were $921.1 million. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus a spread ranging from 1.10% to 1.70% based on the Company’s consolidated total leverage ratio as defined in the Unsecured Credit Agreement. At June 30, 2025, the spread applicable to the Company was 1.25%. As of June 30, 2025, the Company had 11 interest rate swap agreements, with an aggregate notional value of $921.1 million, which effectively convert the term loan borrowings to an all-in fixed rate of 4.3469% for the remaining term of the loan.

As of June 30, 2025, total borrowings under the December 2023 Unsecured Term Loan were $727.5 million. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on the Company’s consolidated total leverage ratio as defined in the Credit Agreement. At June 30, 2025, the spread applicable to the Company was 1.35%. As of June 30, 2025, the Company had seven interest rate swap agreements, with an aggregate notional value of $727.5 million, which effectively convert the term loan borrowings to an all-in fixed rate of 5.3699% for the remaining term of the loan.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of June 30, 2025, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

			Outstanding Balance
	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
Notes Payable:
Series C issued April 2016	Apr. 2026	4.73%	$82,000	$82,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Notes issued March 2025	Apr. 2030	5.40%	350,000	—
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,857,000	1,507,000
Term Loans:
Term Loan issued December 2023	Jul. 2026	5.3699% (a)	727,500	727,500
Term Loan issued February 2023	Apr. 2027	4.3469% (b)	921,100	921,100
Total term loans			1,648,600	1,648,600
Unamortized discount			(153,813)	(169,356)
Unamortized deferred financing costs			(10,079)	(9,144)
Total unsecured notes and term loans payable, net			$3,341,708	$2,977,100

(a)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread, which was 1.35% at June 30, 2025. The Company has entered into seven interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of June 30, 2025.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus an adjustment of 0.10% plus the applicable spread, which was 1.25% at June 30, 2025. The Company has entered into 11 interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of June 30, 2025.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $210.0 million at June 30, 2025.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of June 30, 2025, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $5.1 billion.

Certain of the consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $233.5 million at June 30, 2025.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

			Outstanding Balance
	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
Non-recourse net-lease mortgage notes:
$270,000 Series 2015-1, Class A-2 (e)		4.17%	$—	$256,951
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (a)	3.96%	164,251	166,666
$82,000 Series 2019-1, Class A-1	Nov. 2026 (a)	2.82%	77,155	77,360
$46,000 Series 2019-1, Class A-3	Nov. 2026 (a)	3.32%	44,716	44,831
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (a)	4.32%	112,500	114,098
$228,000 Series 2018-1, Class A-2	Oct. 2027 (b)	4.29%	207,938	209,079
$164,000 Series 2018-1, Class A-4	Oct. 2027 (b)	4.74%	154,707	155,527
$346,000 Series 2023-1, Class A-1	May 2028 (a)	6.19%	342,396	343,261
$182,000 Series 2023-1, Class A-2	May 2028 (a)	6.92%	180,104	180,559
$168,500 Series 2021-1, Class A-1	Jun. 2028 (a)	2.12%	165,130	165,551
$89,000 Series 2021-1, Class A-3	Jun. 2028 (a)	2.86%	87,220	87,442
$74,400 Series 2024-1, Class A-1	Apr. 2029 (a)	5.69%	73,966	74,152
$25,600 Series 2024-1, Class A-3	Apr. 2029 (a)	5.93%	25,451	25,515
$260,600 Series 2024-1, Class A-2	Apr. 2031 (a)	5.70%	259,080	259,731
$89,400 Series 2024-1, Class A-4	Apr. 2031 (a)	5.94%	88,878	89,102
$168,500 Series 2021-1, Class A-2	Jun. 2033 (b)	2.96%	165,130	165,551
$89,000 Series 2021-1, Class A-4	Jun. 2033 (b)	3.70%	87,220	87,442
$244,000 Series 2019-1, Class A-2	Nov. 2034 (b)	3.65%	229,584	230,194
$136,000 Series 2019-1, Class A-4	Nov. 2034 (b)	4.49%	132,203	132,543
Total non-recourse net-lease mortgage notes			2,597,629	2,865,555
Non-recourse mortgage notes:
$65,000 note issued June 2016	Jul. 2026 (c)	4.75%	54,599	55,313
$41,690 note issued March 2019	Mar. 2029 (d)	4.80%	38,951	39,313
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (c)	4.64%	5,684	5,749
Total non-recourse mortgage notes			99,234	100,375
Unamortized discount			(114,877)	(130,111)
Unamortized deferred financing costs			(4,253)	(4,812)
Total non-recourse debt obligations of consolidated special purpose entities, net			$2,577,733	$2,831,007

(a)
Prepayable, without penalty, 24 months prior to maturity.
(b)
Prepayable, without penalty, 36 months prior to maturity.
(c)
Prepayable, without penalty, three months prior to maturity.
(d)
Prepayable, without penalty, four months prior to maturity.
(e)
Repaid in full at maturity, without penalty, in April 2025 using a portion of the proceeds from the $350.0 million 2025 Notes issued.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of June 30, 2025, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $10.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long Term Debt Maturity Schedule

As of June 30, 2025, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2025	$12,212	$—	$12,212
2026	22,618	1,141,642	1,164,260
2027	14,112	1,381,572	1,395,684
2028	7,841	1,113,615	1,121,456
2029	5,358	483,585	488,943
2030	5,102	700,000	705,102
Thereafter	15,699	1,299,107	1,314,806
	$82,942	$6,119,521	$6,202,463

5. Members’ Equity

In connection with the Merger, the Company issued 1,000 common units (“Common Units”) to its members for an aggregate cash amount of $8.3 billion. Prior to the Merger, the Company issued 125 Series A Preferred Units (the “Preferred Units”) for an aggregate cash amount of $125,000. The issuance of the Preferred Units was made through a private placement in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder. Additionally, during the six months ended June 30, 2025, one of the Company’s wholly-owned subsidiaries issued 125 Series B Preferred Units for an aggregate cash amount of $125,000.

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

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of June 30, 2025, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $284.0 million, of which $260.6 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

The following table summarizes the net derivative balances recorded on the condensed consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association agreement (in thousands):

	June 30, 2025	December 31, 2024
Derivative assets:
Net derivative assets presented in the condensed consolidated balance sheets	$9,542	$32,535
Gross amount of eligible offsetting recognized derivative liabilities	4,210	2,656
Gross amount of derivative assets	$13,752	$35,191

Derivative liabilities:
Net derivative liabilities presented in the condensed consolidated balance sheets	$(6,610)	$—
Gross amount of eligible offsetting recognized derivative assets	(4,210)	(2,656)
Gross amount of derivative liabilities	$(10,820)	$(2,656)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at June 30, 2025 and December 31, 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At June 30, 2025, these debt obligations had an aggregate carrying value of $5.9 billion and an estimated fair value of $6.0 billion. At December 31, 2024, these debt obligations had an aggregate carrying value of $5.8 billion and an estimated fair value of $5.8 billion.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans and financing receivables, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of June 30, 2025, approximately 99% of our leases (based on base rent and interest) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of June 30, 2025, our investment portfolio stood at approximately $16.2 billion, consisting of investments in 3,404 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

We have a credit agreement with a group of lenders which initially provides for a senior unsecured revolving credit facility. The facility has a borrowing capacity of $753.9 million, matures in February 2027 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. As of June 30, 2025, we had $595.0 million outstanding under our unsecured revolving credit facility.

Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.00% to 1.45%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.45%. The spread used is based on our consolidated total leverage ratio as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.15% to 0.30% based on our consolidated total leverage ratio. As of June 30, 2025, the applicable spread for SOFR-based borrowings is 1.10% and the facility fee is 0.20%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of June 30, 2025, we had three interest rate swap agreements with an aggregate notional value of $375.0 million that effectively convert a portion of the outstanding borrowings on the facility to an all-in fixed rate of 4.5950%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $10.8 billion at June 30, 2025. The facility is recourse to us, and, as of June 30, 2025, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In March 2025, we completed an issuance of five-year senior unsecured notes, with an aggregate principal amount of $350.0 million and a coupon rate of 5.40%. As of June 30, 2025, we had an aggregate principal amount of $1.8 billion of senior unsecured notes outstanding; $1.4 billion of public senior unsecured notes and $350.0 million of private senior unsecured notes, subject to a registration rights agreement. These senior unsecured notes bear a weighted average coupon rate of 3.98% and interest on these notes is paid semi-annually. The supplemental indentures governing our senior unsecured notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2025, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. As of June 30, 2025, we had an aggregate principal amount of $82.0 million of privately placed notes outstanding. The financial covenants of the privately placed notes are similar to our current unsecured revolving credit facility. As of June 30, 2025, we were in compliance with these covenants.

We have a credit agreement with a group of lenders which provides for two unsecured, variable-rate term loans. The loans consist of an unsecured, variable-rate term loan issued in February 2023 (“February 2023 Unsecured Term Loan”) and an unsecured, variable-rate term loan issued in December 2023 (“December 2023 Unsecured Term Loan”).

As of June 30, 2025, total borrowings on the February 2023 Unsecured Term Loan were $921.1 million. The February 2023 Unsecured Term Loan matures in April 2027 and the interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.10% to 1.70% based on our consolidated total leverage ratio as defined in the credit agreement. As of June 30, 2025, our spread was 1.25%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of June 30, 2025, we had 11 interest rate swap agreements with an aggregate notional value of $921.1 million that effectively convert the term loan borrowings to an all-in fixed interest rate of 4.3469% for the remaining term of the loan.

As of June 30, 2025, total borrowings on the December 2023 Unsecured Term Loan were $727.5 million. The December 2023 Unsecured Term Loan matures in July 2026 and includes two 12-month extensions. The interest rate resets daily at Daily Simple SOFR plus an adjustment of 0.10%, plus a spread ranging from 1.20% to 1.80% based on our consolidated total leverage ratio as defined in the credit agreement. As of June 30, 2025, our spread was 1.35%. Our credit agreement allows for a further reduction in the pricing of one basis point if certain environmental sustainability metrics are met. As of June 30, 2025, we had seven interest rate swap agreements, with an aggregate notional value of $727.5 million, which effectively convert the term loan borrowings to an all-in fixed rate of 5.3699% for the remaining term of the loan.

The aggregate outstanding principal amount of our unsecured senior notes and term loans payable was $3.5 billion as of June 30, 2025.

Non-recourse Secured Debt

As of June 30, 2025, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The aggregate outstanding principal amount of our secured mortgage notes payable was $2.7 billion as of June 30, 2025.

Debt Summary

As of June 30, 2025, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.2 billion, a weighted average maturity of 3.6 years and a weighted average interest rate of 4.5%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of June 30, 2025:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$2,598	$5,094	$—	$5,094
Other mortgage notes payable	99	233	—	233
Total non-recourse secured debt	2,697	5,327	—	5,327
Unsecured notes and term loans payable	3,506	—	—	—
Unsecured revolving credit facility	595	—	—	—
Total unsecured debt (including revolving credit facility)	4,101	—	—	—
Unencumbered real estate assets	—	9,350	1,545	10,895
Total	$6,798	$14,677	$1,545	$16,222

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

For additional details and terms regarding these debt instruments, see Note 4 to the June 30, 2025 unaudited condensed consolidated financial statements.

Equity

In connection with the Merger, we issued 1,000 common units to our common members for an aggregate cash amount of $8.3 billion. Prior to the Merger, 125 Series A Preferred Units were issued to our preferred members for an aggregate cash amount of $125,000. Additionally, during the six months ended June 30, 2025, one of our wholly-owned subsidiaries issued 125 Series B Preferred Units for an aggregate cash amount of $125,000. In accordance with our operating agreement, our common members receive distributions monthly and are subject to capital calls. Our preferred members receive distributions bi-annually and are not subject to capital calls.

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the six months ended June 30, 2025 was $19.5 million more than the six months ended June 30, 2024. The increase is primarily driven by additional rental revenue and interest income generated by the increase in size of our real estate portfolio. During the six months ended June 30, 2025, our investments in real estate, loans and financing receivables were primarily funded with a combination of cash on hand, net proceeds from asset dispositions and net proceeds from the issuance of long-term debt. Investment activity during the six months ended June 30, 2024 was primarily funded with a combination of capital contributions from our members and net proceeds from the issuance of long-term debt.

From a financing perspective, our activities used $99.1 million of net cash during the six months ended June 30, 2025 as compared to provided net cash of $295.0 million during the six months ended June 30, 2024. Financing activities during the six months ended June 30, 2025 included $350.0 million of additional senior unsecured note borrowings, the repayment of an aggregate $256.6 million of STORE Master Funding Series 2015-1 Class A-2 notes, and net borrowings of $220.0 million on our revolving credit facility. Capital distributions to our members totaled $396.0 million for the six months ended June 30, 2025.

	Six Months Ended June 30,
(In thousands)	2025	2024	Increase (Decrease)
Net cash provided by operating activities	$375,251	$355,782	$19,469
Net cash used in investing activities	(381,814)	(397,615)	15,801
Net cash (used in) provided by financing activities	(99,116)	294,975	(394,091)
Net change in cash, cash equivalents and restricted cash	$(105,679)	$253,142	$(358,821)

As of June 30, 2025, we had liquidity of $38.6 million on our balance sheet. Management believes that our current cash balance, the $158.9 million of immediate borrowing capacity available as of June 30, 2025 on our unsecured revolving credit facility, and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue growing our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the June 30, 2025 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of June 30, 2025, our total investment in real estate and loans approximated $16.2 billion, representing investments in 3,404 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancellable remaining term of our leases was approximately 14.3 years.

Results of Operations

Overview

As of June 30, 2025, our real estate investment portfolio had grown to approximately $16.2 billion, consisting of investments in 3,404 property locations in 49 states, operated by 661 customers in various industries. Approximately 87% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 11% represents financing receivables on commercial real estate properties and approximately 2% represents loans receivable secured by our customers’ other assets.

Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Total revenues	$301,831	$279,405	$22,426	$605,715	$554,674	$51,041
Expenses:
Interest	92,503	91,656	847	183,228	178,766	4,462
Property costs	4,215	7,683	(3,468)	6,689	10,895	(4,206)
General and administrative	16,952	15,411	1,541	34,517	33,309	1,208
Depreciation and amortization	148,112	147,013	1,099	296,218	293,107	3,111
Provisions for impairment	7,125	9,636	(2,511)	14,491	17,453	(2,962)
Total expenses	268,907	271,399	(2,492)	535,143	533,530	1,613
Other income:
Net (loss) gain on dispositions of real estate	(4,910)	25,130	(30,040)	(657)	35,113	(35,770)
Income before income taxes	28,014	33,136	(5,122)	69,915	56,257	13,658
Income tax expense (benefit)	283	1,928	(1,645)	(10,490)	4,250	(14,740)
Net income	27,731	31,208	(3,477)	80,405	52,007	28,398
Less: Net income attributable to noncontrolling interest	314	239	75	981	462	519
Net income attributable to controlling interest	$27,417	$30,969	$(3,552)	$79,424	$51,545	$27,879

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $15.2 billion in gross investment amount representing 3,230 properties as of June 30, 2024 to approximately $16.2 billion in gross investment amount representing 3,404 properties at June 30, 2025. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2025 on acquisitions that were made during 2024. Similarly, the full revenue impact of acquisitions made during the first half of 2025 will not be seen until the second half of 2025. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest expense - credit facility	$4,835	$4,355	$9,127	$8,711
Interest expense - credit facility fees	318	381	662	762
Interest expense - secured and unsecured debt	69,909	67,420	137,494	131,164
Capitalized interest	(740)	(659)	(1,346)	(1,498)
Amortization of debt discounts, deferred financing costs and other	18,181	20,159	37,291	39,627
Total interest expense	$92,503	$91,656	$183,228	$178,766
Credit facility:
Average debt outstanding	$411,824	$375,000	$393,514	$375,000
Average interest rate during the period (excluding facility fees)	4.7%	4.6%	4.6%	4.6%

Secured and unsecured debt:
Average debt outstanding	$6,262,081	$6,129,263	$6,204,254	$6,019,130
Average interest rate during the period	4.5%	4.4%	4.4%	4.4%

Interest expense associated with our secured and unsecured debt increased compared to the period ended June 30, 2024 as a result of an increase in the weighted average interest rate and outstanding borrowings of secured and unsecured debt. Long-term debt added after June 30, 2024 consisted of $350.0 million of senior unsecured notes issued in March 2025 with a coupon rate of 5.40%. Secured and unsecured debt repaid in full since June 30, 2024 included an aggregate $256.6 million of STORE Master Funding Series 2015-1 Class A-2 notes which bore an interest rate of 4.17% and $32.4 million of private notes which bore an interest rate of 5.24%. As of June 30, 2025, we had $6.2 billion of secured and unsecured debt outstanding with a weighted average interest rate of 4.5%.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of June 30, 2025, we owned 26 properties that were vacant and not subject to a lease and the lease contracts related to just 23 properties we own are due to expire during the remainder of 2025. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of June 30, 2025, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Property-level operating costs (a)	$2,176	$5,679	$2,567	$6,870
Operating ground lease payments made by STORE Capital	109	109	182	181
Operating ground lease payments made by STORE Capital tenants	617	537	1,248	1,089
Operating ground lease straight-line rent expense	271	275	528	535
Property taxes payable from tenant impounds	1,042	1,083	2,164	2,220
Total property costs	$4,215	$7,683	$6,689	$10,895

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $17.0 million and $34.5 million for the three and six months ended June 30, 2025, respectively, as compared to $15.4 million and $33.3 million for the three and six months ended June 30, 2024, respectively.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $147.0 million and $293.1 million for the three and six months ended June 30, 2024, respectively, to $148.1 million and $296.2 million for the three and six months ended June 30, 2025, respectively.

Provisions for Impairment

During the three and six months ended June 30, 2025, we recognized $6.3 million and $12.7 million, respectively, in provisions for the impairment of real estate and $0.8 million and $1.8 million, respectively, in provisions for credit losses related to our loans and financing receivables. During the three and six months ended June 30, 2024, we recognized $7.4 million and $14.2 million, respectively, in provisions for the impairment of real estate and $2.2 million and $3.3 million, respectively, in provisions for credit losses related to our loans and financing receivables.

Net (Loss) Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended June 30, 2025 we recognized a $0.8 million aggregate net loss on the sale of 27 properties. In comparison, during the three months ended June 30, 2024 we recognized a $7.7 million aggregate net gain on the sale of 39 properties. For the six months ended June 30, 2025, we recognized a $3.4 million net gain on the sale of 45 properties compared to a $17.7 million net gain on the sale of 56 properties for the six months ended June 30, 2024.

Additionally, during the three and six months ended June 30, 2025, we recognized a net $5.4 million non-cash loss associated with the non-cash acquisition of real estate improvements and a lease assignment for a contract accounted for as a financing arrangement. During the three and six months ended June 30, 2024, we also recognized a $17.4 million non-cash gain associated with certain lease modifications.

Net Income

For the three and six months ended June 30, 2025, our net income was $27.7 million and $80.4 million, respectively, as compared to net income of $31.2 million and $52.0 million during the three and six months ended June 30, 2024, respectively. The decrease in net income for the three months ended June 30, 2025 as compared to 2024 primarily resulted from a current year net loss on disposition of real estate, partially offset by the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and a decrease in property costs and impairments. The increase in net income for the six months ended June 30, 2025 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, a net income tax benefit and a decrease in property costs and impairments, offset by a net loss on disposition of real estate and increases in interest expense, depreciation and amortization and general and administrative expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At June 30, 2025, all of our long-term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average long-term debt maturity was approximately 3.6 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long-term fixed‑rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2025 our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of June 30, 2025 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025, we did not purchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than the preferred and common units issued to our members.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
As a result of the Merger, the Company’s equity securities are no longer publicly traded, and the Company’s officers and directors do not own any Company equity securities. Accordingly, during the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

STORE CAPITAL LLC
(Registrant)

Date: August 8, 2025	By:	/s/ Ashley A. Dembowski
Ashley A. Dembowski
Executive Vice President – Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)