Form 10-K
period 2025-12-31
STORE CAPITAL LLC
filed 2026-03-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☒

Note: The registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months that would have been required had it been subject to such requirements.

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

On June 30, 2025, none of the voting stock of the registrant was held by non-affiliates.

As of March 2, 2026 there were 1,125 units of equity outstanding.

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

Because STORE Properties are profit-center locations, payment of rent under our lease contracts is supported not only by the credit quality of the tenant and the residual value of the real estate, but also, and primarily, by the profits produced by the business operations at the locations we own (e.g., unit-level profitability).

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

As of December 31, 2025, we had 121 full-time employees, all of whom are located in our single office in Scottsdale, Arizona. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

Competition

We face competition in the acquisition and financing of STORE Properties from numerous investors, including, but not limited to, traded and non-traded public REITs, private equity investors and other institutional investment funds, as well as private wealth management advisory firms that serve high net worth investors (also known as family offices).

Regulations and Requirements

Our properties are subject to various laws and regulations, including regulations relating to fire and safety requirements, as well as affirmative and negative contractual covenants and, in some instances, common area obligations. We believe that each of our customers has the necessary permits and approvals to operate and conduct their businesses on our properties. Moreover, our properties are subject to Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Our customers have primary responsibility for complying with these regulations and other requirements pursuant to our lease and loan agreements; however, we may have liability in certain circumstances if our customers do not comply with such laws and regulations. As of January 31, 2026, we are not aware of any ADA non-compliance that we believe would have a material adverse effect on the results of our operations.

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

Our business and results of operations may be adversely affected by the increasing use, regulation and impact of artificial intelligence technologies on our customers and the markets in which they operate.

Many of our customers operate in industries that are increasingly affected by the rapid development and adoption of AI, including generative AI and machine‑learning technologies. The use of AI by our customers may alter their business models, cost structures, competitive positions, regulatory profiles, and risk exposures in ways that we cannot predict or control. If our customers are unable to adapt effectively to AI‑driven changes, or if AI disrupts demand for their products or services, their financial condition and operating performance could be adversely affected, which in turn could impact our business.

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

Changes in financial and economic conditions, including inflation and tariffs, may have an adverse impact on our and our customers’ results of operations.

Financial and economic conditions can be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, lower levels of liquidity, fluctuating interest rates and inflation, tariffs, increases in the rate of default and bankruptcy or lower consumer and business spending, both real or anticipated, could adversely affect our business and results of operations. Such conditions could also affect the financial condition of our customers.

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

Item 2. PROPERTIES

As of December 31, 2025, our total investment in real estate and loans was approximately $17.1 billion, representing investments in 3,576 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancelable remaining term of our leases was approximately 14.8 years.

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

In 2019, the Financial Accounting Standards Board issued ASU 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year Annual Report, we include disclosures on our cash flows and results of operations for fiscal year 2025 versus 2024 only. For discussion of our fiscal year 2024 compared to our fiscal year 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended December 31, 2024.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent”, we receive from our customers under their long‑term leases with us. We also receive interest payments on loans and financing receivables, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of December 31, 2025, approximately 99% of our leases (based on base rent and interest) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single‑tenant properties, almost all of which are under long‑term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of December 31, 2025, our investment portfolio stood at approximately $17.1 billion, consisting of investments in 3,576 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

We have an unsecured credit agreement, which was amended and restated in September 2025, with a group of lenders which provides for an unsecured revolving credit facility. The facility has an increased borrowing capacity of $1.25 billion from the previous capacity of $753.9 million, matures in September 2029 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. As of December 31, 2025, we had $583.6 million outstanding under our unsecured revolving credit facility.

Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) Daily Simple SOFR, plus a spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.40%. The spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30% based on our credit rating. As of December 31, 2025, the applicable spread for SOFR-based borrowings is 0.85% and the facility fee is 0.20%. As of December 31, 2025, we had five interest rate swap agreements with an aggregate notional value of $373.6 million that effectively convert a portion of the outstanding borrowings on the facility to an all-in fixed rate of 4.7360%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $11.5 billion at December 31, 2025. The facility is recourse to us, and, as of December 31, 2025, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In March 2025, we completed an issuance of five-year senior unsecured notes with an aggregate principal amount of $350.0 million and a coupon rate of 5.40%. In December 2025, we filed a registration statement with the SEC to offer to exchange these notes for a new issue of public notes registered under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer expired on February 5, 2026, and the tendered 5.40% senior unsecured notes were exchanged for new registered notes with substantially identical terms.

As of December 31, 2025, we had an aggregate principal amount of $1.8 billion of public senior unsecured notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 3.98% and interest on these notes is paid semi-annually. The supplemental indentures governing our senior unsecured notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2025, we were in compliance with these covenants.

In February 2026, we completed an issuance of five-year senior notes with an aggregate principal amount of $450.0 million and a coupon rate of 4.95%.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. As of December 31, 2025, we had an aggregate principal amount of $82.0 million of privately placed notes outstanding. The financial covenants of the privately placed notes are similar to our current unsecured revolving credit facility, and, as of December 31, 2025, we were in compliance with these covenants.

We have a credit agreement with a group of lenders which provides for two senior unsecured, variable-rate term loans which was amended and restated in September 2025 (collectively the “Unsecured Term Loans”). As of December 31, 2025, the Tranche A-1

Term Loan (“Tranche A-1 Term Loan”) had a balance of $1.0 billion and matures in September 2030. The Tranche A-2 Term Loan (“Tranche A-2 Term Loan”) had a balance of $650.0 million and matures in September 2028 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee.

The interest rate on each of the Unsecured Term Loans resets at Daily Simple SOFR plus a credit rating-based spread ranging from 0.75% to 1.60%. At December 31, 2025, our spread was 0.95%. As of December 31, 2025, we had ten interest rate swap agreements, with an aggregate notional value of $1.0 billion, which effectively convert the Tranche A-1 Term Loan borrowings to an all-in fixed rate of 4.0263% and six interest rate swap agreements, with an aggregate notional value of $650.0 million, which effectively convert the Tranche A-2 Term Loan borrowings to an all-in fixed rate of 4.8878%.

The aggregate outstanding principal amount of our senior unsecured notes and term loans payable was $3.5 billion as of December 31, 2025 and the following is a summary, by year, of the scheduled payments of both principal and interest for these notes (in thousands).

							Total Senior Unsecured
	Public Notes		Term Loans		Other Unsecured Notes		Term Debt
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
2026	$—	$70,587	$—	$77,216	$82,000	$1,368	$82,000	$149,171
2027	—	70,587	—	77,216	—	—	—	147,803
2028	350,000	58,075	650,000	71,583	—	—	1,000,000	129,658
2029	350,000	42,022	—	43,357	—	—	350,000	85,379
2030	700,000	24,848	1,000,000	35,873	—	—	1,700,000	60,721
2031	375,000	9,281	—	—	—	—	375,000	9,281
Total	$1,775,000	$275,400	$1,650,000	$305,245	$82,000	$1,368	$3,507,000	$582,013

Non-recourse Secured Debt

As of December 31, 2025, approximately 32% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment‑grade asset‑backed net‑lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

In September 2025, our consolidated special purpose entities issued Series 2025-1 of net-lease mortgage notes under the STORE Master Funding debt program consisting of $625.0 million of five, seven and ten-year notes issued in six Class A tranches as summarized below:

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
(a)
By S&P Global Ratings.

The aggregate outstanding principal amount of our secured mortgage notes payable was $3.3 billion as of December 31, 2025 and the scheduled maturities, including balloon payments, and scheduled interest payments on our aggregate secured mortgage notes payable are as follows (in thousands).

	STORE Master Funding
	Non-recourse Net-lease Mortgage Notes			Other Non-recourse Mortgage Notes			Total Non-recourse Mortgage Notes
	Principal	Balloons (a)	Interest	Principal	Balloons	Interest	Principal	Balloons	Interest
2026	$24,094	$279,014	$148,149	$1,649	$53,128	$3,615	$25,743	$332,142	$151,764
2027	16,292	460,472	132,933	945	—	2,074	17,237	460,472	135,007
2028	9,979	763,615	95,249	987	—	2,033	10,966	763,615	97,282
2029	8,187	97,541	74,322	296	36,044	671	8,483	133,585	74,993
2030	7,854	121,928	70,618	165	—	230	8,019	121,928	70,848
Thereafter	17,812	1,404,002	151,240	4,866	—	2,369	22,678	1,404,002	153,609
Total	$84,218	$3,126,572	$672,511	$8,908	$89,172	$10,992	$93,126	$3,215,744	$683,503

(a) Debt is prepayable, without penalty, 24 or 36 months prior to scheduled maturity.

Debt Summary

As of December 31, 2025, our aggregate secured and unsecured term debt had an outstanding principal balance of $6.8 billion, a weighted average maturity of 4.2 years and a weighted average interest rate of 4.4%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of December 31, 2025:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$3,211	$5,398	$—	$5,398
Other mortgage notes payable	98	233	—	233
Total non-recourse secured debt	3,309	5,631	—	5,631
Unsecured notes and term loans payable	3,507	—	—	—
Unsecured revolving credit facility	584	—	—	—
Total unsecured debt (including revolving credit facility)	4,091	—	—	—
Unencumbered real estate assets	—	9,677	1,862	11,539
Total	$7,400	$15,308	$1,862	$17,170

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

For additional details and terms regarding these debt instruments, see Note 4 to the December 31, 2025 consolidated financial statements.

Equity

In connection with the Merger, we issued 1,000 common units to our common members for an aggregate cash amount of $8.3 billion. Prior to the Merger, 125 Series A Preferred Units were issued to our preferred members for an aggregate cash amount of $125,000. Additionally, during the year ended December 31, 2025, one of our wholly-owned subsidiaries issued 125 Series B Preferred Units for an aggregate cash amount of $125,000. In accordance with our operating agreement, our common members receive distributions monthly and are subject to capital calls. Our preferred members receive distributions bi-annually and are not subject to capital calls.

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities in 2025 was $52.6 million more than 2024, primarily as a result of the increase in the size of our real estate investment portfolio, which generated additional rental revenue and interest income. Our investments in real estate, loans and financing receivables during 2025 were $426.7 million more than 2024. During 2025 and 2024, our investments in real estate, loans and financing receivables were funded with a combination of cash on hand, net proceeds from asset dispositions, net proceeds from the issuance of long-term debt and capital contributions from our members.

From a financing perspective, our activities provided $424.3 million of net cash during the year ended December 31, 2025 as compared to $168.4 million during the year ended December 31, 2024. Financing activities in 2025 included $350.0 million of additional senior unsecured note borrowings, $625.0 million of STORE Master Funding Series 2025-1 notes issued and the repayment of an aggregate $256.6 million of STORE Master Funding notes. Capital contributions from our members totaled $350.0 million and cash distributions to our members totaled $800.2 million for the year ended December 31, 2025.

	Year Ended December 31,
(In thousands)	2025	2024	Increase (Decrease)
Net cash provided by operating activities	$794,290	$741,682	$52,608
Net cash used in investing activities	(1,338,330)	(988,219)	(350,111)
Net cash provided by financing activities	424,348	168,433	255,915
Net change in cash, cash equivalents and restricted cash	$(119,692)	$(78,104)	$(41,588)

As of December 31, 2025, we had liquidity of $39.1 million on our balance sheet. Management believes that our current cash balance, the $666.4 million of immediate borrowing capacity available as of December 31, 2025 on our unsecured revolving credit facility and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue growing our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the December 31, 2025 consolidated financial statements.

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

Accounting for Real Estate Investments

Classification and Cost

We record the acquisition of real estate properties at cost, including acquisition and closing costs. We allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of our lease contracts contain terms that result in the lease being classified as a finance lease. Additionally, certain of our lease contracts allow our customers the option, at their election, to purchase the leased property from us at a specified time or times (generally at the greater of the then‑fair market value or our cost, as defined in the lease contracts). For real estate assets acquired through a sale-leaseback transaction where the contract contains certain terms, such as a purchase option, we will account for such an acquisition as a financing arrangement. Finance leases and financing arrangements are record the investment in loans and financing receivables on the consolidated balance sheets.

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

Results of Operations

Overview

As of December 31, 2025, our real estate investment portfolio had grown to approximately $17.1 billion, consisting of investments in 3,576 property locations in 49 states, operated by 673 customers in various industries. Approximately 82% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 18% represents mortgage loans and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our customers’ other assets.

The Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,		Increase
(In thousands)	2025	2024	(Decrease)
Total revenues	$1,239,339	$1,152,416	$86,923
Expenses:
Interest	375,288	362,069	13,219
Property costs	21,555	24,878	(3,323)
General and administrative	70,136	68,468	1,668
Depreciation and amortization	590,574	587,575	2,999
Provisions for impairment	35,062	31,911	3,151
Total expenses	1,092,615	1,074,901	17,714
Other income:
Net gain on dispositions of real estate	10,740	48,525	(37,785)
Income before income taxes	157,464	126,040	31,424
Income tax (benefit) expense	(9,906)	1,947	(11,853)
Net income	167,370	124,093	43,277
Less: Net income attributable to noncontrolling interest	1,598	900	698
Net income attributable to controlling interest	$165,772	$123,193	$42,579

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $15.7 billion in gross investment amount representing 3,312 properties at December 31, 2024 to approximately $17.1 billion in gross investment amount representing 3,576 properties at December 31, 2025. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2025 on acquisitions that were made during 2024. Similarly, the full revenue impact of acquisitions made during 2025 will not be seen until 2026. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

Additionally, during 2025 and 2024, we recognized $2.1 million and $3.2 million, respectively, in lease termination fee income, primarily related to certain property sales, which are included in other income. For the years ended December 31, 2025 and 2024, other income includes $4.5 million and $15.4 million, respectively, of interest income generated on bank cash holdings.

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

The following table summarizes our interest expense for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Interest expense - credit facility	$20,308	$17,560
Interest expense - credit facility fees	1,691	1,533
Interest expense - secured and unsecured debt	283,535	267,792
Capitalized interest	(4,637)	(2,614)
Amortization of debt discounts, deferred financing costs and other	74,391	77,798
Total interest expense	$375,288	$362,069
Credit facility:
Average debt outstanding	$430,706	$375,727
Average interest rate during the period (excluding facility fees)	4.7%	4.7%

Secured and unsecured debt:
Average debt outstanding	$6,359,904	$6,086,565
Average interest rate during the period	4.5%	4.4%

Interest expense associated with our secured and unsecured debt increased from 2024 as a result of an increase in both the weighted average interest rate and outstanding borrowings of secured and unsecured debt. Long-term debt added during 2025 consisted of $350.0 million of senior unsecured notes issued in March 2025 with a coupon rate of 5.40% and $625.0 million of STORE Master Funding Series 2025-1 notes issued in September 2025 at a weighted average coupon rate of 5.06%. Secured and unsecured debt repaid in full since 2024 included an aggregate $256.6 million of STORE Master Funding Series 2015-1 Class A-2 notes which bore an interest rate of 4.17% and $32.4 million of private notes which bore an interest rate of 5.24%. As of December 31, 2025, we had $6.8 billion of secured and unsecured debt outstanding with a weighted average interest rate of 4.4%.

Interest expense associated with our revolving credit facility increased from 2024 as a result of an increase in the level of average borrowings outstanding on the revolving credit facility during 2025. During 2025, we had average borrowings outstanding on the revolving credit facility of $430.7 million at a weighted average interest rate of 4.7% as compared to average borrowings of $375.7 million at a weighted average interest rate of 4.7% during 2024. As of December 31, 2025, we had $583.6 million of borrowings outstanding under our revolving credit facility.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of December 31, 2025, we owned 24 properties that were vacant and not subject to a lease and the lease contracts related to just 58 properties we own are due to expire during 2026. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of December 31, 2025, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Year Ended December 31,
	2025	2024
Property-level operating costs (a)	$13,549	$16,425
Operating ground lease payments made by STORE Capital	437	436
Operating ground lease payments made by STORE Capital tenants	2,558	2,866
Operating ground lease straight-line rent expense	864	666
Property taxes payable from tenant impounds	4,147	4,485
Total property costs	$21,555	$24,878

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $70.1 million for the year ended December 31, 2025, compared to $68.5 million for the year ended December 31, 2024.

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which increases in proportion to the increase in the size of our real estate portfolio, rose from $587.6 million for the year ended December 31, 2024 to $590.6 million for the year ended December 31, 2025.

Provisions for Impairment

During the year ended December 31, 2025, we recognized $25.4 million in provisions for the impairment of real estate and $9.7 million in provisions for credit losses related to our loans and financing receivables. During 2024, we recognized $23.6 million in provisions for the impairment of real estate and $8.3 million in provisions for credit losses related to our loans and financing receivables.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the year ended December 31, 2025, we recognized a $25.7 million aggregate net gain on the sale of 110 properties. In comparison, during 2024, we recognized a $32.5 million aggregate net gain on the sale of 104 properties. The net proceeds from the dispositions of real estate during 2025 aggregated $425.1 million as compared to an aggregate original investment amount of $470.6 million. For properties sold during 2024, net proceeds aggregated $355.2 million as compared to an aggregate original investment amount of $363.4 million. During 2025 and 2024, we collected $2.1 million and $3.4 million, respectively, of early lease termination payments in connection with property sales.

Additionally, during the year ended December 31, 2025, we recognized a $16.3 million non-cash net loss associated with the non-cash acquisition of real estate improvements, a lease assignment for a contract accounted for as a financing arrangement and certain lease modifications. In 2024, we recognized a $16.0 million non-cash net gain associated with certain lease modifications.

Net Income

For the year ended December 31, 2025, our net income was $167.4 million as compared to net income of $124.1 million in 2024. The increase in net income for the year ended December 31, 2025 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, a net income tax benefit and a decrease in property costs, partially offset by a decrease in the net gain on dispositions of real estate and increases in interest expense, provisions for impairment, depreciation and amortization and general and administrative costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long‑term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At December 31, 2025, all of our long‑term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average long-term debt maturity was approximately 4.2 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long‑term fixed‑rate debt. In addition, when that long‑term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

Although our long-term debt generally carries a fixed rate, we often temporarily fund our property acquisitions with a revolving credit facility, which carries a variable rate. During the year ended December 31, 2025, we had average daily outstanding borrowings of $430.7 million on our revolving credit facility. As of December 31, 2025, we had borrowings of $583.6 million outstanding on the unsecured revolving credit facility and five interest rate swaps with an aggregate notional amount of $373.6 million which effectively convert the outstanding borrowings to an all-in fixed rate of 4.7360%.

We monitor our potential market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments noted above assuming a hypothetical adverse change in interest rates. Based on the results of our sensitivity analysis, which assumes a 1% adverse change in interest rates on variable rate debt expected to be outstanding during 2026, the estimated market risk exposure for our variable‑rate debt is estimated to be approximately $3.2 million, or less than 0.40% of net cash provided by operating activities, for the year ended December 31, 2025. In addition, we may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not use derivative instruments for trading or speculative purposes. See Note 2 to our Consolidated Financial Statements for further information on derivatives.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of STORE Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STORE Capital LLC (Successor) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), members’ equity and cash flows for the years ended December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), members’ equity and cash flows for the period from February 3, 2023 through December 31, 2023 (Successor), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of STORE Capital Corporation (Predecessor) (collectively with Successor, the Company) for the period from January 1, 2023 through February 2, 2023 (Predecessor), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of STORE Capital LLC at December 31, 2025 and 2024, and the results of their operations and their cash flows for the years ended December 31, 2025 and 2024, for the period from February 3, 2023 through December 31, 2023 (Successor), and for the period from January 1, 2023 through February 2, 2023 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As described in Notes 2 and 3 to the consolidated financial statements, the Company recorded $569 million of acquisitions to real estate investments during 2025. The Company records the acquisition of real estate investments at cost, including acquisition and closing costs, and allocates the cost of real estate investments to the tangible assets based on their estimated relative fair values. Given the number of properties acquired affecting the recognition, measurement and classification of real estate investments, performing audit procedures to evaluate the accounting for real estate acquisitions was challenging and required an increased extent of audit effort.

How We Addressed the Matter in Our Audit

We obtained an understanding over the accounting for acquisitions process, including the initiation and approval of purchases, determination of inputs and assumptions used in the valuation estimates, and allocation of value to tangible assets acquired. To test the existence and measurement of acquisitions of real estate, our procedures included, among others, evaluating the overall allocation of value to tangible assets compared to historical transactions and performing audit procedures for a sample of acquisitions that included, among others, reading the purchase agreements, evaluating the methods used in developing the allocation estimates and assessing the allocation of value to tangible assets.

Our audit procedures included obtaining a sample of valuations completed by third-party appraisers and evaluating the appropriateness of information and market data, including assumptions such as land comparables. We further compared the allocation of value to tangible assets of selected properties to those historically recognized by the Company and identified any outliers for further testing. For certain acquisitions, we involved valuation specialists to assist in the evaluation of assumptions used, the appropriateness of the methodology selected, and the qualifications of the third-party appraisers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Phoenix, Arizona

March 5, 2026

STORE Capital LLC

Consolidated Balance Sheets

(In thousands)

	December 31,
	2025	2024
Assets
Investments:
Real estate investments:
Land and improvements	$3,915,220	$3,840,415
Buildings and improvements	9,677,738	9,506,402
Intangible lease assets	559,678	588,635
Total real estate investments	14,152,636	13,935,452
Less accumulated depreciation and amortization	(1,603,086)	(1,083,693)
	12,549,550	12,851,759
Real estate investments held for sale, net	8,265	—
Operating ground lease assets	53,707	57,245
Loans and financing receivables, net	3,090,326	1,964,710
Net investments	15,701,848	14,873,714
Cash and cash equivalents	39,119	162,188
Other assets, net	151,033	126,671
Total assets	$15,892,000	$15,162,573

Liabilities and equity
Liabilities:
Credit facility	$583,600	$375,000
Unsecured notes and term loans payable, net	3,348,911	2,977,100
Non-recourse debt obligations of consolidated special purpose entities, net	3,199,027	2,831,007
Intangible lease liabilities, net	111,706	125,095
Operating lease liabilities	49,498	54,501
Accrued expenses, deferred revenue and other liabilities	323,633	215,101
Total liabilities	7,616,375	6,577,804
Equity:
Members’ equity	8,121,344	8,571,554
Retained earnings (accumulated deficit)	150,366	(15,406)
Accumulated other comprehensive (loss) income	(9,531)	20,497
Total members’ equity	8,262,179	8,576,645
Noncontrolling interest	13,446	8,124
Total equity	8,275,625	8,584,769
Total liabilities and equity	$15,892,000	$15,162,573

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Revenues:
Rental revenues	$1,027,337	$989,869	$870,707	$75,008
Interest income on loans and financing receivables	201,963	141,432	76,467	5,326
Other income	10,039	21,115	4,726	850
Total revenues	1,239,339	1,152,416	951,900	81,184
Expenses:
Interest	375,288	362,069	362,605	19,080
Property costs	21,555	24,878	16,873	1,348
General and administrative	70,136	68,468	55,035	5,679
Merger-related	—	—	—	895
Depreciation and amortization	590,574	587,575	533,637	27,789
Provisions for impairment	35,062	31,911	25,265	—
Total expenses	1,092,615	1,074,901	993,415	54,791
Other income (loss):
Net gain (loss) on dispositions of real estate	10,740	48,525	(6,680)	97
Loss on extinguishment of debt	—	—	(67,897)	—
Income (loss) before income taxes	157,464	126,040	(116,092)	26,490
Income tax (benefit) expense	(9,906)	1,947	22,567	703
Net income (loss)	167,370	124,093	(138,659)	25,787
Less: Net income (loss) attributable to noncontrolling interest	1,598	900	(60)	—
Net income (loss) attributable to controlling interest	$165,772	$123,193	$(138,599)	$25,787
Net income per share of common stock
Basic				$0.09
Diluted				$0.09
Weighted average common shares outstanding:
Basic				282,238,151
Diluted				282,338,405

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Net income (loss)	$167,370	$124,093	$(138,659)	$25,787
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedges	(16,491)	53,278	17,410	(10,531)
Cash flow hedge gains reclassified to interest expense	(13,200)	(31,965)	(18,226)	(894)
Deferred loss on cash flow hedges	(337)	—	—	—
Total other comprehensive (loss) income	(30,028)	21,313	(816)	(11,425)
Total comprehensive income (loss)	137,342	145,406	(139,475)	14,362
Comprehensive income (loss) attributable to noncontrolling interest	1,598	900	(60)	—
Comprehensive income (loss) attributable to controlling interest	$135,744	$144,506	$(139,415)	$14,362

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

STORE Capital LLC

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2025, December 31, 2024 and the period from February 3, 2023 through December 31, 2023

(In thousands, except unit data)

	Successor
					Accumulated
					Other	Total	Non-
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Balance at February 3, 2023	—	—	$—	$—	$—	$—	$—	$—
Members’ contributions	1,000	125	9,251,844	125	—	9,251,969	—	9,251,969
Members’ distributions	—	—	(510,000)	(15)	—	(510,015)	—	(510,015)
Net (loss) income	—	—	(138,614)	15	—	(138,599)	(60)	(138,659)
Other comprehensive loss	—	—	—	—	(816)	(816)	—	(816)
Contributions from noncontrolling interest	—	—	—	—	—	—	8,104	8,104
Non-cash distribution to members	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Balance at December 31, 2023	1,000	125	$8,591,845	$125	$(816)	$8,591,154	$8,044	$8,599,198
Members’ contributions	—	—	580,000	—	—	580,000	—	580,000
Members’ distributions	—	—	(739,000)	(15)	—	(739,015)	—	(739,015)
Net income	—	—	123,178	15	—	123,193	900	124,093
Other comprehensive income	—	—	—	—	21,313	21,313	—	21,313
Distributions to noncontrolling interest	—	—	—	—	—	—	(820)	(820)
Balance at December 31, 2024	1,000	125	$8,556,023	$125	$20,497	$8,576,645	$8,124	$8,584,769
Members’ contributions	—	—	350,000	—	—	350,000	—	350,000
Members’ distributions	—	—	(800,200)	(30)	—	(800,230)	—	(800,230)
Issuance of preferred shares, net of costs of $105	—	125	—	20	—	20	—	20
Net income	—	—	165,637	135	—	165,772	1,598	167,370
Contributions from noncontrolling interest	—	—	—	—	—	—	4,947	4,947
Other comprehensive loss	—	—	—	—	(30,028)	(30,028)	—	(30,028)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,223)	(1,223)
Balance at December 31, 2025	1,000	250	$8,271,460	$250	$(9,531)	$8,262,179	$13,446	$8,275,625

See accompanying notes.

STORE Capital LLC

Consolidated Statements of Cash Flows

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Operating activities
Net income (loss)	$167,370	$124,093	$(138,659)	$25,787
Adjustments to net income (loss):
Depreciation and amortization	590,574	587,575	533,637	27,789
Amortization of debt discounts, deferred financing costs and other noncash interest expense	74,392	77,798	82,830	715
Amortization of equity-based compensation	—	—	—	975
Provisions for impairment	35,062	31,911	25,265	—
Net (gain) loss on dispositions of real estate	(10,740)	(48,525)	6,680	(97)
Loss on extinguishment of debt	—	—	67,897	—
Noncash revenue and other	(52,392)	(52,053)	(11,787)	(77)
Payments made in settlement of cash flow hedges	(337)	—	—	—
Changes in operating assets and liabilities:
Other assets	(4,207)	(3,937)	(2,175)	(2,876)
Accrued expenses, deferred revenue and other liabilities	(5,432)	24,820	21,339	7,164
Net cash provided by operating activities	794,290	741,682	585,027	59,380
Investing activities
Acquisition of and additions to real estate	(728,125)	(676,372)	(508,224)	(48,063)
Investment in loans and financing receivables	(1,043,577)	(668,665)	(598,990)	(82,112)
Collections of principal on loans and financing receivables	8,251	1,636	74,408	468
Proceeds from dispositions of real estate	425,121	355,182	73,799	682
Proceeds from sale of loans and financing receivables to related party	—	—	327,454	—
Acquisition of STORE Capital Corporation	—	—	(10,547,219)	—
Net cash used in investing activities	(1,338,330)	(988,219)	(11,178,772)	(129,025)
Financing activities
Borrowings under credit facility	1,304,979	97,000	1,266,500	70,000
Repayments under credit facility	(1,096,379)	(97,000)	(891,500)	(25,000)
Borrowings under unsecured notes and term loans payable	351,173	135,000	1,513,600	40,000
Repayments under unsecured notes and term loans payable	—	(32,400)	(185,600)	—
Borrowings under secured term loan facility	—	—	1,957,750	—
Repayments under secured term loan facility	—	—	(2,000,000)	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	624,795	449,936	527,925	—
Repayments under non-recourse debt obligations of consolidated special purpose entities	(282,060)	(219,845)	(35,548)	(15,906)
Financing costs and prepayment penalties paid	(31,674)	(4,423)	(59,213)	(1,106)
Members’ contributions	350,000	580,000	9,251,969	—
Members’ distributions	(800,230)	(739,015)	(510,015)	—
Proceeds from issuance of preferred shares	125	—	—	—
Preferred shares issuance costs paid	(105)	—	—	—
Proceeds from the issuance of noncontrolling interests	—	—	8,104	—
Distributions to noncontrolling interest	(1,223)	(820)	—	—
Contributions from noncontrolling interest	4,947	—	—	—
Net cash provided by financing activities	424,348	168,433	10,843,972	67,988
Net change in cash, cash equivalents and restricted cash	(119,692)	(78,104)	250,227	(1,657)
Cash, cash equivalents and restricted cash, beginning of period	172,123	250,227	—	39,804
Cash, cash equivalents and restricted cash, end of period	$52,431	$172,123	$250,227	$38,147

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39,119	$162,188	$239,477	$33,096
Restricted cash included in other assets	13,312	9,935	10,750	5,051
Total cash, cash equivalents and restricted cash	$52,431	$172,123	$250,227	$38,147

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate, loans and financing receivable investments	$35,823	$24,599	$24,516	$—
Tenant funded improvements to real estate investments	1,981	16,263	—	—
Acquisition cash holdbacks included in real estate, loans and financing receivable investments	64,686	—	—	—
Accrued financing costs	—	—	62	—
Noncash distribution to members	—	—	11,385	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$297,039	$282,690	$283,814	$11,488
Cash paid during the period for income and franchise taxes, net	3,428	6,049	12,592	20

See accompanying notes.

STORE Capital LLC

Notes to Consolidated Financial Statements

December 31, 2025

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

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At December 31, 2025 and 2024, these special purpose entities held assets totaling $13.6 billion and $13.2 billion, respectively, and had third‑party liabilities totaling $3.6 billion and $3.1 billion, respectively. At December 31, 2025 and 2024, these VIEs held assets totaling $440.8 million and $275.7 million, respectively, and had third-party liabilities totaling $1.4 million and $1.4 million, respectively. These assets and liabilities are included in the accompanying consolidated balance sheets.

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

Consolidated VIE

The Company holds a 95% ownership interest in and is the managing member of a joint venture entity formed in December 2023 that owns and leases real estate to lessees that are affiliates of the noncontrolling interest holder. The Company has provided a $170.8 million loan to the joint venture as of December 31, 2025. The Company classifies the joint venture as a VIE, as the equity holders do not have the obligation to absorb all future losses of the joint venture due to a provision that protects the equity holders from certain losses if an event of default occurs under the leases. The Company consolidates the joint venture as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the joint venture primarily consist of leased properties (net lease real estate accounted for as financing arrangements) and cash; its obligations primarily consist of debt service payments to the Company, which are eliminated in consolidation.

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

Reclassifications

We reclassified $23.7 million of interest income receivables associated with certain financing arrangements previously included in other assets, net on the consolidated balance sheet as of December 31, 2024 to loans and financing receivables, net to conform to the presentation in this Annual Report on Form 10-K. This reclassification has no effect on total assets reported on the consolidated balance sheet as of December 31, 2024.

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

•
Real Estate Investments – investments are generally made in one of two ways, either through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them, or through acquisitions from third-party sellers in connection with which a new lease is entered into with the tenant. Both approaches result in long-term leases which are classified as operating or finance leases and, in both cases, the operators become the Company’s long‑term tenants (its customers). Real estate assets acquired may be subject to a lease contract that contains certain terms requiring the Company to account for the lease as a finance lease. Additionally, if the terms of a lease contract specifically associated with a sale leaseback transaction contains certain terms, such as a purchase option, the transaction is required to be accounted for as a financing arrangement, due to the Company’s adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating or finance lease.
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

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts contain terms that result in the lease being classified as a finance lease. Additionally, certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract that contains certain terms, such as a purchase option, the Company accounts for such an acquisition as a financing arrangement. The Company records investments in financing arrangements and finance leases in loans and financing receivables, net on the consolidated balance sheets. For contracts accounted for as a financing arrangement due to the presence of a purchase option, should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases, but in certain circumstances are classified as financing arrangements or finance leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases classified as operating leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. When a lease, classified as a financing arrangement, provides the same specific contractual escalations, lease payments accounted for as interest income are recognized using the effective interest method. Accordingly, straight-line operating lease receivables and interest income receivables, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis or interest income recognized using the effective interest method, respectively, and scheduled rents or interest, represent unbilled rent receivables that the Company will receive only if the tenants make all rent or interest payments required through the expiration of the leases. These straight-line operating lease receivables and interest income receivables are included in other assets, net and loans and financing receivables, net, respectively, on the consolidated balance sheets. The Company reviews its straight-line operating lease receivables and interest income receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues or interest income, respectively. As of December 31, 2025 and 2024, the Company had $103.3 million and $63.1 million, respectively, of straight-line operating lease receivables and interest income receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

During the year ended December 31, 2025, the Company recognized an aggregate provision for the impairment of real estate of $25.4 million. For the assets impaired in 2025, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $76.3 million. The Company recognized aggregate provisions for the impairment of real estate of $23.6 million and $17.6 million for the year ended December 31, 2024 and the period from February 3, 2023 through December 31, 2023, respectively. No impairment of real estate was recognized during the period from January 1, 2023 through February 2, 2023.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2025 and 2024, the Company had loans receivable with an aggregate outstanding principal balance of $26.9 million and $64.7 million, respectively, on nonaccrual status.

Sale-Leaseback Transactions Accounted for as Financing Arrangements – Classification, Cost and Revenue Recognition

Lease contracts accounted for as financing arrangements are initially recorded at an amount equal to the cost of the associated real estate, including acquisition and closing costs. Certain financing arrangements which include fixed rent escalations are subsequently accounted for using the effective interest method as discussed in Accounting for Real Estate Investments, Revenue Recognition above. The Company recognizes revenue from sale-leaseback transactions accounted for as financing arrangements as interest income on the consolidated statement of operations.

Sales-Type Financing Receivables – Classification, Cost and Revenue Recognition

Sales-type receivables are recorded at their net investment, determined as the present value of both the aggregate minimum lease payments and the estimated residual value of the leased property less unearned income. The unearned income is recognized over the life of the related contracts so as to produce a constant rate of return on the net investment in the assets. Rental payments received and the amortization of unearned income are recorded as interest income on the consolidated statement of operations.

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each loan and financing receivables is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non‑investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. During the years ended December 31, 2025, December 31, 2024 and the period from February 3, 2023 through December 31, 2023, the Company recognized an estimated $9.7 million, $8.3 million and $7.7 million, respectively, of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the consolidated statements of operations. For the period from January 1, 2023 through February 2, 2023, no provisions for credit losses were recognized.

For the year ended December 31, 2025 there were $2.6 million of write-offs charged against the allowance. During the year ended December 31, 2024, the Company did not write off any credit losses associated with loans and financing receivables. For the period from February 3, 2023 through December 31, 2023, the net provision for credit losses included a reduction of $2.1 million associated with the sale of certain loans and financing receivables and the Company did not write off any loans receivable. For the period from January 1, 2023 through February 2, 2023, the Company did not write off any credit losses associated with loans and financing receivables.

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

Many of these operating lease contracts include options for the Company to extend the lease; the option periods are included in the minimum lease term if it is reasonably certain the Company will exercise the option(s). Rental expense for the operating ground lease contracts is recognized in property costs on a straight-line basis over the lease term. Some of the contracts have contingent rent escalators indexed to future increases in the CPI and a few contracts have contingent rentals that are based on a percentage of the gross sales of the property; these payments are recognized in expense as incurred. The payment obligations under these contracts are typically the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with the respective tenants. As a result, the Company also recognizes sublease rental revenue on a straight-line basis over the term of the Company’s sublease with the tenant; the sublease income is included in rental revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money‑market funds of major financial institutions, consisting predominantly of U.S. Government obligations.

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $13.3 million and

$9.9 million of restricted cash at December 31, 2025 and 2024, respectively, which are included in other assets, net, on the consolidated balance sheets.

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

As of December 31, 2025, the Company had 21 interest rate swap agreements in place. Ten of the interest rate swap agreements have an aggregate notional value of $1.0 billion, with two maturing in February 2027, one maturing in April 2027, six maturing in May 2027 and one maturing in May 2029, and are designated cash flow hedges of the Company’s $1.0 billion variable-rate bank unsecured term loan which matures in September 2030 (Note 4). Six of the interest rate swap agreements with an aggregate notional value of $650.0 million, three with maturities of February 2027, one with a maturity of May 2027 and two with a maturity of July 2028 are designated cash flow hedges of the Company’s $650.0 million floating-rate bank unsecured term loan which matures in September 2028 (Note 4). Five interest rate swap agreements with an aggregate notional value of $373.6 million, with two maturing in May 2027 and three maturing in July 2028 are designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in September 2029 (Note 4). As of December 31, 2024, the Company had 21 derivative instruments in place.

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

Income Taxes

As a REIT, the Company is generally not subject to federal income tax but is subject to certain state and local income taxes as well as federal income and excise tax on its undistributed income. STORE Investment Corporation, the Company’s wholly owned taxable REIT subsidiary (“TRS”) created to engage in non-qualifying REIT activities, is subject to federal, state and local income taxes.

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

Related Party Transactions

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, one of the Company’s members, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the years ended December 31, 2025 and 2024, the Company recognized $0.7 million and $0.8 million of fee income, respectively, which is recorded in other income on the consolidated statements of operations. No such amounts were recorded for the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023.

In accordance with the terms of the service contract and related arrangements, during the year ended December 31, 2025, the Company agreed to dispose of certain real estate assets held on behalf of PCSD Ivory Private Limited and recorded a related party liability equal to the fair value of the real estate assets. Such related party liability balance was $27.0 million as of December 31, 2025, which is included in accrued expenses, deferred revenue and other liabilities, on the consolidated balance sheet.

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

(a)
For the period from January 1, 2023 to February 2, 2023 excludes 197,026 shares related to unvested restricted shares as the effect would have been antidilutive.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which, effective for annual periods in fiscal years beginning after December 15, 2024, requires enhanced income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. For the year ended December 31, 2025 (i) the Company adopted ASU 2023-09 in accordance with the prospective transition method, and consequently, financial statements for prior periods have not been retrospectively adjusted and remain presented under the previous accounting guidance, and (ii) the adoption of ASU 2023-09 had no material impact on the Company's financial statements or related disclosures.

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

3. Investments

At December 31, 2025, STORE Capital had investments in 3,576 property locations representing 3,400 owned properties (of which 240 are accounted for as financing arrangements and 138 are accounted for as sales-type leases), 22 properties where all the related land is subject to an operating ground lease and 154 properties which secure mortgage loans. The gross investment portfolio totaled $17.2 billion at December 31, 2025, and consisted of the gross acquisition cost of real estate investments totaling $14.0 billion, including an offset by intangible lease liabilities totaling $135.1 million, loans and financing receivables with an aggregate carrying amount of $3.1 billion and operating ground lease assets totaling $53.7 million. As of December 31, 2025, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries that are pledged as collateral under the non‑recourse obligations of such special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. For the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 to February 2, 2023, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Successor		Predecessor
	Number of	Dollar	Number of	Dollar
	Investment	Amount of	Investment	Amount of
	Locations	Investments	Locations	Investments
Gross investments, December 31, 2022			3,084	12,079,843
Acquisition of and additions to real estate (a)(c)			19	42,452
Investment in loans and financing receivables			1	82,112
Sales of real estate			(1)	(760)
Principal collections on loans and financing receivables			(2)	(468)
Net change in operating ground lease assets (b)				(125)
Other				4,430
Gross investments, February 2, 2023			3,101	12,207,484
Gross investments, February 3, 2023	3,101	$14,201,731
Acquisition of and additions to real estate (a)(d)	112	517,624
Investment in loans and financing receivables	40	598,990
Sales of real estate, loans and financing receivables (g)	(40)	(404,939)
Principal collections on loans and financing receivables	(7)	(74,408)
Net change in operating ground lease assets (b)		(737)
Provisions for impairment		(25,265)
Other		(11,362)
Gross investments, December 31, 2023	3,206	14,801,634
Acquisition of and additions to real estate (a)(e)(h)	122	687,307
Investment in loans and financing receivables (a)	88	673,322
Sales of real estate	(104)	(340,247)
Principal collections on loans and financing receivables	—	(1,636)
Net change in operating ground lease assets (b)		5,178
Provisions for impairment		(31,911)
Other		22,498
Gross investments, December 31, 2024 (o)	3,312	15,816,145
Acquisition of and additions to real estate (a)(f)(i)(m)(n)	172	822,445
Investment in loans and financing receivables (a)(n)	201	1,043,951
Sales of real estate	(109)	(442,335)
Principal collections on loans and financing receivables		(8,251)
Net change in operating ground lease assets (b)		(3,538)
Provisions for impairment		(35,062)
Other		(23,431)
Gross investments, December 31, 2025 (j)(l)(o)		17,169,924
Less accumulated depreciation and amortization (j)(l)		(1,579,782)
Net investments, December 31, 2025 (k)	3,576	$15,590,142

a)
For the period from January 1, 2023 through February 2, 2023, the period from February 3, 2023 through December 31, 2023 and the years ended December 31, 2024 and 2025, includes $0.2 million, $2.9 million, $2.6 million and $4.6 million, respectively, of interest capitalized to properties under construction.
b)
During the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through December 31, 2023, represents amortization recognized on operating ground lease assets; during the year ended December 31, 2024, includes new operating ground lease assets recognized net of amortization; during the year ended December 31, 2025, includes the disposal of operating ground lease assets net of amortization.
c)
Excludes $5.2 million of tenant improvement advances disbursed from January 1, 2023 to February 2, 2023 which were accrued as of December 31, 2022.
d)
Excludes $15.1 million of tenant improvement advances disbursed from February 3, 2023 to December 31, 2023 which were accrued as of February 2, 2023.
e)
Excludes $25.3 million of tenant improvement advances disbursed in 2024 which were accrued as of December 31, 2023.
f)
Excludes $26.2 million of tenant improvement advances disbursed in 2025 which were accrued as of December 31, 2024.
g)
Includes the sale of certain loans and financing receivables with an aggregate carrying value of $332.0 million to a related party.
h)
Includes $16.3 million of tenant funded improvements during 2024.
i)
Includes $2.0 million of tenant funded improvements during 2025.
j)
Includes the below-market lease liabilities ($135.1 million) and the accumulated amortization ($23.4 million) of the liabilities recorded on the consolidated balance sheet as intangible lease liabilities as of December 31, 2025.
k)
In connection with certain acquisitions completed during the year ended December 31, 2025, the Company modified existing operating leases in a manner which required them to be accounted for as finance leases in accordance with ASC Topic 842. As a result, the Company reclassified $121.1 million of net real estate investments to loans and financing receivables, net on the consolidated balance sheets. The Company also recognized a $10.9 million non-cash net loss in connection with these modifications which is included in net gain (loss) on dispositions of real estate in the consolidated statements of operations. Similarly, during the year ended December 31, 2024, the Company reclassified $156.5 million of net real estate investments to loans and financing receivables, net on the consolidated balance sheet and recognized a $16.0 million non-cash net gain.
l)
Includes $8.4 million of gross investments and $0.1 million of accumulated depreciation related to real estate investments held for sale at December 31, 2025.
m)
Includes non-cash acquisition of $18.4 million of real estate improvements.
n)
Includes $64.7 million of total non-cash real estate and financing receivables acquired in connection with holdback arrangements.
o)
Includes $27.3 million and $23.7 million of interest income receivables associated with certain financing arrangements as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Rental revenues:
Operating leases (a)	$1,019,023	$982,847	$862,891	$75,005
Sublease income - operating ground leases (b)	2,935	2,966	2,577	234
Amortization of lease related intangibles and costs	5,379	4,056	5,239	(231)
Total rental revenues	$1,027,337	$989,869	$870,707	$75,008

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$29,747	$33,434	$33,885	$2,434
Sale-leaseback transactions accounted for as financing arrangements	117,263	79,182	31,760	2,444
Sales-type and financing receivables	54,953	28,816	10,822	448
Total interest income on loans and financing receivables	$201,963	$141,432	$76,467	$5,326

(a)
For the years ended December 31, 2025, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023, includes $4.1 million, $4.5 million, $3.3 million and $252,000, respectively, of property tax tenant reimbursement revenue and includes $1.1 million, $1.3 million, $1.0 million and $24,000, respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 673 customers who operate their businesses across 143 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at December 31, 2025, are service at 61%, service-oriented retail at 12% and manufacturing at 27%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at December 31, 2025. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at December 31, 2025, with the largest customer representing 3.1% of the total investment portfolio. On an annualized basis, as of December 31, 2025, the largest customer represented approximately 3.2% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at December 31, 2025 was approximately 14.8 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At December 31, 2025, 24 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of December 31, 2025 are as follows (in thousands):

2026	$1,017,163
2027	1,013,442
2028	1,000,940
2029	981,005
2030	959,963
Thereafter	8,938,195
Total future minimum rentals (a)	$13,910,708

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization at December 31 (in thousands):

	2025	2024
In-place leases (a)	$524,648	$551,442
Above-market leases	35,069	37,193
Total intangible lease assets	559,717	588,635
Accumulated amortization (a)	(142,081)	(99,007)
Net intangible lease assets	$417,636	$489,628

(a)
Includes the dollar amount of in-place lease intangibles ($39,000) and the related accumulated amortization ($6,000) associated with the real estate investments held for sale at December 31, 2025.

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $54.4 million, $54.5 million, $50.7 million and $0.3 million during the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023, respectively. The amount amortized as a decrease to rental revenue for capitalized above‑market lease intangibles was $3.3 million during the year ended December 31, 2025 and $2.8 million during both the year ended December 31, 2024 and the period from February 3, 2023 through December 31, 2023. For the period from January 1, 2023 through February 2, 2023, there was no amortization of above-market lease intangibles.

Based on the balance of the intangible lease assets as of December 31, 2025, the aggregate amortization expense is expected to be $44.7 million in 2026, $43.1 million in 2027, $41.0 million in 2028, $38.4 million in 2029, $35.6 million in 2030 and $187.4 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $2.6 million in 2026, $2.6 million in 2027, $2.5 million in 2028, $2.4 million in 2029, $2.3 million in 2030 and $15.0 million thereafter. The weighted average remaining amortization period is approximately 10.9 years for the in‑place lease intangibles, and approximately 12.8 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization as of December 31 (in thousands):

	2025	2024
Below-market leases	$135,140	$141,262
Accumulated amortization	(23,422)	(16,167)
Net intangible lease liabilities (a)	$111,718	$125,095
(a)
Includes the dollar amount of below-market lease intangibles ($14,000) and the related accumulated amortization ($2,000) associated with the real estate investments held for sale at December 31, 2025.

Lease intangible liabilities are amortized as an increase to rental revenues. For the years ended December 31, 2025, December 31, 2024 and the period from February 3, 2023 through December 31, 2023, amortization was $9.6 million, $10.6 million and $8.3 million, respectively. There was no amortization of below-market lease intangibles for the period from January 1, 2023 through February 2, 2023. Based on the balance of the intangible liabilities at December 31, 2025, the amortization included in rental revenue is expected to be $7.9 million in 2026, $7.8 million in 2027, $7.6 million in 2028, $7.4 million in 2029, $6.8 million in 2030 and $74.2 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 22.3 years.

Operating Ground Lease Assets

As of December 31, 2025, STORE Capital had operating ground lease assets aggregating $53.7 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $3.9 million, $4.0 million, $3.2 million and $273,000 for the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $2.9 million, $3.0 million, $2.6 million and $234,000 for the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023, respectively. The Company’s ground leases have remaining terms ranging from 3 to 86 years, some of which have one or more options to extend the lease for terms ranging from two years to ten years. The weighted average remaining non-cancelable lease term for the ground leases was 25 years at December 31, 2025. The weighted average discount rate used in calculating the operating lease liabilities was 5.6%.

The future minimum lease payments to be paid under the operating ground leases as of December 31, 2025 were as follows (in thousands):

		Ground Leases
	Ground Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
2026	$57	$2,562	$2,619
2027	57	2,562	2,619
2028	57	2,592	2,649
2029	58	2,680	2,738
2030	60	2,700	2,760
Thereafter	3,198	103,317	106,515
Total lease payments	3,487	116,413	119,900
Less imputed interest	(2,870)	(69,439)	(72,309)
Total operating lease liabilities - ground leases	$617	$46,974	$47,591

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $116.4 million commitment, $85.7 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under one lease where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Loans and Financing Receivables

The Company’s loans and financing receivables include investments in real estate accounted for as financing arrangements and sales-type financing receivables as well as a smaller portion of investments made by issuing mortgage loans. Investments in real estate are recorded as loans and financing receivables on the balance sheet if the terms of a lease contract require the Company to account for the lease as a financing lease or if a lease specifically associated with a sale-leaseback transaction contains certain terms, such as a purchase option, the transaction is required to be accounted for as a financing arrangement. The Company’s loans and financing receivables are summarized below (dollars in thousands):

	Interest	Maturity	December 31,
Type	Rate (a)	Date	2025	2024
Investments in real estate included in loans and financing receivables:
Sale-leaseback transactions accounted for as financing arrangements (b)(c)	8.59%	2034 - 2122	$1,707,510	$1,163,118
Sales-type financing receivables	8.85%	2032 - 2056	814,341	556,879
Total investments in real estate included in loans and financing receivables			2,521,851	1,719,997
Principal amount outstanding—loans receivable:
Twenty-two mortgage loans receivable (d)	8.87%	2026 - 2066	561,206	231,536
Equipment and other loans receivable	10.19%	2026 - 2038	27,667	27,828
Total principal amount outstanding—loans receivable			588,873	259,364
Unamortized loan origination costs			2,152	686
Unamortized loan premium			522	642
Allowance for credit and loan losses (e)			(23,072)	(15,979)
Total loans and financing receivables			$3,090,326	$1,964,710

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
(c)
Includes $27.3 million and $23.7 million of interest income receivables associated with certain financing arrangements as of December 31, 2025 and December 31, 2024, respectively.
(d)
Ten of these mortgage loans allow for prepayment with a penalty ranging from 20% to 70% depending on the timing of the prepayment. Two of these mortgages may be prepaid in whole or in part, the remaining eight allow for prepayment only in full.
(e)
Balance shown is net of $2.6 million of loans that were written-off against previously established reserves.

Loans Receivable

At December 31, 2025, the Company held 35 loans receivable with an aggregate carrying amount of $589.0 million. Twenty‑two of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 15 of the mortgage loans are subject to increases over the term of the loans. The mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 15 to 40 year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

The long-term mortgage loans receivable generally allow for prepayments without penalty or with penalties ranging from 1% to 15%, depending on the timing of the prepayment, except as noted in the table above. Equipment and other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
2026	$5,960	$21,062	$27,022
2027	9,261	—	9,261
2028	10,447	1,449	11,896
2029	11,450	1,500	12,950
2030	8,298	195,564	203,862
Thereafter	84,786	239,096	323,882
Total principal payments	$130,202	$458,671	$588,873

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of December 31, 2025 and 2024, the Company had $1.7 billion and $1.2 billion, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of December 31, 2025, were as follows (in thousands):

2026	$145,297
2027	147,918
2028	150,608
2029	153,479
2030	156,432
Thereafter	4,540,114
Total future scheduled payments	$5,293,848

Sales-Type Financing Receivables

As of December 31, 2025 and 2024, the Company had $814.3 million and $556.9 million, respectively, of investments accounted for as sales-type leases; the components of these investments were as follows (in thousands):

	December 31,
	2025	2024
Minimum lease payments receivable	$2,282,291	$1,580,222
Estimated residual value of leased assets	12,661	9,229
Unearned income	(1,480,611)	(1,032,572)
Net investment	$814,341	$556,879

As of December 31, 2025, the future minimum lease payments to be received under the sales-type lease receivables are expected to be $67.5 million in 2026, $69.4 million in 2027, $70.7 million in 2028, $72.0 million in 2029, $73.7 million in 2030 and $1.9 billion thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each loan or financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of December 31, 2025, $285.8 million of loans and financing receivables were categorized as investment grade and $2.8 billion were categorized as non-investment grade. During the year ended December 31, 2025, there were $9.7 million of net provisions for credit losses recognized. During the year ended December 31, 2025, there were $2.6 million of write-offs charged against the allowance and no recoveries of amounts previously written off.

As of December 31, 2025, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $60.4 million in 2025, $115.5 million in 2024, $85.2 million in 2023, none in 2022, none in 2021 and $24.7 million prior to 2021. The year of origination for loans and financing receivables with a credit quality indicator of non‑investment grade was $1.1 billion in 2025, $812.1 million in 2024, $545.5 million in 2023, $95.6 million in 2022, $72.5 million in 2021 and $245.3 million prior to 2021.

4. Debt

Credit Facility

The Company has a credit agreement, which was amended and restated in September 2025 (the “Unsecured Credit Agreement”), with a group of lenders which provides for an unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) and senior unsecured, variable-rate term loans which are discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. The Unsecured Revolving Credit Facility has an increased borrowing capacity of $1.25 billion from the previous capacity of $753.9 million, matures in September 2029 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At December 31, 2025, the Company had $583.6 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) Daily Simple SOFR plus a spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.40%. The spread used is based on the Company’s credit rating as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30% based on the Company’s credit rating. As of December 31, 2025, the applicable spread for SOFR-based borrowings is 0.85% and the facility fee is 0.20%. As of December 31, 2025, the Company has five interest rate swap agreements with an aggregate notional value of $373.6 million that effectively convert a portion of the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.7360%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $11.5 billion at December 31, 2025. The facility is recourse to the Company and, as of December 31, 2025, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.9 billion as amended in September 2025.

At December 31, 2025 and 2024, unamortized financing costs related to the Company’s credit facility totaled $11.7 million and $4.1 million, respectively, and are included in other assets, net, on the consolidated balance sheets.

Unsecured Notes and Term Loans Payable, net

The Company has previously completed four public offerings of ten-year unsecured notes (“Public Notes”). In March 2018, February 2019 and November 2020, the Company completed public offerings of $350.0 million each in aggregate principal amount. In November 2021, the Company completed a public offering of $375.0 million in aggregate principal amount. The Public Notes have coupon rates of 4.50%, 4.625%, 2.75% and 2.70%, respectively, and interest is payable semi-annually in arrears in March and September of each year for the 2018 and 2019 Public Notes, May and November of each year for the 2020 Public Notes, and June and December of each year for the 2021 Public Notes.

In March 2025, the Company completed a private offering of $350.0 million in aggregate principal amount of five-year senior unsecured notes (the “2025 Notes”). The 2025 Notes have a coupon rate of 5.40% and interest is payable semi-annually in arrears in April and October of each year. The 2025 Notes were issued at 99.935% of their principal amount. In December 2025, the Company filed a registration statement with the SEC to offer to exchange these notes for a new issue of public notes registered under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer expired on February 5, 2026, and the tendered 2025 Notes were exchanged for new registered notes with substantially identical terms.

In February 2026, the Company completed a private offering of $450.0 million in aggregate principal amount of five-year senior unsecured notes (the “2026 Notes”). The 2026 Notes have a coupon rate of 4.95% and interest is payable semi-annually in arrears in February and August of each year, commencing on August 11, 2026. The notes were issued at 99.952% of their principal amount.

The supplemental indentures governing the Public Notes and 2025 Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of December 31, 2025, the Company was in compliance with these covenants. The Public Notes and 2025 Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company has entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). At December 31, 2025, the Company had $82.0 million of Notes outstanding. Interest on the Notes is payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes may be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) fail to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtains an investment grade credit rating. The Company may prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes are senior unsecured obligations of the Company.

The NPAs contain a number of financial covenants that are similar to the covenants contained in the Company’s Unsecured Credit Agreement as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes will become due and payable at the option of the purchasers. As of December 31, 2025, the Company was in compliance with its covenants under the NPAs.

The Company’s Unsecured Credit Agreement, provides for the Company’s Unsecured Revolving Credit Facility, as discussed above, and two senior unsecured variable-rate term loans which were amended and restated in September 2025 (collectively the “Unsecured Term Loans”). As of December 31, 2025, the Tranche A-1 Term Loan (“Tranche A-1 Term Loan”) had a balance of $1.0 billion and matures in September 2030. The Tranche A-2 Term Loan (“Tranche A-2 Term Loan”) had a balance of $650.0 million and matures in September 2028 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee.

The interest rate on each of the Unsecured Term Loans resets at Daily Simple SOFR plus a credit rating-based spread ranging from 0.75% to 1.60%. At December 31, 2025, the spread applicable to the Company was 0.95%. As of December 31, 2025, the Company had ten interest rate swap agreements, with an aggregate notional value of $1.0 billion, which effectively convert the Tranche A-1 Term Loan borrowings to an all-in fixed rate of 4.0263% and six interest rate swap agreements, with an aggregate notional value of $650.0 million, which effectively convert the Tranche A-2 Term Loan borrowings to an all-in fixed rate of 4.8878%.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2025, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity	Interest	December 31,
	Date	Rate	2025	2024
Notes Payable:
Series C issued April 2016	Apr. 2026	4.73%	$82,000	$82,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Notes issued March 2025	Apr. 2030	5.40%	350,000	—
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			1,857,000	1,507,000
Term Loans:
Tranche A-2 Term Loan	Sep. 2028	4.8878% (a)	650,000	727,500
Tranche A-1 Term Loan	Sep. 2030	4.0263% (b)	1,000,000	921,100
Total term loans			1,650,000	1,648,600
Unamortized discount			(138,030)	(169,356)
Unamortized deferred financing costs			(20,059)	(9,144)
Total unsecured notes and term loans payable, net			$3,348,911	$2,977,100

(a)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus the applicable spread, which was 0.95% at December 31, 2025. The Company has six interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of December 31, 2025.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus the applicable spread, which was 0.95% at December 31, 2025. The Company has ten interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of December 31, 2025.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $230.0 million at December 31, 2025.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of December 31, 2025, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $5.4 billion.

Certain of the consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $233.5 million at December 31, 2025.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest	December 31,
	Date	Rate	2025	2024
Non-recourse net-lease mortgage notes:
$270,000 Series 2015-1, Class A-2 (e)		4.17%	—	256,951
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (a)	3.96%	161,786	166,666
$82,000 Series 2019-1, Class A-1	Nov. 2026 (a)	2.82%	76,950	77,360
$46,000 Series 2019-1, Class A-3	Nov. 2026 (a)	3.32%	44,601	44,831
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (a)	4.32%	110,869	114,098
$228,000 Series 2018-1, Class A-2	Oct. 2027 (b)	4.29%	206,798	209,079
$164,000 Series 2018-1, Class A-4	Oct. 2027 (b)	4.74%	153,887	155,527
$346,000 Series 2023-1, Class A-1	May 2028 (a)	6.19%	341,531	343,261
$182,000 Series 2023-1, Class A-2	May 2028 (a)	6.92%	179,649	180,559
$168,500 Series 2021-1, Class A-1	Jun. 2028 (a)	2.12%	164,709	165,551
$89,000 Series 2021-1, Class A-3	Jun. 2028 (a)	2.86%	86,997	87,442
$74,400 Series 2024-1, Class A-1	Apr. 2029 (a)	5.69%	73,780	74,152
$25,600 Series 2024-1, Class A-3	Apr. 2029 (a)	5.93%	25,387	25,515
$107,200 Series 2025-1, Class A-1	Sep. 2030 (a)	4.76%	107,066	—
$17,800 Series 2025-1, Class A-4	Sep. 2030 (a)	4.95%	17,778	—
$260,600 Series 2024-1, Class A-2	Apr. 2031 (a)	5.70%	258,428	259,731
$89,400 Series 2024-1, Class A-4	Apr. 2031 (a)	5.94%	88,655	89,102
$268,000 Series 2025-1, Class A-2	Sep. 2032 (a)	4.98%	267,665	—
$44,500 Series 2025-1, Class A-5	Sep. 2032 (a)	5.17%	44,444	—
$168,500 Series 2021-1, Class A-2	Jun. 2033 (b)	2.96%	164,709	165,551
$89,000 Series 2021-1, Class A-4	Jun. 2033 (b)	3.70%	86,997	87,442
$244,000 Series 2019-1, Class A-2	Nov. 2034 (b)	3.65%	228,974	230,194
$136,000 Series 2019-1, Class A-4	Nov. 2034 (b)	4.49%	131,863	132,543
$160,800 Series 2025-1, Class A-3	Sep. 2035 (b)	5.19%	160,599	—
$26,700 Series 2025-1, Class A-6	Sep. 2035 (b)	5.39%	26,668	—
Total non-recourse net-lease mortgage notes			3,210,790	2,865,555
Non-recourse mortgage notes:
$65,000 note issued June 2016	Jul. 2026 (c)	4.75%	53,876	55,313
$41,690 note issued March 2019	Mar. 2029 (d)	4.80%	38,585	39,313
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (c)	4.64%	5,619	5,749
Total non-recourse mortgage notes			98,080	100,375
Unamortized discount			(101,954)	(130,111)
Unamortized deferred financing costs			(7,889)	(4,812)
Total non-recourse debt obligations of consolidated special purpose entities, net			$3,199,027	$2,831,007

(a)
Prepayable, without penalty, 24 months prior to maturity.
(b)
Prepayable, without penalty, 36 months prior to maturity.
(c)
Prepayable, without penalty, three months prior to maturity.
(d)
Prepayable, without penalty, four months prior to maturity.
(e)
Repaid in full at maturity, without penalty, in April 2025 using a portion of the proceeds from the $350.0 million 2025 Notes issued.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of December 31, 2025, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $10.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long Term Debt Maturity Schedule

As of December 31, 2025, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
2026	$25,743	$414,142	$439,885
2027	17,237	460,472	477,709
2028	10,966	1,763,615	1,774,581
2029	8,483	483,585	492,068
2030	8,019	1,821,928	1,829,947
Thereafter	22,678	1,779,002	1,801,680
	$93,126	$6,722,744	$6,815,870

5. Income Taxes

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

Following the Merger, the Company’s ownership structure and status as a privately held REIT caused multiple state income tax jurisdictions to view the Company as a captive REIT, resulting in state income tax liabilities to which the Company was not previously subject when it was publicly traded. During the year ended December 31, 2025, the Company’s status as a captive REIT ceased in most states, which significantly reduced current and future state income tax liabilities resulting from the captive REIT status. As such, the Company expects its state effective income tax rate, with respect to most jurisdictions, to be zero for the foreseeable future. After applying the projected future effective income tax rate of approximately zero to the Company’s temporary differences, the $11.7 million balance in its net deferred tax liability recorded at December 31, 2024 was reversed in full during 2025, resulting in the recognition of a net tax benefit.

The components of the Company's income tax provision are listed below (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Current state income tax expense	$1,753	$6,079	$6,776	$703
Deferred state income tax (benefit) expense	(11,659)	(4,132)	15,791	—
Total income tax (benefit) expense	$(9,906)	$1,947	$22,567	$703

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision (benefit) for income taxes is shown below (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024		Period from February 3, 2023 through December 31, 2023 (a)
	Amount	Percent	Amount	Percent	Amount	Percent

Income (loss) before taxes	$157,464	100.0%	$126,040	100.0%	$(116,092)	100.0%

Income tax expense (benefit) at federal statutory rate	33,067	21.0%	26,469	21.0%	(24,379)	21.0%
State taxes, net of federal benefit (b)	(9,906)	(6.3)%	2,554	2.0%	(1,109)	1.0%
Income excluded from US taxation (c)	(33,067)	(21.0)%	(26,469)	(21.0)%	24,379	(21.0)%
Difference and changes in tax rates	—	—	2,249	1.8%	(86)	0.1%
Return to provision and other	—	—	(612)	(0.5)%	255	(0.2)%
Change in valuation allowance	—	—	(2,244)	(1.8)%	23,507	(20.3)%
Tax on income	$(9,906)	(6.3)%	$1,947	1.5%	$22,567	(19.4)%

(a)
The Company’s income tax expense was immaterial for the period from January 1, 2023 to February 2, 2023, therefore a reconciliation was not presented for such period.
(b)
State taxes in Illinois, Indiana and New York made up the majority (greater than 50%) of the tax effect in this category.
(c)
For the year ended December 31, 2025, income excluded from US taxation represents the effect of the dividends paid deduction.

As required by ASC Topic 740, Income Taxes, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets, which is ultimately dependent upon the sources of future taxable income during the periods temporary differences become deductible. Based on the weight of available evidence, both positive and negative, during the year ended December 31, 2024, management determined that it was "more-likely-than-not" that the Company would not realize the benefits of some of its deferred tax assets. Accordingly, the Company recorded a valuation allowance of $24.2 million at December 31, 2024. Because the Company’s status as a captive REIT ceased in most states during the year ended December 31, 2025, the $24.2 million valuation allowance, in addition to all gross deferred tax assets and liabilities, was reversed in full during the same period. As a result, the Company had no gross or net deferred tax assets or liabilities recorded on its balance sheet, nor did it present a schedule of tax effected significant temporary differences as of and for the period ended December 31, 2025.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 were as follows (in thousands):

Deferred tax assets:
Property and equipment, net	$22,538
Other deferred tax asset	2,326
Total deferred tax assets	24,864
Less valuation allowance	(24,173)
Net deferred tax asset	691
Deferred tax liabilities:
Intangible assets	(6,437)
Ground lease assets	(965)
Debt discount and deferred financing costs	(4,827)
Other deferred tax liabilities	(121)
Total deferred tax liabilities	(12,350)
Net deferred tax liability	$(11,659)

Certain state tax returns filed for 2021 and federal and state tax returns filed for 2022 through 2024 are subject to examination by these jurisdictions. As of December 31, 2025, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at December 31, 2025 or December 31, 2024.

The Company’s common stock distributions were characterized for federal income tax purposes as follows (per share for Predecessor periods):

	Successor (a)			Predecessor (b)
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Ordinary income dividends	$383,938,534	$352,856,002	$284,026,090	$—
Return of capital	416,261,466	386,143,998	225,973,910	—
Cash liquidation distributions	—	—	—	32.2500
Total	$800,200,000	$739,000,000	$510,000,000	$32.2500

(a)
For the Successor periods ended December 31, 2025, 2024 and 2023, there were 1,000 common shares authorized, issued and outstanding. Successor preferred shares and distributions thereon are excluded from the table above.
(b)
For the Predecessor period ended February 2, 2023, there were 375,000,000 common shares authorized and 282,684,998 shares issued and outstanding.

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

Members’ Equity (Successor)

In connection with the Merger, the Company issued 1,000 common units (“Common Units”) to its members for an aggregate cash amount of $8.3 billion. Prior to the Merger, the Company issued 125 Series A Preferred Units (the “Preferred Units”) for an aggregate cash amount of $125,000. The issuance of the Preferred Units was made through a private placement in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder. Additionally, during the year ended December 31, 2025, one of the Company’s wholly-owned subsidiaries issued 125 Series B Preferred Units for an aggregate cash amount of $125,000.

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

The following table summarizes the restricted stock award (“RSA”) activity:

	Predecessor
	Period from January 1, 2023 through February 2, 2023
		Weighted
	Number of	Average Share
	Shares	Price (b)
Outstanding non-vested shares, beginning of year	446,847	$27.79
Shares vested	—	32.25
Outstanding non-vested shares, end of period (a)	446,847	$—

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

As of December 31, 2022, the Company had 1,222,038 non-vested and outstanding RSUs. In connection with the completion of the Merger on February 3, 2023, 506,136 outstanding performance-based RSUs became earned and vested in accordance with the actual level of performance of STORE or a minimum of target as of the date of the Merger Agreement and 715,902 shares were forfeited.

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

Compensation expense for equity‑based payments totaled $1.0 million for period from January 1, 2023 through February 2, 2023 and is included in general and administrative expenses. In conjunction with the accelerated vesting of outstanding equity awards, the compensation expense for equity-based payments was $16.4 million which was presented “on-the-line” at the closing of the Merger.

During 2023, the Company replaced the historical stock compensation program with a long-term cash incentive program. Certain members of management were granted long-term cash-based incentive awards that vest at the end of a three-year performance period ending December 31, 2025, based on the achievement of specified corporate performance metrics and are paid following certification of achievement of such metrics. Employees were granted time-based cash awards that vest and are paid out ratably over a three-year period.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of December 31, 2025, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $302.6 million, of which $290.1 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

The Company has entered into lease agreements with an unrelated third party for its corporate office space that will expire in July 2027 and July 2029; the leases each allow for one five-year renewal period at the option of the Company. For the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023, total rent expense was $946,000, $946,000, $874,000 and $77,000, respectively, which is included in general and administrative expense on the consolidated statements of operations. At December 31, 2025, the Company’s future minimum rental commitment under this noncancelable operating lease, excluding the renewal option period, was approximately $1.0 million in 2026, $701,000 in 2027, $188,000 in 2028 and $104,000 in 2029. Upon adoption of ASC Topic 842, the Company recorded a right-of-use asset and lease liability related to this lease; at December 31, 2025, the balance of the right-of-use asset was $1.7 million, which is included in other assets, net on the consolidated balance sheets, and the balance of the related lease liability was $1.9 million.

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

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan is available to employees who have completed 30 days of service with the Company. STORE Capital provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. For the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023, the matching contributions made by the Company totaled approximately $798,000, $746,000, $704,000 and $21,000, respectively.

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

The following table summarizes the net derivative balances recorded on the consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association agreement (in thousands):

	December 31,
	2025	2024
Derivative assets:
Net derivative assets presented in the consolidated balance sheets	$5,676	$32,535
Gross amount of eligible offsetting recognized derivative liabilities	3,497	2,656
Gross amount of derivative assets	$9,173	$35,191

Derivative liabilities:
Net derivative liabilities presented in the consolidated balance sheets	$(7,142)	$—
Gross amount of eligible offsetting recognized derivative assets	(3,497)	(2,656)
Gross amount of derivative liabilities	$(10,639)	$(2,656)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at December 31, 2025 and 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At December 31, 2025, these debt obligations had an aggregate carrying value of $6.5 billion and an estimated fair value of $6.7 billion. At December 31, 2024, these debt obligations had an aggregate carrying value of $5.8 billion and an estimated fair value of $5.8 billion.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Mary B. Fedewa	60	President, Chief Executive Officer and Director
Cai Wenzheng	43	Director, Co-Chairman
Marc Zahr	46	Director, Co-Chairman
Grace Bucchianeri	47	Director
Colleen Collins	47	Director
Jesse Hom	42	Director
Luiz Paiva	34	Director
Jared Sheiker	33	Director
Thomas Shin	43	Director
Craig A. Barnett	48	Executive Vice President – Chief Operating Officer
Ashley A. Dembowski	40	Executive Vice President – Chief Financial Officer
Lori Markson	53	Executive Vice President – Portfolio Operations
David Alexander McElyea	51	Executive Vice President – Portfolio Management & Business Analytics

Set forth below is biographical information with respect to each of our directors and executive officers as of the date of this Annual Report. With respect to the directors, the following information also describes the specific experience, qualifications, attributes and skills that qualify each director to serve on STORE’s Board of Directors.

Directors

Mary B. Fedewa co-founded STORE in May 2011 and has served as STORE’s Chief Executive Officer and President since April 2021 and September 2020, respectively, having previously served as STORE’s Chief Operating Officer from October 2017 to September 2020, as Executive Vice President – Acquisitions, Assistant Secretary and Assistant Treasurer from May 2011 to October 2017, and as a director since 2016. Ms. Fedewa has over 20 years of experience in a broad range of financial services. Prior to co‑founding STORE, Ms. Fedewa spent several years investing as principal in single-tenant commercial real estate for private real estate companies. From 2004 to 2007, Ms. Fedewa was a Managing Director of Acquisitions at Spirit Finance Corporation (later renamed Spirit Realty Capital, Inc. and subsequently acquired by Realty Income Corporation (NYSE: O)) (“Spirit”), a real estate investment trust (“REIT”), originating net-lease transactions in a variety of industries across the United States. Prior to Spirit, Ms. Fedewa held numerous positions within GE Capital, including as a Senior Vice President of GE Capital Franchise Finance Corporation (“GE Franchise Finance”), which was the successor company to Franchise Finance Corporation of America (“FFCA”), a Scottsdale, Arizona-based REIT acquired by GE Capital in 2001. Throughout her GE Capital tenure, Ms. Fedewa held leadership positions within Mortgage Insurance, Private Label Financing and Commercial Finance. While at GE Capital, Ms. Fedewa was awarded a Six Sigma Black Belt and also served as a GE Quality Leader. Ms. Fedewa serves as a board member at Champion Homes, Inc. (NYSE: SKY). She is also a member of the Translational Genomics Research Institute (“TGen”) Foundation Board of Directors. Ms. Fedewa attended North Carolina State University, where she graduated summa cum laude with a B.A. degree in Business Management with a concentration in Finance.

Cai Wenzheng has served as a director since February 2025. Mr. Cai serves as the co-chair of the STORE Capital board, replacing Adam Gallistel upon his departure in 2025. Mr. Cai is the Head of Americas, Real Estate at GIC Real Estate. He joined the Real Estate Group in 2008. Prior to his current roles, he had invested across various global real estate markets based out of GIC’s New York, Shanghai and Singapore offices. Mr. Cai graduated from Singapore Management University.

Marc Zahr has served as a director since February 2023. Mr. Zahr serves as the co-chair of the STORE Capital board. He is the Founder, President and Chairman of the Board of Trustees of Blue Owl Real Estate Net Lease Trust, a private REIT, a member of the Blue Owl Capital Inc.’s Executive Committee, and a member of the firm’s Board of Directors. As the Head of the Blue Owl Real Assets platform, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the real estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. degree in Communications from the University of Dayton.

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

Colleen Collins has served as a director since February 2025. Ms. Collins is a Managing Director at Blue Owl. She serves as a member of the Blue Owl's Net Lease investment team responsible for sourcing single-tenant triple-net lease real estate assets. Before joining Blue Owl, Ms. Collins was with GE Capital for over 15 years. She helped in various leadership roles in corporate finance, including running commercial teams responsible for senior debt and fixed asset finance transactions. Ms. Collins also launched a $3 billion industrial finance business as a captive finance business. Before that, she worked at a wealth advisory firm for high-net-worth families. Ms. Collins earned a Bachelor of Science in Finance and Economics, summa cum laude, from Georgetown University. Additionally, she received an MBA from Northwestern University's Kellogg School of Management.

Jesse Hom has served as a director since February 2023. Mr. Hom joined Blue Owl Real Estate in April 2024 and serves as the Chief Investment Officer for Blue Owl Capital’s Real Assets platform. Prior to joining Blue Owl Real Estate, Mr. Hom had served with GIC since 2008 and was most recently its Managing Director and Global Head of Real Estate Credit and Capital Markets. Mr. Hom focused on driving performance and growth across both GIC’s Real Estate credit and equity businesses. Prior to joining GIC, Mr. Hom was an investment banking analyst at JP Morgan, where he focused on origination and structuring for their CMBS structured products group. Mr. Hom holds a bachelor’s degree in Real Estate Finance from the School of Hotel Administration at Cornell University.

Luiz Paiva has served as a director since November 2025. Mr. Paiva joined GIC in 2021 and is a Vice President on the Americas Real Estate Investment Team. In this role, Mr. Paiva oversees investments and relationships in Brazil and the rest of South America. Prior to joining GIC, Mr. Paiva was an investment banker at Artica Investments. Mr. Paiva holds a bachelor degree in Mechanical-Aeronautical Engineering from ITA - Instituto Tecnológico de Aeronáutica, where he graduated magna cum laude. He is also a CFA charterholder.

Jared Sheiker has served as a director since February 2025. Mr. Sheiker is a Managing Director and the Chief of Staff of Blue Owl’s Real Assets platform. In his role as Chief of Staff for Blue Owl Real Assets, where he serves as a member of the Investment Committee, he focuses on sourcing and structuring transactions, capital raising, and other real assets and corporate initiatives. Before joining Blue Owl, he was an Investment Banking Analyst at Keefe, Bruyette & Woods, a Stifel Company. Mr. Sheiker holds a BBA in Finance and Accounting from Emory University's Goizueta Business School.

Thomas Shin has served as a director since November 2025. Mr. Shin joined GIC in 2010 and is a Managing Director on the Americas Real Estate Investment Team. In this role, he leads the real estate team in San Francisco where he oversees fund investments and strategic alternative sectors, while serving as a member of the Americas Real Estate Investment Committee. Prior to joining GIC, he was an investment manager at Prologis. Mr. Shin holds a Bachelor of Science degree from Carnegie Mellon University.

Executive Officers

Craig A. Barnett has served as STORE’s Executive Vice President – Chief Operating Officer since January 2026, having previously served as Executive Vice President - Credit & Real Estate Underwriting since January 2024 and Executive Vice President – Underwriting & Portfolio Management from September 2020 through December 2023. Prior to his appointment as an Executive Vice President, Mr. Barnett served in various leadership roles at STORE for nearly 12 years, most recently as Senior Vice President – Portfolio Management. After joining STORE as a senior underwriter in 2011, Mr. Barnett played an integral role in growing STORE’s transaction volume to over $9.0 billion. Mr. Barnett has over 20 years of broad-based commercial real estate and REIT experience, including portfolio and investment management, capital transactions, investment analysis, underwriting and valuation. Prior to joining STORE, he was a Vice President of Franchise Capital Advisors and held leadership positions at GE Capital and FFCA. Mr. Barnett received a B.S. degree in Finance from Arizona State University’s W.P. Carey School of Business.

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

David Alexander McElyea has served as STORE’s Executive Vice President – Portfolio Management & Business Analytics since January 2024, having previously served as Executive Vice President – Data Analytics & Business Strategy from February 2022 through December 2023 and as Senior Vice President – Business Analytics from October 2021 to February 2022. In his capacity, Mr. McElyea oversees the management of STORE’s investment portfolio and the development of STORE’s advanced analytics models and the ongoing development of its enterprise business intelligence platform. Mr. McElyea has 20 years of experience in analytics roles within the financial services industry. Prior to joining STORE, Mr. McElyea spent four years with OneAZ Credit Union, most recently in the role of Chief Data Analytics Officer, and prior to that, Mr. McElyea spent five years with American Express Company in marketing science and analytics roles. Mr. McElyea earned a B.A. degree in Economics from Arizona State University and an M.B.A. degree from Arizona State University’s W.P. Carey School of Business.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees. A current version of this code is available free of charge by contacting Ashley A. Dembowski, our Executive Vice President - Chief Financial Officer and Secretary, at 8377 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255.

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

2025 Executive Compensation

In this section, we describe the material components of the executive compensation program for the Company’s Named Executive Officers (“NEOs”), whose compensation is set forth in the Summary Compensation Table below. We also provide an overview of the Company’s executive compensation philosophy and executive compensation program.

For 2025, the Company’s NEOs were:

Named Executive Officer	Title as of December 31, 2025
Mary B. Fedewa	Chief Executive Officer and President
Chad A. Freed (a)	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
Craig A. Barnett	Executive Vice President – Credit & Real Estate Underwriting
Tyler S. Maertz (a)	Executive Vice President – Acquisitions
Ashley A. Dembowski	Executive Vice President – Chief Financial Officer

a) Mr. Chad A. Freed, who served as the Company’s Executive Vice President - General Counsel, Chief Compliance Officer and Secretary, and Mr. Tyler S. Maertz, who served as the Company’s Executive Vice President – Acquisitions, each left their positions with the Company and its subsidiaries, effective as of January 9, 2026.

Compensation Philosophy and Objectives

For 2025, our Board of Directors approved a program that contained a competitive annual base salary but that was weighted towards variable at-risk pay elements through the use of short-term and long-term cash incentives. Under this program, NEOs are required to contribute to STORE’s achievement of measurable financial performance metrics in order to increase their cash compensation. Each element of the 2025 compensation program is discussed in more detail below.

How We Determine Compensation

Our Board of Directors oversees the design, development and implementation of the executive compensation program and is primarily responsible for reviewing and approving the compensation policies and the compensation paid to the NEOs. Our Chief Executive Officer works closely with the Board of Directors to provide input into the compensation program design.

Components of 2025 Compensation

For 2025, the components of the NEOs’ 2025 compensation were set forth in each executive’s employment agreement and consisted of three principal components:

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

• The long-term cash incentive awards are granted at the beginning of a performance period, with all amounts earned for such performance being vested and paid out at end of the period. For Ms. Fedewa and Messrs. Freed, Barnett and Maertz, awards under this program cliff vested as of the end of the three-year performance period ended December 31, 2025 and were paid following review of achievement of the stated performance metrics by the Board. Ms. Dembowski participated in the program for two of the three years in the performance period and her reward reflected a pro-rated payout. In each case, a single payment is made that covers the full three-year performance period.

Set forth below is a discussion of each of the principal components of 2025 compensation for the NEOs.

Base Salary

The following table shows the 2025 base salaries of the NEOs:

Name	Base Salary
Mary B. Fedewa	$815,000
Chad. A. Freed	447,000
Craig A. Barnett	410,000
Tyler S. Maertz	382,000
Ashley A. Dembowski	364,000

Short-Term Incentives

For 2025, the Board of Directors approved the following threshold, target and maximum cash bonus award opportunities, expressed as a percentage of base salary, which the NEOs were eligible to receive under the annual cash bonus program. Straight line interpolation is used to determine awards for results in between performance levels:

	Payout Opportunities
	(as a percentage of base salary)
Name	Threshold	Target	Maximum
Mary B. Fedewa	75.0%	150.0%	300.0%
Chad A. Freed	37.5%	75.0%	150.0%
Craig A. Barnett	37.5%	75.0%	150.0%
Tyler S. Maertz	37.5%	75.0%	150.0%
Ashley A. Dembowski	37.5%	75.0%	150.0%

The compensation program as adopted by the Board of Directors provided that all of the NEOs would be eligible to earn annual cash bonuses based on STORE’s achievement of identified corporate performance metrics (as described in more detail below).

The corporate performance metrics in effect for the 2025 annual cash bonus program included (as applicable to each NEO participant):

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

2025 Payouts

The following table shows the actual payouts for each NEO for 2025:

NEO	Actual Payout
Mary B. Fedewa	$2,200,500
Chad A. Freed	603,450
Craig A. Barnett	553,500
Tyler S. Maertz	515,700
Ashley A. Dembowski	491,400

Long-Term Incentives

During 2023, we initiated a long-term cash incentive program for Ms. Fedewa and Messrs. Freed, Barnett and Maertz. These cash-based awards were granted in 2023, covered the three-year performance period ended December 31, 2025, and cliff vested at the end of the three-year performance period ended December 31, 2025 based on the achievement of specified corporate performance metrics. Under the terms of the program, amounts determined to be earned for the three years are paid at the end of the performance period following completion of the performance period (i.e. no payments were made at the end of the first or second years during the period). During 2024, Ms. Dembowski was included in the aforementioned long-term cash incentive program and a prorated two-thirds of the award vested at the end of the performance period. The corporate performance metrics in effect for the long-term cash incentive program included:

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

Payouts for the Awards under the 2023-2025 Long-Term Cash Incentive Program

The following table shows the actual payouts for each NEO for the awards covering the three years in the 2023-2025 long-term cash incentive program:

NEO	Actual Payout (a)
Mary B. Fedewa	$15,185,871
Chad A. Freed	2,170,050
Craig A. Barnett	2,351,250
Tyler S. Maertz	1,766,124
Ashley A. Dembowski (b)	1,545,405

a)
These amounts were paid in full following the completion of the performance period. No amounts were paid under the program for the first or second years of the performance period.
b)
Pro-rated amount that reflects Ms. Dembowski’s participation for two years in the three-year program.

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

BOARD REPORT ON EXECUTIVE COMPENSATION

The Board of Directors has reviewed the disclosures in the section titled “Compensation Discussion and Analysis” contained in this Annual Report and has discussed such disclosures with the management of the Company. Based on such review and discussion, the Board of Directors recommended that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the year ended December 31, 2025.

The Board of Directors

Mary B. Fedewa

Cai Wenzheng

Marc Zahr

Grace Bucchianeri

Colleen Collins

Jesse Hom

Luiz Paiva

Jared Sheiker

Thomas Shin

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth for each of the Named Executive Officers the compensation amounts paid or earned for the fiscal years ended December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (a)	All Other Compensation (b)	Total
Mary B. Fedewa	2025	$815,000	$17,386,371	$34,335	$18,235,706
Chief Executive Officer and President	2024	795,000	1,642,399	34,135	2,471,534
	2023	795,000	2,378,428	36,035	3,209,463
Chad A. Freed (c)	2025	447,000	2,773,500	29,639	3,250,139
Executive Vice President – General Counsel, Chief Compliance	2024	430,000	452,278	29,439	911,717
Officer and Secretary	2023	420,000	628,264	28,839	1,077,103
Craig A. Barnett	2025	410,000	2,904,750	17,843	3,332,593
Executive Vice President – Credit & Real Estate Underwriting	2024	400,000	421,421	17,631	839,052
	2023	391,875	560,950	16,962	969,787
Tyler S. Maertz (c)	2025	382,000	2,281,824	22,509	2,686,333
Executive Vice President – Acquisitions	2024	373,000	355,700	22,123	750,823
	2023	365,750	523,553	17,302	906,605
Ashley A. Dembowski	2025	364,000	2,036,805	17,080	2,417,885
Executive Vice President – Chief Financial Officer	2024	350,000	435,994	13,800	799,794
	2023	282,994	279,980	13,200	576,174

a)
The amounts included in this column represent the annual cash incentive earned in the year indicated and paid in the following year. For Ms. Dembowski, the 2023, 2024 and 2025 amount also includes 33% of her time-based cash awards granted in 2023 that vested and are paid out ratably over a three-year period. For 2025, the amounts also include the performance-based long-term cash incentive awards which cliff vested at the end of the three-year performance period ended December 31, 2025. As noted above, under the terms of the long-term incentive program, amounts determined to be earned for the three years are paid at the end of the performance period following completion of the performance period (i.e. no payments were made at the end of the first or second years during the period). The table below sets forth the amounts earned in 2025 allocated between the annual cash bonus program and the long-term cash incentive program:

Name	2025 Annual Cash Bonus Program Earnings	2023-2025 Long-Term Cash Incentive Program Earnings
Mary B. Fedewa	$2,200,500	$15,185,871
Chad A. Freed	603,450	2,170,050
Craig A. Barnett	553,500	2,351,250
Tyler S. Maertz	515,700	1,766,124
Ashley A. Dembowski	491,400	1,545,405

b)
The following table sets forth the amounts of other compensation, including perquisites and other personal benefits, paid to, or on behalf of, the NEOs included in the “All Other Compensation” column. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to us.

Name	Year	Disability Insurance Premium	Annual Physical	Club Dues	401(k) Match	Total
Mary B. Fedewa	2025	$8,335	$—	$12,000	$14,000	$34,335
	2024	8,335	—	12,000	13,800	34,135
	2023	8,335	2,500	12,000	13,200	36,035
Chad A. Freed	2025	3,639	—	12,000	14,000	29,639
	2024	3,639	—	12,000	13,800	29,439
	2023	3,639	—	12,000	13,200	28,839
Craig A. Barnett	2025	3,272	—	571	14,000	17,843
	2024	3,272	—	559	13,800	17,631
	2023	3,272	—	490	13,200	16,962
Tyler S. Maertz	2025	3,059	—	5,450	14,000	22,509
	2024	3,059	—	5,264	13,800	22,123
	2023	3,059	—	1,043	13,200	17,302
Ashley A. Dembowski	2025	3,080	—	—	14,000	17,080
	2024	—	—	—	13,800	13,800
	2023	—	—	—	13,200	13,200

c)
Messrs. Freed and Maertz each left their positions with the Company and its subsidiaries, effective as of January 9, 2026.

Grants of Plan-Based Awards

The following table shows the grants of non-equity plan-based awards made during 2025 to the NEOs under the short-term annual incentive program. The Company made no grants under the long-term cash incentive program in 2025.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold	Target	Maximum
Mary B. Fedewa	$611,250	$1,222,500	$2,445,000
Chad A. Freed	167,625	335,250	670,500
Craig A. Barnett	153,750	307,500	615,000
Tyler S. Maertz	143,250	286,500	573,000
Ashley A. Dembowski	136,500	273,000	546,000

a)
The amounts reported in these columns represent the range of possible payouts under cash incentive awards that were granted to Mses. Fedewa and Dembowski and Messrs. Freed, Barnett, and Maertz in 2025 under the Company’s short-term annual cash bonus program. The cash awards are described in more detail in the section titled “Components of 2025 Compensation” under the heading “Short-Term Incentives.” The actual cash amounts paid to the NEOs for performance under the annual cash bonus program are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Pension Benefits and Nonqualified Deferred Compensation

There were no deferred compensation or defined benefit plans in place for 2025.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

During 2025, Mses. Fedewa and Dembowski and Messrs. Freed, Barnett and Maertz were party to employment agreements (the “2025 Employment Agreements”) with STORE Capital Advisors, LLC, an Arizona limited liability company and wholly owned subsidiary of STORE (“STORE Capital Advisors”), and STORE, as the guarantor of the obligations of STORE Capital Advisors thereunder. The 2025 Employment Agreements had terms that ran through February 2, 2026 and were subject to automatic one-year renewal terms unless either party gives the other not less than ninety (90) days’ advance notice of nonrenewal. The 2025 Employment Agreements included provisions that required STORE or its successors to pay or provide certain compensation and benefits to the NEOs in the event of certain terminations of employment. Effective January 1, 2026, the Company entered into amended and restated employment agreements with each of Mses. Fedewa and Dembowski and Mr. Barnett (the “2026 Employment Agreements” and together with the 2025 Employment Agreements, the “Employment Agreements”). The 2026 Employment Agreements provide for the same compensation payable in the event of a termination of the NEO’s employment under various circumstances as the 2025 Employment Agreements.

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

Without “Cause”(b) or for “Good Reason”(c)(d)

An amount equal to the sum of:
(i) for Ms. Fedewa, 1.5 times her base salary in effect on the date of termination and, for each other NEO, 1.0 times the executive’s base salary in effect on the date of termination, plus (ii) the target incentive bonus for which the NEO was eligible in the year of termination

Pro-Rated LTIP Payments, as defined above.

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

Potential Payments upon Termination

The following table shows the estimated payments that are payable to each NEO under the Employment Agreements if a termination “without cause” or resignation for “good reason,” had occurred on December 31, 2025.

Name	Benefit	Death or Disability	Termination without Cause or Resignation for Good Reason (a)
Mary B. Fedewa	Cash Severance	$1,222,500	$2,445,000
	Long-term Incentive Plan	15,185,871	15,185,871
	Health Benefits	18,978	12,652
	Total	16,427,349	17,643,523
Chad A. Freed	Cash Severance	335,250	782,250
	Long-term Incentive Plan	2,170,050	2,170,050
	Health Benefits	24,681	16,454
	Total	2,529,981	2,968,754
Craig A. Barnett	Cash Severance	307,500	717,500
	Long-term Incentive Plan	2,351,250	2,351,250
	Health Benefits	24,681	16,454
	Total	2,683,431	3,085,204
Tyler S. Maertz	Cash Severance	286,500	668,500
	Long-term Incentive Plan	1,766,124	1,766,124
	Health Benefits	24,681	16,454
	Total	2,077,305	2,451,078
Ashley A. Dembowski	Cash Severance	273,000	637,000
	Long-term Incentive Plan	1,545,405	1,545,405
	Health Benefits	22,821	15,214
	Total	1,841,226	2,197,619

a)
If a NEO was terminated for “cause” or resigned without “good reason” on December 31, 2025, the NEO would have been entitled to receive only his or her base salary, cash bonus and any other compensation-related payments that had been earned but not yet paid, and unreimbursed expenses that were owed as of the date of the termination, in each case that were related to any period of employment preceding the NEO’s termination date. The NEO would not have been entitled to any additional payments. The amounts listed reflect the final amounts awarded under the 2023-2025 long-term cash incentive program, which had a performance period ended December 31, 2025.

OTHER COMPENSATION MATTERS

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Ms. Fedewa, STORE Capital LLC’s Chief Executive Officer for 2025. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2025, the median of the annual total compensation (inclusive of base salary, bonus and other items, as discussed below) of all employees of the company (other than our Chief Executive Officer) was $152,541. The total annual compensation of Ms. Fedewa, as reported above in the Summary Compensation Table, was $18,235,706.

Based on this information, for 2025, the ratio of the annual total compensation of Ms. Fedewa, the Chief Executive Officer for fiscal 2025, to the median of the annual total compensation of all employees was 119.5 to 1. To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, we took the following steps:

•
We determined that, as of December 31, 2025, our employee population consisted of 121 individuals, all of whom were full-time employees located in the United States. We selected December 31, 2025 as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.
•
To identify the “median employee” from our employee population, we compared the amount of total compensation of our employees as reflected in our payroll records and reported to the Internal Revenue Service on Form W-2 for 2025. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our Chief Executive Officer, we did not make any cost-of-living adjustments in identifying the “median employee.”
•
Once we identified our median employee, we combined all the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $152,541. The difference between such employee’s base salary and the employee’s annual total compensation represents the employee’s annual bonus and company matching contributions on behalf of the employee to our 401(k) employee savings plan. Since we do not maintain a defined benefit or other actuarial plan for our employees, and do not otherwise provide a plan for payments or other benefits at, following or in connection with retirement, the “median employee’s” annual total compensation did not include amounts attributable to those types of arrangements.

Supplemental Pay Ratio

Under the long-term cash incentive program for our NEOs, these cash-based awards were granted in 2023, covered the three-year performance period ended December 31, 2025, cliff vested at the end of the three-year performance period ended December 31, 2025 and were paid following certification of achievement of the stated performance metrics. Under the terms of the program, amounts determined to be earned for the three years are paid at the end of the performance period following completion of the performance period (i.e. no payments were made at the end of the first or second years during the period). Therefore, no part of these awards were included in Ms. Fedewa’s total annual compensation for 2023 and 2024 and instead Ms. Fedewa’s total annual compensation for 2025 for purposes of the pay ratio disclosed above includes all three years of that long-term incentive plan award, resulting in a material increase in the pay ratio for the year.

We understand that the CEO pay ratio is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee. As such, we are providing a supplemental ratio that compares the CEO’s regular annual pay, including the annualized portion of the long-term incentive award based on the actual achievement of the performance metrics (or 1/3 of the actual award paid for the three-year performance period ended December 31, 2025), to the pay of the median-paid employee as we believe that this supplemental ratio reflects a more representative comparison. On this annualized basis, which we believe is a better reflection of how much our CEO actually earns on a year to year basis, the resulting supplemental CEO pay ratio is 53.2 to 1.

2025 Director Compensation

In accordance with the Operating Agreement of STORE Capital LLC, except for compensation paid by the Company to any independent director as approved by the Board, no Board Member is entitled to receive any compensation from the Company for services rendered as a Director. During 2025, there were no independent directors serving on the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information within our knowledge with respect to the beneficial ownership of our units of common equity as of March 2, 2026, for each person or group of affiliated persons whom we know to beneficially own more than 5% of our common equity. As of March 2, 2026, our directors and executive officers do not hold beneficial ownership of our common equity. The table is based on 1,000 units of our common equity outstanding.

Name of Greater than Five Percent Beneficial Owners	Common Equity Units Beneficially Owned Number	Percentage of Common Equity Owned
Ivory Parent, LLC 8377 E Hartford Drive Ste 100 Scottsdale, AZ 85255	510	51%
Ivory SuNNNs LLC 280 Park Avenue, 9th Floor New York, New York 10017	490	49%

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the terms of the Merger Agreement, in connection with the completion of the Merger, our equity incentive plan was terminated effective February 3, 2023. As such, no securities were issued under our equity incentive plan during 2023 and no equity compensation plan exists as of December 31, 2025.

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

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, one of the Company’s members, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the years ended December 31, 2025 and 2024, the Company collected $0.7 million and $0.8 million of fee income which is recorded in other income on the consolidated statements of operations.

In accordance with the terms of the service contract and related arrangements, during the year ended December 31, 2025, the Company agreed to dispose of certain real estate assets held on behalf of PCSD Ivory Private Limited and recorded a related party liability equal to the fair value of the real estate assets. Such related party liability balance was $27.0 million as of December 31, 2025, which is included in accrued expenses, deferred revenue and other liabilities, on the consolidated balance sheet.

The Company has Administrative Management Services Agreements (“Service Agreements”) with certain affiliated entities including Ivory Parent, LLC, Waterparks LLC and Ivory Parent Waterparks, LLC. Under these Service Agreements, the Company agrees to render certain services, including but not limited to, maintenance of the books and records in exchange for a fee equal to the costs incurred to provide the services plus eight percent. Fees earned during the year ended December 31, 2025 were $226,800 and are recorded on the consolidated statements of operations as other income. As of December 31, 2025, $73,710 remained payable to STORE and is recorded as a receivable included in other assets on the consolidated balance sheet.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid by us to Ernst & Young LLP (“EY”) for professional services rendered:

	Year Ended December 31,
	2025	2024
Audit fees (a)	$1,030,306	$947,000
Audit-related fees (b)	165,000	150,000
Tax fees (c)	405,092	426,820
Total	$1,600,398	$1,523,820

a)
Audit fees consist of fees incurred in connection with the audit of our annual financial statements, as well as services related to SEC matters, including review of registration statements filed and related issuances of agreed-upon procedures letters, consents and other services.
b)
Audit-related fees consist of fees for attestation services rendered by EY related to the issuances of notes through our STORE Master Funding debt program.
c)
Tax fees consist of fees for professional services rendered by EY for tax compliance, tax advice and tax planning.

In 2025 our Board of Directors determined that the provision of services to us described in the foregoing table were compatible with maintaining the independence of EY. All (100%) of the services described in the foregoing table with respect to us and our subsidiaries were approved by our Board of Directors in conformity with our pre-approval policy (as described below).

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. (see Item 8)

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through December 31, 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, December 31, 2024, the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through December 31, 2023

Consolidated Statements of Stockholders’ Equity for the period from January 1, 2023 through February 2, 2023

Consolidated Statements of Members’ Equity for the years ended December 31, 2025, December 31, 2024 and the period from February 3, 2023 through December 31, 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024, the period from January 1, 2023 through February 2, 2023 and the period from February 3, 2023 through December 31, 2023

Notes to Consolidated Financial Statements

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

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC, and STORE Capital Corporation.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
3.1	Fourth Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of February 24, 2025.	Exhibit 3.1 of the Annual Report on Form 10-K of the Company filed on March 5, 2025.
3.2	Certificate of Formation of STORE Capital LLC, dated August 30, 2022, as amended effective February 3, 2023.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
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

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2016
4.3

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
4.4

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

4.5

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
4.6

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
4.7

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
4.8

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

Exhibit 4.2 of the Current Report on Form 8-K of the Company filed on October 3, 2025.
4.9	Indenture, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.10	Supplemental Indenture No. 1, dated as of March 15, 2018, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
4.11	Supplemental Indenture No. 2, dated as of February 28, 2019, by and between STORE Capital Corporation and Wilmington Trust, National Association.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.
4.12	Supplemental Indenture No. 3 dated as of November 18, 2020, by and between STORE Capital Corporation and Wilmington Trust Company (including form of Note).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2020.
4.13	Supplemental Indenture No. 4 dated as of November 17, 2021, by and between STORE Capital Corporation and Wilmington Trust Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2021.

4.14	Supplemental Indenture No. 5, dated as of February 3, 2023, by and between Ivory REIT, LLC, STORE Capital Corporation and Wilmington Trust Company, as Trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023.
4.15	Supplemental Indenture No. 6, dated as of March 25, 2025, between STORE Capital LLC and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 of the Current Report on Form 8-K of the Company filed on March 27, 2025.
4.16	Supplemental Indenture No. 7, dated as of February 11, 2026, between STORE Capital LLC and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 of the Current Report on Form 8-K of the Company filed on February 12, 2026.
10.1

Tenth Amended and Restated Property Management and Servicing Agreement, dated as of September 30, 2025, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC, STORE Master Funding XX, LLC, STORE Master Funding XXII, LLC, STORE Master Funding XXIV, LLC, STORE Master Funding XXXIV, LLC, STORE Master Funding XXXVII, LLC and STORE Master Funding XXXVIII, LLC, each a Delaware limited liability company, collectively as issuers, STORE Capital LLC, a Delaware limited liability company, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank, N.A., as indenture trustee.

Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on October 3, 2025.
10.2

Amended and Restated Credit Agreement, dated as of September 29, 2025, among STORE Capital LLC, KeyBank National Association, as Administrative Agent, and the other lenders and parties identified therein.

Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on October 3, 2025.
10.3

Registration Rights Agreement, dated as of March 25, 2025, among STORE Capital LLC, and Goldman Sachs & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC and Truist Securities, Inc.

Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on March 27, 2025.
10.4

Registration Rights Agreement, dated as of February 11, 2026, among STORE Capital LLC, and BofA Securities, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, RBC Capital Markets, Inc. and Truist Securities, Inc.

Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on February 12, 2026.
21	List of Subsidiaries.	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Principal Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Principal Financial Officer.	Filed herewith.
101

The following financial statements from STORE Capital LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are formatted in Inline Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORE CAPITAL LLC

Date: March 5, 2026	By:	/s/ Mary B. Fedewa
Mary B. Fedewa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 2026 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mary B. Fedewa	President, Chief Executive Officer and Director	March 5, 2026
Mary B. Fedewa	(Principal Executive Officer)

/s/Ashley A. Dembowski	Executive Vice President – Chief Financial Officer and Secretary	March 5, 2026
Ashley A. Dembowski	(Principal Financial Officer and Principal Accounting Officer)

/s/Cai Wenzheng	Director, Co-Chairman	March 5, 2026
Cai Wenzheng

/s/Marc Zahr	Director, Co-Chairman	March 5, 2026
Marc Zahr

/s/Grace Bucchianeri	Director	March 5, 2026
Grace Bucchianeri

/s/Colleen Collins	Director	March 5, 2026
Colleen Collins

/s/Jesse Hom	Director	March 5, 2026
Jesse Hom

/s/Luiz Paiva	Director	March 5, 2026
Luiz Paiva

/s/Jared Sheiker	Director	March 5, 2026
Jared Sheiker

/s/Thomas Shin	Director	March 5, 2026
Thomas Shin

STORE Capital LLC

Schedule III - Real Estate and Accumulated Depreciation

(Dollars in Thousands)

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2025 (b)(c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d)(e)	Years Constructed	Years Acquired
Alabama	43	$—	$47,413	$93,608	$2,697	$10,716	$50,110	$104,324	$154,434	$(14,662)	1935-2024	2023 - 2025
Alabama	19	(f)	14,533	28,545	—	9	14,533	28,554	43,087	(4,388)	1935-2007	2023 - 2025

Alaska	9	—	9,996	25,117	—	—	9,996	25,117	35,113	(3,101)	1953-2005	2023
Alaska	1	(f)	738	1,105	330	2,766	1,068	3,871	4,939	(552)	2005-2005	2023

Arizona	51	—	78,840	192,310	3,994	19,971	82,834	212,281	295,115	(28,612)	1946-2021	2023 - 2025
Arizona	61	(f)	89,662	214,786	—	1,600	89,662	216,386	306,048	(26,226)	1940-2023	2023 - 2024

Arkansas	30	—	38,310	70,504	—	90	38,310	70,594	108,904	(11,909)	1960-2011	2023 - 2025
Arkansas	20	(f)	15,318	35,552	—	—	15,318	35,552	50,870	(6,057)	1920-2012	2023

California	32	—	127,516	296,005	759	6,872	128,275	302,877	431,152	(43,648)	1930-2022	2023 - 2025
California	41	(f)	72,881	89,428	8,883	37,804	81,764	127,232	208,996	(14,946)	1940-2024	2023 - 2025

Colorado	28	—	59,206	203,799	1,413	9,987	60,619	213,786	274,405	(34,381)	1967-2016	2023 - 2024
Colorado	13	(f)	15,180	35,008	1,255	4,213	16,435	39,221	55,656	(5,061)	1965-2023	2023

Connecticut	17	—	14,571	48,671	—	—	14,571	48,671	63,242	(7,993)	1850-2022	2023
Connecticut	7	(f)	5,755	16,367	—	—	5,755	16,367	22,122	(2,849)	1860-1998	2023

Delaware	1	—	4,179	5,059	—	—	4,179	5,059	9,238	(1,258)	1973-1973	2023

District of Columbia	1	—	1,514	315	—	—	1,514	315	1,829	(120)	1930-1930	2023

Florida	85	—	115,076	224,212	2,426	9,843	117,502	234,055	351,557	(33,333)	1929-2025	2023 - 2025
Florida	49	(f)	59,751	145,540	—	2,617	59,751	148,157	207,908	(21,798)	1950-2014	2023 - 2025

Georgia - Fitzgerlad	1	—	7,564	36,442	—	—	7,564	36,442	44,006	(5,273)	1980-1980	2023

Georgia - Augusta	7	—	15,817	24,507	288	1,449	16,105	25,956	42,061	(4,086)	1973-2015	2023

Georgia - Buford	2	—	6,552	31,156	—	—	6,552	31,156	37,708	(5,305)	1993-1998	2023
Georgia - Buford	1	(f)	1,132	2,386	—	—	1,132	2,386	3,518	(384)	2004-2004	2023

Georgia - Other	65	—	84,548	163,269	2,595	18,545	87,143	181,814	268,957	(25,057)	1939-2024	2023 - 2024
Georgia - Other	106	(f)	112,890	264,984	—	3,658	112,890	268,642	381,532	(43,446)	1947-2021	2023

Idaho	13	—	14,584	17,443	—	432	14,584	17,875	32,459	(3,408)	1967-2008	2023
Idaho	9	(f)	24,758	75,335	—	—	24,758	75,335	100,093	(9,649)	1946-2021	2023

Illinois - Chicago	5	—	13,464	12,068	—	—	13,464	12,068	25,532	(2,250)	1930-2015	2023
Illinois - Chicago	6	(f)	9,864	29,707	1,620	6,625	11,484	36,332	47,816	(4,609)	1886-2024	2023

Illinois - Albion	5	—	11,358	38,145	—	—	11,358	38,145	49,503	(6,774)	1950-1998	2023

Illinois - Other	141	—	106,715	306,412	1,602	2,079	108,317	308,491	416,808	(47,149)	1870-2025	2023 - 2025
Illinois - Other	43	(f)	69,796	162,810	379	5,947	70,175	168,757	238,932	(25,118)	1880-2015	2023 - 2025

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2025 (b)(c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d)(e)	Years Constructed	Years Acquired
Indiana	64	—	85,107	188,198	515	1,159	85,622	189,357	274,979	(29,533)	1927-2022	2023 - 2024
Indiana	75	(f)	37,724	98,218	—	—	37,724	98,218	135,942	(12,625)	1935-2013	2023 - 2025

Iowa	17	—	22,368	45,794	719	5,335	23,087	51,129	74,216	(8,398)	1915-2009	2023
Iowa	19	(f)	15,378	48,477	—	—	15,378	48,477	63,855	(7,307)	1949-2013	2023 - 2025

Kansas	19	—	10,144	46,902	—	—	10,144	46,902	57,046	(7,699)	1969-2019	2023
Kansas	7	(f)	8,283	25,220	—	—	8,283	25,220	33,503	(2,190)	1976-2018	2023 - 2025

Kentucky	35	—	43,371	120,347	397	4,344	43,768	124,691	168,459	(14,836)	1907-2025	2023 - 2025
Kentucky	34	(f)	22,434	55,497	—	—	22,434	55,497	77,931	(9,140)	1973-2023	2023 - 2024

Louisiana	9	—	4,518	14,157	—	—	4,518	14,157	18,675	(2,154)	1968-2014	2023
Louisiana	29	(f)	31,858	48,410	2,525	6,501	34,383	54,911	89,294	(9,683)	1981-2020	2023

Maine	17	—	20,448	59,130	—	—	20,448	59,130	79,578	(11,836)	1798-2011	2023
Maine	4	(f)	1,234	2,096	—	—	1,234	2,096	3,330	(525)	1979-1993	2023

Maryland	7	—	9,613	11,901	—	—	9,613	11,901	21,514	(2,047)	1963-2007	2023
Maryland	5	(f)	7,657	18,403	499	2,132	8,156	20,535	28,691	(3,276)	1950-2007	2023

Massachusetts	34	—	72,832	146,059	—	10,525	72,832	156,584	229,416	(22,786)	1870-2011	2023 - 2025
Massachusetts	12	(f)	28,292	31,264	6,213	34,243	34,505	65,507	100,012	(6,037)	1850-2025	2023 - 2025

Michigan	92	—	115,433	313,809	5,290	14,315	120,723	328,124	448,847	(53,335)	1900-2025	2023 - 2025
Michigan	19	(f)	24,701	71,749	2,812	5,965	27,513	77,714	105,227	(14,317)	1876-2025	2023 - 2025

Minnesota	49	—	90,212	189,197	783	8,453	90,995	197,650	288,645	(31,711)	1905-2023	2023 - 2025
Minnesota	42	(f)	50,319	116,296	1,110	9,192	51,429	125,488	176,917	(20,152)	1951-2025	2023 - 2025
Minnesota	1	10,913	7,058	17,075	—	—	7,058	17,075	24,133	(2,962)	2015-2015	2023

Mississippi	31	—	25,863	73,152	—	—	25,863	73,152	99,015	(13,131)	1932-2016	2023
Mississippi	15	(f)	18,460	53,286	370	2,801	18,830	56,087	74,917	(9,353)	1965-2009	2023
Mississippi	6	38,585	17,132	67,651	—	—	17,132	67,651	84,783	(12,220)	1989-2001	2023

Missouri	61	—	51,150	155,557	—	1,435	51,150	156,992	208,142	(24,008)	1928-2023	2023 - 2025
Missouri	26	(f)	29,544	56,500	—	—	29,544	56,500	86,044	(8,582)	1961-2022	2023 - 2025

Montana	2	—	6,344	16,881	—	4,738	6,344	21,619	27,963	(2,115)	2009-2025	2023 - 2024
Montana	3	(f)	5,318	11,882	—	—	5,318	11,882	17,200	(2,651)	1920-2020	2023

Nebraska	10	—	11,350	15,072	—	—	11,350	15,072	26,422	(2,100)	1961-2022	2023
Nebraska	14	(f)	8,037	28,964	931	996	8,968	29,960	38,928	(3,828)	1910-2015	2023 - 2025

Nevada	8	—	14,103	19,370	—	677	14,103	20,047	34,150	(2,528)	1980-2021	2023
Nevada	5	(f)	9,063	20,653	—	1,417	9,063	22,070	31,133	(3,570)	1960-2009	2023
Nevada	1	5,618	3,347	9,570	(1)	(94)	3,346	9,476	12,822	(1,894)	1995-1995	2023

New Hampshire	8	—	9,196	25,556	—	—	9,196	25,556	34,752	(4,769)	1960-2001	2023
New Hampshire	2	(f)	1,278	8,118	—	—	1,278	8,118	9,396	(980)	1975-2003	2023

New Jersey	10	—	7,728	13,885	—	—	7,728	13,885	21,613	(891)	1960-2008	2023 - 2025
New Jersey	9	(f)	11,325	42,360	—	—	11,325	42,360	53,685	(7,674)	1930-2015	2023

New Mexico	10	—	15,443	37,917	—	685	15,443	38,602	54,045	(4,795)	1946-2009	2023 - 2025
New Mexico	3	(f)	3,751	3,790	—	—	3,751	3,790	7,541	(690)	1955-2019	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2025 (b)(c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d)(e)	Years Constructed	Years Acquired
New York	19	—	30,313	130,925	—	—	30,313	130,925	161,238	(15,444)	1892-2016	2023 - 2024
New York	15	(f)	14,328	34,808	—	—	14,328	34,808	49,136	(7,406)	1950-2014	2023

North Carolina	86	—	80,172	155,950	4,118	11,312	84,290	167,262	251,552	(22,796)	1942-2025	2023 - 2025
North Carolina	64	(f)	45,721	100,887	—	—	45,721	100,887	146,608	(15,222)	1950-2023	2023 - 2025

North Dakota	1	—	5,176	32,387	(89)	(413)	5,087	31,974	37,061	(3,700)	1993-1993	2023
North Dakota	3	(f)	2,823	13,596	—	—	2,823	13,596	16,419	(1,936)	1984-2013	2023
North Dakota	1	12,947	6,711	23,927	—	—	6,711	23,927	30,638	(4,693)	1995-1995	2023

Ohio	81	—	92,118	285,683	342	1,385	92,460	287,068	379,528	(48,293)	1856-2019	2023 - 2025
Ohio	66	(f)	62,894	180,694	—	—	62,894	180,694	243,588	(35,777)	1915-2020	2023

Oklahoma	31	—	30,854	67,490	2,778	3,859	33,632	71,349	104,981	(9,634)	1965-2020	2023 - 2025
Oklahoma	35	(f)	45,368	74,894	—	—	45,368	74,894	120,262	(13,354)	1946-2011	2023 - 2024

Oregon	6	—	5,252	14,460	—	—	5,252	14,460	19,712	(2,438)	1924-2010	2023
Oregon	5	(f)	11,252	17,466	—	—	11,252	17,466	28,718	(4,170)	1965-1985	2023

Pennsylvania	62	—	78,223	241,029	—	2,220	78,223	243,249	321,472	(39,063)	1885-2018	2023 - 2024
Pennsylvania	45	(f)	43,352	110,377	—	—	43,352	110,377	153,729	(17,849)	1865-2020	2023 - 2024

Rhode Island	4	—	2,269	8,762	—	—	2,269	8,762	11,031	(1,214)	1962-1995	2023
Rhode Island	6	(f)	6,093	13,369	—	—	6,093	13,369	19,462	(2,230)	1968-1995	2023

South Carolina	52	—	54,616	151,738	4,755	12,295	59,371	164,033	223,404	(25,858)	1912-2025	2023 - 2025
South Carolina	30	(f)	22,351	58,981	—	—	22,351	58,981	81,332	(7,515)	1973-2019	2023 - 2025

South Dakota	12	—	24,600	69,945	—	—	24,600	69,945	94,545	(9,341)	1948-2020	2023 - 2025
South Dakota	7	(f)	13,236	33,123	—	—	13,236	33,123	46,359	(4,990)	1968-2019	2023 - 2025

Tennessee	48	—	62,661	171,940	3,183	10,026	65,844	181,966	247,810	(26,425)	1968-2024	2023 - 2025
Tennessee	62	(f)	69,942	152,080	1,046	3,792	70,988	155,872	226,860	(27,550)	1889-2019	2023

Texas - Abilene	1	—	7,065	36,904	—	—	7,065	36,904	43,969	(3,592)	2009-2009	2023
Texas - Abilene	1	(f)	792	2,793	—	—	792	2,793	3,585	(618)	1961-1961	2023

Texas - Amarillo	4	—	5,425	17,573	320	5,175	5,745	22,748	28,493	(3,009)	1977-2016	2023
Texas - Amarillo	1	(f)	379	389	—	—	379	389	768	(56)	1954-1954	2023

Texas - Arlington	2	—	2,031	5,975	—	—	2,031	5,975	8,006	(1,108)	1964-1997	2023
Texas - Arlington	4	(f)	3,816	13,367	—	—	3,816	13,367	17,183	(2,097)	1945-2010	2023

Texas - Austin	4	—	6,932	14,733	—	—	6,932	14,733	21,665	(1,821)	1991-2017	2023
Texas - Austin	1	(f)	2,461	5,388	—	—	2,461	5,388	7,849	(734)	2006-2006	2023

Texas - Baytown	4	—	1,697	16,328	161	39	1,858	16,367	18,225	(1,090)	1982-2013	2023 - 2024

Texas-Beaumont	3	—	2,612	11,690	—	—	2,612	11,690	14,302	(1,598)	1979-2002	2023
Texas-Beaumont	1	(f)	884	2,065	—	—	884	2,065	2,949	(392)	1999-1999	2023

Texas-Cedar Park	3	—	3,398	8,692	—	—	3,398	8,692	12,090	(1,024)	2010-2022	2023
Texas-Cedar Park	1	(f)	1,518	2,888	—	—	1,518	2,888	4,406	(299)	2016-2016	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2025 (b)(c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d)(e)	Years Constructed	Years Acquired
Texas - Corpus Christi	5	—	9,968	20,928	—	—	9,968	20,928	30,896	(4,046)	1964-2017	2023
Texas - Corpus Christi	2	(f)	1,835	2,685	—	—	1,835	2,685	4,520	(408)	1975-2016	2023

Texas - Cypress	2	—	2,168	5,110	248	11	2,416	5,121	7,537	(647)	2012-2017	2023
Texas - Cypress	1	(f)	4,335	8,688	—	—	4,335	8,688	13,023	(878)	2019-2019	2023

Texas-Dripping Springs	1	—	1,653	6,897	—	—	1,653	6,897	8,550	(890)	1981-1981	2023
Texas-Dripping Springs	1	(f)	4,218	4,751	—	—	4,218	4,751	8,969	(267)	1987-1987	2025 - 2025

Texas - Forney	2	—	4,372	8,885	—	—	4,372	8,885	13,257	(1,059)	2006-2017	2023
Texas - Forney	1	(f)	1,091	2,921	—	—	1,091	2,921	4,012	(404)	2004-2004	2023

Texas - Fort Worth	5	—	9,619	22,361	—	—	9,619	22,361	31,980	(2,901)	1989-2014	2023
Texas - Fort Worth	4	(f)	9,090	23,394	—	—	9,090	23,394	32,484	(2,321)	1998-2021	2023 - 2024

Texas - Frisco	4	—	6,408	13,316	—	—	6,408	13,316	19,724	(1,686)	2003-2018	2023
Texas - Frisco	2	(f)	5,272	6,679	—	161	5,272	6,840	12,112	(964)	1996-2008	2023

Texas - Harlingen	4	—	4,078	11,812	—	—	4,078	11,812	15,890	(2,060)	1993-2014	2023
Texas - Harlingen	1	(f)	1,184	3,798	—	—	1,184	3,798	4,982	(377)	2018-2018	2023

Texas - Highlands	1	(f)	7,093	22,938	—	—	7,093	22,938	30,031	(1,635)	1930-1930	2024 - 2024

Texas - Houston	21	—	33,103	51,216	—	—	33,103	51,216	84,319	(7,934)	1965-2021	2023
Texas - Houston	7	(f)	20,964	34,006	—	—	20,964	34,006	54,970	(5,818)	1965-2016	2023

Texas - Humble	2	—	5,464	14,206	112	344	5,576	14,550	20,126	(1,605)	2009-2016	2023
Texas - Humble	3	(f)	2,170	4,937	—	—	2,170	4,937	7,107	(671)	1982-2012	2023

Texas - Katy	4	—	5,030	7,154	264	(51)	5,294	7,103	12,397	(1,423)	1984-2016	2023
Texas - Katy	1	(f)	1,844	4,121	—	—	1,844	4,121	5,965	(785)	2015-2015	2023

Texas-Kileen	1	(f)	2,771	14,831	—	—	2,771	14,831	17,602	(216)	2025-2025	2025 - 2025

Texas - League City	2	—	7,428	15,930	266	2,834	7,694	18,764	26,458	(2,005)	2011-2016	2023

Texas - Lubbock	6	—	9,011	22,231	—	—	9,011	22,231	31,242	(2,055)	1994-2017	2023 - 2024
Texas - Lubbock	4	(f)	10,065	19,371	116	1,640	10,181	21,011	31,192	(3,388)	1980-2007	2023

Texas - Lumberton	1	—	896	16,853	—	—	896	16,853	17,749	(1,015)	2013-2013	2024 - 2024

Texas - McAllen	4	—	4,771	8,496	—	—	4,771	8,496	13,267	(1,423)	1976-2015	2023
Texas - McAllen	3	(f)	6,100	9,626	—	171	6,100	9,797	15,897	(1,495)	1955-2015	2023

Texas - Mesquite	3	—	4,540	13,908	182	—	4,722	13,908	18,630	(1,784)	1973-2008	2023

Texas - Pearland	2	—	1,532	9,324	—	—	1,532	9,324	10,856	(564)	2002-2013	2023 - 2024
Texas - Pearland	1	(f)	3,133	5,150	—	—	3,133	5,150	8,283	(620)	2011-2011	2023

Texas - San Antonio	10	—	15,448	18,660	—	—	15,448	18,660	34,108	(3,633)	1967-2017	2023
Texas - San Antonio	4	(f)	9,476	14,337	11	522	9,487	14,859	24,346	(2,375)	1985-2017	2023

Descriptions (a)			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at December 31, 2025 (b)(c)
Property Location	Number of Properties	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (d)(e)	Years Constructed	Years Acquired
Texas-Spring	1	—	669	2,817	—	—	669	2,817	3,486	(648)	1976-1976	2023
Texas-Spring	2	(f)	5,130	9,981	—	—	5,130	9,981	15,111	(156)	1994-2018	2023 - 2025

Texas-Weslaco	3	—	2,454	6,299	—	—	2,454	6,299	8,753	(1,024)	1975-2014	2023
Texas-Weslaco	2	(f)	2,757	5,002	—	—	2,757	5,002	7,759	(609)	2005-2014	2023

Texas - Yoakum	1	—	3,665	20,107	—	—	3,665	20,107	23,772	(2,467)	1971-1971	2023

Texas - Other	134	—	142,021	282,311	3,901	12,501	145,922	294,812	440,734	(41,870)	1920-2024	2023 - 2025
Texas - Other	63	(f)	66,663	151,885	115	3,753	66,778	155,638	222,416	(23,327)	1943-2022	2023 - 2025

Utah	10	—	24,887	41,572	—	—	24,887	41,572	66,459	(7,129)	1972-2021	2023
Utah	4	(f)	4,751	11,404	—	—	4,751	11,404	16,155	(1,974)	1961-2013	2023

Vermont	5	—	1,754	3,015	—	—	1,754	3,015	4,769	(632)	1950-1997	2023
Vermont	2	(f)	565	1,024	—	—	565	1,024	1,589	(267)	1983-1998	2023

Virginia	31	—	49,548	111,670	—	5,895	49,548	117,565	167,113	(18,906)	1950-2024	2023 - 2025
Virginia	14	(f)	12,010	36,372	—	—	12,010	36,372	48,382	(5,501)	1928-2006	2023

Washington	10	—	15,277	31,882	2,003	2,449	17,280	34,331	51,611	(5,569)	1910-2004	2023 - 2025
Washington	10	(f)	28,659	32,815	108	4,954	28,767	37,769	66,536	(7,204)	1948-2006	2023

West Virginia	13	—	12,924	29,158	—	404	12,924	29,562	42,486	(4,349)	1953-2007	2023 - 2025
West Virginia	12	(f)	9,428	21,339	—	—	9,428	21,339	30,767	(2,547)	1946-2009	2023 - 2024

Wisconsin - Colby	1	—	5,261	34,573	—	—	5,261	34,573	39,834	(6,815)	1976-1976	2023

Wisconsin-Green Bay	2	—	3,120	6,909	—	—	3,120	6,909	10,029	(921)	1967-1987	2023 - 2025
Wisconsin-Green Bay	1	12,894	8,153	23,768	—	—	8,153	23,768	31,921	(4,723)	1966-1966	2023

Wisconsin - Other	66	—	111,615	356,291	1,104	625	112,719	356,916	469,635	(52,386)	1911-2025	2023 - 2025
Wisconsin - Other	37	(f)	38,268	111,481	—	—	38,268	111,481	149,749	(18,429)	1917-2022	2023 - 2025
Wisconsin - Other	2	17,123	10,344	29,642	—	—	10,344	29,642	39,986	(5,916)	1980-1992	2023

Wyoming	3	—	1,446	3,558	—	—	1,446	3,558	5,004	(405)	1975-2009	2023
Wyoming	3	(f)	6,041	15,382	—	(238)	6,041	15,144	21,185	(1,788)	1980-2022	2023
	3,044	$98,080	$3,839,772	$9,332,031	$75,448	$345,707	$3,915,220	$9,677,738	$13,592,958	$(1,460,980)

(a)
As of December 31, 2025, we had investments in 3,422 single-tenant real estate property locations including 3,400 owned properties and 22 ground lease interests; 240 of our owned properties and one ground lease interest are accounted for as financing arrangements and 138 are accounted for as sales-type leases and are excluded from the table above. In addition, four of the owned properties are considered to be held for sale at December 31, 2025 and are excluded from the table above. Initial costs exclude intangible lease assets totaling $559.7 million.
(b)
The unaudited aggregate cost for federal income tax purposes is approximately $16.8 billion.

(c)
The following is a reconciliation of total real estate carrying value for the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Balance, beginning of period	$13,346,817	$13,178,994	$12,725,295	$11,198,897
Additions
Acquisitions	623,781	584,366	386,842	39,920
Improvements	197,599	102,933	130,787	2,532
Other (i)	11,294	8,716	29,078	—
Deductions
Provision for impairment of real estate	(24,433)	(21,862)	(17,853)	—
Other (ii)	(137,144)	(176,008)	—	(3,859)
Cost of real estate sold	(416,600)	(330,322)	(75,155)	(760)
Reclasses to held for sale	(8,356)	—	—	—
Balance, end of period	$13,592,958	$13,346,817	$13,178,994	$11,236,730

(i) For the years ended December 31, 2025, December 31, 2024 and the period from February 3, 2023 through December 31, 2023, represents owned properties previously recorded as financing leases or financing arrangements that were transferred to an operating lease during the period due to a modification or, in the case of certain financing arrangements, a purchase option expiration.

(ii) During the years ended December 31, 2025 and December 31, 2024, includes $131.7 million and $171.3 million, respectively, of gross land and building reclassified to loans and financing receivables as a result of certain acquisitions which modified existing operating leases in a manner which required them to be accounted for as finance leases in accordance with ASC Topic 842.

(d)
The following is a reconciliation of accumulated depreciation for the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Balance, beginning of period	$(984,685)	$(479,243)	$—	$(1,410,829)
Additions
Depreciation expense	(535,793)	(533,299)	(482,246)	(27,482)
Deductions
Accumulated depreciation associated with real estate sold	39,131	15,779	3,003	173
Other	20,255	12,078	—	—
Reclasses to held for sale	112	—	—	—
Balance, end of period	$(1,460,980)	$(984,685)	$(479,243)	$(1,438,138)

(e)
The Company's real estate assets are depreciated using the straight-line method over the estimated useful lives of the properties, which generally ranges from 20 to 40 years for buildings and improvements and is 10 to 15 years for land improvements.
(f)
Property is collateral for non-recourse debt obligations totaling $3.2 billion issued and outstanding under the Company’s STORE Master Funding debt program.

See report of independent registered public accounting firm.

STORE Capital LLC

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2025

(Dollars in thousands)

		Final	Periodic	Final		Outstanding	Carrying
	Interest	Maturity	Payment	Payment	Prior	face amount of	amount of
Description	Rate	Date	Terms	Terms	Liens	mortgages (c)	mortgages (c)
First mortgage loans:
Two movie theater properties located in North Carolina (a)	8.35%	(b)	Interest only	Balloon of $9.7 million	None	$9,723	$9,705
One medical facility in North Carolina	8.50%	05/31/2026	Interest only	Balloon of $0.7 million	None	650	650
One-hundred and twenty-five restaurants located across fourteen states	8.80%	10/01/2030	Principal & Interest	Balloon of $191.8 million	None	223,875	224,607
One bowling alley in Washington	10.00%	11/01/2030	Interest only	Balloon of $3.8 million	None	3,752	3,751
One restaurant property located in Montana (a)	9.72%	11/01/2036	Principal & Interest	Balloon of $2.1 million	None	2,340	2,340
Three manufacturing properties in Kansas, Washington, Canada	8.75%	12/31/2039	Principal & Interest	Balloon of $53.0 million	None	56,041	55,881
One rehabilitation property located in California	8.75%	01/01/2040	Principal & Interest	Balloon of $46.7 million	None	49,042	49,355
One piece of land for development located in Texas	9.00%	08/18/2040	Principal & Interest	Balloon of $4.3 million	None	4,996	5,090
One car dealership located in Escondido, California	8.50%	10/01/2040	Principal & Interest	Balloon of $20.5 million	None	25,000	24,923
One car dealership located in Lake Elsinore, California	8.50%	11/01/2040	Principal & Interest	Balloon of $13.9 million	None	17,000	16,983
Six manufacturing properties in Illinois, Michigan, Oklahoma and Texas	7.96%	10/01/2043	Principal & Interest	Balloon of $22.2 million	None	32,001	31,702
Specialized Improvements within twelve properties in Iowa, Illinois, Indiana, Kansas, Missouri and Nebraska	9.18%	11/30/2044	Principal & Interest	Balloon of $5.1 million	None	10,686	10,611
One entertainment facility in Illinois	8.50%	06/30/2045	Principal & Interest	Balloon of $8.0 million	None	8,989	8,951
One ski resort located in Nevada	8.50%	06/30/2045	Principal & Interest	Balloon of $7.1 million	None	7,990	7,958
One entertainment facility in Utah	9.75%	12/23/2045	Principal & Interest	Balloon of $5.4 million	None	5,784	5,834
One manufacturing property in New Jersey	10.87%	11/01/2048	Principal & Interest	Balloon of $27.5 million	None	29,884	29,583
One entertainment facility in Texas	8.05%	07/01/2050	Principal & Interest	Balloon of $14.3 million	None	19,472	19,467
Five medical offices located in South Carolina, North Carolian and Virginia	7.50%	01/01/2051	Principal & Interest	Balloon of $6.7 million	None	8,424	8,422
Four restaurant properties located in Indiana	7.50%	12/31/2055	Principal & Interest	Fully amortizing	None	3,062	3,050
Three restaurant properties located in Ohio	8.96%	12/31/2055	Principal & Interest	Fully amortizing	None	2,945	2,946
One athletic club in Chicago, Illinois (a)	7.60%	01/31/2066	Principal & Interest	Fully amortizing	None	14,840	15,161
Leasehold interest in an amusement park property located in Ontario, Canada	11.39%	08/01/2066	Principal & Interest	Fully amortizing	None	24,710	24,474
						$561,206	$561,444

The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2025, December 31, 2024, the period from February 3, 2023 through December 31, 2023 and the period from January 1, 2023 through February 2, 2023 (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from February 3, 2023 through December 31, 2023	Period from January 1, 2023 through February 2, 2023
Balance, beginning of period	$230,966	$124,783	$359,124	$342,420
Additions:
New and additions to mortgage loans	335,013	109,518	92,699	7,703
Other: Capitalized loan origination costs	1,606	593	220	—
Deductions:
Collections of principal	(5,343)	(753)	(26,489)	—
Sale of loans to related party	—	—	(299,142)	—
Other: Amortization of premiums on notes receivable	(119)	(22)	(619)	—
Other: (Provisions for) reduction in loan losses	(575)	(826)	(1,006)	—
Other: Amortization of loan origination costs	(104)	(5)	(4)	(5)
Other: Non-cash principal reduction	—	(2,322)	—	—
Balance, end of period	$561,444	$230,966	$124,783	$350,118

(a)
Loan was on nonaccrual status as of December 31, 2025.
(b)
Loan matured prior to December 31, 2025 and the Company has been in negotiations with the borrower regarding a resolution.
(c)
The unaudited aggregate cost for federal income tax purposes is $563.9 million.

See report of independent registered public accounting firm.