Form 10-Q
period 2026-03-31
STORE CAPITAL LLC
filed 2026-05-01
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, there were 1,125 units of equity outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital LLC

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,919,368	$3,915,220
Buildings and improvements	9,744,798	9,677,738
Intangible lease assets	552,175	559,678
Total real estate investments	14,216,341	14,152,636
Less accumulated depreciation and amortization	(1,729,594)	(1,603,086)
	12,486,747	12,549,550
Real estate investments held for sale, net	—	8,265
Operating ground lease assets	53,516	53,707
Loans and financing receivables, net	3,205,027	3,090,326
Net investments	15,745,290	15,701,848
Cash and cash equivalents	63,735	39,119
Other assets, net	172,988	151,033
Total assets	$15,982,013	$15,892,000

Liabilities and equity
Liabilities:
Credit facility	$373,600	$583,600
Unsecured notes and term loans payable, net	3,803,796	3,348,911
Non-recourse debt obligations of consolidated special purpose entities, net	3,199,058	3,199,027
Intangible lease liabilities, net	108,097	111,706
Operating lease liabilities	49,248	49,498
Accrued expenses, deferred revenue and other liabilities	293,468	323,633
Total liabilities	7,827,267	7,616,375
Equity:
Members’ equity	7,917,644	8,121,344
Retained earnings	222,322	150,366
Accumulated other comprehensive income (loss)	26	(9,531)
Total members’ equity	8,139,992	8,262,179
Noncontrolling interest	14,754	13,446
Total equity	8,154,746	8,275,625
Total liabilities and equity	$15,982,013	$15,892,000

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental revenues	$262,722	$253,880
Interest income on loans and financing receivables	73,769	47,563
Other income	5,434	2,441
Total revenues	341,925	303,884
Expenses:
Interest	99,599	90,725
Property costs	5,672	2,474
General and administrative	20,124	17,565
Depreciation and amortization	144,770	148,106
Provisions for impairment	8,678	7,366
Total expenses	278,843	266,236
Other income:
Net gain on dispositions of real estate	9,803	4,253
Income before income taxes	72,885	41,901
Income tax expense (benefit)	463	(10,773)
Net income	72,422	52,674
Less: Net income attributable to noncontrolling interest	466	667
Net income attributable to controlling interest	$71,956	$52,007

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$72,422	$52,674
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	9,827	(14,938)
Cash flow hedge gains reclassified to interest expense	(270)	(3,704)
Deferred loss on cash flow hedges	—	(1,183)
Total other comprehensive income (loss)	9,557	(19,825)
Total comprehensive income	81,979	32,849
Comprehensive income attributable to noncontrolling interest	466	667
Comprehensive income attributable to controlling interest	$81,513	$32,182

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Members’ Equity

(unaudited)

(In thousands, except unit data)

					Accumulated
					Other	Total	Non -
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Three Months Ended March 31, 2026
Balance at December 31, 2025	1,000	250	$8,271,460	$250	$(9,531)	$8,262,179	$13,446	$8,275,625
Members’ distributions	—	—	(203,700)	—	—	(203,700)	—	(203,700)
Net income	—	—	71,956	—	—	71,956	466	72,422
Other comprehensive income	—	—	—	—	9,557	9,557	—	9,557
Contributions from noncontrolling interest	—	—	—	—	—	—	1,226	1,226
Distributions to noncontrolling interest	—	—	—	—	—	—	(384)	(384)
Balance at March 31, 2026	1,000	250	$8,139,716	$250	$26	$8,139,992	$14,754	$8,154,746

					Accumulated
					Other	Total	Non -
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Three Months Ended March 31, 2025
Balance at December 31, 2024	1,000	125	$8,556,023	$125	$20,497	$8,576,645	$8,124	$8,584,769
Members’ distributions	—	—	(192,000)	—	—	(192,000)	—	(192,000)
Issuance of preferred shares, net of costs of $105	—	125	—	20	—	20	—	20
Net income	—	—	51,902	105	—	52,007	667	52,674
Other comprehensive loss	—	—	—	—	(19,825)	(19,825)	—	(19,825)
Distributions to noncontrolling interest	—	—	—	—	—	—	(312)	(312)
Balance at March 31, 2025	1,000	250	$8,415,925	$250	$672	$8,416,847	$8,479	$8,425,326

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$72,422	$52,674
Adjustments to net income:
Depreciation and amortization	144,770	148,106
Amortization of debt discounts, deferred financing costs and other noncash interest expense	18,187	19,110
Provisions for impairment	8,678	7,366
Net gain on dispositions of real estate	(9,803)	(4,253)
Noncash revenue and other	(15,946)	(16,408)
Payments made in settlement of cash flow hedges	—	(1,183)
Changes in operating assets and liabilities:
Other assets	1,562	(1,570)
Accrued expenses, deferred revenue and other liabilities	(37,941)	(31,601)
Net cash provided by operating activities	181,929	172,241
Investing activities
Acquisition of and additions to real estate	(178,129)	(147,035)
Investment in loans and financing receivables	(114,701)	(108,563)
Collections of principal on loans and financing receivables	5,436	452
Proceeds from dispositions of real estate	115,638	109,689
Net cash used in investing activities	(171,756)	(145,457)
Financing activities
Borrowings under credit facility	140,000	—
Repayments under credit facility	(350,000)	—
Borrowings under unsecured notes and term loans payable	449,784	349,773
Repayments under non-recourse debt obligations of consolidated special purpose entities	(6,947)	(6,395)
Financing costs paid	(3,868)	(2,732)
Members’ distributions	(203,700)	(192,000)
Proceeds from issuance of preferred shares	—	125
Preferred shares issuance costs paid	—	(105)
Distributions to noncontrolling interest	(384)	(312)
Contributions from noncontrolling interest	1,226	—
Net cash provided by financing activities	26,111	148,354
Net change in cash, cash equivalents and restricted cash	36,284	175,138
Cash, cash equivalents and restricted cash, beginning of period	52,431	172,123
Cash, cash equivalents and restricted cash, end of period	$88,715	$347,261

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,735	$327,283
Restricted cash included in other assets	24,980	19,978
Total cash, cash equivalents and restricted cash	$88,715	$347,261

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate, loans and financing receivable investments	$31,232	$22,942
Tenant funded improvements to real estate investments	—	1,981
Acquisition cash holdbacks included in real estate, loans and financing receivable investments	3,595	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$76,255	$73,900
Cash paid (refunds received) during the period for income and franchise taxes, net	236	(214)

See accompanying notes.

STORE Capital LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

2. Summary of Significant Accounting Principles

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements and, accordingly, these statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At March 31, 2026 and December 31, 2025, the special purpose entities held assets totaling $13.7 billion and $13.6 billion, respectively, and had third-party liabilities totaling $3.6 billion and $3.6 billion, respectively. At March 31, 2026 and December 31, 2025, the VIEs held assets totaling $482.8 million and $440.8 million, respectively, and had third‑party liabilities totaling $0.8 million and $1.4 million, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Consolidated VIE

The Company holds a 95% ownership interest in and is the managing member of a joint venture entity formed in December 2023 that owns and leases real estate to lessees that are affiliates of the noncontrolling interest holder. The Company has provided a $187.1 million loan to the joint venture as of March 31, 2026. The Company classifies the joint venture as a VIE, as the equity holders do not have the obligation to absorb all future losses of the joint venture due to a provision that protects the equity holders from certain losses if an event of default occurs under the leases. The Company consolidates the joint venture as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the joint venture primarily consist of leased properties (net lease real estate accounted for as financing arrangements) and cash; its obligations primarily consist of debt service payments to the Company, which are eliminated in consolidation.

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

•
Real Estate Investments – investments are generally made in one of two ways, either through sale-leaseback transactions in which the Company acquires the real estate from the owner-operators and then leases the real estate back to them, or through acquisitions from third-party sellers in connection with which a new lease is entered into with the tenant. Both approaches result in long-term leases which are classified as operating or finance leases and, in both cases, the operators become the Company’s long‑term tenants (its customers). Real estate assets acquired may be subject to a lease contract that contains certain terms requiring the Company to account for the lease as a finance lease. Additionally, if the terms of a lease contract specifically associated with a sale-leaseback transaction contain certain terms, such as a purchase option, the transaction is required to be accounted for as a financing arrangement, due to the Company’s adoption of ASC Topic 842, rather than as an investment in real estate subject to an operating or finance lease.
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

Accounting for Real Estate Investments

Classification and Cost

STORE Capital records the acquisition of real estate properties at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Intangible assets and liabilities acquired may include the value of existing in-place leases, above-market or below-market lease value of in-place leases and ground lease-related intangibles, as applicable. Management uses multiple sources to estimate fair value, including independent appraisals and information obtained about each property as a result of its pre‑acquisition due diligence and its marketing and leasing activities. Certain of the Company’s lease contracts contain terms that result in the lease being classified as a finance lease. Additionally, certain of the Company’s lease contracts allow its tenants the option, at their election, to purchase the leased property from the Company at a specified time or times (generally at the greater of the then-fair market value or the Company’s cost, as defined in the lease contracts). Subsequent to the adoption of ASC Topic 842, for real estate assets acquired through a sale-leaseback transaction and subject to a lease contract that contains certain terms, such as a purchase option, the Company accounts for such an acquisition as a financing arrangement. The Company records investments in financing arrangements and finance leases in loans and financing receivables, net on the condensed consolidated balance sheets. For contracts accounted for as a financing arrangement due to the presence of a purchase option, should the purchase option later expire or be removed from the lease contract, the Company would derecognize the asset accounted for as a financing arrangement and recognize the transferred leased asset in real estate investments.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases, but in certain circumstances are classified as financing arrangements or finance leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases classified as operating leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. When a lease classified as a financing arrangement provides the same specific contractual escalations, lease payments accounted for as interest income are recognized using the effective interest method. Accordingly, straight-line operating lease receivables and interest income receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis or interest income recognized using the effective interest method, respectively, and scheduled rents or interest, represent unbilled rent receivables that the Company will receive only if the tenants make all rent or interest payments required through the expiration of the leases. These straight-line operating lease receivables and interest income receivables are included in other assets, net and loans and financing receivables, net, respectively, on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables and interest income receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues or interest income, respectively. As of March 31, 2026 and December 31, 2025, the Company had $118.7 million and $103.3 million, respectively, of straight-line operating lease receivables and interest income receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

During the three months ended March 31, 2026, the Company recognized an aggregate provision for the impairment of real estate of $8.3 million. For the assets impaired in 2026, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $20.8 million. The Company recognized an aggregate provision for the impairment of real estate of $6.4 million during the three months ended March 31, 2025.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2026 and December 31, 2025, the Company had loans receivable with an aggregate outstanding principal balance of $9.7 million and $26.9 million, respectively, on nonaccrual status.

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

Sales-Type Financing Receivables – Classification, Cost and Revenue Recognition

Sales-type financing receivables are recorded at their net investment, determined as the present value of both the aggregate minimum lease payments and the estimated residual value of the leased property less unearned income. The unearned income is recognized over the life of the related contracts so as to produce a constant rate of return on the net investment in the assets. Rental payments received and the amortization of unearned income are recorded as interest income on the condensed consolidated statement of operations.

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each loan and financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. During the three months ended March 31, 2026 and 2025, the Company recognized an estimated $0.3 million and $1.0 million, respectively, of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the Company did not write off any credit losses associated with loans and financing receivables.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $25.0 million and $13.3 million of restricted cash at March 31, 2026 and December 31, 2025, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of March 31, 2026 and December 31, 2025, the Company had 21 interest rate swap agreements in place. Ten of the interest rate swap agreements have an aggregate notional value of $1.0 billion, with two maturing in February 2027, one maturing in April 2027, six maturing in May 2027 and one maturing in May 2029, and as of March 31, 2026 are designated cash flow hedges of the Company’s $1.0 billion variable-rate bank unsecured term loan which matures in September 2030 (Note 4). Six of the interest rate swap agreements with an aggregate notional value of $650.0 million, three with maturities of February 2027, one with a maturity of May 2027 and two with a maturity of July 2028, are, as of March 31, 2026, designated cash flow hedges of the Company’s $650.0 million floating-rate bank unsecured term loan which matures in September 2028 (Note 4). Five interest rate swap agreements with an aggregate notional value of $373.6 million, with two maturing in May 2027 and three maturing in July 2028, are, as of March 31, 2026, designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in September 2029 (Note 4).

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

Income Taxes

As a REIT, the Company is generally not subject to federal income tax but is subject to certain state and local income taxes as well as federal income and excise tax on its undistributed income. STORE Investment Corporation, the Company’s wholly owned taxable REIT subsidiary (“TRS”) created to engage in non-qualifying REIT activities, is subject to federal, state and local income taxes, but these annual taxes have historically been and are currently estimated to be negligible.

Following the Merger, the Company’s new ownership structure and status as a privately held REIT caused multiple state income tax jurisdictions to view the Company as a captive REIT, resulting in state income tax liabilities to which the Company was not previously subject when it was publicly traded.

During 2025, the Company’s status as a captive REIT in most states ceased, which significantly reduced the state income tax liabilities that were triggered by the Merger. As such, the Company expects its state effective income tax rate, with respect to most captive REIT jurisdictions, to be zero for the foreseeable future. After applying the projected future effective income tax rate of approximately zero to the Company’s temporary differences, the $11.7 million balance in its net deferred tax liability recorded at December 31, 2024 was reversed in full during the three months ended March 31, 2025, resulting in the recognition of a net tax benefit.

During the three months ended March 31, 2026 and 2025, the Company recorded an income tax expense of $0.5 million and a benefit of $10.8 million, respectively.

Certain state tax returns filed for 2021 and federal and state tax returns filed for 2022 through 2024 are subject to examination by the respective taxing authorities in these jurisdictions. As of March 31, 2026, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at March 31, 2026 or December 31, 2025.

Related Party Transactions

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, one of the Company’s members, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.2 million, respectively, of fee income, which is recorded in other income on the condensed consolidated statements of operations.

In accordance with the terms of the service contract and related arrangements, during the year ended December 31, 2025, the Company agreed to dispose of certain real estate assets held on behalf of PCSD Ivory Private Limited and recorded a related party liability equal to the fair value of the real estate assets. As of March 31, 2026 and December 31, 2025, such related party liability balance was $21.8 million and $27.0 million, respectively, which is included in accrued expenses, deferred revenue and other liabilities, on the condensed consolidated balance sheets.

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

3. Investments

At March 31, 2026, STORE Capital had investments in 3,577 property locations representing 3,401 owned properties (of which 250 are accounted for as financing arrangements and 157 are accounted for as sales-type leases), 22 properties where all the related land is subject to an operating ground lease and 154 properties which secure mortgage loans. The gross investment portfolio totaled $17.3 billion at March 31, 2026 and consisted of the gross acquisition cost of the real estate investments totaling $14.1 billion including an offset by intangible lease liabilities totaling $133.1 million, loans and financing receivables with an aggregate carrying amount of $3.2 billion and operating ground lease assets totaling $53.5 million. As of March 31, 2026, approximately 32% of these investments are assets of consolidated special purpose entity subsidiaries that are pledged as collateral under the non‑recourse obligations of such special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the three months ended March 31, 2026, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2025 (a)	3,576	$17,169,924
Acquisition of and additions to real estate (b)(c)	26	188,550
Investment in loans and financing receivables (b)(c)	14	114,673
Sales of real estate, loans and financing receivables	(39)	(114,916)
Principal collections on loans and financing receivables	—	(5,436)
Net change in operating ground lease assets (d)		(191)
Provisions for impairment		(8,678)
Other		(2,183)
Gross investments, March 31, 2026 (a)(f)		17,341,743
Less accumulated depreciation and amortization (f)		(1,704,550)
Net investments, March 31, 2026 (e)	3,577	$15,637,193

(a)
Includes $33.6 million and $27.3 million of interest income receivables associated with certain financing arrangements as of March 31, 2026 and December 31, 2025, respectively.
(b)
Includes $3.6 million of total non-cash real estate and financing receivables acquired in connection with holdback arrangements.
(c)
Excludes $24.4 million of total tenant improvement advances disbursed in 2026 which were accrued as of December 31, 2025.
(d)
Represents amortization recognized on operating ground lease assets during the three months ended March 31, 2026.
(e)
In connection with certain acquisitions completed or other modifications during the three months ended March 31, 2026, the Company modified existing operating leases in a manner which required them to be accounted for as finance leases in accordance with ASC Topic 842. As a result, the Company reclassified $12.1 million of real estate investments to loans and financing receivables, net on the condensed consolidated balance sheets. The Company also recognized a $1.4 million non-cash loss in connection with the modifications which is in included in net gain on dispositions of real estate in the condensed consolidated statements of operations.
(f)
Includes the below-market lease liabilities ($133.1 million) and the accumulated amortization ($25.0 million) of the liabilities recorded on the condensed consolidated balance sheets as intangible lease liabilities as of March 31, 2026.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental revenues:
Operating leases (a)	$260,847	$252,061
Sublease income - operating ground leases (b)	666	780
Amortization of lease related intangibles and costs	1,209	1,039
Total rental revenues	$262,722	$253,880

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$12,795	$4,613
Sale-leaseback transactions accounted for as financing arrangements	42,597	30,571
Sales-type and financing receivables	18,377	12,379
Total interest income on loans and financing receivables	$73,769	$47,563

(a)
For the three months ended March 31, 2026 and 2025, includes $0.9 million and $1.1 million, respectively, of property tax tenant reimbursement revenue and includes $116,000 and $334,000, respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 677 customers who operate their businesses across 146 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at March 31, 2026 are service at 61%, service-oriented retail at 12% and manufacturing at 27%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at March 31, 2026. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at March 31, 2026, with the largest customer representing 3.1% of the total investment portfolio. On an annualized basis, as of March 31, 2026, the largest customer represented approximately 3.3% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s operating leases with its tenants at March 31, 2026 was approximately 14.8 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At March 31, 2026, 17 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of March 31, 2026, are as follows (in thousands):

Remainder of 2026	$768,596
2027	1,025,898
2028	1,013,528
2029	993,699
2030	973,366
2031	945,303
Thereafter	8,296,624
Total future minimum rentals (a)	$14,017,014

(a)
Excludes future minimum rentals to be received under lease contracts associated with sale-leaseback transactions accounted for as financing arrangements and sales-type financing receivables. See Loans and Financing Receivables section below.

Substantially all of the Company’s leases include one or more renewal options (generally two to four five-year options). Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum lease payments presented above do not include any contingent rental payments such as lease escalations based on future changes in CPI.

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	March 31, 2026	December 31, 2025
In-place leases (a)	$517,106	$524,648
Above-market leases	35,069	35,069
Total intangible lease assets	552,175	559,717
Accumulated amortization (a)	(149,468)	(142,081)
Net intangible lease assets	$402,707	$417,636

(a)
Includes the dollar amount of in-place lease intangibles ($39,000) and the related accumulated amortization ($6,000) associated with the real estate investments held for sale at December 31, 2025.

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $11.2 million and $14.4 million during the three months ended March 31, 2026 and 2025, respectively. The amount amortized as a decrease to rental revenue for above‑market lease intangibles was $0.7 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

Based on the balance of the intangible lease assets at March 31, 2026, the aggregate amortization expense is expected to be $33.2 million for the remainder of 2026, $42.7 million in 2027, $40.7 million in 2028, $38.2 million in 2029, $35.3 million in 2030, $32.8 million in 2031 and $153.0 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $1.9 million for the remainder of 2026, $2.6 million in 2027, $2.5 million in 2028, $2.4 million in 2029, $2.3 million in 2030, $2.1 million in 2031 and $13.0 million thereafter. The weighted average remaining amortization period is approximately 10.7 years for the in‑place lease intangibles and approximately 12.6 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands):

	March 31, 2026	December 31, 2025
Below-market leases	$133,141	$135,140
Accumulated amortization	(25,044)	(23,422)
Net intangible lease liabilities (a)	$108,097	$111,718

(a)
Includes the dollar amount of below-market lease intangibles ($14,000) and the related accumulated amortization ($2,000) associated with the real estate investments held for sale at December 31, 2025.

Lease intangible liabilities are amortized as an increase to rental revenues. For the three months ended March 31, 2026 and 2025, amortization was $2.0 million and $2.4 million, respectively. Based on the balance of the intangible liabilities at March 31, 2026, the amortization included in rental revenue is expected to be $5.9 million for the remainder of 2026, $7.7 million in 2027, $7.5 million in 2028, $7.4 million in 2029, $6.7 million in 2030, $6.4 million in 2031 and $66.5 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 22.2 years.

Operating Ground Lease Assets

As of March 31, 2026, STORE Capital had operating ground lease assets aggregating $53.5 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $883,000 and $961,000 during the three months ended March 31, 2026 and 2025, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $666,000 and $780,000 during the three months ended March 31, 2026 and 2025, respectively.

The future minimum lease payments to be paid under the operating ground leases as of March 31, 2026 were as follows (in thousands):

		Ground Leases
	Ground Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2026	$43	$1,930	$1,973
2027	57	2,562	2,619
2028	57	2,592	2,649
2029	58	2,680	2,738
2030	60	2,700	2,760
2031	60	2,701	2,761
Thereafter	3,138	100,616	103,754
Total lease payments	3,473	115,781	119,254
Less imputed interest	(2,857)	(68,819)	(71,676)
Total operating lease liabilities - ground leases	$616	$46,962	$47,578

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $115.8 million commitment, $85.7 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under one lease where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

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

Type	Interest Rate (a)	Maturity Date	March 31, 2026	December 31, 2025
Investments in real estate included in loans and financing receivables:
Sale-leaseback transactions accounted for as financing arrangements (b)(c)	8.63%	2034 - 2122	$1,795,138	$1,707,510
Sales-type financing receivables	8.93%	2032 - 2056	831,513	814,341
Total investments in real estate included in loans and financing receivables			2,626,651	2,521,851
Principal amount outstanding—loans receivable:
Twenty-two mortgage loans receivable (d)	8.93%	2026-2066	564,710	561,206
Equipment and other loans receivable	9.86%	2026-2038	34,477	27,667
Total principal amount outstanding—loans receivable			599,187	588,873
Unamortized loan origination costs			2,071	2,152
Unamortized loan premium			494	522
Allowance for credit and loan losses			(23,376)	(23,072)
Total loans and financing receivables			$3,205,027	$3,090,326

(a)
Represents the weighted average interest rate as of the balance sheet date.
(b)
Includes $33.6 million and $27.3 million of interest income receivables associated with certain financing arrangements as of March 31, 2026 and December 31, 2025, respectively.
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

Loans Receivable

At March 31, 2026, the Company held 35 loans receivable with an aggregate carrying amount of $599.4 million. Twenty-two of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 14 of the mortgage loans are subject to increases over the term of the loans. The mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 15 to 40 year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

The long-term mortgage loans receivable generally allow for prepayments without penalty or with penalties ranging from 1% to 15%, depending on the timing of the prepayment, except as noted in the table above. Equipment and other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2026	$3,001	$11,467	$14,468
2027	9,353	7,200	16,553
2028	12,708	1,449	14,157
2029	15,885	1,500	17,385
2030	10,556	197,054	207,610
2031	2,299	—	2,299
Thereafter	85,783	240,932	326,715
Total principal payments	$139,585	$459,602	$599,187

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of March 31, 2026 and December 31, 2025, the Company had $1.8 billion and $1.7 billion, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of March 31, 2026, were as follows (in thousands):

Remainder of 2026	$113,076
2027	153,221
2028	155,982
2029	158,927
2030	161,953
2031	165,006
Thereafter	4,516,509
Total future scheduled payments	$5,424,674

Sales-Type Financing Receivables

As of March 31, 2026 and December 31, 2025, the Company had $831.5 million and $814.3 million, respectively, of investments accounted for as sales-type leases; the components of these investments were as follows (in thousands):

	March 31, 2026	December 31, 2025
Minimum lease payments receivable	$2,304,902	$2,282,291
Estimated residual value of leased assets	14,152	12,661
Unearned income	(1,487,541)	(1,480,611)
Net investment	$831,513	$814,341

As of March 31, 2026, the future minimum lease payments to be received under the sales-type lease receivables are expected to be $57.5 million for the remainder of 2026, $70.9 million in 2027, $72.2 million in 2028, $73.7 million in 2029, $75.4 million in 2030, $76.9 million in 2031 and $1.9 billion thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each loan or financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of March 31, 2026, $333.2 million of loans and financing receivables were categorized as investment grade and $2.9 billion were categorized as non-investment grade. During the three months ended March 31, 2026, there were $0.3 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of March 31, 2026, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was none in 2026, $60.4 million in 2025, $115.7 million in 2024, $85.2 million in 2023, none in 2022 and $71.9 million prior to 2022. The year of origination for loans and financing receivables with a credit quality indicator of non-investment grade was $69.6 million in 2026, $1.1 billion in 2025, $819.8 million in 2024, $546.7 million in 2023, $95.8 million in 2022 and $265.5 million prior to 2022.

4. Debt

Credit Facility

The Company has a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which provides for an unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) and senior unsecured, variable-rate term loans which are discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. The Unsecured Revolving Credit Facility has a borrowing capacity of $1.25 billion, matures in September 2029 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At March 31, 2026, the Company had $373.6 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) Daily Simple SOFR plus a spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.40%. The spread used is based on the Company’s credit rating as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30% based on the Company’s credit rating. As of March 31, 2026, the applicable spread for SOFR-based borrowings is 0.85% and the facility fee is 0.20%. As of March 31, 2026, the Company has five interest rate swap agreements with an aggregate notional value of $373.6 million that effectively convert the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.7360%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $11.7 billion at March 31, 2026. The facility is recourse to the Company and, as of March 31, 2026, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.9 billion as amended in September 2025.

At March 31, 2026 and December 31, 2025, unamortized financing costs related to the Company’s credit facility totaled $10.9 million and $11.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

In February 2026, the Company completed a private offering of $450.0 million in aggregate principal amount of five-year senior unsecured notes (the “2026 Notes”). The 2026 Notes have a coupon rate of 4.95% and interest is payable semi-annually in arrears in February and August of each year, commencing on August 11, 2026. The notes were issued at 99.952% of their principal amount. In connection with this offering, the Company entered into an agreement pursuant to which the Company is obligated to file a registration statement with the SEC to offer to exchange the 2026 Notes for a new issue of notes registered under the Securities Act. In April 2026, the Company filed a registration statement with the SEC to offer to exchange these notes for a new issue of public notes registered under the Securities Act. The exchange offer is anticipated to expire on May 27, 2026, and at such time, the Company intends for the tendered 2026 Notes to be exchanged for new registered notes with substantially identical terms.

The supplemental indentures governing the Public Notes, the 2025 Notes and the 2026 Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of March 31, 2026, the Company was in compliance with these covenants. The Public Notes, the 2025 Notes and the 2026 Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). At March 31, 2026, the Company had $82.0 million of the Notes outstanding, which the Company repaid in full at maturity in April 2026. Interest on the Notes was payable semi-annually in arrears in May and November of each year. On each interest payment date, the interest rate on each series of Notes was able to be increased by 1.0% should the Company’s Applicable Credit Rating (as defined in the NPAs) have failed to be an investment-grade credit rating; the increased interest rate would remain in effect until the next interest payment date on which the Company obtained an investment grade credit rating. The Company was able to prepay at any time all, or any part, of any series of Notes, in an amount not less than 5% of the aggregate principal amount of the series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the NPAs). The Notes were senior unsecured obligations of the Company.

The NPAs contained a number of financial covenants that were similar to the covenants contained in the Company’s Unsecured Credit Agreement as summarized above. Subject to the terms of the NPAs and the Notes, upon certain events of default, including, but not limited to, (i) a payment default under the Notes, and (ii) a default in the payment of certain other indebtedness by the Company or its subsidiaries, all amounts outstanding under the Notes would become due and payable at the option of the purchasers. As of March 31, 2026, the Company was in compliance with its covenants under the NPAs.

The Company’s Unsecured Credit Agreement, provides for the Company’s Unsecured Revolving Credit Facility, as discussed above, and two senior unsecured, variable-rate term loans (collectively the “Unsecured Term Loans”). As of March 31, 2026, the Tranche A-1 Term Loan (“Tranche A-1 Term Loan”) had a balance of $1.0 billion and matures in September 2030. The Tranche A-2 Term Loan (“Tranche A-2 Term Loan”) had a balance of $650.0 million and matures in September 2028 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee.

The interest rate on each of the Unsecured Term Loans resets at Daily Simple SOFR plus a credit rating-based spread ranging from 0.75% to 1.60%. At March 31, 2026, the spread applicable to the Company was 0.95%. As of March 31, 2026, the Company had ten interest rate swap agreements, with an aggregate notional value of $1.0 billion, which effectively convert the Tranche A-1 Term Loan borrowings to an all-in fixed rate of 4.0263% and six interest rate swap agreements, with an aggregate notional value of $650.0 million, which effectively convert the Tranche A-2 Term Loan borrowings to an all-in fixed rate of 4.8878%.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of March 31, 2026, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Notes Payable:
Series C issued April 2016	Apr. 2026	4.73% (c)	$82,000	$82,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Notes issued March 2025	Apr. 2030	5.40%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Notes issued February 2026	Feb. 2031	4.95%	450,000	—
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			2,307,000	1,857,000
Term Loans:
Tranche A-2 Term Loan	Sep. 2028	4.8878% (a)	650,000	650,000
Tranche A-1 Term Loan	Sep. 2030	4.0263% (b)	1,000,000	1,000,000
Total term loans			1,650,000	1,650,000
Unamortized discount			(130,338)	(138,030)
Unamortized deferred financing costs			(22,866)	(20,059)
Total unsecured notes and term loans payable, net			$3,803,796	$3,348,911

(a)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus the applicable spread, which was 0.95% at March 31, 2026. The Company has six interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of March 31, 2026.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus the applicable spread, which was 0.95% at March 31, 2026. The Company has ten interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of March 31, 2026.
(c)
Note repaid in full at maturity in April 2026 using a portion of the proceeds from the $450.0 million 2026 Notes issued.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $230.0 million at March 31, 2026.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of March 31, 2026, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $5.4 billion.

Certain of the consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $233.5 million at March 31, 2026.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest
	Date	Rate	March 31, 2026	December 31, 2025
Non-recourse net-lease mortgage notes:
$200,000 Series 2016-1, Class A-1 (2016)	Oct. 2026 (a)	3.96%	$160,535	$161,786
$82,000 Series 2019-1, Class A-1	Nov. 2026 (a)	2.82%	76,848	76,950
$46,000 Series 2019-1, Class A-3	Nov. 2026 (a)	3.32%	44,543	44,601
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (a)	4.32%	110,042	110,869
$228,000 Series 2018-1, Class A-2	Oct. 2027 (b)	4.29%	206,228	206,798
$164,000 Series 2018-1, Class A-4	Oct. 2027 (b)	4.74%	153,477	153,887
$346,000 Series 2023-1, Class A-1	May 2028 (a)	6.19%	341,098	341,531
$182,000 Series 2023-1, Class A-2	May 2028 (a)	6.92%	179,422	179,649
$168,500 Series 2021-1, Class A-1	Jun. 2028 (a)	2.12%	164,498	164,709
$89,000 Series 2021-1, Class A-3	Jun. 2028 (a)	2.86%	86,886	86,997
$74,400 Series 2024-1, Class A-1	Apr. 2029 (a)	5.69%	73,687	73,780
$25,600 Series 2024-1, Class A-3	Apr. 2029 (a)	5.93%	25,355	25,387
$107,200 Series 2025-1, Class A-1	Sep. 2030 (a)	4.76%	106,932	107,066
$17,800 Series 2025-1, Class A-4	Sep. 2030 (a)	4.95%	17,756	17,778
$260,600 Series 2024-1, Class A-2	Apr. 2031 (a)	5.70%	258,103	258,428
$89,400 Series 2024-1, Class A-4	Apr. 2031 (a)	5.94%	88,543	88,655
$268,000 Series 2025-1, Class A-2	Sep. 2032 (a)	4.98%	267,330	267,665
$44,500 Series 2025-1, Class A-5	Sep. 2032 (a)	5.17%	44,389	44,444
$168,500 Series 2021-1, Class A-2	Jun. 2033 (b)	2.96%	164,498	164,709
$89,000 Series 2021-1, Class A-4	Jun. 2033 (b)	3.70%	86,886	86,997
$244,000 Series 2019-1, Class A-2	Nov. 2034 (b)	3.65%	228,669	228,974
$136,000 Series 2019-1, Class A-4	Nov. 2034 (b)	4.49%	131,693	131,863
$160,800 Series 2025-1, Class A-3	Sep. 2035 (b)	5.19%	160,398	160,599
$26,700 Series 2025-1, Class A-6	Sep. 2035 (b)	5.39%	26,633	26,668
Total non-recourse net-lease mortgage notes			3,204,449	3,210,790
Non-recourse mortgage notes:
$65,000 note issued June 2016	Jul. 2026 (c)	4.75%	53,497	53,876
$41,690 note issued March 2019	Mar. 2029 (d)	4.80%	38,391	38,585
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (c)	4.64%	5,585	5,619
Total non-recourse mortgage notes			97,473	98,080
Unamortized discount			(95,410)	(101,954)
Unamortized deferred financing costs			(7,454)	(7,889)
Total non-recourse debt obligations of consolidated special purpose entities, net			$3,199,058	$3,199,027

(a)
Prepayable, without penalty, 24 months prior to maturity.
(b)
Prepayable, without penalty, 36 months prior to maturity.
(c)
Prepayable, without penalty, three months prior to maturity.
(d)
Prepayable, without penalty, four months prior to maturity.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of March 31, 2026, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $4.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long Term Debt Maturity Schedule

As of March 31, 2026, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2026	$18,795	$414,142	$432,937
2027	17,237	460,472	477,709
2028	10,966	1,763,615	1,774,581
2029	8,483	483,585	492,068
2030	8,019	1,821,928	1,829,947
2031	6,298	1,162,896	1,169,194
Thereafter	16,380	1,066,106	1,082,486
	$86,178	$7,172,744	$7,258,922

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

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of March 31, 2026, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $262.8 million, of which $246.8 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

The following table summarizes the net derivative balances recorded on the condensed consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association agreement (in thousands):

	March 31, 2026	December 31, 2025
Derivative assets:
Net derivative assets presented in the condensed consolidated balance sheets	$9,168	$5,676
Gross amount of eligible offsetting recognized derivative liabilities	2,200	3,497
Gross amount of derivative assets	$11,368	$9,173

Derivative liabilities:
Net derivative liabilities presented in the condensed consolidated balance sheets	$(2,130)	$(7,142)
Gross amount of eligible offsetting recognized derivative assets	(2,200)	(3,497)
Gross amount of derivative liabilities	$(4,330)	$(10,639)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at March 31, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At March 31, 2026, these debt obligations had an aggregate carrying value of $7.0 billion and an estimated fair value of $7.1 billion. At December 31, 2025, these debt obligations had an aggregate carrying value of $6.5 billion and an estimated fair value of $6.7 billion.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 6, 2026.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans and financing receivables, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of March 31, 2026, approximately 99% of our leases (based on base rent and interest) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of March 31, 2026, our investment portfolio stood at approximately $17.3 billion, consisting of investments in 3,577 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

We have an unsecured credit agreement with a group of lenders which provides for an unsecured revolving credit facility. The facility has a borrowing capacity of $1.25 billion, matures in September 2029 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. As of March 31, 2026, we had $373.6 million outstanding under our unsecured revolving credit facility.

Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) Daily Simple SOFR plus a spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.40%. The spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30% based on our credit rating. As of March 31, 2026, the applicable spread for SOFR-based borrowings is 0.85% and the facility fee is 0.20%. As of March 31, 2026, we had five interest rate swap agreements with an aggregate notional value of $373.6 million that effectively convert the outstanding borrowings on the facility to an all-in fixed rate of 4.7360%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $11.7 billion at March 31, 2026. The facility is recourse to us, and, as of March 31, 2026, we were in compliance with the financial and nonfinancial covenants under the facility.

Senior Unsecured Term Debt

In February 2026, we completed an issuance of five-year senior notes with an aggregate principal amount of $450.0 million and a coupon rate of 4.95%. As of March 31, 2026, we had an aggregate principal amount of $2.2 billion of senior unsecured notes outstanding; $1.8 billion of public senior unsecured notes outstanding and $450.0 million of private senior unsecured notes outstanding, subject to a registration rights agreement. These senior unsecured notes bear a weighted average coupon rate of 4.17% and interest on these notes is paid semi-annually. The supplemental indentures governing our senior unsecured notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2026, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. As of March 31, 2026, we had an aggregate principal amount of $82.0 million of privately placed notes outstanding; these privately placed notes were repaid at maturity in April 2026. The financial covenants of the privately placed notes were similar to our current unsecured revolving credit facility. As of March 31, 2026, we were in compliance with these covenants.

We have a credit agreement with a group of lenders which provides for two senior unsecured, variable-rate term loans (collectively the “Unsecured Term Loans”). As of March 31, 2026, the Tranche A-1 Term Loan (“Tranche A-1 Term Loan”) had a balance of $1.0 billion and matures in September 2030. The Tranche A-2 Term Loan (“Tranche A-2 Term Loan”) had a balance of $650.0 million and matures in September 2028 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee.

The interest rate on each of the Unsecured Term Loans resets at Daily Simple SOFR plus a credit rating-based spread ranging from 0.75% to 1.60%. At March 31, 2026, our spread was 0.95%. As of March 31, 2026, we had ten interest rate swap agreements, with an aggregate notional value of $1.0 billion, which effectively convert the Tranche A-1 Term Loan borrowings to an all-in fixed rate of 4.0263% and six interest rate swap agreements, with an aggregate notional value of $650.0 million, which effectively convert the Tranche A-2 Term Loan borrowings to an all-in fixed rate of 4.8878%.

The aggregate outstanding principal amount of our senior unsecured notes and term loans payable was $4.0 billion as of March 31, 2026.

Non-recourse Secured Debt

As of March 31, 2026, approximately 31% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

The aggregate outstanding principal amount of our secured mortgage notes payable was $3.3 billion as of March 31, 2026.

Debt Summary

As of March 31, 2026, our aggregate secured and unsecured term debt had an outstanding principal balance of $7.3 billion, a weighted average maturity of 4.0 years and a weighted average interest rate of 4.5%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of March 31, 2026:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$3,204	$5,395	$—	$5,395
Other mortgage notes payable	97	233	—	233
Total non-recourse secured debt	3,301	5,628	—	5,628
Unsecured notes and term loans payable	3,957	—	—	—
Unsecured revolving credit facility	374	—	—	—
Total unsecured debt (including revolving credit facility)	4,331	—	—	—
Unencumbered real estate assets	—	9,840	1,874	11,714
Total	$7,632	$15,468	$1,874	$17,342

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

For additional details and terms regarding these debt instruments, see Note 4 to the March 31, 2026 unaudited condensed consolidated financial statements.

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

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the three months ended March 31, 2026 was $9.7 million more than the three months ended March 31, 2025. The increase is primarily driven by additional rental revenue and interest income generated by the increase in size of our real estate portfolio. During the three months ended March 31, 2026 and 2025, our investments in real estate, loans and financing receivables were funded with a combination of cash on hand, net proceeds from asset dispositions and net proceeds from the issuance of long-term debt.

From a financing perspective, our activities provided $26.1 million of net cash during the three months ended March 31, 2026 as compared to $148.4 million during the three months ended March 31, 2025. Financing activities during the three months ended March 31, 2026 included $450.0 million of additional senior unsecured note borrowings and $210.0 million net reduction in borrowings on the unsecured revolving credit facility. Distributions to our members totaled $203.7 million for the three months ended March 31, 2026.

	Three Months Ended March 31,
(In thousands)	2026	2025	Increase (Decrease)
Net cash provided by operating activities	$181,929	$172,241	$9,688
Net cash used in investing activities	(171,756)	(145,457)	(26,299)
Net cash provided by financing activities	26,111	148,354	(122,243)
Net change in cash, cash equivalents and restricted cash	$36,284	$175,138	$(138,854)

As of March 31, 2026, we had liquidity of $63.7 million on our balance sheet. Management believes that our current cash balance, the $876.4 million of immediate borrowing capacity available as of March 31, 2026 on our unsecured revolving credit facility and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue growing our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the March 31, 2026 unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Real Estate Portfolio Information

As of March 31, 2026, our total investment in real estate and loans approximated $17.3 billion, representing investments in 3,577 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancellable remaining term of our leases was approximately 14.8 years.

Results of Operations

Overview

As of March 31, 2026, our real estate investment portfolio had grown to approximately $17.3 billion, consisting of investments in 3,577 property locations in 49 states, operated by 677 customers in various industries. Approximately 82% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 18% represents mortgage loans and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our customers’ other assets.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025:

	Three Months Ended March 31,		Increase
(In thousands)	2026	2025	(Decrease)
Total revenues	$341,925	$303,884	$38,041
Expenses:
Interest	99,599	90,725	8,874
Property costs	5,672	2,474	3,198
General and administrative	20,124	17,565	2,559
Depreciation and amortization	144,770	148,106	(3,336)
Provisions for impairment	8,678	7,366	1,312
Total expenses	278,843	266,236	12,607
Other income:
Net gain on dispositions of real estate	9,803	4,253	5,550
Income before income taxes	72,885	41,901	30,984
Income tax expense (benefit)	463	(10,773)	11,236
Net income	72,422	52,674	19,748
Less: Net income attributable to noncontrolling interest	466	667	(201)
Net income attributable to controlling interest	$71,956	$52,007	$19,949

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $15.9 billion in gross investment amount representing 3,366 properties at March 31, 2025 to approximately $17.3 billion in gross investment amount representing 3,577 properties at March 31, 2026. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2026 on acquisitions that were made during 2025. Similarly, the full revenue impact of acquisitions made during the first three months of 2026 will not be seen until the second quarter of 2026. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest expense - credit facility	$5,556	$4,292
Interest expense - credit facility fees	625	344
Interest expense - secured and unsecured debt	77,941	67,585
Capitalized interest	(2,714)	(606)
Amortization of debt discounts, deferred financing costs and other	18,191	19,110
Total interest expense	$99,599	$90,725
Credit facility:
Average debt outstanding	$482,122	$375,000
Average interest rate during the period (excluding facility fees)	4.6%	4.6%

Secured and unsecured debt:
Average debt outstanding	$7,057,624	$6,145,785
Average interest rate during the period	4.4%	4.4%

Interest expense associated with our secured and unsecured debt increased compared to the periods ended March 31, 2025 as a result of an increase in outstanding borrowings of secured and unsecured debt. Long-term debt added after March 31, 2025 consisted of $625.0 million of STORE Master Funding Series 2025-1 notes issued in September 2025 at a weighted average coupon rate of 5.06% and $450.0 million of senior unsecured notes issued in February 2026 with a coupon rate of 4.95%. Secured and unsecured debt repaid in full since March 31, 2025 included an aggregate $256.6 million of STORE Master Funding Series 2015-1 Class A-2 notes which bore an interest rate of 4.17%. As of March 31, 2026, we had $7.3 billion of secured and unsecured debt outstanding with a weighted average interest rate of 4.5%.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of March 31, 2026, we owned 17 properties that were vacant and not subject to a lease and the lease contracts related to just 49 properties we own are due to expire during the remainder of 2026. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of March 31, 2026, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended March 31,
	2026	2025
Property-level operating costs (a)	$3,907	$391
Operating ground lease payments made by STORE Capital	73	73
Operating ground lease payments made by STORE Capital tenants	633	631
Operating ground lease straight-line rent expense	177	257
Property taxes payable from tenant impounds	882	1,122
Total property costs	$5,672	$2,474

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $20.1 million for the three months ended March 31, 2026, as compared to $17.6 million for the three months ended March 31, 2025.

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased from $148.1 million for the three months ended March 31, 2025, to $144.8 million for the three months ended March 31, 2026 as a result of real estate dispositions and real estate assets reclassified to loans and financing receivables as a result of certain lease modifications.

Provisions for Impairment

During the three months ended March 31, 2026, we recognized $8.3 million in provisions for the impairment of real estate and $0.3 million in provisions for credit losses related to our loans and financing receivables. During the three months ended March 31, 2025, we recognized $6.4 million in provisions for the impairment of real estate and $1.0 million in provisions for credit losses related to our loans and financing receivables.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended March 31, 2026, we recognized an $11.2 million aggregate net gain on the sale of 39 properties. In comparison, during the three months ended March 31, 2025, we recognized a $4.3 million aggregate net gain on the sale of 18 properties.

Additionally, during the three months ended March 31, 2026, we recognized a net $1.4 million non-cash loss associated with certain lease modifications. No such non-cash gain or loss was recognized during the three months ended March 31, 2025.

Net Income

For the three months ended March 31, 2026, our net income was $72.4 million, as compared to net income of $52.7 million during the three months ended March 31, 2025, respectively. The increase in net income for the three months ended March 31, 2026 as compared to 2025 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, an increase in the net gain on dispositions of real estate and a decrease in depreciation and amortization, offset by increases in income tax expense, interest expense, property costs, general and administrative expenses and provisions for impairment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At March 31, 2026, all of our long-term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average long-term debt maturity was approximately 4.0 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long-term fixed‑rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of March 31, 2026 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and filed with the Securities and Exchange Commission on March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
As a result of the Merger, the Company’s equity securities are no longer publicly traded, and the Company’s officers and directors do not own any Company equity securities. Accordingly, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Ivory Parent, LLC, Ivory REIT, LLC and STORE Capital Corporation.**	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company filed on September 15, 2022.
3.1	Fourth Amended and Restated Limited Liability Company Agreement of STORE Capital LLC, dated as of February 24, 2025.	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K of the Company filed on March 5, 2025.
3.2	Certificate of Formation of Ivory REIT, LLC, dated August 30, 2022, as amended effective February 3, 2023.	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Company filed on February 3, 2023.
4.1	Supplemental Indenture No. 7, dated as of February 11, 2026, between STORE Capital LLC and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 of the Current Report on Form 8-K of the Company filed on February 12, 2026.
10.1	* Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between STORE Capital LLC and Mary B. Fedewa.	Filed herewith.
10.2	* Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between STORE Capital LLC and Craig A. Barnett.	Filed herewith.
10.3	* Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between STORE Capital LLC and Ashley A. Dembowski.	Filed herewith.
10.4

Registration Rights Agreement, dated as of February 11, 2026, among STORE Capital LLC, and BofA Securities, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Truist Securities, Inc.

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

* Indicates management contract or compensatory plan.

** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORE CAPITAL LLC
(Registrant)

Date: May 1, 2026	By:	/s/ Ashley A. Dembowski
Ashley A. Dembowski
Executive Vice President – Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)