Form 10-Q
period 2026-09-30
STORE CAPITAL LLC
filed 2026-11-06
CIK 1538990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, there were 1,125 units of equity outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STORE Capital LLC

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Investments:
Real estate investments:
Land and improvements	$3,962,057	$3,915,220
Buildings and improvements	9,779,676	9,677,738
Intangible lease assets	535,067	559,678
Total real estate investments	14,276,800	14,152,636
Less accumulated depreciation and amortization	(1,956,580)	(1,603,086)
	12,320,220	12,549,550
Real estate investments held for sale, net	—	8,265
Operating ground lease assets	53,135	53,707
Loans and financing receivables, net	3,590,366	3,090,326
Net investments	15,963,721	15,701,848
Cash and cash equivalents	90,113	39,119
Other assets, net	253,159	151,033
Total assets	$16,306,993	$15,892,000

Liabilities and equity
Liabilities:
Credit facility	$437,600	$583,600
Unsecured notes and term loans payable, net	3,740,016	3,348,911
Non-recourse debt obligations of consolidated special purpose entities, net	3,426,314	3,199,027
Intangible lease liabilities, net	100,572	111,706
Operating lease liabilities	48,766	49,498
Accrued expenses, deferred revenue and other liabilities	322,186	323,633
Total liabilities	8,075,454	7,616,375
Equity:
Members’ equity	7,803,529	8,121,344
Retained earnings	394,875	150,366
Accumulated other comprehensive income (loss)	17,937	(9,531)
Total members’ equity	8,216,341	8,262,179
Noncontrolling interest	15,198	13,446
Total equity	8,231,539	8,275,625
Total liabilities and equity	$16,306,993	$15,892,000

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenues	$262,965	$257,126	$794,576	$766,539
Interest income on loans and financing receivables	83,811	46,583	239,010	136,469
Other income	570	1,915	7,551	8,331
Total revenues	347,346	305,624	1,041,137	911,339
Expenses:
Interest	103,944	94,812	306,695	278,040
Property costs	6,261	7,605	17,768	14,294
General and administrative	17,269	17,841	55,627	52,358
Depreciation and amortization	148,204	147,481	437,234	443,699
Provisions for impairment	5,803	11,769	21,503	26,260
Total expenses	281,481	279,508	838,827	814,651
Other income:
Net gain on dispositions of real estate	6,554	8,104	45,095	7,447
Income before income taxes	72,419	34,220	247,405	104,135
Income tax expense (benefit)	495	340	1,423	(10,150)
Net income	71,924	33,880	245,982	114,285
Less: Net income attributable to noncontrolling interest	513	126	1,473	1,107
Net income attributable to controlling interest	$71,411	$33,754	$244,509	$113,178

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$71,924	$33,880	$245,982	$114,285
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges	10,068	2,324	27,971	(17,850)
Cash flow hedge gains reclassified to interest expense	(196)	(3,762)	(503)	(11,065)
Deferred gains (losses) on cash flow hedges	—	846	—	(337)
Total other comprehensive income (loss)	9,872	(592)	27,468	(29,252)
Total comprehensive income	81,796	33,288	273,450	85,033
Comprehensive income attributable to noncontrolling interest	513	126	1,473	1,107
Comprehensive income attributable to controlling interest	$81,283	$33,162	$271,977	$83,926

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Members’ Equity

(unaudited)

(In thousands, except unit data)

					Accumulated
					Other	Total	Non -
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Three Months Ended September 30, 2026
Balance at June 30, 2026	1,000	250	$8,144,743	$250	$8,065	$8,153,058	$15,115	$8,168,173
Members’ contributions	—	—	210,000	—	—	210,000	—	210,000
Members’ distributions	—	—	(228,000)	—	—	(228,000)	—	(228,000)
Net income	—	—	71,411	—	—	71,411	513	71,924
Other comprehensive income	—	—	—	—	9,872	9,872	—	9,872
Distributions to noncontrolling interest	—	—	—	—	—	—	(430)	(430)
Balance at September 30, 2026	1,000	250	$8,198,154	$250	$17,937	$8,216,341	$15,198	$8,231,539

Nine Months Ended September 30, 2026
Balance at December 31, 2025	1,000	250	$8,271,460	$250	$(9,531)	$8,262,179	$13,446	$8,275,625
Members’ contributions	—	—	325,000	—	—	325,000	—	325,000
Members’ distributions	—	—	(642,800)	(15)	—	(642,815)	—	(642,815)
Net income	—	—	244,494	15	—	244,509	1,473	245,982
Other comprehensive income	—	—	—	—	27,468	27,468	—	27,468
Contributions from noncontrolling interest	—	—	—	—	—	—	1,527	1,527
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,248)	(1,248)
Balance at September 30, 2026	1,000	250	$8,198,154	$250	$17,937	$8,216,341	$15,198	$8,231,539

					Accumulated
					Other	Total	Non -
	Members’ Units		Members’ Equity		Comprehensive	Members’	controlling	Total
	Common	Preferred	Common	Preferred	Income (Loss)	Equity	Interest	Equity
Three Months Ended September 30, 2025
Balance at June 30, 2025	1,000	250	$8,239,327	$250	$(8,163)	$8,231,414	$8,775	$8,240,189
Members’ contributions	—	—	350,000	—	—	350,000	—	350,000
Members’ distributions	—	—	(204,000)	—	—	(204,000)	—	(204,000)
Net income	—	—	33,754	—	—	33,754	126	33,880
Other comprehensive loss	—	—	—	—	(592)	(592)	—	(592)
Contributions from noncontrolling interest	—	—	—	—	—	—	4,731	4,731
Distributions to noncontrolling interest	—	—	—	—	—	—	(305)	(305)
Balance at September 30, 2025	1,000	250	$8,419,081	$250	$(8,755)	$8,410,576	$13,327	$8,423,903

Nine Months Ended September 30, 2025
Balance at December 31, 2024	1,000	125	$8,556,023	$125	$20,497	$8,576,645	$8,124	$8,584,769
Members’ contributions	—	—	350,000	—	—	350,000	—	350,000
Members’ distributions	—	—	(600,000)	(15)	—	(600,015)	—	(600,015)
Issuance of preferred shares, net of costs of $105	—	125	—	20	—	20	—	20
Net income	—	—	113,058	120	—	113,178	1,107	114,285
Other comprehensive loss	—	—	—	—	(29,252)	(29,252)	—	(29,252)
Contributions to noncontrolling interest	—	—	—	—	—	—	4,946	4,946
Distributions from noncontrolling interest	—	—	—	—	—	—	(850)	(850)
Balance at September 30, 2025	1,000	250	$8,419,081	$250	$(8,755)	$8,410,576	$13,327	$8,423,903

See accompanying notes.

STORE Capital LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities
Net income	$245,982	$114,285
Adjustments to net income:
Depreciation and amortization	437,234	443,699
Amortization of debt discounts, deferred financing costs and other noncash interest expense	56,424	56,370
Provisions for impairment	21,503	26,260
Net gain on dispositions of real estate	(45,095)	(7,447)
Noncash revenue and other	(58,690)	(34,656)
Payments made in settlement of cash flow hedges	—	(337)
Changes in operating assets and liabilities:
Other assets	(2,945)	(1,531)
Accrued expenses, deferred revenue and other liabilities	(26,749)	(13,870)
Net cash provided by operating activities	627,664	582,773
Investing activities
Acquisition of and additions to real estate	(565,147)	(543,231)
Investment in loans and financing receivables	(418,513)	(741,430)
Collections of principal on loans and financing receivables	12,558	6,247
Proceeds from dispositions of real estate	341,667	287,843
Net cash used in investing activities	(629,435)	(990,571)
Financing activities
Borrowings under credit facility	1,147,000	1,094,979
Repayments under credit facility	(1,293,000)	(1,096,379)
Borrowings under unsecured notes and term loans payable	449,784	351,173
Repayments under unsecured notes and term loans payable	(82,000)	—
Borrowings under non-recourse debt obligations of consolidated special purpose entities	1,091,719	624,795
Repayments under non-recourse debt obligations of consolidated special purpose entities	(872,844)	(275,153)
Financing costs paid	(18,372)	(30,736)
Members’ contributions	325,000	350,000
Members’ distributions	(642,815)	(600,015)
Proceeds from issuance of preferred shares	—	125
Preferred shares issuance costs paid	—	(105)
Contributions from noncontrolling interest	1,527	4,946
Distributions to noncontrolling interest	(1,248)	(850)
Net cash provided by financing activities	104,751	422,780
Net change in cash, cash equivalents and restricted cash	102,980	14,982
Cash, cash equivalents and restricted cash, beginning of period	52,431	172,123
Cash, cash equivalents and restricted cash, end of period	$155,411	$187,105

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$90,113	$163,497
Restricted cash included in other assets	65,298	23,608
Total cash, cash equivalents and restricted cash	$155,411	$187,105

Supplemental disclosure of noncash investing and financing activities:
Accrued tenant improvements included in real estate, loans and financing receivable investments	$46,132	$31,786
Tenant funded improvements to real estate investments	7,327	1,981
Acquisition cash holdbacks included in real estate, loans and financing receivable investments	7,384	59,701
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$245,231	$213,338
Cash paid during the period for income and franchise taxes, net	3,041	3,203

See accompanying notes.

STORE Capital LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

Certain of the Company’s consolidated subsidiaries are special purpose entities or VIEs. Each special purpose entity or VIE is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities or VIEs may only be used to settle the liabilities of such entity and are not available to pay or otherwise satisfy obligations to the creditors of any owner or affiliate of the applicable special purpose entity or VIE. At September 30, 2026 and December 31, 2025, the special purpose entities held assets totaling $13.9 billion and $13.6 billion, respectively, and had third-party liabilities totaling $3.8 billion and $3.6 billion, respectively. At September 30, 2026 and December 31, 2025, the VIEs held assets totaling $496.2 million and $440.8 million, respectively, and had third‑party liabilities totaling $0.4 million and $1.4 million, respectively. These assets and liabilities are included in the accompanying condensed consolidated balance sheets.

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

Consolidated VIE

The Company holds a 95% ownership interest in and is the managing member of a joint venture entity formed in December 2023 that owns and leases real estate to lessees that are affiliates of the noncontrolling interest holder. The Company has provided a $190.9 million loan to the joint venture as of September 30, 2026. The Company classifies the joint venture as a VIE, as the equity holders do not have the obligation to absorb all future losses of the joint venture due to a provision that protects the equity holders from certain losses if an event of default occurs under the leases. The Company consolidates the joint venture as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the joint venture primarily consist of leased properties (net lease real estate accounted for as financing arrangements) and cash; its obligations primarily consist of debt service payments to the Company, which are eliminated in consolidation.

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

Revenue Recognition

STORE Capital leases real estate to its tenants under long‑term net leases that are predominantly classified as operating leases, but in certain circumstances are classified as financing arrangements or finance leases. The Company’s leases generally provide for rent escalations throughout the lease terms. For leases classified as operating leases that provide for specific contractual escalations, rental revenue is recognized on a straight‑line basis so as to produce a constant periodic rent over the term of the lease. When a lease classified as a financing arrangement provides the same specific contractual escalations, lease payments accounted for as interest income are recognized using the effective interest method. Accordingly, straight-line operating lease receivables and interest income receivables, calculated as the aggregate difference between the rental revenue recognized on a straight‑line basis or interest income recognized using the effective interest method, respectively, and scheduled rents or interest, represent unbilled rent receivables that the Company will receive only if the tenants make all rent or interest payments required through the expiration of the leases. These straight-line operating lease receivables and interest income receivables are included in other assets, net and loans and financing receivables, net, respectively, on the condensed consolidated balance sheets. The Company reviews its straight-line operating lease receivables and interest income receivables for collectibility on a contract by contract basis and any amounts not considered substantially collectible are written off against rental revenues or interest income, respectively. As of September 30, 2026 and December 31, 2025, the Company had $157.0 million and $103.3 million, respectively, of straight-line operating lease receivables and interest income receivables. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple‑year periods. Often, these escalators increase rent at (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, increases in rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have actually occurred.

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

During the three and nine months ended September 30, 2026, the Company recognized an aggregate provision for the impairment of real estate of $4.1 million and $17.1 million, respectively. For the assets impaired in 2026, the estimated aggregate fair value of the impaired real estate assets at the time of impairment aggregated $44.5 million. The Company recognized an aggregate provision for the impairment of real estate of $9.8 million and $22.5 million during the three and nine months ended September 30, 2025, respectively.

Accounting for Loans and Financing Receivables

Loans Receivable – Classification, Cost and Revenue Recognition

STORE Capital holds its loans receivable, which are primarily mortgage loans secured by real estate, for long‑term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any.

The Company recognizes interest income on loans receivable using the effective‑interest method applied on a loan‑by‑loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. A loan receivable is placed on nonaccrual status when the loan has become more than 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2026 and December 31, 2025, the Company had loans receivable with an aggregate outstanding principal balance of $19.8 million and $26.9 million, respectively, on nonaccrual status.

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

Impairment and Provision for Credit Losses

The Company accounts for provision of credit losses in accordance with ASU 2016-13, Financial Instruments — Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”). In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each loan and financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The primary credit quality indicator is the implied credit rating associated with each borrower, utilizing two categories, investment grade and non-investment grade. The Company computes implied credit ratings based on regularly received borrower financial statements using Moody’s Analytics RiskCalc. The Company considers the implied credit ratings, loan and financing receivable term to maturity and underlying collateral value and quality, if any, to calculate the expected credit loss over the remaining life of the receivable. Loans are written off against the allowance for credit loss when all or a portion of the principal amount is determined to be uncollectible. During the three and nine months ended September 30, 2026, the Company recognized an estimated $1.7 million and $4.4 million, respectively, of provisions for credit losses related to its loans and financing receivables; the provision for credit losses is included in provisions for impairment on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized an estimated $2.0 million and $3.8 million, respectively, of provisions for credit losses related to its loans and financing receivables. The Company did not write off any credit losses associated with loans and financing receivables during the three and nine months ended September 30, 2026 or the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company wrote off $2.6 million of loans receivable against previously established reserves for credit losses.

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

Restricted Cash

Restricted cash may include reserve account deposits held by lenders, including deposits required to be used for future investment in real estate assets, escrow deposits and cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. The Company had $65.3 million and $13.3 million of restricted cash at September 30, 2026 and December 31, 2025, respectively, which are included in other assets, net, on the condensed consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the Company had 21 interest rate swap agreements in place. Ten of the interest rate swap agreements have an aggregate notional value of $1.0 billion, with two maturing in February 2027, one maturing in April 2027, six maturing in May 2027 and one maturing in May 2029, and as of September 30, 2026 are designated cash flow hedges of the Company’s $1.0 billion variable-rate bank unsecured term loan which matures in September 2030 (Note 4). Six of the interest rate swap agreements with an aggregate notional value of $650.0 million, three with maturities of February 2027, one with a maturity of May 2027 and two with a maturity of July 2028, are, as of September 30, 2026, designated cash flow hedges of the Company’s $650.0 million floating-rate bank unsecured term loan which matures in September 2028 (Note 4). Five interest rate swap agreements with an aggregate notional value of $373.6 million, with two maturing in May 2027 and three maturing in July 2028, are, as of September 30, 2026, designated cash flow hedges of the Company’s variable-rate unsecured revolving credit facility which matures in September 2029 (Note 4).

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

During the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $0.5 million and $1.4 million, respectively, and an income tax expense of $0.3 million and a benefit of $10.2 million during the three and nine months ended September 30, 2025, respectively.

Certain state tax returns filed for 2022 and federal and state tax returns filed for 2023 through 2025 are subject to examination by the respective taxing authorities in these jurisdictions. As of September 30, 2026, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as general and administrative expense. There was no accrual for interest or penalties at September 30, 2026 or December 31, 2025.

Related Party Transactions

The Company has a service contract with PCSD Ivory Private Limited, an entity affiliated with GIC, one of the Company’s members, under which it has agreed to perform certain loan servicing and other administrative services on behalf of PCSD Ivory Private Limited in exchange for a servicing fee. During the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.3 million, respectively, of fee income, which is recorded in other income on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.5 million, respectively, of fee income.

In accordance with the terms of the service contract and related arrangements, during the year ended December 31, 2025, the Company agreed to dispose of certain real estate assets held on behalf of PCSD Ivory Private Limited and recorded a related party liability equal to the fair value of the real estate assets. As of September 30, 2026 and December 31, 2025, such related party liability balance was $19.3 million and $27.0 million, respectively, which is included in accrued expenses, deferred revenue and other liabilities, on the condensed consolidated balance sheets.

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

3. Investments

At September 30, 2026, STORE Capital had investments in 3,606 property locations representing 3,428 owned properties (of which 270 are accounted for as financing arrangements and 188 are accounted for as sales-type leases), 22 properties where all the related land is subject to an operating ground lease and 156 properties which secure mortgage loans. The gross investment portfolio totaled $17.8 billion at September 30, 2026 and consisted of the gross acquisition cost of the real estate investments totaling $14.1 billion including an offset by intangible lease liabilities totaling $128.6 million, loans and financing receivables with an aggregate carrying amount of $3.6 billion and operating ground lease assets totaling $53.1 million. As of September 30, 2026, approximately 33% of these investments are assets of consolidated special purpose entity subsidiaries that are pledged as collateral under the non‑recourse obligations of such special purpose entities (Note 4).

The gross dollar amount of the Company’s investments includes the investment in land, buildings, improvements and lease intangibles related to real estate investments as well as the carrying amount of the loans and financing receivables and operating ground lease assets. During the nine months ended September 30, 2026, the Company had the following gross real estate and other investment activity (dollars in thousands):

	Number of	Dollar
	Investment	Amount of
	Locations	Investments
Gross investments, December 31, 2025 (a)(b)	3,576	$17,169,924
Acquisition of and additions to real estate (c)(d)(e)	80	594,957
Investment in loans and financing receivables (c)(d)	51	416,759
Sales of real estate, loans and financing receivables	(99)	(361,023)
Principal collections on loans and financing receivables	(2)	(12,560)
Net change in operating ground lease assets (f)		(572)
Provisions for impairment		(21,503)
Other		5,734
Gross investments, September 30, 2026 (a)(b)		17,791,716
Less accumulated depreciation and amortization (g)		(1,928,567)
Net investments, September 30, 2026 (h)	3,606	$15,863,149

(a)
Includes $48.5 million and $27.3 million of interest income receivables associated with certain financing arrangements as of September 30, 2026 and December 31, 2025, respectively.
(b)
Includes $128.6 million and $135.1 million of below-market lease liabilities as of September 30, 2026 and December 31, 2025, respectively, which are recorded net of accumulated amortization on the condensed consolidated balance sheets.
(c)
Includes $7.4 million of total non-cash real estate and financing receivables acquired in connection with holdback arrangements.
(d)
Excludes $31.5 million of total tenant improvement advances disbursed in 2026 which were accrued as of December 31, 2025.
(e)
Includes $7.3 million of tenant funded improvements during 2026.
(f)
Represents amortization recognized on operating ground lease assets during the nine months ended September 30, 2026
(g)
As of September 30, 2026, includes $28.0 million of accumulated amortization associated with below-market lease liabilities which are recorded net on the condensed consolidated balance sheets.
(h)
In connection with the completion of certain acquisitions where incremental term was added to the master lease or other modifications during the nine months ended September 30, 2026, the Company modified existing operating leases in a manner which required them to be accounted for as finance leases in accordance with ASC Topic 842. As a result, the Company reclassified $125.7 million of real estate investments to loans and financing receivables, net on the condensed consolidated balance sheets. The Company also recognized a net $16.3 million non-cash gain in connection with the modifications which is included in net gain on dispositions of real estate in the condensed consolidated statements of operations.

The following table summarizes the revenues the Company recognized from its investment portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenues:
Operating leases (a)	$260,806	$255,171	$788,716	$760,453
Sublease income - operating ground leases (b)	667	705	1,999	2,268
Amortization of lease related intangibles and costs	1,492	1,250	3,861	3,818
Total rental revenues	$262,965	$257,126	$794,576	$766,539

Interest income on loans and financing receivables:
Mortgage and other loans receivable	$13,143	$7,237	$39,814	$16,746
Sale-leaseback transactions accounted for as financing arrangements	49,091	25,116	138,801	80,670
Sales-type and financing receivables	21,577	14,230	60,395	39,053
Total interest income on loans and financing receivables	$83,811	$46,583	$239,010	$136,469

(a)
For the three months ended September 30, 2026 and 2025, includes $1.1 million and $1.0 million, respectively, of property tax tenant reimbursement revenue and $186,000 and $227,000, respectively, of variable lease revenue. For the nine months ended September 30, 2026 and 2025, includes $2.9 million and $3.2 million, respectively, of property tax tenant reimbursement revenue and $0.6 million and $1.0 million, respectively, of variable lease revenue.
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

Significant Credit and Revenue Concentration

STORE Capital’s real estate investments are leased or financed to 697 customers who operate their businesses across 149 industries geographically dispersed throughout 49 states. The primary sectors of the U.S. economy and their proportionate dollar amount of STORE Capital’s investment portfolio at September 30, 2026 are service at 61%, service-oriented retail at 11% and manufacturing at 28%. Only one state, Texas (11%), accounted for 10% or more of the total dollar amount of STORE Capital’s investment portfolio at September 30, 2026. None of the Company’s customers represented more than 10% of the Company’s investment portfolio at September 30, 2026, with the largest customer representing 3.1% of the total investment portfolio. On an annualized basis, as of September 30, 2026, the largest customer represented approximately 3.2% of the Company’s total investment portfolio revenues.

Real Estate Investments

The weighted average remaining noncancelable lease term of the Company’s leases with its customers at September 30, 2026 was approximately 14.9 years. Substantially all the leases are triple net, which means that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect. At September 30, 2026, 24 of the Company’s properties were vacant and not subject to a lease.

Scheduled future minimum rentals to be received under the remaining noncancelable term of the operating leases in place as of September 30, 2026, are as follows (in thousands):

Remainder of 2026	$261,355
2027	1,048,141
2028	1,036,149
2029	1,017,879
2030	1,000,644
2031	973,053
Thereafter	8,998,587
Total future minimum rentals (a)	$14,335,808

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

Intangible Lease Assets

The following details intangible lease assets and related accumulated amortization (in thousands):

	September 30, 2026	December 31, 2025
In-place leases (a)	$500,602	$524,648
Above-market leases	34,465	35,069
Total intangible lease assets	535,067	559,717
Accumulated amortization (a)	(165,885)	(142,081)
Net intangible lease assets	$369,182	$417,636

(a)
Includes the dollar amount of in-place lease intangibles ($39,000) and the related accumulated amortization ($6,000) associated with the real estate investments held for sale at December 31, 2025.

Aggregate lease intangible asset amortization included in depreciation and amortization expense was $13.7 million and $13.3 million during the three months ended September 30, 2026 and 2025, respectively, and $36.1 million and $41.6 million for the nine months ended September 30, 2026 and 2025, respectively. The amount amortized as a decrease to rental revenue for above‑market lease intangibles was $0.9 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Based on the balance of the intangible lease assets at September 30, 2026, the aggregate amortization expense is expected to be $10.6 million for the remainder of 2026, $41.3 million in 2027, $39.5 million in 2028, $37.1 million in 2029, $34.4 million in 2030, $31.9 million in 2031 and $149.3 million thereafter. The amount expected to be amortized as a decrease to rental revenue is expected to be $0.6 million for the remainder of 2026, $2.5 million in 2027, $2.4 million in 2028, $2.4 million in 2029, $2.3 million in 2030, $2.0 million in 2031 and $12.9 million thereafter. The weighted average remaining amortization period is approximately 10.4 years for the in‑place lease intangibles and approximately 12.3 years for the above-market lease intangibles.

Intangible Lease Liabilities

The following details intangible lease liabilities and related accumulated amortization (in thousands):

	September 30, 2026	December 31, 2025
Below-market leases	$128,585	$135,140
Accumulated amortization	(28,013)	(23,422)
Net intangible lease liabilities (a)	$100,572	$111,718

(a)
Includes the dollar amount of below-market lease intangibles ($14,000) and the related accumulated amortization ($2,000) associated with the real estate investments held for sale at December 31, 2025.

Lease intangible liabilities are amortized as an increase to rental revenues. For the three months ended September 30, 2026 and 2025, amortization was $2.5 million and $2.2 million, respectively, and for the nine months ended September 30, 2026 and 2025, was $6.5 million and $7.1 million, respectively. Based on the balance of the intangible liabilities at September 30, 2026, the amortization included in rental revenue is expected to be $1.9 million for the remainder of 2026, $7.5 million in 2027, $7.3 million in 2028, $7.1 million in 2029, $6.5 million in 2030, $6.2 million in 2031 and $64.1 million thereafter. The weighted average remaining amortization period, including extension periods, is approximately 21.9 years.

Operating Ground Lease Assets

As of September 30, 2026, STORE Capital had operating ground lease assets aggregating $53.1 million. Typically, the lease payment obligations for these leases are the responsibility of the tenants operating on the properties, in accordance with the Company’s leases with those respective tenants. The Company recognized total lease cost for these operating ground lease assets of $919,000 and $945,000 during the three months ended September 30, 2026 and 2025, respectively, and $2.7 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively. The Company also recognized, in rental revenues, sublease revenue associated with its operating ground leases of $667,000 and $705,000 during the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $2.3 million during the nine months ended September 30, 2026 and 2025, respectively.

The future minimum lease payments to be paid under the operating ground leases as of September 30, 2026 were as follows (in thousands):

		Ground Leases
	Ground Leases	Paid by
	Paid by	STORE Capital's
	STORE Capital	Tenants (a)	Total
Remainder of 2026	$15	$694	$709
2027	57	2,562	2,619
2028	57	2,592	2,649
2029	58	2,680	2,738
2030	60	2,700	2,760
2031	60	2,701	2,761
Thereafter	3,138	100,616	103,754
Total lease payments	3,445	114,545	117,990
Less imputed interest	(2,831)	(67,579)	(70,410)
Total operating lease liabilities - ground leases	$614	$46,966	$47,580

(a)
STORE Capital’s tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to make the required ground lease payments, the Company would be primarily responsible for the payment, assuming the Company does not re-tenant the property or sell the leasehold interest. Of the total $114.5 million commitment, $85.7 million is due for periods beyond the current term of the Company’s leases with the tenants. Amounts exclude contingent rent due under one lease where the ground lease payment, or a portion thereof, is based on the level of the tenant’s sales.

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

Type	Interest Rate (a)	Maturity Date	September 30, 2026	December 31, 2025
Investments in real estate included in loans and financing receivables:
Sale-leaseback transactions accounted for as financing arrangements (b)(c)	8.63%	2034 - 2122	$1,953,964	$1,707,510
Sales-type financing receivables	8.70%	2032 - 2055	1,016,816	814,341
Total investments in real estate included in loans and financing receivables			2,970,780	2,521,851
Principal amount outstanding—loans receivable:
Twenty-five mortgage loans receivable (d)	8.95%	2026 - 2066	595,138	561,206
Equipment and other loans receivable	10.21%	2026 - 2038	49,120	27,667
Total principal amount outstanding—loans receivable			644,258	588,873
Unamortized loan origination costs			2,292	2,152
Unamortized loan premium			487	522
Allowance for credit and loan losses			(27,451)	(23,072)
Total loans and financing receivables			$3,590,366	$3,090,326

(a)
Represents the weighted average interest rate as of September 30, 2026.
(b)
Includes $48.5 million and $27.3 million of interest income receivables associated with certain financing arrangements as of September 30, 2026 and December 31, 2025, respectively.
(c)
In accordance with ASC Topic 842, represents sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to operating leases. Interest rate shown is the weighted average initial rental or capitalization rate on the leases; the leases mature between 2034 and 2122 and the purchase options expire between 2026 and 2073.
(d)
Thirteen of these mortgage loans allow for prepayment with a penalty ranging from 20% to 70% depending on the timing of the prepayment. Two of these mortgages may be prepaid in whole or in part, while the remaining eleven allow for prepayment only in full.

Loans Receivable

At September 30, 2026, the Company held 37 loans receivable with an aggregate carrying amount of $643.6 million. Twenty‑five of the loans are mortgage loans secured by land and/or buildings and improvements on the mortgaged property; the interest rates on 17 of the mortgage loans are subject to increases over the term of the loans. The mortgage loans receivable generally require the borrowers to make monthly principal and interest payments based on a 15 to 40 year amortization period with a balloon payment, if any, at maturity or earlier upon the occurrence of certain other events. The equipment and other loans generally require the borrower to make monthly principal and interest payments with a balloon payment, if any, at maturity.

The long-term mortgage loans receivable generally allow for prepayments without penalty or with penalties ranging from 1% to 15%, depending on the timing of the prepayment, except as noted in the table above. Equipment and other loans receivable allow for prepayments in whole or in part without penalty. Absent prepayments, scheduled maturities are expected to be as follows (in thousands):

	Scheduled
	Principal	Balloon	Total
	Payments	Payments	Payments
Remainder of 2026	$2,173	$10,817	$12,990
2027	9,212	7,850	17,062
2028	16,601	—	16,601
2029	23,757	1,500	25,257
2030	14,579	198,415	212,994
2031	2,461	—	2,461
Thereafter	104,737	252,156	356,893
Total principal payments	$173,520	$470,738	$644,258

Sale-Leaseback Transactions Accounted for as Financing Arrangements

As of September 30, 2026 and December 31, 2025, the Company had $2.0 billion and $1.7 billion, respectively, of investments acquired through sale-leaseback transactions accounted for as financing arrangements rather than as investments in real estate subject to an operating lease; revenue from these arrangements is recognized in interest income rather than as rental revenue. The scheduled future minimum rentals to be received under these agreements (which will be reflected in interest income) as of September 30, 2026, were as follows (in thousands):

Remainder of 2026	$40,595
2027	166,307
2028	169,704
2029	173,299
2030	176,990
2031	180,723
Thereafter	5,025,156
Total future scheduled payments	$5,932,774

Sales-Type Financing Receivables

As of September 30, 2026 and December 31, 2025, the Company had $1.0 billion and $814.3 million, respectively, of investments accounted for as sales-type leases; the components of these investments were as follows (in thousands):

	September 30, 2026	December 31, 2025
Minimum lease payments receivable	$2,662,182	$2,282,291
Estimated residual value of leased assets	15,305	12,661
Unearned income	(1,660,671)	(1,480,611)
Net investment	$1,016,816	$814,341

As of September 30, 2026, the future minimum lease payments to be received under the sales-type lease receivables are expected to be $21.2 million for the remainder of 2026, $85.9 million in 2027, $88.2 million in 2028, $90.1 million in 2029, $92.1 million in 2030, $94.0 million in 2031 and $2.2 billion thereafter.

Provision for Credit Losses

In accordance with ASC Topic 326, the Company evaluates the collectibility of its loans and financing receivables at the time each loan or financing receivable is issued and subsequently on a quarterly basis utilizing an expected credit loss model based on credit quality indicators. The Company groups individual loans and financing receivables based on the implied credit rating associated with each borrower. Based on credit quality indicators as of September 30, 2026, $386.3 million of loans and financing receivables were categorized as investment grade and $3.2 billion were categorized as non-investment grade. During the three and nine months ended September 30, 2026, there were $1.7 million and $4.4 million of provisions for credit losses recognized, no write-offs charged against the allowance and no recoveries of amounts previously written off.

As of September 30, 2026, the year of origination for loans and financing receivables with a credit quality indicator of investment grade was $70.9 million in 2026, $71.5 million in 2025, $95.3 million in 2024, $83.5 million in 2023, none in 2022 and $65.1 million prior to 2022. The year of origination for loans and financing receivables with a credit quality indicator of non‑investment grade was $324.0 million in 2026, $1.2 billion in 2025, $800.4 million in 2024, $549.6 million in 2023, $96.3 million in 2022 and $304.5 million prior to 2022.

4. Debt

Credit Facility

The Company has a credit agreement (the “Unsecured Credit Agreement”) with a group of lenders which provides for an unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) and senior unsecured, variable-rate term loans which are discussed in more detail in the section titled “Unsecured Notes and Term Loans Payable, net” below. The Unsecured Revolving Credit Facility has a borrowing capacity of $1.25 billion, matures in September 2029 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. At September 30, 2026, the Company had $437.6 million of borrowings outstanding on the facility.

Borrowings under the Unsecured Revolving Credit Facility require monthly payments of interest at a rate selected by the Company of either (1) Daily Simple SOFR plus a spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the Unsecured Credit Agreement, plus a spread ranging from 0.00% to 0.40%. The spread used is based on the Company’s credit rating as defined in the Unsecured Credit Agreement. The Company is required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30% based on the Company’s credit rating. As of September 30, 2026, the applicable spread for SOFR-based borrowings is 0.85% and the facility fee is 0.20%. As of September 30, 2026, the Company has five interest rate swap agreements with an aggregate notional value of $373.6 million that effectively convert a portion of the outstanding borrowings on the Unsecured Revolving Credit Facility to an all-in fixed rate of 4.7360%.

Under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on the Company’s pool of unencumbered assets, which aggregated approximately $11.9 billion at September 30, 2026. The facility is recourse to the Company and, as of September 30, 2026, the Company was in compliance with the covenants under the facility.

The Unsecured Credit Agreement also includes capacity for uncommitted incremental term loans and revolving commitments, whether in the form of additional facilities or an increase to the existing facilities, up to an aggregate amount for all revolving commitments and term loans under the Unsecured Credit Agreement of $3.9 billion as amended in September 2025.

At September 30, 2026 and December 31, 2025, unamortized financing costs related to the Company’s credit facility totaled $9.3 million and $11.7 million, respectively, and are included in other assets, net, on the condensed consolidated balance sheets.

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

The supplemental indentures governing the Public Notes, the 2025 Notes and the 2026 Notes contain various restrictive covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness. As of September 30, 2026, the Company was in compliance with these covenants. The Public Notes, the 2025 Notes and the 2026 Notes can be redeemed, in whole or in part, at par within three months of their maturity date or at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the make-whole premium, as defined in the supplemental indentures governing these notes.

The Company entered into Note Purchase Agreements (“NPAs”) with institutional purchasers that provided for the private placement of three series of senior unsecured notes initially aggregating $375.0 million (the “Notes”). In April 2026, the Company repaid in full, at maturity, the remaining $82.0 million of Notes, which bore an interest rate of 4.73% and as of September 30, 2026, the Company has no remaining Notes outstanding. The NPAs contained a number of financial covenants that were similar to the covenants contained in the Company’s Unsecured Credit Agreement as summarized above. The Company was in compliance with its covenants under the NPAs through their final repayment in April 2026.

The Company’s Unsecured Credit Agreement, provides for the Company’s Unsecured Revolving Credit Facility, as discussed above, and two senior unsecured, variable-rate term loans (collectively the “Unsecured Term Loans”). As of September 30, 2026, the Tranche A-1 Term Loan (“Tranche A-1 Term Loan”) had a balance of $1.0 billion and matures in September 2030. The Tranche A-2 Term Loan (“Tranche A-2 Term Loan”) had a balance of $650.0 million and matures in September 2028 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee.

The interest rate on each of the Unsecured Term Loans resets at Daily Simple SOFR plus a credit rating-based spread ranging from 0.75% to 1.60%. At September 30, 2026, the spread applicable to the Company was 0.95%. As of September 30, 2026, the Company had ten interest rate swap agreements, with an aggregate notional value of $1.0 billion, which effectively convert the Tranche A-1 Term Loan borrowings to an all-in fixed rate of 4.0263% and six interest rate swap agreements, with an aggregate notional value of $650.0 million, which effectively convert the Tranche A-2 Term Loan borrowings to an all-in fixed rate of 4.8878%.

As noted above, under the terms of the Unsecured Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of September 30, 2026, the Company was in compliance with these covenants. The Unsecured Term Loans are senior unsecured obligations of the Company, require monthly interest payments and may be prepaid without premium or penalty at any time.

The Company’s senior unsecured notes and term loans payable are summarized below (dollars in thousands):

	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Notes Payable:
Series C issued April 2016 (a)		4.73%	$—	$82,000

Public Notes issued March 2018	Mar. 2028	4.50%	350,000	350,000
Public Notes issued February 2019	Mar. 2029	4.625%	350,000	350,000
Notes issued March 2025	Apr. 2030	5.40%	350,000	350,000
Public Notes issued November 2020	Nov. 2030	2.75%	350,000	350,000
Notes issued February 2026	Feb. 2031	4.95%	450,000	—
Public Notes issued November 2021	Dec. 2031	2.70%	375,000	375,000
Total notes payable			2,225,000	1,857,000
Term Loans:
Tranche A-2 Term Loan	Sep. 2028	4.8878% (b)	650,000	650,000
Tranche A-1 Term Loan	Sep. 2030	4.0263% (c)	1,000,000	1,000,000
Total term loans			1,650,000	1,650,000
Unamortized discount			(114,985)	(138,030)
Unamortized deferred financing costs			(19,999)	(20,059)
Total unsecured notes and term loans payable, net			$3,740,016	$3,348,911

(a)
Note repaid in full at maturity in April 2026.
(b)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus the applicable spread, which was 0.95% at September 30, 2026. The Company has six interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of September 30, 2026.
(c)
Loan is a floating-rate loan which resets daily at Daily Simple SOFR plus the applicable spread, which was 0.95% at September 30, 2026. The Company has ten interest rate swap agreements that effectively convert the floating rate to the weighted-average fixed rate noted as of September 30, 2026.

Non‑recourse Debt Obligations of Consolidated Special Purpose Entities, net

During 2012, the Company implemented its STORE Master Funding debt program pursuant to which certain of its consolidated special purpose entities issue multiple series of non‑recourse net‑lease mortgage notes from time to time that are collateralized by the assets and related leases (collateral) owned by these entities. One of the principal features of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversity of the collateral pool for the benefit of all noteholders, including those who invested in prior series. Another feature of the program is the ability to substitute collateral from time to time subject to meeting certain prescribed conditions and criteria. The notes issued under this program are generally segregated into Class A amortizing notes and Class B non‑amortizing notes. The Company has retained the Class B notes which aggregate $249.0 million at September 30, 2026.

The Class A notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid at any time, subject to a yield maintenance prepayment premium if prepaid more than 24 or 36 months prior to maturity. As of September 30, 2026, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $5.6 billion.

Certain of the consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first mortgage debt. The notes generally require monthly principal and interest payments with balloon payments due at maturity. In general, these mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium. The mortgage notes payable are collateralized by real estate properties owned by these consolidated special purpose entity subsidiaries with an aggregate investment amount of approximately $233.5 million at September 30, 2026.

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

The Company’s non-recourse debt obligations of consolidated special purpose entity subsidiaries are summarized below (dollars in thousands):

	Maturity	Interest
	Date	Rate	September 30, 2026	December 31, 2025
Non-recourse net-lease mortgage notes:
$200,000 Series 2016-1, Class A-1 (2016) (a)		3.96%	$—	$161,786
$82,000 Series 2019-1, Class A-1 (a)		2.82%	—	76,950
$46,000 Series 2019-1, Class A-3 (a)		3.32%	—	44,601
$135,000 Series 2016-1, Class A-2 (2017)	Apr. 2027 (b)	4.32%	108,361	110,869
$228,000 Series 2018-1, Class A-2	Oct. 2027 (c)	4.29%	205,088	206,798
$164,000 Series 2018-1, Class A-4	Oct. 2027 (c)	4.74%	152,657	153,887
$346,000 Series 2023-1, Class A-1 (d)		6.19%	—	341,531
$182,000 Series 2023-1, Class A-2 (d)		6.92%	—	179,649
$168,500 Series 2021-1, Class A-1	Jun. 2028 (b)	2.12%	164,077	164,709
$89,000 Series 2021-1, Class A-3	Jun. 2028 (b)	2.86%	86,664	86,997
$74,400 Series 2024-1, Class A-1	Apr. 2029 (b)	5.69%	73,501	73,780
$25,600 Series 2024-1, Class A-3	Apr. 2029 (b)	5.93%	25,291	25,387
$133,000 Series 2026-2, Class A-1-P	Nov. 2029 (b)	5.56%	133,000	—
$22,000 Series 2026-2, Class A-2-P	Nov. 2029 (b)	5.71%	22,000	—
$107,200 Series 2025-1, Class A-1	Sep. 2030 (b)	4.76%	106,664	107,066
$17,800 Series 2025-1, Class A-4	Sep. 2030 (b)	4.95%	17,711	17,778
$260,600 Series 2024-1, Class A-2	Apr. 2031 (b)	5.70%	257,451	258,428
$89,400 Series 2024-1, Class A-4	Apr. 2031 (b)	5.94%	88,320	88,655
$243,000 Series 2026-1, Class A-1	Mar. 2032 (b)	5.22%	242,595	—
$40,500 Series 2026-1, Class A-3	Mar. 2032 (b)	5.32%	40,432	—
$317,000 Series 2026-2, Class A-1	Jun. 2032 (b)	5.79%	317,000	—
$53,000 Series 2026-2, Class A-2	Jun. 2032 (b)	5.89%	53,000	—
$268,000 Series 2025-1, Class A-2	Sep. 2032 (b)	4.98%	266,660	267,665
$44,500 Series 2025-1, Class A-5	Sep. 2032 (b)	5.17%	44,277	44,444
$243,000 Series 2026-1, Class A-2	May 2033 (b)	5.31%	242,595	—
$40,500 Series 2026-1, Class A-4	May 2033 (b)	5.41%	40,433	—
$168,500 Series 2021-1, Class A-2	Jun. 2033 (c)	2.96%	164,077	164,709
$89,000 Series 2021-1, Class A-4	Jun. 2033 (c)	3.70%	86,664	86,997
$244,000 Series 2019-1, Class A-2	Nov. 2034 (c)	3.65%	228,059	228,974
$136,000 Series 2019-1, Class A-4	Nov. 2034 (c)	4.49%	131,353	131,863
$160,800 Series 2025-1, Class A-3	Sep. 2035 (c)	5.19%	159,996	160,599
$26,700 Series 2025-1, Class A-6	Sep. 2035 (c)	5.39%	26,566	26,668
Total non-recourse net-lease mortgage notes			3,484,492	3,210,790
Non-recourse mortgage notes:
$65,000 note issued June 2016 (e)		4.75%	—	53,876
$41,690 note issued March 2019	Mar. 2029 (f)	4.80%	38,017	38,585
$6,350 notes issued March 2019 (assumed in December 2020)	Apr. 2049 (g)	4.64%	5,516	5,619
Total non-recourse mortgage notes			43,533	98,080
Unamortized discount			(81,948)	(101,954)
Unamortized deferred financing costs			(19,763)	(7,889)
Total non-recourse debt obligations of consolidated special purpose entities, net			$3,426,314	$3,199,027

(a)
Repaid Series 2016-1 Class A-1, 2019-1 Class A-1 and 2019-1 Class A-3 Notes, which bore a weighted average interest rate of 3.55% in advance of their fourth quarter 2026 maturities, using a portion of the proceeds from the $525.0 million Series 2026-2 Notes issued in September 2026.
(b)
Prepayable, without penalty, 24 months prior to maturity.
(c)
Prepayable, without penalty, 36 months prior to maturity.
(d)
Repaid Series 2023-1 Notes which bore a weighted average interest rate of 6.44% in advance of their May 2028 maturity using a portion of the proceeds from the $567.0 million Series 2026-1 Notes issued in May 2026.
(e)
Note repaid in full at maturity in July 2026.
(f)
Prepayable, without penalty, four months prior to maturity.
(g)
Prepayable, without penalty, three months prior to maturity.

Credit Risk Related Contingent Features

The Company has agreements with derivative counterparties, which provide generally that the Company could be declared in default on its derivative obligations if the Company defaults on the underlying indebtedness. As of September 30, 2026, the termination value of the Company’s interest rate swaps that were in a liability position was approximately $0.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk.

Long Term Debt Maturity Schedule

As of September 30, 2026, the scheduled maturities, including balloon payments, on the Company’s aggregate long-term debt obligations are as follows (in thousands):

	Scheduled
	Principal	Balloon
	Payments	Payments	Total
Remainder of 2026	$5,891	$—	$5,891
2027	20,057	460,472	480,529
2028	15,546	1,248,595	1,264,141
2029	13,814	636,196	650,010
2030	12,703	1,821,928	1,834,631
2031	10,982	1,162,896	1,173,878
Thereafter	19,278	1,974,667	1,993,945
	$98,271	$7,304,754	$7,403,025

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

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of September 30, 2026, the Company had commitments to its customers to fund improvements to owned or mortgaged real estate properties totaling approximately $231.6 million, of which $214.8 million is expected to be funded in the next twelve months. These additional investments will generally result in increases to the rental revenue or interest income due under the related contracts.

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

The following table summarizes the net derivative balances recorded on the condensed consolidated balance sheets and provides information as if the Company had not elected to offset the asset and liability balances of the derivative instruments with each of its counterparties in accordance with the associated master International Swap and Derivatives Association agreement (in thousands):

	September 30, 2026	December 31, 2025
Derivative assets:
Net derivative assets presented in the condensed consolidated balance sheets	$22,807	$5,676
Gross amount of eligible offsetting recognized derivative liabilities	241	3,497
Gross amount of derivative assets	$23,048	$9,173

Derivative liabilities:
Net derivative liabilities presented in the condensed consolidated balance sheets	$—	$(7,142)
Gross amount of eligible offsetting recognized derivative assets	(241)	(3,497)
Gross amount of derivative liabilities	$(241)	$(10,639)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks at September 30, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s aggregate long-term debt obligations have been derived based on market observable inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 within the fair value hierarchy. At September 30, 2026, these debt obligations had an aggregate carrying value of $7.2 billion and an estimated fair value of $7.1 billion. At December 31, 2025, these debt obligations had an aggregate carrying value of $6.5 billion and an estimated fair value of $6.7 billion.

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

We generate our cash from operations primarily through the monthly lease payments, or “base rent,” we receive from our customers under their long-term leases with us. We also receive interest payments on loans and financing receivables, which are a smaller part of our portfolio. We refer to the monthly scheduled lease and interest payments due from our customers as “base rent and interest.” Most of our leases contain lease escalations every year or every several years that are based on the increase in the Consumer Price Index or a stated percentage, which allows the monthly lease payments we receive to increase over the life of the lease contracts. As of September 30, 2026, approximately 99% of our leases (based on base rent and interest) were “triple-net” leases, which means that our customers are responsible for all the operating costs such as maintenance, insurance and property taxes associated with the properties they lease from us, including any increases in those costs that may occur as a result of inflation. The remaining leases have some landlord responsibilities, generally related to maintenance and structural component replacement that may be required on such properties in the future, although we do not currently anticipate incurring significant capital expenditures or property-level operating costs under such leases. Because our properties are single tenant properties, almost all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties.

We have a dedicated internal team that reviews and analyzes ongoing customer financial performance, both at the corporate level and with respect to each property we own, to identify properties that may no longer be part of our long-term strategic plan and as such, we may from time to time decide to sell properties.

Liquidity and Capital Resources

As of September 30, 2026, our investment portfolio stood at approximately $17.7 billion, consisting of investments in 3,606 property locations. Substantially all of our cash from operations is generated by our investment portfolio.

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

Unsecured Revolving Credit Facility

We have an unsecured credit agreement with a group of lenders which provides for an unsecured revolving credit facility. The facility has a borrowing capacity of $1.25 billion, matures in September 2029 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee. As of September 30, 2026, we had $437.6 million outstanding under our unsecured revolving credit facility.

Borrowings under the facility require monthly payments of interest at a rate selected by us of either (1) Daily Simple SOFR plus a spread ranging from 0.70% to 1.40%, or (2) the Base Rate, as defined in the credit agreement, plus a spread ranging from 0.00% to 0.40%. The spread used is based on our credit rating as defined in the credit agreement. We are also required to pay a facility fee on the total commitment amount ranging from 0.10% to 0.30% based on our credit rating. As of September 30, 2026, the applicable spread for SOFR-based borrowings is 0.85% and the facility fee is 0.20%. As of September 30, 2026, we had five interest rate swap agreements with an aggregate notional value of $373.6 million that effectively convert a portion of the outstanding borrowings on the facility to an all-in fixed rate of 4.7360%.

Under the terms of the facility, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. Certain of these ratios are based on our pool of unencumbered assets, which aggregated approximately $11.9 billion at September 30, 2026. The facility is recourse to us, and, as of September 30, 2026, we were in compliance with the financial and nonfinancial covenants under the facility.

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

As of September 30, 2026, we had an aggregate principal amount of $2.2 billion of public senior unsecured notes outstanding. These senior unsecured notes bear a weighted average coupon rate of 4.17% and interest on these notes is paid semi-annually. The supplemental indentures governing our senior unsecured notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2026, we were in compliance with these covenants.

Prior to the inaugural issuance of public debt in March 2018, unsecured long-term debt had been issued through the private placement of notes to institutional investors. The remaining privately placed notes were repaid at maturity in April 2026, and as of September 30, 2026, no such privately placed notes remained outstanding. The financial covenants of the privately placed notes were similar to our current unsecured revolving credit facility. We were in compliance with these covenants through the final repayment of the privately placed notes in April 2026.

We have a credit agreement with a group of lenders which provides for two senior unsecured, variable-rate term loans (collectively the “Unsecured Term Loans”). As of September 30, 2026, the Tranche A-1 Term Loan (“Tranche A-1 Term Loan”) had a balance of $1.0 billion and matures in September 2030. The Tranche A-2 Term Loan (“Tranche A-2 Term Loan”) had a balance of $650.0 million and matures in September 2028 and includes two six-month extension options, subject to certain conditions and the payment of a 0.075% extension fee.

The interest rate on each of the Unsecured Term Loans resets at Daily Simple SOFR plus a credit rating-based spread ranging from 0.75% to 1.60%. At September 30, 2026, our spread was 0.95%. As of September 30, 2026, we had ten interest rate swap agreements, with an aggregate notional value of $1.0 billion, which effectively convert the Tranche A-1 Term Loan borrowings to an all-in fixed rate of 4.0263% and six interest rate swap agreements, with an aggregate notional value of $650.0 million, which effectively convert the Tranche A-2 Term Loan borrowings to an all-in fixed rate of 4.8878%.

The aggregate outstanding principal amount of our senior unsecured notes and term loans payable was $3.9 billion as of September 30, 2026.

Non-recourse Secured Debt

As of September 30, 2026, approximately 32% of our real estate investment portfolio served as collateral for outstanding borrowings under our STORE Master Funding debt program. We believe our STORE Master Funding program allows for flexibility not commonly found in non-recourse debt, often making it preferable to traditional debt issued in the commercial mortgage-backed securities market. Under the program, STORE Capital serves as both master and special servicer for the collateral pool, allowing for active portfolio monitoring and prompt issue resolution. In addition, features of the program allowing for the sale or substitution of collateral, provided certain criteria are met, facilitate active portfolio management. Through this debt program, we arrange for bankruptcy remote, special purpose entity subsidiaries to issue multiple series of investment-grade asset backed net lease mortgage notes, or ABS notes, from time to time as additional collateral is added to the collateral pool and leverage can be added in incremental note issuances based on the value of the collateral pool.

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

In May 2026, our consolidated special purpose entities issued Series 2026-1 of net-lease mortgage notes under the STORE Master Funding debt program consisting of an aggregate $567.0 million notes issued in four Class A tranches as summarized below:

Note Class	Rating (a)	Amount	Coupon Rate (b)	Term	Maturity Date
Class A-1	AAA	$243,000,000	5.22%	5.75 years	March 2032
Class A-2	AAA	243,000,000	5.31%	7 years	May 2033
Class A-3	AA	40,500,000	5.32%	5.75 years	March 2032
Class A-4	AA	40,500,000	5.41%	7 years	May 2033
Total/Weighted Average Coupon Rate		$567,000,000	5.28%

(a)
By S&P Global Ratings.
(b)
The 2026-1 Class A Notes were issued at a weighted average all-in credit spread of 111 basis points.

In September 2026, our consolidated special purpose entities issued Series 2026-2 of net-lease mortgage notes under the STORE Master Funding debt program consisting of an aggregate $525.0 million notes issued in four Class A tranches as summarized below:

Note Class	Rating (a)	Amount	Coupon Rate (b)	Term	Maturity Date
Class A-1	AAA	$317,000,000	5.79%	5.75 years	June 2032
Class A-1-P	AAA	133,000,000	5.56%	3.17 years	November 2029
Class A-2	AA	53,000,000	5.89%	5.75 years	June 2032
Class A-2-P	AA	22,000,000	5.71%	3.17 years	November 2029
Total/Weighted Average Coupon Rate		$525,000,000	5.74%

(a)
By S&P Global Ratings.
(b)
The 2026-2 Class A Notes were issued at a weighted average all-in credit spread of 97 basis points.

The aggregate outstanding principal amount of our secured mortgage notes payable was $3.5 billion as of September 30, 2026.

Debt Summary

As of September 30, 2026, our aggregate secured and unsecured term debt had an outstanding principal balance of $7.4 billion, a weighted average maturity of 4.2 years and a weighted average interest rate of 4.5%. The following is a summary of the outstanding balance of our borrowings as well as a summary of the portion of our real estate investment portfolio that is either pledged as collateral for these borrowings or is unencumbered as of September 30, 2026:

		Gross Investment Portfolio Assets
		Special Purpose
	Outstanding	Entity	All Other
(In millions)	Borrowings	Subsidiaries	Subsidiaries	Total
STORE Master Funding net-lease mortgage notes payable	$3,484	$5,643	$—	$5,643
Other mortgage notes payable	44	234	—	234
Total non-recourse secured debt	3,528	5,877	—	5,877
Unsecured notes and term loans payable	3,875	—	—	—
Unsecured revolving credit facility	438	—	—	—
Total unsecured debt (including revolving credit facility)	4,313	—	—	—
Unencumbered real estate assets	—	9,954	1,961	11,915
Total	$7,841	$15,831	$1,961	$17,792

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

For additional details and terms regarding these debt instruments, see Note 4 to the September 30, 2026 unaudited condensed consolidated financial statements.

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

Cash Flows

Substantially all our cash from operations is generated by our investment portfolio. As shown in the following table, net cash provided by operating activities for the nine months ended September 30, 2026 was $44.9 million more than the nine months ended September 30, 2025. The increase is primarily driven by additional rental revenue and interest income generated by the increase in size of our real estate portfolio. During the nine months ended September 30, 2026 and 2025, our investments in real estate, loans and financing receivables were funded with a combination of cash on hand, net proceeds from asset dispositions, net proceeds from the issuance of long-term debt and capital contributions from our members.

Net cash provided by our financing activities was $318.0 million lower during the nine months ended September 30, 2026 as compared to the same period in 2025 primarily as a result of a reduction in net borrowings, an increase in members’ distributions and a decrease in members’ contributions. Financing activities during the nine months ended September 30, 2026 included $450.0 million of additional senior unsecured note borrowings, $567.0 million of STORE Master Funding Series 2026-1 notes issued and $525.0 million of STORE Master Funding Series 2026-2 notes issued. It also included the repayment of an aggregate of $520.3 million of STORE Master Funding Series 2023-1 notes in May 2026, the repayment of an aggregate of $279.1 million of STORE Master Funding Series 2016-1 Class A‑1, Series 2019-1 Class A-1 and Series 2019‑1 Class A-3 notes in September 2026 and a $144.6 million reduction in net borrowings on the unsecured revolving credit facility. Capital contributions from our members totaled $325.0 million and cash distributions to our members totaled $642.8 million for the nine months ended September 30, 2026.

	Nine Months Ended September 30,
(In thousands)	2026	2025	Increase (Decrease)
Net cash provided by operating activities	$627,664	$582,773	$44,891
Net cash used in investing activities	(629,435)	(990,571)	361,136
Net cash provided by financing activities	104,751	422,780	(318,029)
Net change in cash, cash equivalents and restricted cash	$102,980	$14,982	$87,998

As of September 30, 2026, we had liquidity of $90.1 million on our balance sheet. Management believes that our current cash balance, the $812.4 million of immediate borrowing capacity available as of September 30, 2026 on our unsecured revolving credit facility and the cash generated by our operations is sufficient to fund our operations for the next twelve months and beyond and allow us to acquire the real estate for which we currently have made commitments. In order to continue growing our real estate portfolio in the future, beyond the excess cash generated by our operations and our ability to borrow, we would expect to raise additional equity capital from our members.

Recently Issued Accounting Pronouncements

See Note 2 to the September 30, 2026 unaudited condensed consolidated financial statements.

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

Real Estate Portfolio Information

As of September 30, 2026, our total investment in real estate and loans approximated $17.7 billion, representing investments in 3,606 property locations, substantially all of which are profit centers for our customers. The weighted average non‑cancellable remaining term of our leases was approximately 14.9 years.

Results of Operations

Overview

As of September 30, 2026, our real estate investment portfolio had grown to approximately $17.7 billion, consisting of investments in 3,606 property locations in 49 states, operated by 697 customers in various industries. Approximately 80% of the real estate investment portfolio represents commercial real estate properties subject to long‑term leases, approximately 20% represents mortgage loans and financing receivables on commercial real estate properties and a nominal amount represents loans receivable secured by our customers’ other assets.

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Total revenues	$347,346	$305,624	$41,722	$1,041,137	$911,339	$129,798
Expenses:
Interest	103,944	94,812	9,132	306,695	278,040	28,655
Property costs	6,261	7,605	(1,344)	17,768	14,294	3,474
General and administrative	17,269	17,841	(572)	55,627	52,358	3,269
Depreciation and amortization	148,204	147,481	723	437,234	443,699	(6,465)
Provisions for impairment	5,803	11,769	(5,966)	21,503	26,260	(4,757)
Total expenses	281,481	279,508	1,973	838,827	814,651	24,176
Other income:
Net gain on dispositions of real estate	6,554	8,104	(1,550)	45,095	7,447	37,648
Income before income taxes	72,419	34,220	38,199	247,405	104,135	143,270
Income tax expense (benefit)	495	340	155	1,423	(10,150)	11,573
Net income	71,924	33,880	38,044	245,982	114,285	131,697
Less: Net income attributable to noncontrolling interest	513	126	387	1,473	1,107	366
Net income attributable to controlling interest	$71,411	$33,754	$37,657	$244,509	$113,178	$131,331

Revenues

The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues and interest income. Our real estate investment portfolio grew from approximately $16.8 billion in gross investment amount representing 3,564 properties at September 30, 2025 to approximately $17.7 billion in gross investment amount representing 3,606 properties at September 30, 2026. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in revenues between periods is related to recognizing revenue for the full periods in 2026 on acquisitions that were made during 2025. Similarly, the full revenue impact of acquisitions made during the first nine months of 2026 will not be seen until the fourth quarter of 2026. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; over time, these rent increases can provide a strong source of revenue growth.

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

The following table summarizes our interest expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest expense - credit facility	$7,310	$6,412	$18,397	$15,539
Interest expense - credit facility fees	639	391	1,896	1,053
Interest expense - secured and unsecured debt	78,768	70,415	236,196	207,909
Capitalized interest	(1,518)	(1,486)	(6,218)	(2,832)
Amortization of debt discounts, deferred financing costs and other	18,745	19,080	56,424	56,371
Total interest expense	$103,944	$94,812	$306,695	$278,040
Credit facility:
Average debt outstanding	$626,470	$516,908	$528,695	$435,097
Average interest rate during the period (excluding facility fees)	4.7%	5.0%	4.6%	4.8%

Secured and unsecured debt:
Average debt outstanding	$7,190,320	$6,206,477	$7,156,532	$6,205,003
Average interest rate during the period	4.4%	4.5%	4.4%	4.5%

Interest expense associated with our secured and unsecured debt increased compared to the periods ended September 30, 2025 as a result of an increase in the average outstanding borrowings of secured and unsecured debt. Long-term debt added after September 30, 2025 consisted of $450.0 million of senior unsecured notes issued in February 2026 with a coupon rate of 4.95%, $567.0 million of STORE Master Funding Series 2026-1 notes issued in May 2026 at a weighted average coupon rate of 5.28% and $525.0 million of STORE Master Funding Series 2026-2 notes issued in September 2026 at a weighted average coupon rate of 5.74%. In connection with the Series 2026-1 note issuance in May 2026, we prepaid STORE Master Funding Series 2023-1 notes aggregating $520.3 million; these notes were scheduled to mature in 2028 and bore a weighted average interest rate of 6.44%. In connection with the Series 2026-2 note issuance in September 2026, we prepaid STORE Master Funding Series 2016-1 Class A‑1, Series 2019-1 Class A-1 and Series 2019‑1 Class A-3 notes, aggregating $279.1 million; these notes were scheduled to mature in the fourth quarter of 2026 and bore a weighted average interest rate of 3.55%. Other secured and unsecured debt repaid in full since September 30, 2025 included $82.0 million of unsecured privately placed notes repaid in April 2026 at maturity and $53.1 million of non-recourse mortgage notes repaid in July 2026 at maturity. As of September 30, 2026, we had $7.4 billion of secured and unsecured debt outstanding with a weighted average interest rate of 4.5%.

Property Costs

Approximately 99% of our leases are triple net, meaning that our tenants are generally responsible for the property-level operating costs such as taxes, insurance and maintenance. Accordingly, we generally do not expect to incur property-level operating costs or capital expenditures, except during any period when one or more of our properties is no longer under lease or when our tenant is unable to meet their lease obligations. Our need to expend capital on our properties is further reduced due to the fact that some of our tenants will periodically refresh the property at their own expense to meet their business needs or in connection with franchisor requirements. As of September 30, 2026, we owned 24 properties that were vacant and not subject to a lease and the lease contracts related to just 33 properties we own are due to expire during the remainder of 2026. We expect to incur some property costs related to the vacant properties until such time as those properties are either leased or sold. The amount of property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties.

As of September 30, 2026, we had entered into operating ground leases as part of several real estate investment transactions. The ground lease payments made by our tenants directly to the ground lessors are presented on a gross basis in the condensed consolidated statements of operations, both as rental revenues and as property costs. For the few lease contracts where we collect property taxes from our tenants and remit those taxes to governmental authorities, we reflect those payments on a gross basis as both rental revenue and as property costs.

The following is a summary of property costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property-level operating costs (a)	$4,254	$5,646	$12,147	$8,213
Operating ground lease payments made by STORE Capital	110	109	292	291
Operating ground lease payments made by STORE Capital tenants	617	617	1,868	1,865
Operating ground lease straight-line rent expense	192	219	561	747
Property taxes payable from tenant impounds	1,088	1,014	2,900	3,178
Total property costs	$6,261	$7,605	$17,768	$14,294

(a)
Property-level operating costs primarily include those expenses associated with vacant or nonperforming properties, property management costs for the few properties that have specific landlord obligations and the cost of performing property site inspections from time to time.

General and Administrative Expenses

General and administrative expenses include compensation and benefits; professional fees such as portfolio servicing, legal, accounting and rating agency fees; and general office expenses such as insurance, office rent and travel costs. General and administrative costs totaled $17.3 million and $55.6 million for the three and nine months ended September 30, 2026, respectively, as compared to $17.8 million and $52.4 million for the three and nine months ended September 30, 2025, respectively.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $147.5 million to $148.2 million for the three months ended September 30, 2025 and 2026, respectively, as a result of the growth in our real estate portfolio. Depreciation and amortization expense decreased from $443.7 million to $437.2 million for the nine months ended September 30, 2025 and 2026, respectively, as a result of real estate dispositions and real estate assets reclassified to loans and financing receivables as a result of certain lease modifications, partially offset by increases due to acquisitions of and additions to real estate.

Provisions for Impairment

During the three and nine months ended September 30, 2026, we recognized $4.1 million and $17.1 million, respectively, in provisions for the impairment of real estate and $1.7 million and $4.4 million, respectively, in provisions for credit losses related to our loans and financing receivables. During the three and nine months ended September 30, 2025, we recognized $9.8 million and $22.5 million, respectively, in provisions for the impairment of real estate and $2.0 million and $3.8 million, respectively, in provisions for credit losses related to our loans and financing receivables.

Net Gain on Dispositions of Real Estate

As part of our ongoing active portfolio management process, we sell properties from time to time in order to enhance the diversity and quality of our real estate portfolio and to take advantage of opportunities to recycle capital. During the three months ended September 30, 2026, we recognized a $15.2 million aggregate net gain on the sale of 37 properties. In comparison, during the three months ended September 30, 2025, we recognized a $8.1 million aggregate net gain on the sale of 25 properties. For the nine months ended September 30, 2026, we recognized a $28.7 million net gain on the sale of 99 properties compared to $11.6 million net gain on the sale of 70 properties for the nine months ended September 30, 2025.

Additionally, during the three and nine months ended September 30, 2026, we recognized a net $8.6 million non-cash loss and $16.3 million non‑cash gain, respectively, associated primarily with certain acquisitions, whereby the lease term on existing properties was extended, and other lease modifications. During the nine months ended September 30, 2025, we also recognized a net $5.4 million non‑cash loss associated with certain lease modifications.

Net Income

For the three and nine months ended September 30, 2026, our net income was $71.9 million and $246.0 million, respectively, as compared to net income of $33.9 million and $114.3 million during the three and nine months ended September 30, 2025, respectively.

The increase in net income for the three months ended September 30, 2026 as compared to 2025 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, and decreases in the provisions for impairment and property costs, partially offset by an increase in interest expense and decrease in the net gain on dispositions of real estate. The increase in net income for the nine months ended September 30, 2026 as compared to 2025 primarily resulted from the growth in our real estate investment portfolio, which generated additional rental revenues and interest income, an increase in the net gain on dispositions of real estate and decreases in depreciation and amortization expense and provisions for impairment, partially offset by increases in interest and income tax expense, property costs and general and administrative expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. We seek to match the cash inflows from our long‑term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed‑rate basis for longer‑term debt issuances. At September 30, 2026, all of our long-term debt carried a fixed interest rate or was effectively converted to a fixed rate for the term of the debt and the weighted average long-term debt maturity was approximately 4.2 years. We are exposed to interest rate risk between the time we enter into a sale‑leaseback transaction and the time we finance the related real estate with long-term fixed‑rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.

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

See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness as of September 30, 2026 of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
As a result of the Merger, the Company’s equity securities are no longer publicly traded, and the Company’s officers and directors do not own any Company equity securities. Accordingly, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
4.1

Thirteenth Amended and Restated Master Indenture, dated as of September 21, 2026, by and among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC, STORE Master Funding XX, LLC, STORE Master Funding XXII, LLC, STORE Master Funding XXIV, LLC, STORE Master Funding XXIX, LLC, STORE Master Funding XXXIV, LLC, STORE Master Funding XXXVII, LLC, STORE Master Funding XXXVIII, LLC and STORE Master Funding XLI, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to the Net-Lease Mortgage Notes.

Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company filed on September 21, 2026.
4.2

Series 2026-2 Indenture Supplement, dated as of September 21, 2026, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC, STORE Master Funding XX, LLC, STORE Master Funding XXII, LLC, STORE Master Funding XXIV, LLC, STORE Master Funding XXIX, LLC, STORE Master Funding XXXIV, LLC, STORE Master Funding XXXVII, LLC, STORE Master Funding XXXVIII, LLC and STORE Master Funding XLI, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to the Net-Lease Mortgage Notes, Series 2026-2.

Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of the Company filed on September 21, 2026.
10.1

Twelfth Amended and Restated Property Management and Servicing Agreement, dated as of September 21, 2026, among STORE Master Funding I, LLC, STORE Master Funding II, LLC, STORE Master Funding III, LLC, STORE Master Funding IV, LLC, STORE Master Funding V, LLC, STORE Master Funding VI, LLC, STORE Master Funding VII, LLC, STORE Master Funding XIV, LLC, STORE Master Funding XIX, LLC, STORE Master Funding XX, LLC, STORE Master Funding XXII, LLC, STORE Master Funding XXIV, LLC, STORE Master Funding XXIX, LLC, STORE Master Funding XXXIV, LLC, STORE Master Funding XXXVII, LLC, STORE Master Funding XXXVIII, LLC and STORE Master Funding XLI, LLC, each a Delaware limited liability

Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on September 21, 2026.

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

STORE CAPITAL LLC
(Registrant)

Date: November 6, 2026	By:	/s/ Ashley A. Dembowski
Ashley A. Dembowski
Executive Vice President – Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)